Form 10-K
period 2009-12-31
GENERAC HOLDINGS INC.
filed 2010-03-30
CIK 1474735

Use these links to rapidly review the document
2009 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34627

GENERAC HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	20-5654756 (IRS Employer Identification No.)
S45 W29290 Hwy. 59, Waukesha, WI (Address of principal executive offices)	53187 (Zip Code)

(262) 544-4811
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒

          The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, is not applicable because the registrant was not publicly traded as of June 30, 2009. The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of March 29, 2010, was approximately $366,088,154 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 29, 2010, 67,529,290 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

2009 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

        This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this annual report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "should," "can have," "likely," "future" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

        The forward-looking statements contained in this annual report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this annual report include estimates regarding:

  •
  our business, financial and operating results and future economic performance;

  •
  proposed new product and service offerings; and

  •
  management's goals, expectations and objectives and other similar expressions concerning matters that are not historical facts.

        Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

  •
  demand for our products;

  •
  frequency of major power outages;

  •
  availability of raw materials and key components used producing our products;

  •
  competitive factors in the industry in which we operate;

  •
  our dependence on our distribution network;

  •
  our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

  •
  changes in environmental, health and safety laws and regulations;

  •
  loss of our key management and employees;

  •
  increase in product liability claims; and

  •
  other factors that are described under "Item 1A—Risk Factors."

        Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

        Any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1.    Business

        We are a leading designer and manufacturer of a wide range of standby generators for the residential, industrial and commercial markets. As the only significant market participant focused exclusively on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™.

        We have what we believe is an industry leading, multi-layered distribution network, and our products are available in thousands of outlets across the United States and Canada. We distribute our generators through independent residential and industrial dealers, electrical wholesalers, national accounts, private label arrangements, retailers, catalogs and e-commerce merchants. We currently sell our products primarily in North America. We have a significant market share in the residential and light commercial generator markets, which we believe are currently under penetrated. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network.

        We own and operate three manufacturing plants and one distribution facility in Eagle, Wisconsin, Waukesha, Wisconsin and Whitewater, Wisconsin, totaling approximately 1,000,000 total square feet. We also maintain inventory warehouses in the United States that accommodate the rapid response requirements of our customers.

History

        Generac Holdings Inc. is a Delaware corporation that was founded in 2006. Generac Power Systems, Inc., or Generac Power Systems, our principal operating subsidiary, is a Wisconsin corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. We expanded beyond portable generators in 1980 into the industrial market with the introduction of our first stationary generators that provided up to 200 kW. We entered the residential market in 1989 with a residential standby generator, and expanded our product development and global distribution system in the 1990s, forming a series of alliances that tripled our higher output generator net sales. In 1998, we sold our Generac® portable products business to the Beacon Group, a private equity firm, which eventually sold this business to Briggs & Stratton. Our growth accelerated in 2000 as we expanded our automatic residential standby generator product offering, implemented our multi-layered distribution philosophy, and introduced our quiet-running QT Series generators in 2005, accelerating our penetration in the commercial market. In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement with the Beacon Group entered into in connection with the aforementioned Beacon Group transaction. Today, we manufacture a full line of generators for a wide variety of applications and markets. Our success is built on engineering expertise, manufacturing excellence and our innovative approaches to the market.

CCMP transactions

        In November 2006, affiliates of CCMP Capital Advisors, LLC, or CCMP, together with affiliates of Unitas Capital Ltd., or Unitas, and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1,380 million, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3.0 million for general corporate purposes.

        We refer to the foregoing transactions collectively as the "CCMP Transactions."

Initial public offering and corporate reorganization

        On February 17, 2010, we completed our initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, on March 18, 2010, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us. We received approximately $224.1 million in net proceeds at the initial closing, and approximately $23.8 million in net proceeds from the underwriters' option exercise, after deducting the underwriting discount and total expenses related to the offering. The proceeds from the initial closing were used entirely to pay down our second lien credit facility in full and to repay a portion of our first lien credit facility. Proceeds from the option exercise are to be used for general corporate purposes, including debt repayment.

        Our capitalization prior to the IPO consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. In connection with the IPO, we effected a corporate reorganization in which, after giving effect to a 3.294 for one reverse Class A Common Stock split, our Class B Common Stock and Series A Preferred Stock was converted into Class A Common Stock and our Class A Common Stock was then reclassified as common stock. Following the IPO, we have only one class of common stock outstanding. We refer to these transactions, as the "Corporate Reorganization." For more information regarding our Corporate Reorganization, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate reorganization."

Our products

        We design, engineer and manufacture generators with an output of between 800W and 9mW. In the manufacturing process for our generators, we design, manufacture, source and modify engines, alternators, transfer switches and other components necessary to production. We classify our products into three classes based on similar range of power output and similar primary customer usage: residential power products; industrial and commercial power products; and other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential power products

        Our automatic residential standby generators range in output from 8kW to 60kW, with manufacturer's suggested retail prices, or MSRPs, from approximately $2,000 to $15,000. They operate on either natural gas or liquid propane and are permanently installed with an automatic transfer switch, which we also manufacture. Our residential standby generators powered by air-cooled engines range in outputs from 8kW to 20kW and are available in steel and aluminum enclosures. Our generators powered by liquid-cooled engines range in outputs from 22kW to 60kW, including the Guardian® Series and the premium Quietsource® Series, with a quiet, low-speed engine and a standard aluminum enclosure.

        We provide portable generators fueled by gasoline that range in size from 800W to 17,500W. Following the expiration of a non-compete agreement in 2007, we expanded our portable product offering to introduce portable generators below 12,500W. We currently have four portable product lines:

the GP series, targeted at homeowners, ranging from 1,850W to 17,500W; the XG series, targeted at the premium homeowner markets, ranging from 4,000 to 10,000W; the XP series, targeted at the professional contractor market, ranging from 4,000 to 8,000W; and the iX series, targeted at the recreational market, ranging from 800W to 2,000W.

        Residential power products comprised 55.2%, 57.9% and 63.0%, respectively, of total net sales in 2007, 2008 and 2009.

Industrial and commercial power products

        Our light-commercial standby generators include a full range of affordable generators from 22kW to 150kW and related transfer switches, providing three-phase power that is sufficient for most small and mid-sized businesses including grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks, small health care facilities. Our light-commercial generators run on natural gas or liquid propane, which avoids the fuel spillages, spoilage, environmental or odor concerns that are common with traditional diesel units.

        We manufacture a broad line of standard and configured standby generators and related transfer switches for industrial applications. Our single-engine industrial generators range in output from 10kW to 600kW with our Modular Power System (MPS) technology extending our product range up to 9mW. We offer four fuel options including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators run on both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times.

        Our MPS technology combines the power of several smaller generators to produce the output of a larger generator, providing our customers with redundancy and scalability in a cost-effective manner. For larger industrial applications, our MPS products offer customers an efficient, affordable way to scale their standby power needs. By offering a series of smaller Generac generators integrated with Generac's proprietary PowerManager control system, we provide a lower cost alternative to traditional large, single-engine generators. The MPS product line also offers superior functionality due to the redundancy and scalability of the generator systems.

        We provide the telecommunications market our full range of generator systems, ranging from 20kW air-cooled generators to 3mW MPS.

        Industrial and commercial power products comprised 37.0%, 36.2% and 31.9%, respectively, of total net sales in 2007, 2008 and 2009.

Other power products

        Our RV generators range in size from 3.4kW to 8.5kW and are available in gasoline, liquid propane or diesel fuel models. These generators are sold directly to original equipment manufacturers, or OEMs, as well as aftermarket dealers. We also sell our proprietary air-cooled engines to third-party equipment OEMs and sell after-market generator service parts to our dealers.

        Other power products comprise 7.8%, 5.9% and 5.1%, respectively, of total net sales in 2007, 2008 and 2009.

Distribution channels and customers

        We distribute our product through several channels to increase awareness of our product categories and the Generac® brand, and to ensure our products reach a broad customer base. This distribution network includes independent residential and industrial dealers, electrical wholesalers, national accounts, private label arrangements, retailers, catalogs and e-commerce merchants. We believe our distribution network is a competitive advantage that we have strengthened over the last decade by expanding our network from our base of industrial dealers to include other channels of distribution as we have increased our product offerings. Our network is well balanced with no single sales channel providing more than 24% of our sales and no customer providing more than 8% of our sales in 2009.

        Our dealer network, which is located principally in the United States and Canada, is the industry's largest network of independent generator contractors.

        Our residential dealer network sells, installs and services our residential and commercial products to end users. We have developed a number of proprietary dealer management systems to evaluate, manage and incentivize our dealers, which we believe has improved the level of customer service provided to end customers. These systems include both technical and sales training programs, under which we train new and existing dealers about our products, service and installation. We regularly perform market analyses to determine if a given market is either under-served or has poor independent distributor representation. Within these locations, we selectively add distribution or invest resources in existing dealer support and training to improve dealer performance.

        Our industrial dealer network provides industrial and commercial end-users with on-going, local and nationwide product support. Our sales group works in conjunction with our industrial dealers to ensure that national accounts receive engineering support, competitive pricing and nationwide service. We promote our industrial generators through the use of traveling demonstrations, specifying engineer education events, dealer forums and training events. In recent years, we have been particularly focused on expanding our industrial dealer network in Canada and Latin America in order to expand our international sales opportunities.

        Our electrical wholesaler network consists of selling branches of both national and local distribution houses. Our electrical wholesalers distribute our residential, light-commercial and industrial generators and are a key introduction to the standby generator category for electrical contractors who may not be Generac dealers.

        On a selective basis, we have established arrangements with private label partners to provide residential, light-commercial and industrial generators. The partners include leading HVAC equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products. We have multi-year contracts with certain of these partners with terms of between three and four years establishing the terms of these arrangements.

        Our retail distribution network includes thousands of locations, which includes regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. This is supplemented with a number of catalogue and e-commerce retailers. This network sells our residential standby, portable and light-commercial generators. In some cases, we have worked with our retail partners to create installation programs using our dealers to support the sale and installation of standby generator products sold at retail. We also use a combination of advertising through our partners and other national retail accounts to promote our products within the network.

        We also sell generators and air-cooled engines directly to OEM manufacturers and after-market dealers for use in the RV and lawn and garden industries.

Manufacturing

        Our excellence in manufacturing reflects our philosophy of high standards, continuous improvement and commitment to quality. Our facilities showcase our advanced manufacturing techniques and demonstrate the effectiveness of lean manufacturing.

        We are focused on low-cost production techniques and technology and continually seek to reduce manufacturing costs while improving product quality. We deliver an affordable product to our customers through our low-cost design philosophy, our foreign sourcing strategy, our scale, and adherence to lean manufacturing principles. We believe we have sufficient capacity to achieve our business goals for the foreseeable future without the need for significant expansion.

        Our product quality is essential to maintaining a leading market position. Incoming shipments from our suppliers are tested to ensure engineering specifications are met. Purchased components are tested for quality at the supplier's factory and before entering production lines and are continuously tested throughout the manufacturing process. Internal product and production audits are performed to ensure a quality product and process. We test finished products under a variety of simulated conditions at each of our manufacturing facilities.

Research and development and intellectual property

        Our primary focus on generators drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of over 100 engineers working on numerous active projects. Our sponsored research and development expense was $9.6 million, $9.9 million and $10.8 million for the years ended December 2007, 2008 and 2009. Research and development is conducted at each of our manufacturing facilities and additionally at our technical center in Suzhou, China with dedicated teams for each product line. Research and development is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with governmental standards. We have had over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential market we have developed proprietary engines, cooling packages, controls and fuel and emissions systems.

        We rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our commitment to research and development has resulted in a portfolio of approximately 50 U.S. and international patents and patent applications. Our patents expire between June 2012 and January 2027 and protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. U.S. trademark registrations generally have a perpetual duration if they are properly maintained and renewed. New U.S. patents that are issued generally have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of raw materials

        Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable, low-cost suppliers in the United States and abroad. In 2009, we sourced more than half of our components from outside the United States.

Competition

        The market for onsite generators is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers abroad. However, most of the traditional participants in the standby generator market compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant focused exclusively on standby and portable generators with broad capabilities across the residential, industrial and light-commercial generator markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a first-mover advantage over our competition for product innovation.

        Our competitors include Briggs & Stratton, Caterpillar, Cummins, Honda, Kohler, MTU (Katolight division), and Techtronics International (TTI). In the market for standby industrial and commercial generators, our primary competitors are Caterpillar, Cummins, Kohler and MTU, most of which focus on the market for diesel generators as they are also diesel engine manufacturers. In the market for residential standby generators, our primary competitors include Briggs & Stratton, Cummins (Onan division) and Kohler, which also have broad operations in other manufacturing businesses. In the portable generator market, our primary competitors include Briggs & Stratton, Honda and Techtronics International (TTI), along with a number of smaller domestic and foreign competitors.

        There are a number of other standby generator manufacturers located outside North America, but most supply their products mainly to their respective regional markets. In a continuously evolving sector, we believe our size and broad capabilities make us well positioned to remain competitive. Furthermore, we view several of these international manufacturers as potential candidates for future strategic partnerships.

        We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product and product availability.

Employees

        As of December 31, 2009, we had 1,354 employees (1,293 full time and 61 part-time and temporary employees). Of those, 738 employees were directly involved in manufacturing at our manufacturing facilities.

        We have had an "open shop" bargaining agreement for the past 45 years. Our current agreement is with the Communication Workers of America, Local 5503. The current agreement, which expires October 14, 2011, covers our Waukesha and Eagle facilities. Currently, 2% of our workforce is a member of a labor union. Our facility in Whitewater, Wisconsin is not unionized.

Regulation, including environmental matters

        As a manufacturing company, our operations are subject to a variety of foreign, federal, state and local environmental, health and safety laws and regulations including those governing, among other things, emissions to air, discharges to water, noise and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition, our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements, as well as labeling and marketing.

        Our products are regulated by the EPA and CARB. These governing bodies continuously pass regulations that require us to meet more stringent emission standards. With the adoption of a recent regulation covering stationary propane and natural gas-fueled generators, the EPA now regulates all products we produce for sale in the United States. New regulations could require us to redesign our products and could affect market growth for our products. For example, the EPA has developed multiple phases of national emission standards for small air-cooled engines. In 2008, the EPA adopted a proposed Phase III regulation that further reduces permitted exhaust emissions from small engines and also requires the engines and equipment in which engines are used to meet new evaporative emission standards. The EPA's Phase III program requires the use of evaporative controls that must be phased in starting in 2009 and take full effect in 2011 for Class II engines (225 cubic center displacement and larger) and 2012 for Class I engines (less than 225 cubic center displacement). The Phase III program's more stringent exhaust emission requirements also apply starting in 2011 for Class II engines and 2012 for Class I engines. The Phase III standards are similar to the CARB's

Tier 3 emission standards which were fully phased in during fiscal year 2008. CARB's Tier 3 regulation required additional reductions to engine exhaust emissions as well as new controls on evaporative emissions from small engines.

        We believe that our operations and our products are in material compliance with applicable laws and regulations, including environmental and workplace safety regulations. We are not subject to any pending investigations, claims, or proceedings by any foreign, federal, state, or local governmental agency or administration that would materially impact our financial condition or our results.

Segment information

        We refer you to Note 2, "Significant Accounting Policies—Segment Reporting," to our consolidated financial statements included in Item 8 of this annual report for financial information about our business segment and geographic areas.

Executive officers

        The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron Jagdfeld	38	Chief Executive Officer and Director
York A. Ragen	38	Chief Financial Officer
Dawn Tabat	57	Chief Operating Officer
Clement Feng	46	Senior Vice President, Marketing
Allen Gillette	53	Senior Vice President, Engineering
Roger Schaus, Jr.	55	Senior Vice President, Service Operations
Roger Pascavis	49	Senior Vice President, Operations
Terrence J. Dolan*	44	Senior Vice President, Sales

*
Mr. Dolan commenced work on January 18, 2010.

        Aaron Jagdfeld has served as our Chief Executive Officer since September 30, 2008 and as a director since November 2006. Prior to becoming Chief Executive Officer, Mr. Jagdfeld worked for Generac for 15 years. He began his career in the finance department in 1994 and became our Chief Financial Officer in 2002. In 2007, he was appointed president and was responsible for sales, marketing, engineering and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte & Touche LLP. Mr. Jagdfeld holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

        York A. Ragen has served as our Chief Financial Officer since September 30, 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Actuant Corporation. Mr. Ragen began his career in the Audit division of Arthur Andersen's Milwaukee office. Mr. Ragen holds a Bachelor of Business Administration from the University of Wisconsin-Whitewater.

        Dawn Tabat has served as our Chief Operating Officer since 2002. Ms. Tabat joined Generac in 1972 and served as Personnel Manager and Personnel Director before being promoted to Vice President of Human Resources in 1992. During this period, Ms. Tabat was responsible for creating the human resource function within Generac, including recruiting, compensation, training and workforce relations. In her current position, Ms. Tabat oversees manufacturing, logistics, global supply chain, quality, safety, information services and human resources.

        Clement Feng has served as our Chief Marketing Officer and Executive Vice President since 2007. Prior to joining Generac, Mr. Feng was the Vice President of Marketing at Broan-NuTone from 2003 to 2007. From 2000-2003 Mr. Feng was the Vice President of Marketing for Vermont American, a division of Robert Bosch Tool Corporation. From 1994 to 2000, Mr. Feng was the Director of Marketing at Mast Lock Company. Mr. Feng holds an M.B.A from the University of Chicago School of Business, a B.S. in Chemical Engineering from Stanford University.

        Allen Gillette is our Senior Vice President of Engineering. Mr. Gillette joined Generac in 1998 and has served as Engineering Manager, Director of Engineering and Vice President of Engineering. Prior to joining Generac, Mr. Gillette was Manager of Engineering at Transamerica Delaval Enterprise Division, Chief Engineer—High-Speed Engines at Ajax-Superior Division and Manager of Design & Development, Cooper-Bessemer Reciprocating Products Division. Mr. Gillette holds an M.S. in Mechanical Engineering from Purdue University and a B.S. in Mechanical Engineering from Gonzaga University.

        Roger Schaus, Jr. serves as our Senior Vice President of Service Operations. Mr. Schaus joined Generac in 1988 and has served as Director of Manufacturing Services, Vice President of Manufacturing Services and Senior Vice President of Operations. Prior to joining Generac, Mr. Schaus was a Manufacturing Area Manager for Harley Davidson Motor Company in Wauwatosa, Wisconsin and a Plant Manager for Custom Products in Menomonee Falls, Wisconsin. Mr. Schaus holds a B.S. in Agricultural Economics from the University of Wisconsin, Madison.

        Roger Pascavis has served as our Senior Vice President of Operations since January 2008. Mr. Pascavis joined Generac in 1995 and has served as Director of Materials and Vice President of Operations. Prior to joining Generac, Mr. Pascavis was a Plant Manager for MTI in Waukesha, Wisconsin. Mr. Pascavis holds a B.S. in Industrial Technology from the University of Wisconsin, Stout and an M.B.A. from Lake Forest Graduate School of Management.

        Terrence J. Dolan began serving as our Senior Vice President, Sales on January 18, 2010. Prior to joining Generac, Mr. Dolan was Senior Vice President of Business Development and Marketing at Boart Longyear, Vice President of Sales and Marketing at Ingersoll Rand, and Director of Strategic Accounts at Case Corporation. Mr. Dolan holds a B.A. in Management and Communications from Concordia University.

Item 1A.    Risk Factors

        You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" and the risks of our businesses described elsewhere in this Report.

Risk factors related to our business and industry

Demand for our products is significantly affected by unpredictable major power-outage events that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

        Sales of our products are subject to consumer buying patterns, and demand for our products is affected by outage events, including thunderstorms, hurricanes, ice storms and blackouts caused by grid reliability issues. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales and excess inventory. For example, in 2007, our net sales declined significantly from the prior year, which was driven in part by the fact that the storm seasons in the two years leading up to and including

2007 resulted in fewer power outages than in the prior years. The lack of major power-outage events can affect our net sales in the quarters following a given storm season. Unpredictable fluctuations in demand are therefore part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits.

Demand for our standby generators is significantly affected by durable goods spending by consumers and businesses and other macroeconomic conditions.

        Our business is affected by general economic conditions, and uncertainty or adverse changes such as the recent downturn in worldwide economic conditions and the impact of the credit crisis could lead to a significant decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. For example, lower capital spending by our industrial national accounts and other industrial and commercial customers caused a 9.9% decline in net sales to the industrial and commercial market in the year ended December 31, 2009. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers, and we cannot guarantee that our current customers will continue to purchase our products. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to continue to decline, our net sales and profits would likely be adversely affected.

Decreases in the availability, or increases in the cost, of raw materials and key components we use could materially reduce our earnings.

        The principal raw materials that we use to produce our generators are steel, copper and aluminum. We also source a significant number of component parts that we utilize to manufacture our generators from third parties. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers or hedging transactions, our profitability could be adversely affected. For example, in 2008, we experienced a 4.8% decrease in gross margin percentage, partially due to increases in commodity prices, including steel, copper and aluminum. Also, our ability to continue to obtain materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of important components. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

The industry in which we compete is highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

        We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies and have substantially greater financial resources. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter the generator market. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For more information, see "Item 1—Business—Competition."

Our industry is subject to technological change, and our failure to continue developing new and improved products and to bring these products rapidly to market could have an adverse impact on our business.

        New products, or refinements and improvements of existing products, may have technical failures, their introduction may be delayed, they may have higher production costs than originally expected or they may not be accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, telecommunications or retail customers, would adversely affect our business.

        In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading HVAC equipment, electrical equipment and construction machinery companies, arrangements with top retailers and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors and customers with whom we do business offer products and services of our competitors. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

        We view our intellectual property rights, including those relating to our Generac® brand name, fuel management systems and MPS technology, as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

        In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements. Furthermore, in connection with our sale of Generac Portable Products to the Beacon Group in 1998, we granted the Beacon Group an exclusive perpetual license for the use of the "Generac Portable Products" trademark in connection with the manufacture and sale of certain engine driven consumer products. This perpetual license was eventually transferred to Briggs and Stratton (Briggs) when the Beacon Group sold that business to Briggs. Currently, this trademark is not being used in commerce. However, in the event that the Beacon Group or Briggs use this trademark in the future, we could suffer competitive confusion and our business could be negatively impacted.

Our operations are subject to various environmental, health and safety laws and regulations, and non-compliance with or liabilities under such laws and regulations could result in substantial costs, fines, sanctions and claims.

        Our operations are subject to a variety of foreign, federal, state and local environmental, health and safety laws and regulations including those governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition, under federal and state environmental laws, we could be required to investigate, remediate and/or monitor the effects of the release or disposal of materials both at sites associated with past and present operations and at third-party sites where wastes generated by our operations were disposed. This liability may be imposed retroactively and whether or not we caused, or had any knowledge of, the existence of these materials and may result in our paying more than our fair share of the related costs. Violations of or liabilities under such laws and regulations could result in substantial costs, fines and civil or criminal proceedings or personal injury and workers' compensation claims.

Our products are subject to substantial government regulation.

        Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the federal Environmental Protection Agency, or EPA, state regulatory agencies, such as the California Air Resources Board, or CARB, and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our projects or develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to modify our natural gas and liquid propane-fueled liquid-cooled engines and generators by January 1, 2009 to comply with emissions standards in the United States. While we have been able to meet previous deadlines, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

We may incur costs and liabilities as a result of product liability claims.

        We face a risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our financial condition, and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

The loss of any key members of our senior management team or key employees could disrupt our operations and harm our business.

        Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in the generator industry. If, for any reason, our senior executives do not continue to be active in management, or if our key employees leave our company, our business, financial condition or results of operations could be adversely affected. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operations. Although we do not anticipate that we will have to replace any of these individuals in the near future, the loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

Disruptions caused by labor disputes or organized labor activities could harm our business.

        Currently, 2% of our workforce is a member of a labor union. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.

We may experience material disruptions to our manufacturing operations.

        While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

  •
  equipment or information technology infrastructure failure;

  •
  disruptions in the transportation infrastructure including roads, bridges, railroad tracks;

  •
  fires, floods, earthquakes, or other catastrophes; and

  •
  other operational problems.

        In addition, all of our manufacturing and production facilities are located in Wisconsin within a 30-mile radius. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our Wisconsin facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

A significant portion of our purchased components are sourced in foreign countries, exposing us to additional risks that may not exist in the United States.

        We source a significant portion of our purchased components overseas, primarily in Asia. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. Such risks include:

  •
  inflation or changes in political and economic conditions;

  •
  unstable regulatory environments;

  •
  changes in import and export duties;

  •
  domestic and foreign customs and tariffs;

  •
  currency rate fluctuations;

  •
  trade restrictions;

  •
  labor unrest;

  •
  logistical and communications challenges; and

  •
  other restraints and burdensome taxes.

        These factors may have an adverse effect on our ability to source our purchased components overseas. In particular, if the U.S. dollar were to depreciate significantly against the currencies in which we purchase raw materials from foreign suppliers, our cost of goods sold could increase materially, which would adversely affect our results of operations.

As a U.S. corporation that sources components in foreign countries, we are subject to the Foreign Corrupt Practices Act. A determination that we violated this act may affect our business and operations adversely.

        As a U.S. corporation, we are subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our financial position, operating results and cash flows.

We have significant tax assets, usage of which may be subject to limitations in the future.

        As of December 31, 2009, we had approximately $161.8 million of net operating loss carryforwards for U.S. federal income tax purposes. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are out of our control, could limit our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected.

        Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2009, goodwill and other indefinite-lived intangibles totaled $665.9 million, most of which arose from the CCMP Transactions. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements. For example, in October 2008, due to an increase in our weighted average cost of capital and lower comparable public company market values resulting from weakening economic conditions, we determined that an impairment of goodwill existed and recorded a non-cash charge of $503.2 million in 2008.

        Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with FASB ASC (Accounting Standards Codification) Topic 350-20, goodwill and indefinite lived intangibles are reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for details.

We may need additional capital to finance our growth strategy or to refinance our existing credit facilities, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow.

        We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including any further downturn or crisis in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. Our revolving credit facility matures in November 2012 and our first lien term loan facility matures in November 2013. If we are unable to refinance these facilities on acceptable terms, our liquidity could be adversely affected.

We are unable to determine the specific impact of changes in selling prices or changes in volumes of our products on our net sales.

        Because of the wide range of products that we sell, the level of customization for many of our products, the frequent rollout of new products and the fact that we do not apply pricing changes uniformly across our entire portfolio of products, we are unable to determine with specificity the effect of volume changes or changes in selling prices on our net sales.

Risks related to our common stock

We do not anticipate paying dividends on our common stock in the foreseeable future.

        We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be stockholders' sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure stockholders that we will make such a change. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends."

Future sales of our common stock may cause our stock price to decline.

        If our stockholders prior to the initial public offering sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 29, 2010, we have 67,529,290 shares of our common stock outstanding.

        Subject to lock-up agreements entered into in connection with our initial public offering, 46,372,541 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. All of these restricted securities will be eligible for sale under Rule 144 following expiration of the lock-up agreements described above subject to limitations on sales by affiliates. In addition, commencing 180 days after the date of our initial public offering (i.e., August 9, 2010), certain stockholders holding 45,509,752 outstanding shares of these restricted securities will have registration rights which could allow those holders to sell their shares freely through a future registration statement filed under the Securities Act.

        In addition, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 6,637,835 shares of our common stock reserved for issuance under our Omnibus Plan, including an aggregate of 4,797,753 shares that were granted as non-vested (restricted) stock, shares issuable upon the exercise of stock options and shares granted to directors in connection with our initial public offering. We may increase the number of shares registered for this purpose at any time. Subject to any restrictions imposed on the restricted shares and options granted under our Omnibus Plan, shares registered under the registration statement on Form S-8 will be available for sale into the public markets subject to the 180-day lock-up agreements referred to above.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our results of operations do not meet their expectations, our common stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material.

As a public company, we are required to meet periodic reporting requirements under the Securities and Exchange Commission, or SEC, rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.

        SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Prior to our initial public offering, we had not been required to comply with SEC requirements to have our financial statements completed and reviewed or audited within a specified time and, as such, we may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

        As a public company, we will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other rules of the SEC and the New York Stock Exchange, or NYSE, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2010, to attest to the effectiveness of our internal control over financial reporting. This process, which we have not undertaken in the past, will require significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff. This process will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

        During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our effectiveness of internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may negatively impact our business, results of operations and reputation.

Anti-takeover provisions in our amended and restated certificate of incorporation and by-laws could prohibit a change of control that our stockholders may favor and could negatively affect our stock price.

        Provisions in our amended and restated certificate of incorporation and by-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. For example, our amended and restated certificate of incorporation and by-laws:

  •
  permit our board of directors to issue preferred stock with such terms as they determine, without stockholder approval;

  •
  provide that only one-third of the members of the board are elected at each stockholders meeting and prohibit removal without cause;

  •
  require advance notice for stockholder proposals and director nominations; and

  •
  contain limitations on convening stockholder meetings.

        These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and could discourage potential takeover attempts and could adversely affect the market price of our common stock.

Risks related to our capital structure

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

        We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $1,091.5 million. While we reduced this amount of debt after December 31, 2009 through the use of the proceeds of our IPO and of cash on hand (as discussed elsewhere in this report under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations"), we still have a substantial amount of indebtedness. After the repayment of debt using the proceeds of the IPO and available cash on-hand, we had total indebtedness of $731.4 million as of March 19, 2010. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness, including financial and other restrictive covenants, which could result in an event of default under the agreements governing our indebtedness;

  •
  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

        Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our interest expense could increase if interest rates increase because debt under our senior secured credit facilities bears interest at a variable rate. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

The terms of our senior secured credit facilities restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities contain, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facilities include a financial covenant that requires us not to exceed a maximum total leverage ratio.

        As of December 31, 2009, Generac Power Systems was required to maintain a maximum leverage ratio of 6.75 to 1.00 and 7.00 to 1.00 under the first and second lien credit facilities, respectively. As of December 31, 2009, Generac Power Systems' leverage ratio was 5.99 to 1.00 (prior to giving effect to the reduction of debt through the use of proceeds of our IPO and application of cash on hand, each of which took place after December 31, 2009 and are discussed in this report under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations"). After giving effect to the reduction of debt using the proceeds from the IPO and available cash on-hand, Generac Power Systems' leverage ratio was 4.59 pro forma as of December 31, 2009. The maximum leverage ratio decreases over time under both facilities. The more restrictive of the facilities is the first lien credit facility, which requires Generac Power Systems to have a leverage ratio of no greater than 6.75 to 1.00 in the fourth quarter of 2009 and in the first quarter of 2010, 6.50 to 1.00 in the second quarter of 2010, 6.25 to 1.00 in the third quarter of 2010, 5.75 to 1.00 in the fourth quarter of 2010 and the first quarter of 2011, 5.50 to 1.00 in the second quarter of 2011, 5.25 to 1.00 in the third quarter of 2011 and 4.75 to 1.00 in the fourth quarter of 2011 and thereafter. Failure to comply with this covenant would result in an event of default under our senior secured credit facilities unless waived by our lenders.

        Our senior secured credit facilities require us to use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business and other dispositions to repay indebtedness under our senior secured credit facilities.

        Our senior secured credit facilities also include covenants restricting, among other things, our ability to:

  •
  incur liens;

  •
  incur or assume additional debt or guarantees or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  prepay, or make redemptions and repurchases of, subordinated debt;

  •
  make loans and investments;

  •
  make capital expenditures;

  •
  engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

  •
  change the business conducted by us or our subsidiaries; and

  •
  amend the terms of subordinated debt.

        The operating and financial restrictions and covenants in our senior secured credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities would result in a default under our senior secured credit facilities. If any such default occurs, the lenders under our senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

        At September 30, 2008, we failed to satisfy the leverage ratio in our senior secured credit facilities. This default was cured by an equity contribution from affiliates of CCMP. However, CCMP and its affiliates are under no obligation to provide additional funds to us in the event of future covenant defaults.

Our principal stockholder continues to have substantial control over us.

        As of March 18, 2010, after giving effect to the IPO and underwriters option exercise, affiliates of CCMP collectively beneficially own approximately 58.4% and affiliates of Unitas collectively beneficially own approximately 4.3% of our outstanding common stock. As a consequence, CCMP or its affiliates are able to exert a significant degree of influence or actual control over our management and affairs and will control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

        Because affiliates of CCMP control more than 50% of the voting power of our common stock, we are a "controlled company" within the meaning of the NYSE's Listed Company Manual. Under the NYSE's Listed Company Manual, a controlled company may elect not to comply with certain NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consist of independent directors; (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Because we have taken advantage of the controlled company exemption to certain NYSE corporate governance requirements, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

        Representatives of CCMP and its affiliates occupy a majority of the seats on our board of directors. CCMP or its affiliates could invest in entities that directly or indirectly compete with us or companies in which CCMP or its affiliates are currently invested may already compete with us. As a result of these relationships, when conflicts arise between the interests of CCMP or its affiliates and the interests of our stockholders, these directors may not be disinterested. The representatives of CCMP and its affiliates on our board of directors, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own and operate three manufacturing facilities located in Eagle, Wisconsin, Waukesha, Wisconsin and Whitewater, Wisconsin, which total approximately 800,000 square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations.

        We own a distribution center totaling approximately 200,000 square feet and an undeveloped lot of approximately 18.1 acres in Whitewater, Wisconsin. We also have third party logistics inventory warehouses in the United States that accommodate the rapid response requirements of our customers.

        The following table shows the location and activities of our operations:

Location	Owned / Leased	Square Footage	Activities
Manufacturing:
Waukesha, WI	Owned	264,000	Corporate headquarters and manufacturing of liquid-cooled generators and transfer switches
Eagle, WI	Owned	236,000	Manufacturing of liquid-cooled generators and metal fabrication
Eagle, WI	Owned	6,000	Training facility
Whitewater, WI	Owned	295,000	Manufacturing of vertically integrated engines and generators
Distribution:
Whitewater, WI	Owned	196,000	Distribution center
Other:
Maquoketa, IA	Owned	137,000	Inventory warehouse and rental property

        All of our properties are subject to mortgages under our senior secured credit facilities.

Item 3.    Legal Proceedings

        From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2009, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Shares of our common stock are traded on the NYSE under the symbol "GNRC." Our shares have only been publicly traded since February 11, 2010; as a result, we have not set forth quarterly information with respect to the high and low prices for our common stock.

Holders

        The number of stockholders of record of our common stock as of March 16, 2010 was 2,276.

Dividends

        We did not declare or pay cash dividends in 2009. We currently do not anticipate paying any dividends on our common stock. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization and such other factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by Generac Power Systems will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from Generac Power Systems.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Recent Sales of Unregistered Securities

        In September 2009, we sold 2,000 shares of our Series A Preferred Stock to certain stockholders for an aggregate purchase price of $20.0 million. The September 2009 issuance of Series A Preferred Stock was the consummation of a contractual preemptive right exercised in September 2009 that was triggered by our sales of shares to affiliates of CCMP beginning in late 2008 and ending in July 2009. Each of the purchasers of these shares of Series A Preferred Stock had a pre-existing relationship with us as a stockholder (and, in many cases, also as an employee) and had a contractual right to acquire such shares pursuant to the Shareholders Agreement entered into at the time of the CCMP transaction in 2006. The offering and sale of these shares of preferred stock did not involve any solicitation beyond the parties to the Shareholders Agreement. Each of these transactions was exempt from registration pursuant to Section 4(2) of the Securities Act, as it was a transaction by an issuer that did not involve a public offering of securities. There were no underwriters employed in connection with the transaction, and the recipients of securities in the transaction represented their intention to acquire the securities for investment only and not with a view to any distribution thereof. Appropriate legends were affixed to the share certificates and other instruments issued in the transaction. All purchasers were given the opportunity to ask questions and receive answers from our representatives concerning our business and financial affairs. Each of the purchasers that were employees of the registrant had access to such information through their employment with the registrant. Based on the foregoing, and the fact that the transaction giving rise to the exercise of the preemptive right, as well as the exercise of preemptive rights themselves, took place well in advance and was independent of the filing of the Registration Statement for our initial public offering, we concluded that these transactions were exempt from registration.

Use of Proceeds from Registered Securities

        On February 17, 2010, we completed our initial public offering of 18,750,000 shares of our common stock at a price of $13.00 per share. The shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333- 162590). The registration statement was declared effective by the SEC on February 10, 2010. J.P. Morgan Securities Inc., Goldman, Sachs & Co., BofA Merrill Lynch, and Robert W. Baird & Co. Incorporated served as joint book running managers for the initial public offering.

        The net proceeds to us from the initial sale of the shares, after deducting the underwriting discount and total expenses related to the offering, were approximately $224.1 million. The underwriters received a discount of $0.8125 per share on the shares, for a total underwriting discount of approximately $15.2 million. Total expenses related to the offering were approximately $4.5 million. Immediately after the completion of our initial public offering, we used all of the net proceeds to fully pay down our second lien term loan and a portion of our first lien term loan.

        On March 18, 2010, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us. Net proceeds received from the option exercise were $23.8 million and are to be used for general corporate purposes, including debt repayment.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2007, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the year ended December 31, 2005 and the period from January 1, 2006 through November 10, 2006 (Predecessor Period) and the period from November 11, 2006 through December 31, 2006 (Successor Period) are derived from our historical financial statements not included in this annual report.

        In November 2006, affiliates of CCMP, together with affiliates of Unitas and members of our management, formed Generac Holdings Inc. and, through Generac Holdings Inc., acquired all of the capital stock of Generac Power Systems. See "Item 1—Business—History—CCMP transactions." Generac in all periods prior to November 2006 is referred to as "Predecessor," and in all periods including and after such date is referred to as "Successor." The consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor Period.

        The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8 of this annual report.

	Predecessor		Successor
(Dollars in thousands, except per share data)	Year ended December 31, 2005(1)	Period from January 1, 2006 through November 10, 2006	Period from November 11, 2006 through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Statement of operations data:
Net sales	$518,763	$606,249	$74,110	$555,705	$574,229	$588,248
Costs of goods sold	333,739	371,425	55,105	333,428	372,199	352,398
Gross profit	185,024	234,824	19,005	222,277	202,030	235,850
Operating expenses:
Selling and service	41,777	45,800	5,279	52,652	57,449	59,823
Research and development	9,903	9,141	1,168	9,606	9,925	10,842
General and administrative	11,564	12,631	1,695	17,581	15,869	14,713
Amortization of intangibles(2)	—	—	8,576	47,602	47,602	51,960
Transaction-related expenses(3)	—	149,792	—	—	—	—
Goodwill and trade name impairment charge(4)	—	—	—	—	583,486	—

Total operating expenses	63,244	217,364	16,718	127,441	714,331	137,338
Income (loss) from operations	121,780	17,460	2,287	94,836	(512,301)	98,512
Other income (expense):
Interest expense	(269)	(673)	(18,354)	(125,366)	(108,022)	(70,862)
Gain on extinguishment of debt(5)	—	—	—	18,759	65,385	14,745
Investment income	841	1,571	302	2,682	600	2,205
Other, net	(335)	(52)	(192)	(1,196)	(1,217)	(1,206)
Total other income (expense), net	237	846	(18,244)	(105,121)	(43,254)	(55,118)
Income (loss) before provision (benefit) for income taxes	122,017	18,306	(15,957)	(10,285)	(555,555)	43,394
Provision (benefit) for income taxes	726	5,519	—	(571)	400	339

Net income (loss)(6)	$121,291	$12,787	$(15,957)	$(9,714)	$(555,955)	$43,055
Income (loss) per share:
Class A Common Stock(7)	n/m	n/m	(10,106)	(34,994)	(357,628)	(41,111)
Class B Common Stock(7)	n/m	n/m	457	3,462	3,780	4,171
Pro forma earnings (loss) per common share(8)	n/m	n/m	n/m	n/m	n/m	$1.00
Statement of cash flows data:
Depreciation	5,046	4,654	936	6,181	7,168	7,715
Amortization	—	24	8,576	47,602	47,602	51,960
Expenditures for property and equipment	(7,029)	(6,225)	(720)	(13,191)	(5,186)	(4,525)
Other financial data:
Adjusted EBITDA(9)	126,983	174,303	19,042	158,148	129,858	159,087

	Predecessor	Successor
(Dollars in thousands)	As of December 31, 2005	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009
Balance sheet data:
Current assets	$180,954	$226,760	$217,750	$274,997	$345,017
Property, plant and equipment, net	53,964	72,087	78,982	76,674	73,374
Goodwill	—	847,442	1,029,068	525,875	525,875
Other intangibles and other assets	4,024	817,720	582,859	448,668	392,977

Total assets	$238,942	$1,964,009	$1,908,659	$1,326,214	$1,337,243

Total current liabilities	$84,710	$112,179	$94,690	$127,981	$131,971
Long-term debt, less current portion	4,800	1,370,500	1,280,750	1,121,437	1,052,463
Other long-term liabilities	7,219	10,436	27,439	43,539	17,418
Redeemable stock(10)	—	685,667	747,070	843,451	878,205

Total liabilities, redeemable stock and stockholders' equity(10)	$238,942	$1,964,009	$1,908,659	$1,326,214	$1,337,243

(1)
Our financial data for the year ended December 31, 2005 were derived from consolidated financial statements of Generac Power Systems as of and for the year ended December 31, 2005 that were audited by another audit firm whose report dated March 31, 2006 expressed an unqualified opinion on those financial statements. These results agree to those audited financial statements, except for adjustment for an accounting change related to revenue recognition such that the 2005 period is in compliance with SAB No. 104 and consistent with all other periods presented.

(2)
Our amortization of intangibles expenses include the straight-line amortization of customer lists, patents and other finite-lived intangibles assets.

(3)
Transaction-related expenses incurred by the Predecessor, which primarily related to the settlement of the employee share appreciation program in connection with the CCMP Transactions.

(4)
As of October 31, 2008, as a result of our annual goodwill and trade names impairment test, we determined that an impairment of goodwill and trade names existed, and we recognized a non-cash charge of $583.5 million in 2008.

(5)
During 2007, affiliates of CCMP acquired $80.3 million principal amount of second lien term loans for approximately $60.0 million. CCMP's affiliates exchanged this debt for additional shares of our Class B Common Stock. The fair value of the shares exchanged was $60.0 million. We recorded this transaction as additional Class B Common Stock of $60.0 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $18.8 million, which includes a write-off of deferred financing fees and other closing costs in the consolidated statement of operations for the year ended December 31, 2007.

During 2008, affiliates of CCMP acquired $148.9 million principal amount of second lien term loans for approximately $81.1 million. CCMP's affiliates exchanged this debt for additional shares of our Class B Common Stock and Series A Preferred Stock. The fair value of the shares exchanged was $81.1 million. We recorded this transaction as Series A Preferred Stock of $62.9 million and Class B Common Stock of $18.2 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $65.4 million, which includes a write-off of deferred financing fees and other closing costs in the consolidated statement of operations for the year ended December 31, 2008.

During 2009, affiliates of CCMP acquired $9.9 million principal amount of first lien term loans and $20.0 million principal amount of second lien term loans for approximately $14.8 million. CCMP's affiliates exchanged this debt for 1,475.4596 shares of Series A Preferred Stock. The fair value of the shares exchanged was $14.8 million. We recorded this transaction as additional Series A Preferred Stock of $14.8 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $14.7 million, which includes a write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2009.

(6)
Includes, for the year ended December 31, 2005, a $0.4 million non-cash charge primarily related to losses on the sale of equipment, a $1.3 million cash gain related to adjustments to a deferred compensation plan and $0.5 million related to employee severance costs.

(7)
n/m—Earnings per share for the Predecessor has not been presented since it is not meaningful due to changes in our equity structure that resulted from the CCMP Transactions. For Successor period, earnings per share reflects the impact of the reverse stock split which occurred immediately prior to the initial public offering as discussed in Notes 1 and 14 to our consolidated financial statements included in Item 8 of this annual report.

(8)
Represents earnings per common share after giving effect to the Corporate Reorganization (as defined above, and discussed below in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate reorganization").

(9)
Adjusted EBITDA represents net income (loss) before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in this table. For a description of the additional adjustments permitted for Covenant EBITDA under our senior secured credit facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Senior secured credit facilities—Covenant compliance."

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our senior secured credit facilities but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

  •
  for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;

  •
  to allocate resources to enhance the financial performance of our business;

  •
  as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2010 Proxy Statement;

  •
  to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and

  •
  in communications with our board of directors and investors concerning our financial performance.

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of our company. Management believes that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

  •
  Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired;

  •
  Investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of our company, including our ability to service our debt and other cash needs; and

  •
  by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

The adjustments included in the reconciliation table listed below are provided for under our senior secured credit facilities (except where noted in footnote (h) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

  •
  we do not consider indicative of our ongoing operating performance, such as non-cash impairment and other charges, transaction costs relating to the CCMP Transactions and to repurchases of our debt by affiliates of CCMP, non-cash gains relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

  •
  we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or

  •
  were eliminated following the consummation of our initial public offering, such as sponsor fees.

We explain in more detail in footnotes (a) through (h) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

  •
  Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

  •
  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

    •
    Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

    •
    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

    •
    several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash impairment charges, while not involving cash expense, do have a negative impact on the value our assets as reflected in our consolidated balance sheet prepared in accordance with U.S. GAAP;

    •
    the adjustments for business optimization expenses, which we believe are appropriate for the reasons set out in note (d) below, represent costs associated with severance and other items which are reflected in operating expenses and income (loss) from continuing operations in our consolidated statements of operations prepared in accordance with U.S. GAAP; and

    •
    other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees and sponsor fees), involve mathematical application of items reflected in our financial statements, others (such as business optimization adjustments) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our senior secured credit facilities, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

Our senior secured credit facilities require us to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varies over time. As of December 31, 2009, our ratio was 5.99 to 1.00, which was below the covenant requirement of 6.75 to 1.00 under the first lien credit facility and 7.00 to 1.00 under the second lien credit facility. Failure to comply with this covenant would result in an event of default under our senior secured credit facilities unless waived by our lenders. Our senior secured credit facilities contain other events of default that are customary for similar facilities and transactions, including a cross-default provision under the first lien credit facility with respect to any other indebtedness in an outstanding aggregate principal amount in excess of $25.0 million and a cross-default provision under the second lien credit facility with respect to any other indebtedness in an outstanding aggregate principal amount in excess of $28.75 million. An event of default under our senior secured credit facilities could result in the acceleration of our indebtedness under the facilities, and we may be unable to repay or finance the amounts due. In addition, our senior secured credit facilities restrict our ability to take certain actions, such as incur additional debt or make certain acquisitions, if we are unable to meet our leverage ratio. Failure to comply with these covenants would result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As our failure to comply with the covenants described above can, at best, limit our ability to incur debt or grow our company and, at worst, cause us to default under the agreements governing our indebtedness, management believes that our senior secured credit facilities and these covenants are material to us.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Predecessor		Successor
(Dollars in thousands)	Year ended December 31, 2005	Period from January 1, 2006 through November 10, 2006	Period from November 11, 2006 through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Net income (loss)	$121,291	$12,787	$(15,957)	$(9,714)	$(555,955)	$43,055
Interest Expense	269	673	18,354	125,366	108,022	70,862
Depreciation and amortization	5,046	4,678	9,512	53,783	54,770	59,675
Income taxes provision (benefit)	726	5,519	—	(571)	400	339
Non-cash impairment and other charges(a)	437	416	6,998	5,328	585,634	(1,592)
Transaction costs and credit facility fees(b)	—	149,792	80	1,044	1,319	1,188
Non-cash gains(c)	(1,286)	—	—	(18,759)	(65,385)	(14,745)
Business optimization expenses(d)	500	438	62	1,944	971	—
Sponsor fees(e)	—	—	70	500	500	500
Letter of credit fees(f)	—	—	—	335	169	135
Other state taxes(g)	—	—	—	—	53	72
Holding company interest income(h)	—	—	(77)	(1,108)	(640)	(402)

Adjusted EBITDA	$126,983	$174,303	$19,042	$158,148	$129,858	$159,087

(a)
Represents the following non-cash charges:

  •
  for the Predecessor Period, a loss on disposal of assets;

  •
  for the period from November 11 through December 31, 2006, a charge for the step-up in book value of inventory as a result of the application of purchase accounting in connection with the CCMP Transactions;

  •
  for the year ended December 31, 2007, primarily a $3.9 million charge for the step-up in book value of inventory as a result of the application of purchase accounting in connection with the CCMP Transactions. Also includes $1.4 million of other charges, including a write-off of a pre-CCMP Transactions receivable, stock compensation expense, unsettled mark-to-market losses on copper forward contracts and losses on disposals of assets;

  •
  for the year ended December 31, 2008, primarily $503.2 million in goodwill impairment charges and $80.3 million in trade name impairment charges described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies—Goodwill and other intangible assets." $1.6 million of the amount is comprised of unsettled mark to market losses on copper forward contracts, a write-off of pre-CCMP Transactions bad debts and losses on disposals of assets. Separately, the amount also includes a write-off of certain inventory;

  •
  for the year ended December 31, 2009, primarily unsettled mark-to-market gains on copper forward contracts;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

  •
  The losses on disposals of assets in several periods described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

  •
  The charge for the step-up in the value of inventory as a result of the application of purchase accounting at the time of the CCMP Transactions is a one-time charge resulting from our acquisition by CCMP in 2006 described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Transactions with CCMP";

  •
  The write-offs of certain pre-CCMP Transaction bad debts in the years ended December 31, 2007 and 2008 are non-cash charges that we believe do not reflect cash outflows after our acquisition by CCMP;

  •
  The charges for unsettled mark-to-market gains and losses on copper forward contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe that it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of operations and cash flows to capture the full effect of these contracts on our operating performance;

    •
    The goodwill and trade name impairment charges recorded in the year ended December 31, 2008 are one-time items that we believe do not reflect our ongoing operations. These charges are explained in greater detail in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies—Goodwill and other intangible assets";

    •
    The small amount of stock compensation expense recorded in the year ended December 31, 2007 was a non-cash charge for compensation under our 2006 Management Equity Incentive Plan. We do not believe that equity awards and the related expense under our 2006 Management Equity Incentive Plan, which terminated in connection with our initial public offering, will be useful in predicting stock compensation expense that we may incur under the new equity incentive plan that we intend to adopt in connection with this offering. However, we do expect to incur stock compensation expense under the new plan, and you should see our 2010 Proxy Statement under captions "Executive Compensation—Compensation Discussion and Analysis—Components of compensation—Equity-based compensation" and "Executive Compensation—Compensation Discussion and Analysis—2010 Equity incentive plan" for more information about that plan; and

    •
    The write-off of certain pre-CCMP Transaction excess inventory recorded in the year ended December 31, 2008 was a non-cash charge that we believe does not reflect cash outflows after our acquisition by CCMP.

(b)
Represents the following transaction costs and fees relating to our senior secured credit facilities:

  •
  transaction costs relating to the CCMP Transactions recorded in the Predecessor Period from January 1, 2006 through November 10, 2006 and the Successor Period from November 11, 2006 through December 31, 2008, which consisted primarily of the expense incurred by our Predecessor when grants under its Equity Appreciation Share Plan vested upon the change of control triggered by the CCMP Transactions;

  •
  for all periods after 2006, administrative agent fees and revolving credit facility commitment fees under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

  •
  for all periods after 2006, transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, which CCMP's affiliates contributed to our company in exchange for the issuances of securities described in our 2010 Proxy Statement under the caption "Certain Relationships and Related Transactions—Issuances of securities," which repurchases we do not expect to recur; and

(c)
represents the following non-cash gains:

  •
  for the year ended December 31, 2005, represents gain on cancellation of deferred compensation agreement;

  •
  for all periods after 2006, represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (b) above, which we do not expect to recur.

(d)
Primarily represents severance costs incurred from restructuring-related activities. For the year ended December 31, 2007, consists of $1.4 million of severance costs and $0.6 million of other restructuring-related costs. We do not believe the charges for restructuring-related activities in the year ended December 31, 2007 reflect our ongoing operations. Although we have incurred severance costs in most of the periods set forth in the table above, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

(e)
Represents management, consulting, monitoring, transaction and advisory fees and related expenses paid or accrued to affiliates of CCMP and affiliates of Unitas under an advisory services and monitoring agreement. This agreement automatically terminated upon consummation of our initial public offering, and, accordingly, we believe that these expenses do not reflect the expenses of our ongoing operations.

(f)
Represents fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

(g)
Represents franchise and business activity taxes paid at the state level. We believe that the inclusion of these taxes in calculating Adjusted EBITDA is similar to the inclusion of income taxes, as set forth in the table above.

(h)
Represents interest earned on cash held at Generac Holdings Inc. We exclude these amounts because we do not include them in the calculation of "Covenant EBITDA" under and as defined in our senior secured credit facilities.
(10)
Includes our Series A Preferred Stock and Class B Common Stock. See Note 6 to our audited consolidated financial statements included in Item 8 of this annual report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with "Item 6—Selected Financial Data" and the consolidated financial statements and the related notes included in Item 8 of this annual report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A—Risk Factors."

Overview

        We are a leading designer and manufacturer of a wide range of standby generators for the residential, industrial and commercial markets. As the only significant market participant focused exclusively on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available through a broad network of independent dealers, retailers and wholesalers.

Business drivers and measures

        In operating our business and monitoring its performance, we pay attention to a number of industry trends, performance measures and operational factors. The statements in this section are based on our current expectations.

Industry trends

        Our performance is affected by the demand for reliable back-up power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

        Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in the last two years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential products are approximately 2% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2007 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

        Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and tropical and winter storm activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

        Impact of business capital investment cycle.    The market for commercial and industrial generators is affected by the capital investment cycle and overall durable goods spending, as businesses either add new locations or make investments to upgrade existing locations. These trends can have a material impact on demand for industrial and commercial generators. However the capital investment cycle may differ for the various industrial and commercial end markets (industrial, telecommunications, distribution, retail health care facilities and municipal infrastructure, among others). The market for generators is also affected by general economic conditions, credit availability and trends in durable goods spending by consumers and businesses.

Operational factors

        We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. The operational factors that affect our business include the following:

        New product start-up costs.    When we launch new products, we generally experience an increase in start-up costs, including engineering expenses, air freight expenses, testing expenses and marketing expenses, resulting in lower gross margins after the initial launch of a new product. Margins on new product introductions generally increase over the life of the product as these start-up costs decline and we focus our engineering efforts on product cost reduction.

        Effect of commodity and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of commodity and component prices through improved product design, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

Other factors

        Other factors that affect our results of operations include the following:

        Factors influencing interest and amortization expense.    As a result of the CCMP Transactions, our interest expense and amortization expense have increased. Accordingly, our consolidated financial statements prior to November 2006 are not comparable to subsequent periods, primarily as a result of significantly increased interest expense and amortization expense. We anticipate that interest expense will decrease in future periods because, after December 31, 2009, we used the net proceeds from our initial public offering and available cash on hand, to repay outstanding indebtedness. The expiration of certain interest rate swap agreements in January 2010 will also decrease interest expense in future periods.

        Factors influencing provision for income taxes.    Because we made a Section 338(h)(10) election in connection with the CCMP Transactions, we have $1.4 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2009 that we expect to generate cash tax savings of $557 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $161.8 million as of December 31, 2009, which we expect to generate an additional $57 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

        Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 25% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 25% to 30% in the fourth quarter, with different seasonality depending on the timing of outage activity in each year. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Transactions with CCMP

        In November 2006, affiliates of CCMP, together with affiliates of Unitas and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1,380 million, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3 million for general corporate purposes. See "Item 1—Business—History—CCMP transactions."

        During 2007, affiliates of CCMP acquired $80.3 million principal amount of second lien term loans for approximately $60.0 million. CCMP's affiliates exchanged this debt for additional shares of Class B Common Stock. The fair value of the shares exchanged was $60.0 million. We recorded this transaction as additional Class B Common Stock of $60.0 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $18.8 million, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2007.

        During 2008, affiliates of CCMP acquired $148.9 million principal amount of second lien term loans for approximately $81.1 million. CCMP's affiliates exchanged $24.0 million principal amount of this debt for additional shares of Class B Common Stock and $124.9 million principal amount of this debt for shares of our Series A Preferred Stock. The fair value of the shares of our Class B Common Stock and Series A Preferred Stock so exchanged was $18.2 million and $62.9 million, respectively. We recorded this transaction as Series A Preferred Stock of $62.9 million and Class B Common Stock of $18.2 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $65.4 million, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2008.

        As of September 30, 2008, we failed to satisfy the leverage ratio in our senior secured credit facilities. As permitted by the credit agreement, in November, 2008, this violation was remedied by an equity contribution of $15,500,000 from affiliates of CCMP, in exchange for 1,550 shares of Series A Preferred stock.

        During 2009, affiliates of CCMP acquired $9.9 million principal amount of first lien term loans and $20.0 million principal amount of second lien term loans for approximately $14.8 million. CCMP's affiliates exchanged this debt for 1,475.4596 shares of Series A Preferred Stock. The fair value of the shares exchanged was $14.8 million. We recorded this transaction as additional Series A Preferred Stock of $14.8 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $14.7 million, which includes a write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2009.

        In connection with such issuances of our Class B Common Stock to affiliates of CCMP in connection with debt exchanges in 2007 and 2008 and the satisfaction of preemptive rights under the shareholders' agreement that arose from such issuances, affiliates of CCMP sold some of the shares of our Class B Common Stock they were issued in connection with such debt exchanges to an entity affiliated with CCMP, certain affiliates of Unitas and certain members of our management and board of directors. In addition, in connection with such issuances of our Series A Preferred Stock to affiliates and CCMP in connection with debt exchanges in 2008 and 2009 and the satisfaction of preemptive rights under the shareholders' agreement that arose from such issuances, during the year ended December 31, 2009, we issued 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $20.0 million in cash to an entity affiliated with CCMP and certain members of management and our board of directors, and affiliates of CCMP sold some of the shares of Series A Preferred Stock they were previously issued in connection with such debt exchanges to an entity affiliated with CCMP and a member of the board of directors at the same price.

Corporate reorganization

        Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Our Series A Preferred Stock was entitled to a priority return preference equal to a 14% annual return on the amount originally paid for such shares and equity participation equal to 24.3% of the remaining equity value of the Company. Our Class B Common Stock was entitled to a priority return preference equal to a 10% annual return on the amount originally paid for such shares. In connection with the initial public offering, we undertook a corporate reorganization which gave effect to the conversion of our Series A Preferred Stock and Class B Common Stock into the same class of our common stock that was sold in our initial public offering while taking into account the rights and preference of those shares, including the priority returns of our Series A Preferred Stock and our Class B Common Stock and the equity participation rights of the Series A Preferred Stock. A reverse stock split was needed to reduce the number of shares to be issued to holders of our Class A and Class B Common Stock to the number that correctly reflected the proportionate interest of such stockholders in our company, taking into account the number of shares of common stock to be issued upon the conversion of our Series A Preferred Stock and the number and value of shares of common stock to be issued and sold to new investors in the initial public offering. We refer to these transactions as the "Corporate Reorganization." The specific steps in the Corporate Reorganization were as follows:

Treatment of Class B Common Stock

        Our certificate of incorporation prior to the initial public offering provided for the mandatory conversion of our Class B Voting Common Stock to Class A Common Stock in the event of an initial public offering, so that our Class B Common Stock would be converted into the same class of our common stock offered in an initial public offering taking into account of the value, rights and preferences of our Class B Common Stock. In accordance with the terms of our certificate of incorporation prior to the offering, at the time we entered into the underwriting agreement with respect to the initial public offering, each share of our Class B Common Stock automatically converted into a number of shares of our Class A Common Stock equal to one plus the quotient obtained by dividing (i)(x) the amount paid for such share of Class B Common Stock plus (y) an increase to such amount equal to 10% per annum calculated and compounded quarterly on the basis of a 360-day year of twelve 30-day months and which increased amount shall be deemed to have accrued on a daily basis

(i.e., the "Class B Return"), by (ii) the public offering price (net of underwriting discounts and commissions). We refer to this as the "Class B Conversion." Each share of our Class B Common Stock converted into 1,118.440 shares of our Class A Common Stock (i.e., the "Class B Conversion Ratio"). As a result of the Class B Conversion, we issued an aggregate of 88,484,700 shares of our Class A Common Stock.

Reverse stock split

        Immediately following the Class B Conversion, we effected a 3.294 for one reverse stock split of our then outstanding shares of Class A Common Stock, including those shares of our Class A Common Stock issued as part of the Class B Conversion, which decreased the number of shares of our Class A Common Stock immediately after the Class B Conversion from 88,490,028 shares to 26,861,523 shares. We refer to this as the "Reverse Stock Split."

Treatment of Series A Preferred Stock

        The certificate of designations for our Series A Preferred Stock prior to our initial public offering provided for the mandatory conversion of the Series A Preferred Stock to Class A Common Stock in the event of an initial public offering, so that our Series A Preferred Stock converted into the same class of our common stock offered in an initial public offering taking into account of the value, rights and preferences of our Series A Preferred Stock. In accordance with the terms of the certificate of designations to our Series A Preferred Stock and our certificate of incorporation prior to the offering, promptly following the time we entered into the underwriting agreement with respect to the initial public offering, each share of our Series A Preferred Stock automatically converted into a number of shares of our Class A Common Stock equal to the sum of (A) the quotient obtained by dividing (i)(w) the amount paid for such share of Series A Preferred Stock plus (x) an increase to such amount equal to 14% per annum calculated and compounded quarterly on the basis of a 360-day year of twelve 30-day months and which increased amount shall be deemed to have accrued on a daily basis (the "Series A Preferred Return"), by (ii) the public offering price (net of underwriting discounts and commissions), plus (B) the product of (y) a fraction, the numerator of which is one and the denominator of which is the number of shares of our Series A Preferred Stock outstanding at such time, and (z) an additional number of shares of our Class A Common Stock that, when added to the number of shares of our Class A Common Stock outstanding at such time, including after giving effect to the Class B Conversion and the Reverse Stock Split, equaled 24.3% of the number of shares of our Class A Common Stock outstanding at such time (excluding the shares issued pursuant to clause (A) above). We refer to this as the "Series A Preferred Conversion." Each share of our Series A Preferred Stock converted into 1,724.976 shares of our Class A Common Stock (i.e., the "Series A Preferred Conversion Ratio"). As a result of the Series A Preferred Conversion, we issued an aggregate of 19,511,018 shares of our Class A Common Stock.

Reclassification of Class A Common Stock

        After giving effect to the Class B Conversion, the Reverse Stock Split and the Series A Preferred Conversion, there were 46,372,541 shares of Class A Common Stock which were reclassified as common stock.

Initial public offering

        On February 17, 2010, we completed our initial public offering of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us on March 18, 2010 to cover over-allotments. We received a total of approximately $247.8 million in net proceeds from the initial public offering and underwriters' excercise, after deducting the underwriting discounts and total expenses. Following the Corporate Reorganization, the IPO and underwriters' option exercise, we had 67,529,290 total common shares outstanding.

Subsequent repayment of debt

        In February 2010, we used $221.6 million in net proceeds from the initial closing of the initial public offering to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, we used $138.5 million of cash and cash equivalents on hand to further pay down our first lien term loan principal. As a result of these pay downs, at March 19, 2010 the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated This reduction in debt will have a significant impact on cash flows as a result of lower interest expense in future periods, based on current LIBOR rates.

Components of net sales and expenses

Net sales

        Substantially all of our net sales are generated through the sale of our standby generators to the residential, commercial and industrial markets. We also sell air-cooled engines to certain customers and sell service parts to our dealer network. Net sales are recognized upon shipment of products to our customers. Net sales also includes shipping and handling charges billed to customers which are recognized at the time of shipment of products to our customers. Related freight costs are included in cost of sales. Our generators are fueled by natural gas, liquid propane, gasoline, diesel or Bi-Fuel™ systems with power output from 800W to 9mW. Our products are primarily manufactured and assembled at our Wisconsin facilities and distributed through thousands of outlets across the United States and Canada. Our smaller kW generators for the residential, portable and commercial markets are typically built to stock, while our larger kW products for the industrial markets are generally customized and built to order.

        Our net sales are affected primarily by the U.S. economy.

        We are not dependent on any one industry or customer for our net sales, with no single customer representing more than 8% of our net sales for the year ended December 31, 2009 and our top ten customers representing less than 30% of our net sales for the same period.

Costs of goods sold

        The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised over 80% of costs of goods sold for the year ended December 31, 2009. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our products smaller than 20kW. We source engines for some of our smaller products and all of our products larger than 20kW. We design all the alternators for our units and manufacture alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, low-cost suppliers.

        The principal raw materials used in our manufacturing processes and in the manufacturing of the components we source are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity prices on our business through a continued focus on product design improvements and price increases in our products. However, there is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

        Other sources of costs include our manufacturing facilities, which require significant factory overhead, labor and shipping costs. Factory overhead includes utilities, support personnel, depreciation, general supplies and support and maintenance. Although we maintain a low-cost, largely non-union workforce and flexible manufacturing processes, our margins can be impacted when we cannot promptly decrease labor and manufacturing costs to match declines in net sales.

Operating expenses

        Our operating expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. All of these categories include personnel costs such as salaries, bonuses, employee benefit costs and taxes. We classify our operating expenses into four categories: selling and service, research and development, general and administrative, and amortization of intangibles.

        Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our national accounts and other personnel involved in the marketing and sales of our products. Warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses and media advertising. Marketing expenses generally increase as our sales efforts increase and are related to the launch of new product offerings and opportunities within selected markets or associated with specific events such as awareness marketing in areas impacted by storms, participation in trade shows and other events.

        Research and development.    Our research and development expenses support our nearly 100 active research and development projects. We currently operate three advanced facilities and employ over 100 engineers who focus on new product development, existing product improvement and cost reduction. Our commitment to research and development has resulted in a significant portfolio of approximately 50 U.S. and international patents and patent applications. Our research and development is expensed as incurred.

        General and administrative.    Our general and administrative expenses include personnel costs for general and administrative employees, accounting and legal professional services fees, information technology costs, insurance, travel and entertainment expense and other corporate expense. We expect our general and administrative expenses to increase in future periods as we expect to incur additional expenses associated with being a public company, including increased personnel costs, legal costs, accounting costs, board compensation expense, investor relations costs, higher insurance premiums and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the NYSE.

        Amortization of intangibles.    Our amortization of intangibles expenses include the straight-line amortization of customer lists, patents and other intangibles assets.

        Goodwill and trade name impairment charges.    Goodwill represents the excess of the amount paid to acquire us over the estimated fair value of the net tangible and intangible assets acquired as of the November 2006 date of the CCMP Transactions.

        Other indefinite-lived intangible assets consist of trade names. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had we not owned the trade name and instead licensed the trade name from another company.

        In some periods, we have recorded a charge for the write down of goodwill and trade names that was recorded in operating expenses. Please see "Critical accounting policies—Goodwill and other intangible assets" for additional detail on this charge.

        Transaction-related expenses.    In the year ended December 31, 2006, our operating expenses include one-time transaction-related expenses incurred during the Predecessor Period related to the CCMP Transactions.

Other income (expense)

        Our other income (expense) includes the interest expense on the outstanding balances of our $950.0 million first lien term loan, $430.0 million second lien term loan and $150.0 million revolving credit facility entered into in November 2006, and the amortization of debt financing costs. No amounts were outstanding under the revolving credit facility at December 31, 2009 and December 31, 2008. The amounts borrowed under our term loans bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. We also earn interest income on our cash and cash equivalents, which is included in other income (expense). We also recorded expenses related to interest rate swap agreements, which had a notional amount of $675.0 million outstanding at December 31, 2009 at an average rate of 5.04%. These interest rate swap agreements expired on January 4, 2010. Other income (expense) may also include other financial items such as extinguishment of debt.

Results of operations

Year ended December 31, 2009 compared to year ended December 31, 2008

        The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2008	2009
Net sales	$574,229	$588,248
Costs of goods sold	372,199	352,398

Gross profit	202,030	235,850
Operating expenses:
Selling and service	57,449	59,823
Research and development	9,925	10,842
General and administrative	15,869	14,713
Amortization of intangibles	47,602	51,960
Goodwill and trade name impairment charges	583,486	—

Total operating expenses	714,331	137,338
Income (loss) from operations	(512,301)	98,512

Total other expense, net	(43,254)	(55,118)

Income (loss) before provision for income taxes	(555,555)	43,394
Provision for income taxes	400	339

Net income (loss)	$(555,955)	$43,055

	Year ended December 31,
(Dollars in thousands)	2008	2009
Residential power products	$332,618	$370,740
Industrial & Commercial power products	207,861	187,323
Other	33,750	30,185

Net sales	$574,229	$588,248

        Net sales.    Net sales increased $14.0 million, or 2.4%, to $588.2 million for the year ended December 31, 2009 from $574.2 million for the year ended December 31, 2008. This increase was driven by a $38.1 million, or 11.5%, increase in sales to the residential markets due to the introduction of our new automatic home standby generator products, increases in our points of distribution, our re-entry into the small kilowatt portable generator market in May 2008, and a strong winter storm season in the beginning of 2009, partially offset by a weaker summer storm season during the third quarter of 2009. The increase in home standby and portable generators was partially offset by a $20.5 million, or 9.9%, decline in industrial and commercial sales as industrial national account and other customers lowered capital spending in late 2008 and 2009. Net sales were also impacted by increased selling prices on certain residential, commercial and industrial units.

        Costs of goods sold.    Costs of goods sold decreased $19.8 million, or 5.3%, to $352.4 million for the year ended December 31, 2009 from $372.2 million for the year ended December 31, 2008. This decrease was driven by a $13.3 million decrease in materials cost, primarily due to lower steel, copper and aluminum costs, partially offset by the increase in sales volume. Freight costs and labor & overhead costs also decreased $3.3 million and $3.2 million, respectively.

        Gross profit.    Gross profit increased $33.8 million, or 16.7%, to $235.9 million for the year ended December 31, 2009 from $202.0 million for the year ended December 31, 2008, primarily due to the factors affecting net sales and cost of goods sold described above. As a percentage of net sales, gross profit increased to 40.1% for the year ended December 31, 2009 from 35.2% for the year ended December 31, 2008. Gross profit margin increased as we realized the margin improvement from price increases, commodity normalization and improved sourcing of certain components and products, partially offset by higher sales of lower margin products.

        Operating expenses.    Operating expenses decreased $577.0 million to $137.3 million for the year ended December 31, 2009 from $714.3 million for the year ended December 31, 2008. Because of the goodwill and tradename impairment, operating expenses were $583.5 million higher for the year ended December 31, 2008. The remaining increase in operating expenses of $6.5 million in 2009 was driven by an increase in amortization of intangibles of $4.4 million, primarily due to the re-characterization of a particular trade name from indefinite-lived to defined life. The impairment of the particular trade name was a result of the implementation of our re-branding strategy, whereby we consolidated brands under the Generac label and have begun phasing out the particular trade name over time. Selling and service expenses also increased $2.4 million due to higher variable expenses related to our increase in net sales, such as warranty, commission and credit card fees, as well as higher advertising costs. Research and development expenses increased $0.9 million from ongoing product development and engineering resource investment. General and administrative expenses declined $1.2 million due to cost containment initiatives across the business.

        Other expense.    Other expense increased $11.9 million, or 27.4%, to $55.1 million for the year ended December 31, 2009 from $43.3 million for the year ended December 31, 2008. This increase was driven by a decrease in gains on the extinguishment of debt of $50.6 million, partially offset by a decline in interest expense of $37.2 million as a result of our reduction in indebtedness and lower LIBOR rates. The gains on extinguishment of debt and the related decrease in interest expense are due to the debt repurchases by affiliates of CCMP, which were subsequently contributed to our company in exchange for shares of our Class B Voting Common Stock and Series A Preferred Stock.

        Income tax expense.    Income tax expense was $0.3 million for the year ended December 31, 2009, a decline of $0.1 million from $0.4 million for the year ended December 31, 2008. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

        Net income (loss).    As a result of the factors identified above, we generated net income of $43.1 million for the year ended December 31, 2009 compared to a net loss of $556.0 million for the year ended December 31, 2008. The increase in net income is due to the items previously described.

Year ended December 31, 2008 compared to year ended December 31, 2007

        The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2007	2008
Net sales	$555,705	$574,229
Costs of goods sold	333,428	372,199

Gross profit	222,277	202,030
Operating expenses:
Selling and service	52,652	57,449
Research and development	9,606	9,925
General and administrative	17,581	15,869
Amortization of intangibles	47,602	47,602
Goodwill and trade name impairment charges	—	583,486

Total operating expenses	127,441	714,331
Income (loss) from operations	94,836	(512,301)

Total other expense, net	(105,121)	(43,254)

Loss before provision for income taxes	(10,285)	(555,555)
(Benefit) provision for income taxes	(571)	400

Net loss	$(9,714)	$(555,955)

	Year ended December 31,
(Dollars in thousands)	2007	2008
Residential power products	$306,741	$332,618
Industrial & Commercial power products	205,759	207,861
Other	43,205	33,750

Net sales	$555,705	$574,229

        Net sales.    Net sales increased $18.5 million, or 3.3%, to $574.2 million for the year ended December 31, 2008 from $555.7 million for the year ended December 31, 2007. This increase was driven by a $25.9 million, or 8.4%, increase in sales to the residential markets, partially offset by a $9.5 million, or 21.9%, decrease in other sales driven by weakness in the RV market. The increase in sales to the residential markets was driven by our re-entry into the small kilowatt portable generator market in the second quarter of 2008, increased sales volumes of standby generators following the redesign of our automatic home standby generators and growth in our dealer and electrical wholesale points of distribution. Demand for home standby and portable products was also aided by heightened awareness following a strong hurricane and winter ice storm season. In 2008, we also experienced a modest increase in sales to commercial and industrial markets.

        Costs of goods sold.    Costs of goods sold increased $38.8 million, or 11.6%, to $372.2 million for the year ended December 31, 2008 from $333.4 million for the year ended December 31, 2007. This increase was driven primarily by a $35.1 million increase in materials cost due to higher steel, copper and aluminum commodity prices and higher sales volumes. Additionally, labor expenses increased by $3.2 million due to higher sales volumes.

        Gross profit.    Gross profit decreased $20.2 million, or 9.1%, to $202.0 million for the year ended December 31, 2008 from $222.3 million for the year ended December 31, 2007. As a percentage of net sales, gross profit declined to 35.2% for the year ended December 31, 2008 from 40.0% for the year ended December 31, 2007. This decline was primarily due to the above-mentioned increases in commodity prices, new product launch costs, as well as an increase in sales of lower margin products.

        Operating expenses.    Operating expenses increased $586.9 million to $714.3 million for the year ended December 31, 2008 from $127.4 million for the year ended December 31, 2007. This increase is primarily attributable to a $583.5 million goodwill and trade name impairment charge that was recorded in the fourth quarter of 2008. In addition to the increase in operating expenses related to the goodwill and trade name impairment charge, operating expenses increased $3.4 million, or 2.7%. This was driven primarily by a $4.8 million increase in selling and service expenses due to increased sales volumes and associated increases in freight and warranty expenses. Research and development costs also increased by $0.3 million from ongoing product development. As a percentage of net sales, operating expenses, excluding the goodwill and trade name impairment charge, declined to 22.8% for the year ended December 31, 2008 from 22.9% for the year ended December 31, 2007 due to cost management efforts, including a $1.7 million decline in general and administrative expense and operating cost leverage over higher sales volumes.

        Other expense.    Other expense decreased $61.9 million, or 58.9%, to $43.3 million for the year ended December 31, 2008 from $105.1 million for the year ended December 31, 2007. This decline was driven by a $46.6 million increase in gains on the extinguishment of debt to $65.4 million, as well as a $17.3 million decrease in interest expense as a result of debt repurchases made during the year and the ongoing deleveraging of the business. The debt repurchases consisted of purchases by affiliates of CCMP, which were subsequently contributed to our company in exchange for shares of our Class B Common Stock and Series A Preferred Stock.

        Income tax expense (benefit).    We incurred an income tax expense of $0.4 million for the year ended December 31, 2008 compared to an income tax benefit of $0.6 million for the year ended December 31, 2007.

        Net income (loss).    As a result of the factors identified above, we generated a net loss of $556.0 million, for the year ended December 31, 2008, compared to a net loss of $9.7 million for the year ended December 31, 2007. The increase in net loss is due to the items previously discussed.

Liquidity and financial position

        Our primary cash requirements include the payment of our raw material and components suppliers, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and borrowings under our revolving credit facility, if any. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. As of December 31, 2009, we have paid $29.4 million in first lien principal and our affiliates have repurchased and contributed $9.9 million in face value of Generac Power System's first lien term loan. Our affiliates have also repurchased and contributed $249.1 million in face value of Generac Power System's second lien term loan.

        At December 31, 2009, we had cash and cash equivalents of $161.3 million and $145.0 million of availability under our revolving credit facility. Our total indebtedness was $1,091.5 million at December 31, 2009. On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, at March 19, 2010 the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated.

Long-term liquidity

        We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our low capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures, or acquisitions.

Cash flow

Year ended December 31, 2009 compared to year ended December 31, 2008

        The following table summarizes our cash flows by category for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2008	2009	Change	% Change
Net cash provided by operating activities	$10,224	$74,607	$64,383	629.7%
Net cash used in investing activities	$(5,038)	$(4,351)	$687	13.6%
Net cash provided by financing activities	$4,728	$9,822	$5,094	107.7%

        Net cash provided by operating activities was $74.6 million for 2009 compared to $10.2 million in 2008. The $64.4 million increase was primarily due to increased sales volume and lower cost of goods sold for the year ended December 31, 2009 compared to the year ended December 31, 2008, as well as a reduction in cash paid for interest of $33.8 million .

        Net cash used for investing activities for the year ended December 31, 2009 was $4.4 million and included $4.5 million used for the purchase of property and equipment. Net cash used for investing activities for the year ended December 31, 2008 was $5.0 million and included $5.2 million used for the purchase of property and equipment.

        Net cash provided by financing activities was $9.8 million for the year ended December 31, 2009, due to a $20.0 million capital contribution in exchange for shares of our Series A Preferred Stock, offset by principal payments on our first lien term loan of $9.5 million and $0.7 million of payments incurred in advance of our IPO. Net cash provided by financing activities was $4.7 million for the year ended December 31, 2008, driven primarily by $15.5 million in stockholder contributions of capital, offset in part by $10.4 million of principal payments on our term loans.

Year ended December 31, 2008 compared to year ended December 31, 2007

        The following table summarizes our cash flows by category for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2007	2008	Change	% Change
Net cash provided by operating activities	$38,513	$10,224	$(28,289)	(73.5)%
Net cash used in investing activities	$(12,732)	$(5,038)	$7,694	60.4%
Net cash provided by (used in) financing activities	$(8,937)	$4,728	$13,665	152.9%

        Net cash provided by operating activities was $10.2 million for 2008 compared to $38.5 million in 2007. The $28.3 million decrease was primarily due to $20.2 million in lower gross profit driven by increases in material costs from rising commodity costs, coupled with a $3.4 million increase in selling, engineering and administrative costs. In 2008, changes in Accounts Receivable, Inventories and Accounts Payable used $12.7 million of cash flow from operations as sales and production levels increased from 2007 levels. In 2007, changes in Accounts Receivable, Inventories and Accounts Payable generated $22.8 million of cash flow from operations as sales and production levels decreased from 2006 levels. In addition, in 2007, we paid a $15 million transaction fee to affiliates of CCMP related to the November 2006 CCMP Transactions.

        Net cash used for investing activities for the year ended December 31, 2008 was $5.0 million and included $5.2 million used for the purchase of property and equipment. Net cash used for investing activities for the year ended December 31, 2007 was $12.7 million and included $13.2 million used for the purchase of property and equipment and the construction of our distribution center in Whitewater, Wisconsin, partially offset by a cash inflow of $0.4 million from collections on notes receivable.

        Net cash provided by financing activities was $4.7 million for the year ended December 31, 2008, driven primarily by $15.5 million in stockholder contributions of capital related to an equity cure, offset in part by $10.4 million of principal payments on our term loans. Net cash used for financing activities was $8.9 million for the year ended December 31, 2007, primarily due to $9.5 million in principal payments on our first lien term loan.

Senior secured credit facilities

        In November 2006, as part of the CCMP Transactions, Generac Power Systems entered into (i) a first lien credit facility with Goldman Sachs Credit Partners L.P., as administrative agent, composed of (x) a $950.0 million term loan, which matures in November 2013 and (y) a $150 million revolving credit facility, which matures in November 2012, and (ii) a second lien credit facility with JP Morgan Chase Bank, N.A., as administrative agent, composed of a $430.0 million term loan, which matures in May 2014. A summary of these senior secured credit facilities are described below.

        On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March, 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, at March 19, 2010 the outstanding balance on the first lien credit facility had been reduced to $731.4 million.

        The first lien credit facility bears interest at rates based upon either a base rate, plus an applicable margin (1.50% as of December 31, 2009, 1.50% as of December 31, 2008 and 1.50% as of December 31, 2007) or adjusted LIBOR rate plus an applicable margin (2.50% as of December 31, 2009, 2.50% as of December 31, 2008 and 2.50% as of December 31, 2007) determined based on a leverage ratio. The effective interest rate on the first lien credit facility term loan on December 31, 2009 was 5.7%. The effective interest rate, excluding the effect of interest rate swaps in place on the first lien credit facility term loan, which expired on January 4, 2010, was 2.8%.

        The second lien credit facility, which was paid in full on February 17, 2010, beared interest at rates based upon a base rate, plus an applicable margin of 5.00%, or an adjusted LIBOR rate, plus an applicable margin of 6.00%. The effective interest rate on the second lien credit facility term loan on December 31, 2009 was 9.2%. The effective interest rate, excluding the effect of interest rate swaps in place on the second lien credit facility term loan, which expired on January 4, 2010, was 6.3%.

        Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at our option, provided there is no default or event of default under either credit facility.

        The obligations under the senior secured credit facilities are guaranteed by Generac Acquisition Corp. The first lien term loan facility and the revolving credit facility are secured by a first-priority perfected security interest (subject to permitted liens) in:

  •
  substantially all tangible and intangible assets (subject to certain exceptions) owned by Generac Acquisition Corp. and Generac Power Systems;

  •
  the capital stock of the existing and future domestic subsidiaries of Generac Acquisition Corp. and Generac Power Systems; provided that the pledge of the capital stock of non-U.S. subsidiaries is limited to 65% of the stock of the guarantors' non-U.S. subsidiaries; and

  •
  all proceeds and products of the property and assets described above.

        The second lien term loan facility was secured by a second-priority security interest in all the assets pledged to the first lien term loan facility and the revolving credit facility, as described above.

        In addition, our senior secured credit facilities provide us the option to raise incremental credit facilities, subject to certain limitations.

Covenant compliance

        The senior secured credit facilities require Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in the senior secured credit facilities). We refer to the calculation of EBITDA under and as defined in our senior secured credit facilities in this annual report as "Covenant EBITDA." Covenant EBITDA and the leverage ratio are calculated based on the four most recently completed fiscal quarters of Generac Power Systems. Based on the formulations set forth in the first lien credit facility, as of December 31, 2009, Generac Power Systems was required to maintain a maximum leverage ratio of 6.75 to 1.00, and the second lien credit facility required Generac Power Systems to maintain a maximum leverage ratio of 7.00 to 1.00. The maximum leverage ratio decreases over time under both facilities. The more restrictive of the facilities is the first lien credit facility, which requires Generac Power Systems to have a leverage ratio of no greater than 6.75 to 1.00 in the fourth quarter of 2009 and in the first quarter of 2010, 6.50 to 1.00 in the second quarter of 2010, 6.25 to 1.00 in the third quarter of 2010, 5.75 to 1.00 in the fourth quarter of 2010 and the first quarter of 2011, 5.50 to 1.00 in the second quarter of 2011, 5.25 to 1.00 in the third quarter of 2011 and 4.75 to 1.00 in the fourth quarter of 2011 and thereafter. As of December 31, 2009, Generac Power Systems' leverage ratio was 5.99 to 1.00. Failure to comply with this covenant would result in an event of default under our senior secured credit facilities unless waived by our lenders. As of September 30, 2008, Generac Power Systems had violated its leverage ratio covenant. As permitted by the senior secured credit facilities, this violation was remedied by an equity contribution of $15.3 million from affiliates of CCMP in the fourth quarter of 2008. Generac Power Systems was in compliance with all of its covenants as of December 31, 2007, December 31, 2008 and December 31, 2009.

        The maximum leverage ratio is a material term of our senior secured credit facilities in part because it is a maintenance covenant, and our compliance with the covenant is used in determining, among other things, the interest rate of the first lien credit facility, our ability to undertake business acquisitions, our ability to incur certain types of indebtedness and the maximum amount of dividends and distributions that our senior secured credit facilities permit us to pay to our stockholders, as described in more detail below.

        The senior secured credit facilities contain other events of default that are customary for similar facilities and transactions, including a cross-default provision under the first lien credit facility with respect to any other indebtedness in an outstanding aggregate principal amount in excess of $25.0 million and a cross-default provision under the second lien credit facility with respect to any other indebtedness in an outstanding aggregate principal amount in excess of $28.75 million. An event of default under the senior secured credit facilities could result in the acceleration of our indebtedness under the facilities, and we may be unable to repay or finance the amounts due. If there were an event of default as a result of a failure to maintain our required leverage ratio or otherwise, it would have an adverse effect on our financial condition and liquidity, including preventing us from utilizing our revolving credit facility. In addition, the senior secured credit facilities restrict our ability to take certain actions, such as incur additional debt or make certain acquisitions, if we are unable to meet our leverage ratio.

        In addition to the financial covenant described above, the senior secured credit facilities contain certain other affirmative and negative covenants that, among other things, provide limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, transactions with affiliates, prepayments of any other indebtedness, modifications of Generac Power Systems' organizational documents, restrictions on Generac Power Systems' subsidiaries' ability to make capital expenditures. The ability to declare or pay dividends or make any other distributions with respect to any equity interests of Generac Power Systems, or to redeem, purchase, retire or otherwise acquire for value any equity interests of Generac Power Systems is also restricted under the first lien and second lien credit facility, subject to certain exceptions, including but not limited to dividends and distributions with the net proceeds of any issuance of qualified capital stock and a dollar basket which may be increased, subject, in the case of the dollar basket, to compliance with a pro forma ratio of consolidated senior secured debt (as defined in the senior secured credit facilities), which is net of unrestricted cash and marketable securities and excludes the indebtedness under the second lien credit facility, to Covenant EBITDA not exceeding 3.00 to 1.00 under the more restrictive of the facilities and subject to the other restrictions set forth in the credit documents. Additionally, the senior secured credit facilities contain events of default that are customary for similar facilities and transactions, including, among others, non-payment, breach of covenants, other defaults, change of control, misrepresentations and a cross-default provision with respect to any other indebtedness. As of December 31, 2009, Generac Power Systems was in compliance with all covenants.

        The principal amount of the first lien term loan amortizes in equal installments of $2.375 million on the last date of each fiscal quarter through September 30, 2013, with a final payment of $875.081 million on November 10, 2013. All scheduled quarterly amortizations prior to the final payment have been satisfied by our March 2010 prepayment of first lien debt of $138.5 million. Any amounts outstanding under the revolving credit facility are due on November 10, 2012. The principal amount of the second lien term loan facility was due on May 10, 2014, but was paid in full on February 17, 2010 with the proceeds from the IPO.

        Both the first lien and second lien credit facility grant Generac Power Systems the option to prepay its borrowings under the term loans or the revolving credit facility, subject to the procedures set forth in the credit documents. In certain circumstances, Generac Power Systems may be required to make prepayments on its borrowings if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss or if Generac Power Systems has excess cash flow (as defined in the senior secured credit facilities).

        As of December 31, 2009, $910.7 million of borrowings were outstanding under the first lien term loan, and $180.8 million of borrowings were outstanding under the second lien term loan. As of December 31, 2008, $930.1 million of borrowings were outstanding under the first lien term loan and $200.8 million of borrowings were outstanding under the second lien term loan. As previously disclosed, on February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, at March 19, 2010 the outstanding balance on the first lien credit facility had been reduced to $731.4 million.

Contractual obligations

        The following table summarizes our expected payments for significant contractual obligations as of December 31, 2009:

	Payment due by period
(Dollars in thousands) Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt, including current portion(1)	$1,091,539	$39,076	$19,000	$1,033,463	—
Interest on long-term debt(2)	144,189	36,229	71,751	36,209	—
Operating leases	385	185	200	—	—

Total contractual cash obligations(3)	$1,236,113	$75,490	$90,951	$1,069,672	$—

(1)
Includes $9.5 million of required quarterly term loan installments and $29.6 million of annual excess cash flow payment due in 2010. Does not take into effect the repayment of debt in February 2010 from the proceeds of our initial public offering, or the additional payment of debt made in March 2010 from available cash on hand.

(2)
Assumes all debt will remain outstanding until maturity and using the interest rates in effect for our senior secured credit facilities as of December 31, 2009.

(3)
Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. No minimum required contribution is expected to our pension plans in 2010.

Capital expenditures

        Our operations require capital expenditures for technology, tooling, equipment, capacity expansion and upgrades. Capital expenditures were $4.5 million for the year ended December 31, 2009, and were funded through cash from operations. Capital expenditures were $5.2 million for the year ended December 31, 2008, and were funded through cash from operations.

Off-balance sheet arrangements

        We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company within a few days of shipment and our dealers are given a longer period of time to pay the finance provider. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. For financed purchases prior to April 2009, we also indemnify the financing company for credit losses up to 50% of the financed balance where inventory cannot be returned. In 2009, we entered into a floor plan financing arrangement with another financing company under which we do not indemnify the financing company for credit losses associated with unreturnable inventory.

        Total inventory financed accounted for approximately 5% of net sales for the year ended December 31, 2008 and approximately 4% of net sales for the year ended December 31, 2009. The amount financed by dealers which remained outstanding was $7.5 million and $7.4 million as of December 31, 2008 and 2009, respectively.

Inflation

        We do not believe that inflation has had a material effect on our results of operations. However, our business could be affected by inflation in the future.

Critical accounting policies

        In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company's most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, and income taxes.

Goodwill and other intangible assets

        We perform an annual impairment test for goodwill and trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have one reporting unit, and all significant decisions are made on a companywide basis by our chief operating decision maker. Estimated fair value is based on management judgments and assumptions with the assistance of a third-party valuation firm, and those fair values are compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

        The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

        As of October 31, 2008, we performed our annual goodwill impairment test. Our fair value was estimated based on a weighted analysis of discounted cash flows and comparable public company analysis (i.e., market approach). The rate used in determining discounted cash flows is a rate corresponding to our weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. Due to an increase in the our weighted average cost of capital and lower comparable public company market values resulting from weakening economic conditions, the analysis indicated the potential for impairment.

        We performed the second step of the goodwill impairment evaluation with the assistance of a third-party valuation firm and determined an impairment of goodwill existed. Accordingly, a non-cash charge of $503.2 million was recognized in 2008 for goodwill impairment.

        We performed our annual fair value-based impairment test on trade names as of October 31, 2008. As a result of the test, we recorded a non-cash charge of $80.3 million for trade name impairment. The primary reason for this impairment charge related to a re-branding strategy, which was committed to in the fourth quarter of 2008 and resulted in our plan to discontinue use of the Guardian® trade name over time as we consolidate brands under the Generac label. Accordingly, this particular trade name was written down to its estimated realizable value of $8.7 million, which will be amortized over its remaining useful life of two years.

        As of October 31, 2009, we performed our annual goodwill impairment test, which indicated a premium over net book value of 71%. The testing determined that there was no impairment of goodwill at that time. In addition, we performed our annual fair value-based impairment test on trade names as of October 31, 2009. The testing determined that there was no impairment of our trade names at that time.

        We can make no assurances that remaining goodwill or trade names will not be impaired in the future. When preparing a discounted cash flow analysis, we make a number of key estimates and assumptions. We estimate the future cash flows of the business based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and inflation rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted average cost of capital for the business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market betas, risk-free rate of return and estimated costs of borrowing. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year. Additionally, since our measurement also considers a market approach, changes in comparable public company multiples can also materially impact our impairment analysis.

        In the long term, our remaining goodwill and trade name balances could be further impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

  •
  a prolonged global economic crisis;

  •
  a significant decrease in the demand for our products;

  •
  the inability to develop new and enhanced products and services in a timely manner;

  •
  a significant adverse change in legal factors or in the business climate;

  •
  an adverse action or assessment by a regulator; and

  •
  successful efforts by our competitors to gain market share in our markets.

        Our cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. If management's estimates of future operating results change or if there are changes to other assumptions, the estimate of the fair value of our business may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Defined benefit pension obligations

        The funded status of our pension plans is more fully described in Note 9 to our audited consolidated financial statements included in Item 8 of this annual report. As discussed in Note 9, the pension benefit obligation and related pension expense or income are calculated in accordance with ASC 715-30, Defined Benefit Plans—Pension , and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets.

        Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for fiscal year 2009 used a discount rate of 6.28% and an expected rate of return on plan assets of 7.66%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody's Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

        The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service adjusted for future potential wage increases.

        Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make no contributions to our pension plans in 2010.

Allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and other contingencies

        The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. These reserves are reflected under Notes 2, 3, 4 and 13 to our audited consolidated financial statements included in Item 8 of this annual report.

Derivative accounting

        We have interest rate swap contracts, or the Swaps, in place to fix a portion of our variable rate indebtedness. For 2007 and 2008, the Swaps were deemed highly effective per ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and therefore, any changes in fair value of these Swaps is recorded in accumulated other comprehensive income (loss). As of January 3, 2009, in accordance with the terms of our senior secured credit facilities, we changed the interest rate election from three-month LIBOR to one-month LIBOR. As a result, we concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness criteria under SFAS No. 133. Future changes in the fair value of the Swaps will be immediately recognized in our statement of operations as interest expense, while the effective portion of the Swaps prior to the change will remain in accumulated other comprehensive income (loss) and will be amortized as interest expense over the period of the originally designated hedged transactions scheduled to end on January 4, 2010.

        We estimated the fair value of the Swaps pursuant to ASC 815 Derivatives and Hedging, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value. When determining the fair value of the Swaps, we considered our credit risk in accordance with ASC 815. The fair value of the Swaps, including the impact of credit risk, at December 31, 2008 and 2009 was a liability of $24.2 million and $0.0 million, respectively.

Income taxes

        We account for income taxes in accordance with ASC 740 Income Taxes. Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal and state income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

        We have generated significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences as well as significant net operating loss carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we have recorded a full valuation allowance against these net deferred tax assets.

New Accounting Standards

        In December 2007, the FASB originally issued SFAS No. 141(R), Business Combinations (codified in ASC topic 805). This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141(R) is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows, however this standard will impact accounting for any future acquisition transactions.

        In March 2008, the FASB originally issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (SFAS No. 161, codified in ASC topic 815). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009, which impacted disclosures relating to the Company's hedging activities.

        On December 30, 2008, the FASB originally issued FSP No. FAS 132(R)-1 Employer's Disclosures about Postretirement Benefit Assets (codified in ASC Topic 715-20, Defined Benefit Plans (ASC-715-20)) related to employers' disclosures regarding postretirement benefit plan assets. This statement provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 is effective for periods ending after December 15, 2009, on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2008, the FASB originally issued FSP No. FASB 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS No. 142-3) (codified in ASC Topic 350, Intangible—Goodwill and Other). FSP No. FASB 142-3 prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FSP No. FASB 142-3 and the period of expected cash flows used to measure the fair value of the asset under FSP No. FASB 142-3. The Company adopted this pronouncement on January 1, 2009. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce the risk from changes in certain foreign currency exchange rates and commodity prices, we use financial instruments from time to time. We do not hold or issue financial instruments for trading purposes.

Foreign currency

        We are exposed to foreign currency exchange risk as a result of purchasing from suppliers in other countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold. At December 31, 2009 and December 31, 2008, we had no foreign exchange contracts outstanding.

        On February 18, 2010, we entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2.5 million. The primary objective is to mitigate the impact of potential price fluctuations of the Euro on our financial results.

Commodity prices

        We are a purchaser of commodities and of components manufactured from commodities, including steel, aluminum, copper and others. As a result, we are exposed to fluctuating market prices for those commodities. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the supplier as part of the purchase process. Depending on the supplier, these market prices may reset on a periodic basis based on negotiated lags. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs.

        Periodically, we engage in certain commodity risk management activities. The primary objectives of these activities are to understand and mitigate the impact of potential price fluctuations on our financial results. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

        We primarily utilize commodity contracts with maturities of one year or less. These are intended to offset the effect of price fluctuations on actual inventory purchases. At December 31, 2008, there were two outstanding commodity contracts in place to hedge our projected commodity purchases. Total gains or losses recognized in the statements of operations on commodity contracts were a loss of $1,092,000 for the year ended December 31, 2008. At December 31, 2009, there was one outstanding commodity contract in place to hedge our projected commodity purchases. Total gains or losses recognized in the statements of operations on commodity contracts were a $387,000 gain for the year ended December 31, 2009.

        On October 5, 2009, we entered into a six-month commodity hedge transaction for copper with a total notional amount of $1.4 million. The primary objective of the hedge is to mitigate the impact of potential price fluctuations of copper on our financial results.

Interest rates

        As of December 31, 2009, a portion of the outstanding debt under our term loans was subject to floating interest rate risk. We previously entered into interest rate swaps with certain banks. The notional amount of these swaps was $675.0 million as of December 31, 2009. These swaps expired on January 4, 2010. At December 31, 2009, the fair value of the swaps reduced for our credit risk and excluding related accrued interest was a liability of $0.0 million. For further information on these swaps, see Note 5 to our audited consolidated financial statements included in Item 8 of this annual report. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our term loans that are not covered by these swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $4.2 million (or, without the swaps in place, $10.9 million).

        The above interest rate swap agreements terminated on January 4, 2010. We entered into a new interest rate swap agreement with a certain bank on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed rate of 1.73% and an expiration date of July 1, 2012. We expect to maintain the swap as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Generac Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

Milwaukee, Wisconsin
March 30, 2010

Generac Holdings Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

		December 31,
	Pro Forma December 31, 2009
		2009	2008
	Notes 1 and 14 (unaudited)
Assets
Current assets:
Cash and cash equivalents		$161,307	$81,229
Accounts and notes receivable, less allowance for doubtful accounts of $1,981 in 2009 and $1,985 in 2008		54,130	66,241
Inventories		123,700	123,980
Prepaid expenses and other assets		5,880	3,547

Total current assets		345,017	274,997
Property and equipment, net		73,374	76,674
Customer lists, net		134,674	173,104
Patents, net		92,753	100,574
Other intangible assets, net		7,791	9,142
Deferred financing costs, net		13,070	16,885
Trade names		144,407	148,765
Goodwill		525,875	525,875
Other assets		282	198

Total assets		$1,337,243	$1,326,214

Liabilities and stockholders' equity
Current liabilities:
Accounts payable		$33,639	$54,525
Accrued wages and employee benefits		6,930	5,064
Other accrued liabilities		52,326	58,892
Current portion of long-term debt		39,076	9,500

Total current liabilities		131,971	127,981
Long-term debt		1,052,463	1,121,437
Other long-term liabilities		17,418	43,539

Total liabilities		1,201,852	1,292,957
Class B convertible voting common stock, par value $0.01, 110,000 shares authorized, 24,018 shares issued at December 31, 2009 and 2008, respectively—see Notes 1 and 14	—	765,096	765,096
Series A convertible non-voting preferred stock, par value $0.01, 30,000 shares authorized, 11,311 and 7,835 shares issued at December 31, 2009 and 2008, respectively	—	113,109	78,355
Stockholders' equity:
Class A non-voting common stock, par value $0.01, 500,000,000 shares authorized, 1,617 and 1,736 shares issued at December 31, 2009 and 2008, respectively—see note 1 and 14	464	—	—
Additional paid-in capital	880,135	2,394	2,356
Excess purchase price over predecessor basis	(202,116)	(202,116)	(202,116)
Accumulated deficit	(538,571)	(538,571)	(581,626)
Accumulated other comprehensive loss	(4,492)	(4,492)	(28,650)
Stockholder notes receivable	(29)	(29)	(158)

Total stockholders' equity	135,391	(742,814)	(810,194)

Total liabilities and stockholders' equity		$1,337,243	$1,326,214

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$588,248	$574,229	$555,705
Costs of goods sold	352,398	372,199	333,428

Gross profit	235,850	202,030	222,277
Operating expenses:
Selling and service	59,823	57,449	52,652
Research and development	10,842	9,925	9,606
General and administrative	14,713	15,869	17,581
Amortization of intangibles	51,960	47,602	47,602
Goodwill impairment	—	503,193	—
Tradename impairment	—	80,293	—

Total operating expenses	137,338	714,331	127,441

Income (loss) from operations	98,512	(512,301)	94,836
Other (expense) income:
Interest expense	(70,862)	(108,022)	(125,366)
Gain on extinguishment of debt	14,745	65,385	18,759
Investment income	2,205	600	2,682
Other, net	(1,206)	(1,217)	(1,196)

Total other expense, net	(55,118)	(43,254)	(105,121)

Income (loss) before provision (benefit) for income taxes	43,394	(555,555)	(10,285)
Provision (benefit) for income taxes	339	400	(571)

Net income (loss)	43,055	(555,955)	(9,714)
Preferential distribution to:
Series A preferred stockholders	(14,151)	(785)	—
Class B common stockholders	(100,191)	(90,567)	(73,676)

Net loss attributable to Class A common stockholders	$(71,287)	$(647,307)	$(83,390)

Net (loss) income per common share, basic and diluted:
Class A common stock—see Notes 1 and 14	$(41,111)	$(357,628)	$(34,994)
Class B common stock—see Notes 1 and 14	$4,171	$3,780	$3,462
Pro forma net income per common share, basic and diluted (Note 14—unaudited):
Class A common stock	$1.00
Weighted average common shares outstanding:
Class A common stock—see Notes 1 and 14	1,734	1,810	2,383
Class B common stock—see Notes 1 and 14	24,018	23,961	21,282
Pro forma weighted average common shares outstanding:
Class A common stock	43,247,085

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Dollars in Thousands, Except Share Data)

	Redeemable
	Series A Preferred Stock		Class B Common Stock		Class A Common Stock					Accumulated Other Comprehensive Income (Loss)
								Excess Purchase Price Over Predecessor Basis	Retained Earnings (Accumulated Deficit)
							Additional Paid-In Capital				Stockholder Notes Receivable	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
			see Notes 1 and 14		see Notes 1 and 14
Balance at December 31, 2006	—	$—	20,816	$685,667	2,519	$—	$2,840	$(202,116)	$(15,957)	$460	$—	$(214,773)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	(18,511)	—	(18,511)	(18,511)
Issuance of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	(195)	(195)	—
Contribution of capital related to debt extinguishment	—	—	2,436	59,953	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to directors	—	—	44	1,450	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to management	—	—	—	—	189	—	212	—	—	—	—	212	—
Repurchase of shares from management	—	—	—	—	(804)	—	(904)	—	—	—	—	(904)	—
Stock-based compensation expense	—	—	—	—	—	—	304	—	—	—	—	304	—
Net loss	—	—	—	—	—	—	—	—	(9,714)	—	—	(9,714)	(9,714)
Pension liability adjustment	—	—	—	—	—	—	—	—	—	2,238	—	2,238	2,238
Amortization of restricted stock expense	—	—	—	—	—	—	53	—	—	—	—	53	—

													$(25,987)

Balance at December 31, 2007	—	—	23,296	747,070	1,904	—	2,505	(202,116)	(25,671)	(15,813)	(195)	(241,290)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	(5,715)	—	(5,715)	$(5,715)
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	37	37	—
Contribution of capital related to debt extinguishment	6,285	62,855	729	18,249	—	—	—	—	—	—	—	—	—
Contribution of capital	1,550	15,500	—	—	—	—	—	—	—	—	—	—	—
Repurchase of shares from management	—	—	(7)	(223)	(168)	—	(189)	—	—	—	—	(189)	—
Net loss	—	—	—	—	—	—	—	—	(555,955)	—	—	(555,955)	(555,955)
Amortization of restricted stock expense	—	—	—	—	—	—	40	—	—	—	—	40	—
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(7,122)	—	(7,122)	(7,122)

													$(568,792)

Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$—	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	24,222	—	24,222	$24,222
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	129	129	—
Cancellation of stock	—	—	—	—	(118)	—	—	—	—	—	—	—	—
Contribution of capital related to debt extinguishment	1,476	14,754	—	—	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to management and directors	50	497	—	—	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to stockholders	1,950	19,503				—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	43,055	—	—	43,055	43,055
Amortization of restricted stock expense	—	—	—	—	—	—	38	—	—	—	—	38	—
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(64)	—	(64)	(64)

													$67,213

Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$—	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$43,055	$(555,955)	$(9,714)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,715	7,168	6,181
Amortization	51,960	47,602	47,602
Goodwill and tradename impairment charge	—	583,486	—
Gain on extinguishment of debt	(14,745)	(65,385)	(18,759)
Amortization of deferred finance costs	3,417	3,905	4,225
Amortization of unrealized loss on interest rate swaps	24,222	—	—
Provision for losses on accounts receivable	227	212	82
Provision for losses on notes receivable	—	115	850
Loss on disposal of property and equipment	41	234	60
Stock-based compensation expense—restricted stock	38	40	53
Stock-based compensation expense—Class B common stock	—	—	304
Net changes in operating assets and liabilities:
Accounts receivable	11,779	(20,768)	4,808
Inventories	280	(26,366)	21,372
Other assets	(1,739)	(617)	(1,794)
Accounts payable	(20,886)	34,449	(3,369)
Accrued wages and employee benefits	1,280	(806)	776
Other accrued liabilities	(32,037)	2,910	(14,164)

Net cash provided by operating activities	74,607	10,224	38,513
Investing activities
Proceeds from sale of property and equipment	69	92	56
Expenditures for property and equipment	(4,525)	(5,186)	(13,191)
Collections on receivable notes	105	56	403

Net cash used in investing activities	(4,351)	(5,038)	(12,732)
Financing activities
Stockholders' contributions of capital—Class B common stock	$—	$—	$1,450
Stockholders' contributions of capital—Class A common stock	—	—	212
Stockholders' contributions of capital—Series A preferred stock	20,000	15,500	—
Repurchase of shares from management—Class B common stock	—	(224)	—
Repurchase of shares from management—Class A common stock	—	(189)	(904)
Payment of expenses incurred in advance of stock issuance	(678)	—	—
Issuance of stockholder notes receivable	—	—	(195)
Repayment of stockholder notes receivable	—	37	—
Payment of long-term debt	(9,500)	(10,396)	(9,500)

Net cash provided by (used in) financing activities	9,822	4,728	(8,937)

Net increase in cash and cash equivalents	80,078	9,914	16,844
Cash and cash equivalents at beginning of period	81,229	71,315	54,471

Cash and cash equivalents at end of period	$161,307	$81,229	$71,315

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$75,601	$109,431	$101,632
Income taxes	383	295	4,777
Supplemental disclosure of noncash financing and investing activities
Contributions of capital related to debt extinguishment	$14,754	$81,105	$59,953

See notes to consolidated financial statements

Generac Holdings Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008, and 2007

1. Description of Business

        Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp., which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary). The Company designs, manufactures, and markets a complete line of backup power generation products for residential, light-commercial, and industrial markets.

        On February 10, 2010, as part of the Corporate Reorganization, the Company completed a 3.294 for 1 reverse stock split (reverse stock split) for Class A common and Class B common shares that were outstanding prior to the completion of its initial public offering. All share and per share data have been retrospectively restated to reflect the reverse stock split.

Initial Public Offering and Conversion of Class B Common Stock and Series A Preferred Stock

        On February 17, 2010, we completed our initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their over-allotment option outlined in the underwriters agreement, and purchased an additional 1,950,500 shares of the Company's common stock on March 18, 2010. We received approximately $269,100,000 in gross proceeds from the IPO and over-allotment exercise, or $247,800,000 in net proceeds after deducting the underwriting discount and total expenses related to the offering. Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares related to the Class B Common stock conversion. Subsequent to the IPO, the Company has one class of common stock.

        Capitalization summary upon closing of initial public offering:

Class A Common stock issued and outstanding at December 31, 2009	5,326

Class A Common stock issued and outstanding as of December 31, 2009 after the 3.294 for 1 reverse stock split	1,617
Conversion and 3.294 for 1 reverse stock split of Class B Common stock into Common stock upon closing of IPO	26,859,906
Conversion of Series A Preferred stock into Common stock upon closing of IPO	19,511,018
Sales of Common stock through IPO	18,750,000
Issuance of non-vested Common stock upon closing of IPO	456,249

Common stock issued and outstanding after IPO	65,578,790
Issuance of Common stock to underwriters due to exercise of over-allotment	1,950,500

Total Common stock issued and outstanding as of March 18, 2010	67,529,290

        The Company determined that the conversion features in the Class B Common stock and Series A Preferred stock were in-the-money at the date of issuance and therefore represent a beneficial conversion feature. Since the Class B Common stock and Series A Preferred stock are convertible upon an initial public offering, conversion was contingent upon a future event and therefore the beneficial

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

1. Description of Business (Continued)

conversion feature has not been recorded in the consolidated financial statements as of December 31, 2009. The beneficial conversion feature at the IPO date was $140,690,000 and was recorded at the IPO date as a return to Class B Common and Series A Preferred stockholders analogous to a dividend. The beneficial conversion was recorded within additional paid-in-capital, as no retained earnings were available.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

        The Company maintains the majority of its cash in one commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured.

        Two customers accounted for approximately 13% and 12% of accounts receivable at December 31, 2009. Two customers accounted for approximately 13% and 11% of accounts receivable at December 31, 2008. No one customer accounted for greater than 10% of net sales during the years ended December 31, 2009, 2008, or 2007.

Accounts Receivable

        Receivables are recorded at their face value amount less an allowance for doubtful accounts. The Company estimates and records an allowance for doubtful accounts based on specific identification and historical experience. The Company writes off uncollectible accounts against the allowance for doubtful accounts after all collection efforts have been exhausted. Sales are generally made on an unsecured basis.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

        Property and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements.

Land improvements	15
Buildings and improvements	40
Leasehold improvements	10 - 20
Machinery and equipment	5 - 10
Dies and tools	3 - 5
Vehicles	3 - 5
Office equipment	3 - 10

Customer Lists, Patents, and Other Intangible Assets

        The following table summarizes intangible assets by major category as of December 31, 2009 and 2008 (dollars in thousands):

		2009			2008
	Weighted Average Amortization Years
		Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Indefinite lived intangible assets
Tradenames		$140,050	$—	$140,050	$140,050	$—	$140,050
Finite lived intangible assets
Tradenames	2	8,715	(4,358)	4,357	8,715	—	8,715
Customer lists	7	256,760	(122,086)	134,674	256,760	(83,656)	173,104
Patents	15	117,811	(25,058)	92,753	117,811	(17,237)	100,574
Unpatented technology	9	11,015	(3,840)	7,175	11,015	(2,616)	8,399
Software	8	1,014	(398)	616	1,014	(271)	743

Total finite lived intangible assets	9	$395,315	$(155,740)	$239,575	$395,315	$(103,780)	$291,535

        Amortization of intangible assets was $51,960,000 in 2009 and $47,602,000 in 2008 and 2007. During the fourth quarter of 2008, the Company recorded an impairment related to its indefinite lived intangible assets. See the Goodwill and Other Indefinite-Lived Intangible Assets section for further discussion. Estimated amortization expense each year for the five years subsequent to December 31, 2009 is as follows: 2010, $51,829,000; 2011, $47,471,000, 2012, $43,220,000; 2013, $21,347,000; 2014, $13,949,000.

Deferred Financing Costs

        Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized using the effective interest rate method over the life of the related debt agreements. Deferred financing costs incurred in connection with the financing on November 10, 2006, totaled $29,571,000. Amortization expense was $3,417,000, $3,905,000, and $4,225,000 for the years ended

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

December 31, 2009, 2008, and 2007, respectively. As a result of the debt extinguishments in 2009, 2008, and 2007 (see Note 5), $398,000, $2,427,000 and $1,539,000 of the deferred financing costs were written off, respectively, and recorded as a reduction to the gain on the extinguishment of debt (see Note 5). Accumulated amortization was $16,501,000 and $12,686,000 at December 31, 2009 and 2008, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. Amortization expense for each of the next three years is expected to be approximately $3,386,000 and $2,912,000 in year four.

Long-Lived Assets

        The Company periodically evaluates the carrying value of long-lived assets (excluding goodwill and trade names). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Such analyses necessarily involve significant judgments.

Goodwill and Other Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the amount paid to acquire the Company over the estimated fair value of the net tangible and intangible assets acquired as of the acquisition date.

        Other indefinite-lived intangible assets consist of trade names. The fair value of trade names was measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company.

        The Company performs an annual impairment test for goodwill and trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. The Company has determined it has one reporting unit as the Company considers itself one business, and all significant decisions are made on a companywide basis by its chief decision maker. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the Company. If the fair value of the Company is greater than its carrying amount, there is no impairment. If the Company carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference.

        As of October 31, 2009, the Company performed its annual goodwill impairment test. The fair value of the Company was estimated based on a weighted average of a discounted cash flow analysis and comparable public company analysis (i.e. market approach). The rate used in determining discounted cash flows is a rate corresponding to the Company's cost of capital, adjusted for risk where

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

appropriate. In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. There was no goodwill impairment indicated as of October 31, 2009.

        As of October 31, 2008, the Company performed its annual goodwill impairment test. The fair value of the Company was estimated based on a weighted average of a discounted cash flow analysis and comparable public company analysis (i.e. market approach). The rate used in determining discounted cash flows is a rate corresponding to the Company's cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. Due to an increase in the Company's weighted average cost of capital and lower comparable public company market values resulting from weakening economic conditions, the analysis indicated the potential for impairment. With the assistance of a third-party valuation firm, the Company performed the second step and determined an impairment of goodwill existed. Accordingly, a non-cash charge of $503,193,000 was recognized in 2008 for goodwill impairment. There was no impairment recorded for the year ended December 31, 2007.

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (dollars in thousands):

	For the year ended December 31, 2009			For the year ended December 31, 2008
	Gross	Accumulated Impairment	Net Goodwill	Gross	Accumulated Impairment	Net Goodwill
Balance at beginning of year	$1,029,068	$503,193	$525,875	$1,029,068	$—	$1,029,068
Impairment charge	—	—	—	—	503,193	503,193

Balance at end of year	$1,029,068	$503,193	$525,875	$1,029,068	$503,193	$525,875

        The Company performed its annual fair value-based impairment test on indefinite lived trade names as of October 31, 2009. No impairment was indicated.

        The Company performed its annual fair value-based impairment test on trade names as of October 31, 2008. As a result of the test, the Company recorded a non-cash charge of $80,293,000 for trade name impairment. The primary reason for this impairment charge related to a re-branding strategy implemented in the fourth quarter of 2008, which resulted in the Company's discontinuance of a particular trade name. Accordingly, this trade name was written down to its estimated realizable value of $8,715,000, which will be amortized over its remaining useful life of 2 years beginning on January 1, 2009. There was no impairment recorded for the year ended December 31, 2007.

Income Taxes

        The Company is a C Corporation and, therefore, accounts for income taxes pursuant to the liability method. Accordingly, the current or deferred tax consequences of a transaction are measured by applying the provision of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, as appropriate, in making this assessment.

        Effective January 1, 2007, the Company adopted the guidance on accounting for uncertainty in income taxes in Accounting Standards Codification (ASC) 740-10 (formerly referred to as FASB Interpretation 48, Accounting for Uncertainty in Income Taxes), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions a company has taken or expects to take on an income tax return. Additionally, when applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Upon adoption, the Company determined no additional reserves for uncertain tax positions were required.

Revenue Recognition

        Sales, net of estimated returns and allowances, are recognized upon shipment of product to the customer, which is when title passes, the Company has no further obligations, and the customer is required to pay. The Company, at the request of certain customers, will warehouse inventory billed to the customer but not delivered. The Company does not recognize revenue on these transactions until the customers take possession of the product. The funds collected on product warehoused for these customers are recorded as a customer advance until the customer takes possession of the product and the Company's obligation to deliver the goods is completed. Customer advances are included in accrued liabilities in the accompanying consolidated balance sheets.

        The Company provides for estimated sales promotion and incentive expenses which are recognized as a reduction of sales. Historically, product returns, whether in the normal course of business or resulting from repurchases made under a floor plan financing program, have not been material. The Company has agreed to repurchase product repossessed by a finance company, which has resulted in minimal losses to the Company (see Note 10 for further detail). However, an adverse change in dealer sales could cause this situation to change.

Shipping and Handling Costs

        Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of goods sold in the consolidated statements of operations.

Advertising and Co-Op Advertising

        Expenditures for advertising, included in selling and service expenses in the accompanying consolidated statements of operations, are expensed as incurred. Total expenditures for advertising were $11,695,000, $9,210,000, and $11,236,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

Research and Development

        The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $10,842,000, $9,925,000, and $9,606,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Transactions

        Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at December 31, 2009 and 2008 were (dollars in thousands):

	December 31,
	2009	2008
Pension liability	$(4,492)	$(4,428)
Unrealized losses on cash flow hedges	—	(24,222)

Accumulated other comprehensive loss	$(4,492)	$(28,650)

Fair Value of Financial Instruments

        The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $988.7 million at December 31, 2009, as calculated based on current quotations.

Fair Value Measurements

        The Company adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) on January 1, 2008. ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        Assets and liabilities measured at fair value are based on the market approach, which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

        Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurement Using
	Total December 31, 2009	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$208	$—	$208

	Fair Value Measurement Using
	Total December 31, 2008	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$25,647	$—	$25,647

        The fair value of derivative contracts above consider the Company's credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at December 31, 2009 and 2008 was $208,000 and $29,000,000, respectively, and this represents the amount the Company would need to receive or pay to exit the agreements on this date.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments and Hedging Activities

        The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires all derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

Commodities

        The primary objectives of the commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company's financial results and its economic well-being. While the Company's risk management objectives and strategies will be driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as "hedges" from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

        The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were one, two, and one outstanding commodity contracts in place to hedge its projected commodity purchases at December 31, 2009, 2008, and 2007, respectively. In October 2009, the Company entered into commodity swaps to purchase $1,432,000 of copper. The swaps are effective from October 5, 2009, and terminate on March 31, 2010. In October 2008, the Company entered into commodity swaps to purchase $4,180,000 of copper. The swaps were effective from October 1 and November 1, 2008, and terminated on March 31, 2009. In January 2007, the Company entered into commodity swaps to purchase $4,597,000 of copper. The swaps were effective from February 1, 2007, and terminated on December 31, 2007. Total losses or gains recognized in the consolidated statements of operations on commodity contracts were a gain of $387,000, a loss of $1,092,000, and a gain of $1,120,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Foreign Currencies

        The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. There were no foreign currency hedge contracts outstanding as of December 31, 2009 or 2008.

Interest Rates

        In 2006, the Company entered into various interest rate swap agreements. The Company has formally documented all relationships between interest rate hedging instruments and hedged items, as well as its' risk-management objectives and strategies for undertaking various hedge transactions. From inception through December 31, 2008, the Company's interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives' change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

The impact of hedge ineffectiveness on earnings was not material for the years ended December 31, 2008 and 2007.

        Effective January 3, 2009, the Company, within the terms of the Credit Agreements, changed the interest rate election from three-month LIBOR to one-month LIBOR. The Company has concluded that as of January 3, 2009, the Swaps no longer meet hedge effectiveness tests and are therefore, no longer highly effective as a hedge against the impact on interest payments of changes in the LIBOR interest rate. In 2009, the effective portion of the swaps prior to the change was amortized as interest expense over the period of the originally designated hedged transactions. During 2009, changes in the fair value of the swaps were immediately recognized in the consolidated statements of operations as interest expense.

        The following table presents, in thousands, the fair value of the Company's derivatives:

	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$24,222

	—	24,222
Derivatives not designated as hedging instruments:
Commodity contracts	208	1,425

Total derivatives	$208	$25,647

        As of December 31, 2009, all derivatives that are not designated as hedging instruments are included in other assets in the consolidated balance sheet. There were no derivatives that were designated as hedging instruments at December 31, 2009.

        All derivatives designated as hedging instruments are included in other long-term liabilities in the consolidated balance sheet at December 31, 2008.

        The fair value of the derivative contracts of $208,000 and $25,647,000 considers the Company's credit risk as of December 31, 2009 and December 31, 2008, respectively. The impact of credit risk on the fair value of derivative contracts at December 31, 2009 was not material. Excluding the impact of credit risk, the fair value of the derivatives at December 31, 2009 and December 31, 2008 was $208,000 and $29,000,000, respectively, and this represents the amount the Company would need to receive or pay to exit the agreements on those dates.

        Cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in earnings. At December 31, 2009, the notional amount of debt under interest rate swap agreements outstanding was $675,000,000. Those related interest rate swap agreements terminated on January 4, 2010.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

        The following presents the impact of interest rate swaps and commodity contracts on the consolidated statement of operations for the year ended December 31, 2009 and 2008 (dollars in thousands):

						Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the twelve months ended December 31,
				Amount of loss reclassified from AOCI into net income (loss) for the twelve months ended December 31,
	Amount of loss recognized in AOCI for the twelve months ended December 31,
			Location of gain (loss) reclassified from AOCI into net income (loss)
	2009	2008		2009	2008	2009	2008
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(5,714)	Interest expense	$(24,222)	$—	$—	$—
Derivatives not designated as hedging instruments
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$387	$(1,092)
Interest rate swaps	$—	$—	Interest expense	$—	$—	$24,222	$—

        During the twelve months ended December 31, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was a gain of $24,222,000. There was no impact of derivative instruments on the consolidated statement of operations for the interest rate swaps for the twelve months ended December 31, 2008. During the twelve months ended December 31, 2009 and 2008, the impact of derivative instruments on the consolidated statement of operations for the commodity contracts not designated as hedging instruments was a gain of $387,000 and a loss of $1,092,000, respectively.

Stock-Based Compensation

        The Company accounts for its restricted stock awards and other stock-based payments in accordance with ASC Topic 718 Compensation—Stock Compensation (formerly SFAS No. 123(R), Share Based Payments (SFAS No. 123(R)). The Company adopted ASC Topic 718 using the prospective method, accordingly, the provisions of ASC 718 are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

Segment Reporting

        The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company's identifiable assets are located in the United States. The Company's sales outside North America are not material, representing approximately 1% of net sales.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

        The Company's product offerings consist primarily of power products with a range of power output. Residential power products and industrial & commercial power products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows:

	Year ended December 31,
	2009		2008		2007
Residential power products	$370,740	63.0%	$332,618	57.9%	$306,741	55.2%
Industrial & Commercial power products	187,323	31.9%	207,861	36.2%	205,759	37.0%
Other	30,185	5.1%	33,750	5.9%	43,205	7.8%

Total	$588,248		$574,229		$555,705

New Accounting Standards to be Adopted

        In December 2007, the FASB originally issued SFAS No. 141(R), Business Combinations (codified in ASC topic 805). This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141(R) is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows, however this standard will impact accounting for any future acquisition transactions.

        In March 2008, the FASB originally issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (SFAS No. 161, codified in ASC topic 815). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009, which impacted disclosures relating to the Company's hedging activities.

        On December 30, 2008, the FASB originally issued FSP No. FAS 132(R)-1 Employer's Disclosures about Postretirement Benefit Assets (codified in ASC Topic 715-20, Defined Benefit Plans (ASC-715-20) related to employers' disclosures regarding postretirement benefit plan assets. This statement provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 is effective for periods ending after December 15, 2009, on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2008, the FASB originally issued FSP No. FASB 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS No. 142-3) (codified in ASC Topic 350, Intangible—Goodwill and Other).

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

2. Significant Accounting Policies (Continued)

FSP No. FASB 142-3 prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FSP No. FASB 142-3 and the period of expected cash flows used to measure the fair value of the asset under FSP No. FASB 142-3. The Company adopted this pronouncement on January 1, 2009. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial statements.

3. Balance Sheet Details

        Inventories consist of the following (dollars in thousands):

	December 31,
	2009	2008
Raw material	$74,136	$104,310
Work-in-process	775	1,217
Finished goods	52,726	23,361
Reserves for excess and obsolescence	(3,937)	(4,908)

	$123,700	$123,980

        Property and equipment consists of the following (dollars in thousands):

	December 31,
	2009	2008
Land and improvements	$3,913	$3,913
Buildings and improvements	48,521	48,148
Machinery and equipment	26,500	24,010
Dies and tools	9,631	9,077
Vehicles	857	984
Office equipment	5,712	4,542
Construction-in-progress	—	139

Gross property and equipment	95,134	90,813
Less accumulated depreciation	(21,760)	(14,139)

Property and equipment, net	$73,374	$76,674

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

3. Balance Sheet Details (Continued)

        Other accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2009	2008
Accrued commissions	$4,211	$6,444
Accrued interest	17,062	25,228
Accrued warranties—short term	17,029	14,015
Other accrued liabilities	14,024	13,205

	$52,326	$58,892

4. Product Warranty Obligations

        The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimatable. The Company's product warranty obligations are included in other accrued liabilities and other long-term liabilities in the balance sheets.

        Changes in the product warranty obligations are as follows (dollars in thousands):

	For the year ended December 31,
	2009	2008	2007
Balance at beginning of year	$17,539	$14,807	$14,788
Payments	(14,208)	(15,946)	(13,935)
Charged to operations	17,398	18,678	13,954

Balance at end of year	$20,729	$17,539	$14,807

        The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	December 31,
	2009	2008
Other accrued liabilities	$17,029	$14,015
Other long-term liabilities	3,700	3,524

Balance at end of year	$20,729	$17,539

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

5. Credit Agreements

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2009	2008
First lien term loan	$920,604	$930,104
Second lien term loan	430,000	430,000

	1,350,604	1,360,104
Less treasury debt—first lien	9,898	—
Less treasury debt—second lien	249,167	229,167
Less current portion	39,076	9,500

	$1,052,463	$1,121,437

        Maturities of long-term debt outstanding at December 31, 2009, are as follows (dollars in thousands):

Year
2010	$39,076
2011	9,500
2012	9,500
2013	852,630
2014	180,833

Total	$1,091,539

        See discussion of debt repayments subsequent to December 31, 2009 in Note 14—Subsequent Events.

        At December 31, 2009, the Company had credit agreements which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and two term loans (collectively, the Credit Agreements), which are described further below. The Credit Agreements of the Company are secured by the associated collateral agreements which pledge virtually all assets of the Subsidiary.

        Borrowings available under the Revolving Credit Facility are limited to a maximum of $150,000,000. Availability under the Revolving Credit Facility is reduced by the amount of outstanding undrawn letters of credit. Interest on the Revolving Credit Facility is payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. ABR is the greater of the prime rate or the federal funds rate plus 0.5%. The spreads on these rates may be reduced as a result of the Company meeting certain financial ratios. As of December 31, 2009, the Company's interest rate on the Revolving Credit Facility was 2.78%. As of December 31, 2009, the Company had $144,960,000 available under its Revolving Credit Facility and no outstanding borrowings. The Company pays a Revolving Credit Facility commitment fee of 0.50% on the average available unused commitment. The Revolving Credit Facility matures and is due on November 10, 2012, unless terminated earlier under certain conditions contained in the Credit Agreements.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

5. Credit Agreements (Continued)

        The Credit Agreements provide the Company the ability to issue letters of credit. Outstanding undrawn letters of credit reduce availability under the Company's Revolving Credit Facility. The letters of credit accrue interest at a rate of 2.63%, paid quarterly on the undrawn daily aggregate exposure of the preceding quarter. This rate may be reduced as a result of meeting certain financial ratios. At December 31, 2009 and 2008, letters of credit outstanding were $5,040,000 and $6,653,000, respectively.

        The principal amount of and the outstanding balance under the First Lien Term Loan (the First Lien) was $910,706,000 and $930,104,000 (net of loans held in treasury by the Company) at December 31, 2009 and 2008, respectively. Principal payments are due in quarterly installments of $2,375,000. Interest on the First Lien is payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. At December 31, 2009 and 2008 the Company's interest rate on the First Lien was 2.78% and 6.65%, respectively. The outstanding principal balance is payable on the earlier of November 10, 2013, or the date of termination of the First Lien, whether by its terms, by prepayment, or by acceleration. In addition to scheduled principal payments, the First Lien requires an excess cash flow payment each year. The required excess cash flow payment is the amount by which 50% of the excess cash flow (as defined in the credit agreement) generated by the Company in any given year exceeds the principal payments made during that year. The excess cash flow payment is due 125 days after year-end. For the year ending December 31, 2009 the required excess cash flow payment is $29,576,000, due in 2010, and this payment has been classified as current in the consolidated balance sheet. For the year ending December 31, 2008 there was no required excess cash flow payment.

        The principal amount of and the outstanding balance under the Second Lien Term Loan (the Second Lien) was $180,833,000 and $200,833,000 (net of loans held in treasury by the Company) at December 31, 2009 and 2008, respectively. Interest on the Second Lien is payable at LIBOR plus 6.0%, or ABR plus 5.0%, as selected by the Company. At December 31, 2009 and 2008, the Company's interest rate on the Second Lien was 6.28% and 10.15%, respectively. The outstanding principal balance is payable on the earlier of May 10, 2014, or the date of termination of the Second Lien, whether by its terms, by prepayment, or by acceleration.

        The Credit Agreements require the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt divided by EBITDA, as defined within the Credit Agreements) of 6.75 as of December 31, 2009. The leverage ratio decreases quarterly, and for 2010, the Company will be required to maintain a leverage ratio of 6.75, 6.50, 6.25, and 5.75 for the first, second, third, and fourth quarters, respectively. As of September 30, 2008, the Company had violated its debt covenant. As permitted by the Credit Agreements, this violation was remedied by an equity contribution of $15,500,000 from CCMP in the fourth quarter of 2008. The Company was in compliance with all requirements as of December 31, 2009 and 2008.

        In an event where full repayment of the Credit Agreements is required, the First Lien and Revolving Credit Facility take priority over the Second Lien.

        The Credit Agreements restrict the circumstances in which distributions and dividends can be paid by the Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

5. Credit Agreements (Continued)

Agreements restrict the aggregate amount of dividends and distributions that can be paid and require the maintenance of certain leverage ratios.

        During 2009, CCMP acquired $9,898,000 par value of First Lien term loans and $20,000,000 par value of Second Lien term loans for approximately $6,459,000 and $8,296,000 respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed all but $2,000,000 of the Second Lien term loan debt to its Subsidiary. The fair value of the shares exchanged was $6,459,000 and $8,296,000 for the First Lien term loan and Second Lien term loan, respectively. These shares have beneficial conversion features which are contingent upon a future event (see Note 6). The Company recorded this transaction as Series A Preferred stock of $14,754,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $14,745,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2009.

        During 2008, CCMP acquired $148,917,000 par value of Second Lien term loans for approximately $81,105,000. CCMP exchanged this debt for additional shares of Class B Common stock and Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $81,105,000. These shares have beneficial conversion features which are contingent upon a future event (see Note 6). The Company recorded this transaction as Series A Preferred stock of $62,855,000 and Class B Common Stock of $18,249,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $65,385,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2008.

        During 2007, CCMP acquired $80,250,000 par value of Second Lien term loans for approximately $59,952,000. CCMP exchanged this debt for additional shares of Class B Common stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $59,952,000. These shares have beneficial conversion features which are contingent upon a future event (see Note 6). The Company recorded this transaction as additional Class B Common stock of $59,952,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $18,759,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2007.

        In previous periods, the Company entered into various interest rate swap agreements (the Swaps) with certain banks. The Swaps, which were effective January 2, 2007, October 3, 2007, and January 3, 2008, have notional amounts totaling $825,000,000, $100,000,000, and $275,000,000, respectively. The total notional amount of $1,200,000,000 declined to $1,100,000,000 at October 3, 2008, further declined to $675,000,000 at January 3, 2009, and terminated January 4, 2010. The Company swapped floating three-month LIBOR interest rates for fixed rates with an aggregate weighted-average interest rate of 5.041% and 4.775% as of December 31, 2009 and 2008, respectively.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

5. Credit Agreements (Continued)

        Effective January 3, 2009, the Company, within the terms of the Credit Agreements, changed the interest rate election from three-month LIBOR to one-month LIBOR. The Company concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness tests and were therefore no longer highly effective as a hedge against the impact on interest payments of changes in the LIBOR interest rate. The effective portion of the Swaps prior to the change remained in accumulated other comprehensive income (loss) and was amortized as interest expense over the period of the originally designated hedged transactions through January 3, 2010. Changes in the fair value of the Swaps were immediately recognized in the consolidated statements of operations as interest expense. The Company determined its Swaps met hedge effectiveness tests and were deemed highly effective for hedge accounting under ASC 815 as of December 31, 2008. Accordingly, at December 31, 2008 the change in fair value was recorded in accumulated other comprehensive income (loss) net of tax for the effective portion of the hedges.

        The fair value of the interest rate swap agreements, including the impact of credit risk, at December 31, 2009, was $0. At December 31, 2008, the fair value of the interest rate swap agreements, including the impact of credit risk, was a liability of $24,222,000.

6. Redeemable Stock and Stockholders' Equity (Deficit)

        Certain of the current equity investors (affiliates of CCMP Capital Advisors, LLC and related entities, affiliates of Unitas Capital Ltd., certain members of management of the Subsidiary and board of directors of the Company) have acquired a combination of Class A and Class B Common stock and Series A Preferred stock of the Company. See discussion of the Corporate Reorganization subsequent to December 31, 2009 in Note 14—Subsequent Events. General terms of these securities are:

Preferred Stock

        Series A Convertible Preferred stock:    Each Series A Preferred share is entitled to a priority return preference equal to the sum of $10,000 per share base amount plus an amount sufficient to generate a 14% annual return on that base amount compounded quarterly from the date of issuance until the accreted priority return preference is paid in full. Each Series A Preferred share also participates in any equity appreciation beyond the Series A Preferred priority return (the Series A Equity Participation).

        Voting:    Series A Preferred shares do not have voting rights, subject to certain limited approval rights.

        Distributions:    Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets are to be paid to Series A Preferred stockholders as follows: Series A Preferred shares are entitled to receive an amount equal to the Series A Preferred base amount of $10,000 per share plus an amount sufficient to generate a 14% annual return on that base amount, compounded quarterly from the date in which the Series A Preferred shares were originally issued. Series A Preferred shares then receive an equity participation on all remaining proceeds after payment of this priority return to all Series A Preferred stockholders equal to 24.3% of remaining proceeds (Series A Equity Participation). No distribution shall be made to any holder of common stock until the Series A Preferred stockholders have received all distributions to

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

6. Redeemable Stock and Stockholders' Equity (Deficit) (Continued)

which they are entitled as previously described. After such distributions are made to the Series A Preferred stockholders, the holders of common stock shall be entitled to receive any remaining payments or distributions in accordance with their respective priorities.

        Liquidations:    Distributions in connection with any liquidation or change of control transaction would be made in accordance with the distributions described above. No distribution shall be made to any holder of common stock until the Series A Preferred stockholders have received all distributions to which they are entitled as described above. After such distributions are made to the Series A Preferred stockholders, the holders of common stock shall be entitled to receive any remaining payments or distributions in accordance with their respective priorities.

        Conversion:    Series A Preferred shares automatically convert into Class A common shares immediately prior to an initial public offering (IPO). In the case of any such conversion, any unpaid Series A preferred return (base $10,000 per share plus 14% accretion) will be converted into additional Class A common shares valued at the IPO price net of underwriter's discount. That is, each Series A Preferred share would convert into a number of Class A common shares equal to (i) a fraction, the numerator of which is the unpaid priority return on such Series A Preferred share and the denominator of which is the value of a Class A common share at the time of conversion plus (ii) the number of Class A common shares required to be issued to satisfy the Series A Equity Participation. The number of shares of Class A common stock which will be issued upon conversion of the Series A Preferred is dependent upon the initial public offering price of the Class A common stock on the date of conversion as well as the unpaid priority return of the Series A Preferred stock.

        The Series A Preferred are redeemable in a deemed liquidation in the event of a change of control. The redemption features are considered to be outside the control of the Company and therefore, all shares of Series A Preferred stock are recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). No adjustment to the carrying value of the Series A Preferred stock securities has been recorded, and the priority returns have not been accreted as a change of control was not probable.

Common Stock

        Class B Convertible common stock:    Class B shares participate in the equity appreciation after the Series A Preferred priority return is satisfied. Each Class B share is entitled to a priority return preference equal to the sum of $10,000 per share base amount plus an amount sufficient to generate a 10% annual return on that base amount compounded quarterly from the date of issue until the Class B priority return preference is paid in full. Each Class B share also participates in any equity appreciation beyond the Class B priority return.

        Voting:    Each Class B share is entitled to one vote per share on all matters on which stockholders vote.

        Class A common stock:    Class A shares participate in the equity appreciation after the Class B priority return is satisfied.

        Class A shares do not have voting rights, priority preference or any accretion rights.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

6. Redeemable Stock and Stockholders' Equity (Deficit) (Continued)

        Distributions:    After payment of the priority return to Series A Preferred shareholders previously described above under Preferred Stock, dividends and other distributions that remain available to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid to the common stockholders as follows: Class B shares are entitled to receive an amount equal to the Class B base amount of $10,000 per share plus an amount sufficient to generate a 10% annual return on that base amount, compounded quarterly from the date in which the Class B shares were originally issued. After payment of this priority return to Class B holders, the holders of Class A shares and Class B shares participate together equally and ratably in any and all distributions by the Company.

        Liquidations:    Distributions made in connection with any liquidation or change of control transaction would be made in accordance with the distributions previously described above in the preceding paragraph. In addition, any remaining assets after the Class B preferential distribution will be allocated to the Class A and Class B shares as follows: the Class B shares will receive a percentage of the remaining assets equal to the sum of (i) 88% plus (ii) the product of (A) 12% multiplied by (B) one minus a fraction, the numerator of which is the number of issued and outstanding vested shares of Class A shares and the denominator is 9,350.0098. The remainder will be allocated to the Class A shares.

        Conversion:    Class B shares automatically convert into Class A shares immediately prior to an IPO. In the case of any such conversion any unpaid Class B Common priority return (base $10,000 per share plus 10% accretion) will be "paid" in additional Class A common shares valued at the IPO price net of underwriter's discount. That is, each Class B share would convert into a number of Class A shares required to be issued to satisfy the Class B Common priority return. Each Class B share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class B share and the denominator of which is the value of a Class A share at the time of conversion, in all cases subject to the priority rights and preferences of the Series A Preferred Shares. The number of shares of Class A common stock which will be issued upon conversion of the Class B common stock is dependent upon the initial public offering price of the Class A common stock on the date of conversion as well as the unpaid priority return of the Class B common stock.

        As the Class B common are redeemable in a deemed liquidation in the event of a change of control. The redemption features are considered to be outside the control of the Company and therefore, all shares of Class B common stock are recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). At December 31, 2009, no adjustment to the carrying value of Class B Common stock securities had been recorded, and the priority returns had not been accreted as a change of control was not probable.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

6. Redeemable Stock and Stockholders' Equity (Deficit) (Continued)

        Accretion:    Cumulative accretion on Series A preferred stock and Class B common stock at December 31, 2009, was as follows:

	Series A Preferred	Class B Common
Carrying value	$113,109	$765,096
Cumulative accretion	14,936	273,936

	$128,045	$1,039,032

        The amounts above do not include the additional base amount of $25,790,000 on Class B common stock or the impact of Series A Equity Participation on Series A Preferred stock, both of which would be recognized as a beneficial conversion upon an initial public offering.

        Management Equity Incentive Plan:    On November 10, 2006, the Company adopted the 2006 Management Equity Incentive Plan (2006 Equity Incentive Plan). The 2006 Equity Incentive Plan provides for awards with respect to a maximum of 9,350.0098 Class A Common shares and 5,000 Class B Common shares, subject to certain adjustments. On November 10, 2006, and from time to time thereafter, certain members of management purchased restricted shares of Class A Common stock under the 2006 Equity Incentive Plan for $341 per share and pursuant to restricted stock agreements. One half of the restricted shares vest over time (Time Vesting Shares), with 25% vesting on November 10, 2007 and on the next three anniversaries thereafter, so long as the participant is still employed by the Company or one of its subsidiaries on the applicable vesting date. Upon the occurrence of a change of control of the Company, any unvested Time Vesting Shares immediately vest in full, so long as the participant is still employed by the Company or one of its subsidiaries. The other half of the restricted shares immediately vest (performance-based vesting) in full, provided the participant is still then employed by the Company or one of its subsidiaries, upon the occurrence of either: (i) a change of control of the Company that provides CCMP with a certain rate of return with respect to net proceeds received by CCMP from their investment in the Company; or (ii) from and after the date of an IPO, the achievement with respect to shares of the Class A Common stock of an average closing trading price exceeding, in any 60 consecutive trading day period starting prior to the later of (a) the fifth year anniversary of the date of grant of the restricted shares, and (b) one year after the IPO, a certain threshold with respect to net proceeds received by CCMP from their investment in the Company. As a condition to the purchase of restricted shares, members of management executed confidentiality, non-competition and intellectual property agreements.

        The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company has recorded $38,000, $40,000, and $53,000 of stock-based compensation expense related to the Time Vesting Shares in 2009, 2008, and 2007, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess is being amortized over the vesting provisions of the restricted shares.

Issuance and Repurchases of Securities

        Class A Common Stock:    In 2007, 623.3301 restricted shares of Class A nonvoting common stock, at a price of $341.36 per share, were issued to new members of management. In 2008 and 2007,

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

6. Redeemable Stock and Stockholders' Equity (Deficit) (Continued)

555.1566 and 2,649.1694 restricted shares of Class A common stock, respectively, were repurchased by the Company, at a price of $341 per share, from members of management who terminated their employment with the Subsidiary.

        Class B Common Stock:    In February 2007, 145 shares of the Class B Common stock were issued to new members appointed to the Company's board of directors, at a price of $10,000 per share. In 2008 and 2007, the Company issued 2,400 and 8,025 shares of Class B Common stock, respectively, to CCMP in exchange for certain term loans under the second lien credit facility that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Class B Common stock per $10,000 of the aggregate outstanding principal amount of the loans that were so exchanged. Such purchased term loans had an aggregate outstanding principal amount equal to $104,250,000. In accordance with the preemptive rights provisions of the Shareholders' Agreement, CCMP subsequently transferred shares of Class B Common stock it had purchased to various investment funds affiliated with CCMP, certain members of management and board members. The shares exchanged were valued at the discounted amount paid for the debt, which approximated the Class B Common stock's fair value at that date. The equity consideration was less than the outstanding principal amount, therefore a gain on debt extinguishment was recorded. A summary of how the 10,425 Class B Common shares issued in exchange for repurchased debt is accounted for in the consolidated financial statements is as follows (dollars in thousands):

	Number of Shares	Face Value of Debt	Consideration Paid	Fair Value of Shares Exchanged	Contingent Beneficial Conversation	Gain on Extinguishment of debt
Year ending December 31, 2008	2,400	24,000	18,249	18,249	5,492	5,363
Year ending December 31, 2007	8,025	80,250	59,952	59,952	20,298	18,759

Total	10,425	$104,250	$78,201	$78,201	$25,790	$24,122

        The Company determined that the conversion feature in the Class B Common stock is in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Since the Class B Common stock is convertible upon an initial public offering, it is contingent upon a future event and has not been recorded in the consolidated financial statements. The beneficial conversion feature, which has been valued at $25,790,000 at its commitment date, was recorded at the completion of the IPO on February 10, 2010 as a return to Class B Common stockholders analogous to a dividend. If no retained earnings are available to pay this dividend at resolution of the contingency, the dividend will be charged against additional paid in capital resulting in no net impact. Upon the completion of the IPO on February 10, 2010, the Company recorded the beneficial conversion of $25,790,000 as a reduction and offsetting increase to additional paid in capital as no retained earnings were available. There was no net impact on additional paid-in-capital.

        For the year ended December 31, 2007, following the exchange of purchased debt for Class B Common stock, certain members of management and the board of directors were provided the opportunity to purchase Class B common stock at fair value. Because the Class B common stock includes a contingent beneficial conversion feature, the Company recorded stock-based compensation

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

6. Redeemable Stock and Stockholders' Equity (Deficit) (Continued)

expense of $304,000, which represents the intrinsic value associated with the contingent beneficial conversion feature.

        Series A Preferred Stock:    In November 2008, the Company issued 1,550 shares of the Series A Preferred stock to CCMP for an aggregate purchase price of $15,500,000. In September 2009, the Company issued 2,000 shares of the Series A Preferred stock to CCMP and certain members of management and the board of directors, for an aggregate purchase price of $20,000,000. In December 2008 and in 2009, the Company issued an aggregate of 6,285 and 1,476 shares of Series A Preferred stock, respectively, to CCMP in exchange for certain term loans under the second lien credit facility that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Series A Preferred stock per $10,000 of the amount paid by CCMP for the loans that were so exchanged. Such purchased term loans had an aggregate outstanding principal amount equal to $154,815,000. The equity consideration was less than the outstanding principal amount, therefore a gain on debt extinguishment was recorded. A summary of the exchanges of purchased term loans for Series A Preferred stock by year is as follows (dollars in thousands):

	Number of Shares	Face Value of Debt	Consideration Paid	Gain on Extinguishment of debt
Year ending December 31, 2009	1,476	$29,898	$14,754	$14,745
Year ending December 31, 2008	6,285	124,917	62,855	60,022

Total	7,761	$154,815	$77,609	$74,767

        The Company determined that the conversion feature in the Series A Preferred stock had a contingent beneficial conversion feature at the date of issuance. The Series A Preferred stock was convertible upon an initial public offering and the number of additional Class A Common shares which may be issued was unknown at December 31, 2009. Since it was contingent upon a future event, it had not been recorded in the consolidated financial statements. The beneficial conversion feature, which is the result of the additional Class A shares issued to satisfy the Series A Equity Participation, was recorded at the completion of the initial public offering on February 10, 2010, as a return to Series A Preferred stockholders analogous to a dividend. If no retained earnings are available to pay this dividend at resolution of the contingency, the dividend will be charged against additional paid in capital resulting in no net impact. Upon the completion of the IPO on February 10, 2010, the Company recorded the beneficial conversion of $114,900,000 as a reduction and offsetting increase to additional paid in capital as no retained earnings were available. There was no net impact on additional paid-in-capital.

        During 2007, the Company entered into subscription notes receivable with certain stockholders related to their purchase of restricted Class A Common stock of $195,000. During 2008, $37,000 of outstanding notes receivable were repaid. During 2009, $129,000 of outstanding notes receivable, including accrued interest, was repaid in exchange for cancelling 389 shares of Class A Common stock originally issued in exchange for the note receivable. The outstanding subscription notes receivables are included in stockholders' equity in the accompanying consolidated financial statements.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

7. Earnings Per Share

        The Class B Common stock is considered a participating stock security requiring use of the "two-class" method for the computation of basic net income (loss) per share in accordance with provision of ASC 260-10 Earnings per share. Losses are not allocated to the Class B Common stock in the computation of basic earnings per share as the Class B Common stock is not obligated to share in losses.

        Basic earnings per share excludes the effect of common stock equivalents and is computed using the "two-class" computation method, which subtracts earnings attributable to the Class B preference from total earnings. Any remaining loss is attributed to the Class A shares.

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$43,055	$(555,955)	$(9,714)
Less: accretion of Series A Preferred stock	(14,151)	(785)	—
Less: accretion of Class B Common stock	(100,191)	(90,567)	(73,676)
Net loss attributable to Class A Common stock	(71,287)	(647,307)	(83,390)
Income attributable to Class B Common stock	100,191	90,567	73,676
Net (loss) income per common share, basic and diluted:
Class A Common stock—see Notes 1 and 14	$(41,111)	$(357,628)	$(34,994)
Class B Common stock—see Notes 1 and 14	$4,171	$3,780	$3,462
Pro forma net income per common share, basic and diluted (Note 14—unaudited)	$1.00
Weighted average number of shares outstanding:
Class A Common stock—see Notes 1 and 14	1,734	1,810	2,383
Class B Common stock—see Notes 1 and 14	24,018	23,961	21,282
Pro forma weighted average shares outstanding	43,247,085

        The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect a 3.294 for 1 reverse stock split immediately prior to the IPO on February 10, 2010. See Note 1 and Note 14.

        The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from diluted earnings per share calculations for all years presented, as this contingent event did not occur by the end of the respective reporting periods. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return. The conversion at the time of the IPO, as well as the reverse stock split, resulted in 19,511,018 and 26,859,906 shares of common stock issued for the Series A Preferred stock and Class B Common stock, respectively. These shares are included in the pro forma weighted average shares outstanding.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

8. Income Taxes

        The Company's provision (benefit) for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	339	400	(571)

	339	400	(571)
Deferred:
Federal	15,221	(195,035)	(3,860)
State	(12,378)	(11,240)	(322)

	2,843	(206,275)	(4,182)
Change in valuation allowance	(2,843)	206,275	4,182

Provision (benefit) for income taxes	$339	$400	$(571)

        The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject; however the Company has been notified of an audit by Michigan Department of Treasury to begin March 2010. The statute of limitation for tax years 2009, 2008, 2007, and 2006 is open, for federal and state income taxes. Additionally, tax year 2005 remains open for examination by certain state taxing authorities.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

8. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Goodwill and intangible assets	$214,337	$228,482
Accrued expenses	11,700	11,426
Deferred revenue	945	925
Inventories	1,970	2,146
Pension obligations	3,635	3,572
Unrealized investment loss	—	530
Operating loss and contribution carryforwards	61,555	49,493
Other	374	214
Valuation allowance	(289,529)	(292,372)

Total deferred tax assets	4,987	4,416
Deferred tax liabilities:
Depreciation	4,662	4,029
Prepaid expenses	325	387

Total deferred tax liabilities	4,987	4,416

Net deferred tax asset	$—	$—

        The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,
	2009	2008
Net current deferred tax assets	$14,458	$14,176
Net long-term deferred tax assets	275,071	278,196
Valuation allowance	(289,529)	(292,372)

Net deferred tax assets	$—	$—

        At December 31, 2009, the Company has federal net operating loss carryforwards of approximately $161,700,000, which expire between 2026 and 2029, and various state net operating loss carryforwards, which expire between 2016 and 2029.

        As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986 as amended and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has no such limitation as of December 31, 2009, and no limitation was triggered by our initial public offering which occurred on February 10, 2010. Future ownership changes may result in such a limitation.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

8. Income Taxes (Continued)

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
U.S. statutory rate	35%	35%	35%
State taxes	4	2	(2)
Valuation allowance	(38)	(37)	(38)

Effective tax rate	1%	0%	(5)%

        At December 31, 2009 and 2008 the Company has no reserves recorded for uncertain tax positions.

9. Benefit Plans

Medical and Dental Plan

        The Company has a medical and dental benefit plan covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company's contributions to the plan were $5,900,000, $6,000,000, and $7,200,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The plan maintains individual stop loss insurance policies on the medical portion of $200,000 to mitigate losses. Balances for the incurred but not yet reported claims, including reported but unpaid claims at December 31, 2009, and 2008, were $1,200,000 and $1,000,000, respectively. The Company estimates claims incurred but not yet reported each month based on its historical experience, and the Company adjusts its accrual to meet the estimated liability.

Savings Plan

        The Company maintains a defined-contribution 401(k) savings plan for virtually all employees who meet certain eligibility requirements. Under the plan, employees may defer receipt of a portion of their eligible compensation.

        The Company amended the 401(k) savings plans effective January 1, 2009, to add Company matching and non-elective contributions. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. No matching contribution shall be made with respect to employee catch-up contributions. The Company may contribute a non-elective contribution for each plan year after 2008. The contribution will apply to eligible employees employed on December 31, 2008. The rate of the non-elective contribution is determined based upon years of service as of December 31, 2008, and is fixed. Both Company matching contributions and non-elective contributions are subject to vesting. Forfeitures may be applied against plan expenses.

        The Company recognized $2,300,000 of expense related to this plan in 2009. The Company made no contributions to this plan in 2008 or 2007, and accordingly, no expense has been recognized in the accompanying consolidated statements of operations.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

9. Benefit Plans (Continued)

Pension Plans

        The Company has noncontributory salaried and hourly pension plans (combined the Pension Plans) covering substantially all of its employees. The benefits under the salaried plan are based upon years of service and the participants' defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant's years of credited service. The Company's funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.

        The Company elected to freeze the Pension Plans effective December 31, 2008. This resulted in a cessation of all future benefit accruals for both hourly and salary pension plans. A curtailment liability gain of $5,809,000 related to the salary plan was recognized as a reduction to the unrecognized net loss, as the curtailment liability gain was less than the unrecognized net loss prior to the plan amendment and, therefore, did not impact the consolidated statement of operations for the year ended December 31, 2008.

        The Company uses a December 31 measurement date for the Pension Plans. Information related to the Pension Plans is as follows (dollars in thousands):

	Year ended December 31,
	2009	2008
Accumulated benefit obligation at end of period	$41,845	$38,030

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$38,030	$38,291
Service cost	—	2,477
Interest cost	2,338	2,452
Net actuarial loss	2,633	1,602
Curtailment gain	—	(5,809)
Benefits paid	(1,156)	(983)

Projected benefit obligation at end of period	$41,845	$38,030

Change in plan assets
Fair value of plan assets at beginning of period	$23,663	$30,813
Actual return on plan assets	4,132	(8,597)
Company contributions	1,489	2,430
Benefits paid	(1,156)	(983)

Fair value of plan assets at end of period	$28,128	$23,663

Funded status: accrued pension liability included in other long-term liabilities	$(13,717)	$(14,367)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$(64)	$(7,122)

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

9. Benefit Plans (Continued)

        The estimated actuarial loss for the Pension Plans that was amortized from OCI into net periodic benefit cost during 2009 is $200,000.

        Additional information related to the Pension Plans is as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Components of net periodic pension expense:
Service cost	$—	$2,477	$2,454
Interest cost	2,338	2,452	2,172
Expected return on plan assets	(1,804)	(2,733)	(2,661)
Amortization of net loss	240	—	—

Net periodic pension expense	$774	$2,196	$1,965

        Weighted-average assumptions used to determine benefit obligation are as follows:

	December 31,
	2009	2008
Discount rate	5.76%	6.28%
Rate of compensation increase(1)	n/a	n/a

(1)
No compensation increase was assumed, as the plans were frozen effective December 31, 2008.

        Weighted-average assumptions used to determine net periodic pension expense are as follows:

	Year ended December 31,
	2009	2008	2007
Discount rate	6.28%	6.48%	5.75%
Expected long-term rate of return on plan assets	7.66	9.00	9.25
Rate of compensation increase(1)	n/a	4.25	4.25

(1)
No compensation increase was assumed in 2009, as the plans were frozen effective December 31, 2008.

        To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

9. Benefit Plans (Continued)

        The Pension Plan's weighted-average asset allocation at December 31, 2009 and 2008, by asset category, is as follows (dollars in thousands):

		December 31, 2009		December 31, 2008
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	35%	9,246	33%	8,292	35%
Domestic equity	43%	13,262	47%	10,722	45%
International equity	14%	4,504	16%	953	4%
Real estate	8%	1,116	4%	2,170	9%
Cash/other	0%	—	0%	1,526	7%

Total	100%	$28,128	100%	$23,663	100%

        The fair values of the Pension Plan's assets at December 31, 2009 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$23,062	$23,062	$—	$—
Collective trust	3,950	—	3,950	—
Pooled separate account	1,116	—	—	1,116

Total	$28,128	$23,062	$3,950	$1,116

        A reconciliation of beginning and ending balances for Level 3 assets for the year ended December 31, 2009 is as follows (dollars in thousands):

Separate Account (Level 3)
Balance as of December 31, 2008	$1,631
Realized (losses) gains	(515)

Balance as of December 31, 2009	$1,116

        Mutual Funds—This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio. The plan's mutual funds are designed to track exchange indices, and invest in diverse industries. Some mutual funds are classified as regulated investment companies. Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. These investments are classified within Level 1 of the fair value hierarchy.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

9. Benefit Plans (Continued)

        Collective Trusts—This category includes public investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the trust. The NAV is based on the value of the underlying assets owned by the trust, minus its liabilities, and then divided by the number of shares outstanding. The NAV of the trust is classified within Level 2 of the fair value hierarchy.

        Pooled Separate Account—This category invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable level 3 pricing inputs.

        The Company's target allocation for equity securities and real estate is generally between 55%—65%, with the remainder allocated primarily to bonds. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

        The Company expects to make no contributions to the Pension Plans in 2010.

        The following benefit payments are expected to be paid from the Pension Plans (dollars in thousands):

Year
2010	$1,362
2011	1,432
2012	1,538
2013	1,675
2014	1,822
Years 2015 - 2019	11,635

10. Commitments and Contingencies

        The Company leases certain computer equipment, automobiles, and warehouse space under operating leases with initial lease terms ranging up to three years.

        The approximate aggregate minimum rental commitments at December 31, 2009, are as follows (dollars in thousands):

Amount
Year
2010	$185
2011	100
2012	80
2013	20
2014	—

Total	$385

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

10. Commitments and Contingencies (Continued)

        Total rent expense for the years ended December 31, 2009, 2008 and 2007, which includes short-term data processing equipment rentals, was approximately $347,000, $415,000, and $633,000, respectively.

        The Company had an arrangement with a finance company to provide floor plan financing for selected dealers. The Company received payment from the finance company within a few days of shipment of product to the dealer. The Company participated in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company. The Company's financial exposure when repurchasing product is limited to the difference between the outstanding balance due and the amount received on the resale of the repossessed product. In the event of default, the Company is liable for up to 50% of the financed balance. Effective February 27, 2009, the arrangement between the Company and the finance company was terminated. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2009 and 2008 was approximately $427,000 and $7,547,000, respectively. Minimal losses have been incurred under this agreement, and a minimal reserve for future losses has been recorded.

        Effective May 29, 2009, the Company entered into an arrangement with a different finance company. This arrangement is similar to the previous arrangement, however, the Company does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this new arrangement at December 31, 2009 was approximately $6,966,000.

        In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

11. Related-Party Transactions

        The Company has entered into an agreement to pay CCMP and Unitas Capital and related entities an annual advisory fee of $500,000. The Company expensed $500,000 in advisory fees for 2009, 2008, and 2007. This agreement was terminated effective with the IPO on February 10, 2010.

        The Company paid CCMP a finders fee of $30,000,000 related to the November 10, 2006, transaction in which the Company acquired all of the capital stock of Generac Power Systems. This fee was a direct transaction cost and, therefore, was included as part of the purchase price. $15,000,000 was paid to CCMP in 2006, and the remaining $15,000,000 was paid to CCMP in 2007.

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

12. Quarterly Financial Information (Unaudited)

        Unaudited quarterly financial information for the years ended December 31, 2009 and 2008, (in thousands, except per share data):

	Quarters Ended 2009
	Q1	Q2	Q3	Q4
Net sales	$140,446	$149,577	$144,261	$153,964
Gross profit	47,527	60,188	64,491	63,644
Operating income	13,816	24,786	30,588	29,322
Net income	5,794	7,032	18,281	11,948
Less: accretion of Series A preferred stock	(2,792)	(3,320)	(3,709)	(4,330)
Less: accretion of Class B common stock	(24,128)	(24,731)	(25,349)	(25,983)
Net loss attributable to Class A common stock	(21,126)	(21,019)	(10,777)	(18,365)
Income attributable to Class B common stock	24,128	24,731	25,349	25,983
Net (loss) income per common share, basic and diluted:
Class A common stock	$(12,172)	$(12,111)	$(6,209)	$(10,613)
Class B common stock	$1,005	$1,030	$1,055	$1,082

	Quarters Ended 2008
	Q1	Q2	Q3	Q4
Net sales	$112,367	$124,183	$165,054	$172,625
Gross profit	42,488	45,555	55,825	58,162
Operating income	11,327	14,154	22,531	(560,313)
Net loss	(11,417)	(15,628)	(13,144)	(515,766)
Less: accretion of Series A preferred stock	—	—	—	(785)
Less: accretion of Class B common stock	(21,681)	(22,381)	(22,965)	(23,539)
Net loss attributable to Class A common stock	(33,098)	(38,009)	(36,109)	(540,090)
Income attributable to Class B common stock	21,681	22,381	22,965	23,539
Net (loss) income per common share, basic and diluted:
Class A common stock	$(17,397)	$(20,701)	$(20,525)	$(309,757)
Class B common stock	$911	$933	$956	$980

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

13. Valuation and Qualifying Accounts

        For the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Balance at Beginning of Period	Additions Charged to Earnings	Charges to Reserve, Net(1)	Balance at End of Year
Year ended December 31, 2009
Allowance for doubtful accounts	$1,020	$227	$(231)	$1,016
Allowance for doubtful notes	965	—	—	965
Reserves for inventory	4,908	548	(1,519)	3,937
Valuation of deferred tax assets	292,372	(2,843)	—	289,529
Year ended December 31, 2008
Allowance for doubtful accounts	$808	$394	$(182)	$1,020
Allowance for doubtful notes	850	115	—	965
Reserves for inventory	3,656	1,689	(437)	4,908
Valuation of deferred tax assets	86,097	206,275	—	292,372
Year ended December 31, 2007
Allowance for doubtful accounts	$726	$108	$(26)	$808
Allowance for doubtful notes	—	850	—	850
Reserves for inventory	3,117	1,145	(606)	3,656
Valuation of deferred tax assets	81,915	4,182	—	86,097

(1)
Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of. Deductions to the valuation of deferred tax assets relate to the reversals due to changes in management's judgments regarding the future realization of the underlying deferred tax assets.

14. Subsequent Events

        The Company evaluated its financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which require recognition or disclosure in the financial statements, except as disclosed below.

        The Company completed an initial public offering on February 17, 2010. Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. In connection with the initial public offering, we effected a corporate reorganization in which, after giving effect to a 3.294 for one reverse Class A Common Stock split, our Class B Common Stock and Series A Preferred Stock was converted into Class A Common Stock and our Class A Common Stock was then reclassified as common stock. Following the initial public offering, we have only one class of common stock outstanding.

        On February 17, 2010, the Company completed the initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, on March 18, 2010, the underwriters exercised their over-allotment option and purchased an additional 1,950,500 shares of common stock from the Company. We received approximately $247,800,000 in net proceeds from the

Generac Holdings Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008, and 2007

14. Subsequent Events (Continued)

IPO, including the overallotment option, after deducting the underwriting discount and total expenses related to the offering. $221,600,000 of proceeds from the initial closing were used entirely to pay down our second lien credit facility in full and to repay a portion of our first lien credit facility. Additionally, in March 2010, the Company used $138.5 million of cash and cash equivalents on hand to further pay down our first lien term loan principal. Repayments of our first and second lien credit facilities subsequent to December 31, 2009 totaled $360,100,000.

        As a result of the Corporate Reorganization, IPO, over-allotment exercise and subsequent excess cash debt pay down, as of March 19, 2010, the Company had $731,400,000 of outstanding debt under its first lien term loan, the second lien term loan was terminated, and 67,529,290 total common shares are outstanding.

        The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. A registration statement on Form S-8 was filed registering the 6,637,835 shares of common stock issuable under the equity incentive plan. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. The stock options have an exercise price equal to the IPO price and vest in equal installments over five years, subject to the grantee's continued employment or service. The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee's continued employment.

        The Company's interest rate swap agreements outstanding as of December 31, 2009 terminated on January 4, 2010. The Company entered into a new interest rate swap agreement on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. We expect to maintain the swap as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

        On February 18, 2010, we entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2,500,000. The primary objective is to mitigate the impact of potential price fluctuations of the Euro on our financial results.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in, or disagreements with, accountants reportable herein.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended December 31, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 not already provided herein under "Item 1—Business—Executive officers," will be included in our 2010 Proxy Statement, and is incorporated by reference herein.

Item 11.    Executive Compensation

        The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        Included in Part II of this report:

(a)(2) Schedules

        None

(a)(3) Exhibits

Exhibits Number		Description
2.1		Agreement and Plan of Merger by and among Generac Power Systems, Inc., the representative named therein, GPS CCMP Acquisition Corp., and GPS CCMP Merger Corp., dated as of September 13, 2006 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
2.2
Amendment to Agreement and Plan of Merger by and among Generac Power Systems, Inc., the representative named therein, GPS CCMP Acquisition Corp., and GPS CCMP Merger Corp (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

3.1	*	Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc.

3.2	*	Amended and Restated Bylaws of Generac Holdings Inc.

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

4.2		Shareholders Agreement, dated as of November 10, 2006, by and among Generac Holdings Inc., certain stockholders of Generac Holdings Inc., including CCMP Capital Investors II, L.P., various of it affiliated funds, various funds affiliated with Unitas Capital Ltd. and the Management Shareholders (as defined in Shareholders Agreement) (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 filed with the SEC on October 20, 2009).

10.1		Credit Agreement, dated as of November 10, 2006, by and among Generac, GPS CCMP Merger Corp., Goldman Sachs Credit Partners L.P., as administrative agent, JP Morgan Chase Bank, N.A. as syndication agent, Barclays Bank PLC, as documentation agent, and Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.2		First Lien Guarantee and Collateral Agreement, dated November 10, 2006, among Generac Acquisition Corp., GPS CCMP Merger Corp., certain Subsidiaries of GPS CCMP Merger Corp. and Goldman Sachs Credit Partners L.P., as Administrative Agent (incorporated by reference to Exhibit 10.5.1 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.3		Advisory Services and Monitoring Agreement, dated November 10, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.4	+	2006 Management Equity Incentive Plan, effective as of November 10, 2006 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.5	+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.6	+	Generac Holdings Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

Exhibits Number		Description
10.7	+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.8	+	Amended and Restated Employment Agreement, dated January 14, 2010, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.65 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.9	+	Employment Agreement, dated as of November 10, 2006, between Generac and Dawn Tabat (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.10	+	Amendment to Employment Agreement, dated January 14, 2010, between Generac and Dawn Tabat (incorporated by reference to Exhibit 10.66 of the Registration Statement on Form S-1 filed with the SEC on October 20, 2009).

10.11	+	Employment Letter to Clement Feng, dated December 29, 2009 (incorporated by reference to Exhibit 10.47 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.12	+	Employment Letter with Terrence Dolan (incorporated by reference to Exhibit 10.62 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.13	+	Severance Agreement with Edward LeBlanc, dated September 22, 2008 (incorporated by reference to Exhibit 10.49 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.14	+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.15		Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.16		Employee Nondisclosure and Noncompete Agreement, by and between Generac Power Systems, Inc. and Clement Feng, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.17		Promissory Note dated December 27, 2007 between Generac Power Systems, Inc. and Clement Feng (incorporated by reference to Exhibit 10.43 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.18		Promissory Note Repayment Letter to Clement Feng, dated December 28, 2009 (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.19	+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.20	+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

Exhibits Number		Description
10.21		Form of Generac Holdings Inc. Director Indemnification Agreement for Stephen Murray, Timothy Walsh and Stephen V. McKenna (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.22		Form of Generac Holdings Inc. Director Indemnification Agreement for Barry Goldstein, John D. Bowlin and Edward A. LeBlanc (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.23		Form of Generac Holdings Inc. Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.24		Form of Generac Power Systems, Inc. Director Indemnification Agreement for Stephen Murray, Timothy Walsh and Stephen V. McKenna (incorporated by reference to Exhibit 10.53 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.25		Form of Generac Power Systems, Inc. Indemnification Agreement for Barry Goldstein, John D. Bowlin, Edward A. LeBlanc, Aaron Jagdfeld, York A. Ragen, Dawn Tabat, Clement Feng, Allen Gillette, Roger Schaus, Jr. and Roger Pascavis (incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

21.1	*	List of Subsidiaries of Generac Holdings Inc.

23.1	*	Consent of Ernst & Young, Independent Registered Public Accounting Firm, relating to Generac Holdings Inc.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

+
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAC HOLDINGS INC.
By:	/s/ AARON JAGDFELD Aaron Jagdfeld Chief Executive Officer

Dated: March 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AARON JAGDFELD Aaron Jagdfeld	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010
/s/ YORK A. RAGEN York A. Ragen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010
/s/ JOHN D. BOWLIN John D. Bowlin	Director	March 30, 2010
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	March 30, 2010
/s/ EDWARD A. LEBLANC Edward A. LeBlanc	Director	March 30, 2010
/s/ STEPHEN V. MCKENNA Stephen V. McKenna	Director	March 30, 2010
/s/ STEPHEN MURRAY Stephen Murray	Director	March 30, 2010
/s/ TIMOTHY WALSH Timothy Walsh	Director	March 30, 2010