Form 10-Q
period 2010-03-31
GENERAC HOLDINGS INC.
filed 2010-05-14
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34627

GENERAC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5654756
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

S45 W29290 Hwy. 59, Waukesha, WI	53189
(Address of principal executive offices)	(Zip Code)

(262) 544-4811

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2010, there were 67,531,946 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

INDEX

		Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	2

	Condensed Consolidated Statements of Redeemable Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2010 and the Year Ended December 31, 2009	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

PART II. Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

	Signatures

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,371	$161,307
Accounts and notes receivable, less allowance for doubtful accounts	52,682	54,130
Inventories	107,089	123,700
Prepaid expenses and other assets	4,508	5,880
Total current assets	230,650	345,017

Property and equipment, net	73,047	73,374

Customer lists, net	125,248	134,674
Patents, net	90,825	92,753
Other intangible assets, net	7,458	7,791
Deferred financing costs, net	8,151	13,070
Trade names	143,333	144,407
Goodwill	525,875	525,875
Other assets	135	282
Total assets	$1,204,722	$1,337,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,739	$33,639
Accrued wages and employee benefits	5,679	6,930
Other accrued liabilities	35,547	52,326
Current portion of long-term debt	—	39,076
Total current liabilities	68,965	131,971

Long-term debt	731,422	1,052,463
Other long-term liabilities	18,718	17,418
Total liabilities	819,105	1,201,852

Class B convertible voting common stock, par value $0.01, 110,000 shares authorized, 0 and 24,018 shares issued at March 31, 2010 and December 31, 2009, respectively	—	765,096
Series A convertible non-voting preferred stock, par value $0.01, 30,000 shares authorized, 0 and 11,311 shares issued at March 31, 2010 and December 31, 2009, respectively	—	113,109

Stockholders’ equity (deficit):
Common stock (formerly Class A common stock), par value $0.01, 500,000,000 shares authorized, 67,529,290 and 1,617 shares issued at March 31, 2010 and December 31, 2009, respectively	675	—
Additional paid-in capital	1,128,801	2,394
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(536,103)	(538,571)
Accumulated other comprehensive loss	(5,640)	(4,492)
Stockholder notes receivable	—	(29)
Total stockholders’ equity (deficit)	385,617	(742,814)

Total liabilities and stockholders’ equity	$1,204,722	$1,337,243

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$130,718	$140,446
Costs of goods sold	79,300	92,919
Gross profit	51,418	47,527

Operating expenses:
Selling and service	14,312	14,390
Research and development	3,722	2,612
General and administrative	5,159	3,897
Amortization of intangibles	12,761	12,812
Total operating expenses	35,954	33,711
Income from operations	15,464	13,816

Other (expense) income:
Interest expense	(8,492)	(17,966)
Investment income	74	1,266
Gain on extinguishment of debt	—	9,096
Write-off of deferred financing costs related to debt extinguishment	(4,180)	—
Other, net	(316)	(313)
Total other expense, net	(12,914)	(7,917)

Income before provision for income taxes	2,550	5,899
Provision for income taxes	82	105
Net income	2,468	5,794

Preferential distribution to:
Series A preferred stockholders	(2,042)	(2,792)
Class B common stockholders	(12,133)	(24,128)
Beneficial conversion - see note 1	(140,690)	—
Net loss attributable to common stockholders (formerly Class A common stockholders)	$(152,397)	$(21,126)

Net (loss) income per common share - basic and diluted:
Common stock (formerly Class A common stock)	$(4.26)	$(12,169)
Class B common stock	$1,109	$1,005

Weighted average common shares outstanding - basic and diluted:
Common stock (formerly Class A common stock)	35,748,290	1,736
Class B common stock	10,941	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Redeemable Stock and Stockholders’ Equity (Deficit)

(Dollars in Thousands, Except Share Data)

										Accumulated
								Excess	Retained	Other
	Redeemable				Common Stock (formerly		Additional	Purchase Price	Earnings	Comprehensive	Stockholder	Total	Comprehensive
	Series A Preferred Stock		Class B Common Stock		Class A Common Stock)		Paid-In	Over	(Accumulated	(Loss)	Notes	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Predecessor Basis	Deficit)	Income	Receivable	Equity	(Loss)

Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$—	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	24,222	—	24,222	$24,222
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	129	129	—
Cancellation of stock	—	—	—	—	(118)	—	—		—	—	—	––	—
Contribution of capital related to debt extinguishment	1,476	14,754	—	—		—	—	—	—	—		—	—
Proceeds from shares issued to management and directors	50	497	—	—	—		—	—	—	—	—		—
Proceeds from shares issued to stockholders	1,950	19,503				—	—	—		—	—	—	—
Net income	—	—	—	—	—		—	—	43,055	—	—	43,055	43,055
Share based compensation	—	—		—	—	—	38	—		—	—	38	—
Pension liability adjustment	—	—	—	—	—		—	—	—	(64)	—	(64)	(64)
													$67,213
Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$—	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	—	—	—	—	—		—	—	—	(1,148)	—	(1,148)	$(1,148)
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	29	29
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,587	284	877,921		—	—	—	878,205	—
Beneficial conversion related to Class B Common and Series A Preferred stockholders	—	—	—	—	—	—	(140,690)	—	—	—		(140,690)	—
Accumulated accretion related to Class B Common and Series A Preferred stockholders	—		—	—	—	—	(303,305)	—	—	—	—	(303,305)	—
Issuance of Common stock (formerly Class A Common stock) resulting from the beneficial conversion and accumulated accretion	—	—	—	—	18,002,337	180	443,815	—	—	—		443,995	—
Proceeds from public stock offering	—		—	—	20,700,500	207	247,424		—	—	—	247,631	—
Share based compensation	—	—		—	456,249	4	1,242	—		—	—	1,246	—
Net income	—	—	—		—	—	—	—	2,468	—	—	2,468	2,468
													$1,320
Balance at March 31, 2010 (unaudited)	—	$—	—	$—	67,529,290	$675	$1,128,801	$(202,116)	$(536,103)	$(5,640)	$0	$385,617

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net income	$2,468	$5,794
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,891	1,915
Amortization	12,761	12,812
Gain on extinguishment of debt	—	(9,096)
Write-off of deferred financing costs related to debt extinguishment	4,180	—
Amortization of deferred finance costs	739	856
Amortization of unrealized loss on interest rate swaps	—	7,283
Provision for losses on accounts receivable	(27)	(5)
Gain on disposal of property and equipment	—	(43)
Share-based compensation	1,246	9
Net changes in operating assets and liabilities:
Accounts receivable	1,475	13,427
Inventories	16,611	7,464
Other assets	841	1,411
Accounts payable	(5,900)	(13,226)
Accrued wages and employee benefits	(1,222)	(347)
Other accrued liabilities	(16,627)	(28,143)
Net cash provided by operating activities	18,436	111

Investing activities
Proceeds from sale of property and equipment	—	43
Expenditures for property and equipment	(1,564)	(367)
Net cash used in investing activities	(1,564)	(324)

Financing activities
Proceeds from issuance of common stock	248,309	—
Payment of long-term debt	(360,117)	(9,500)
Net cash used in financing activities	(111,808)	(9,500)

Net decrease in cash and cash equivalents	(94,936)	(9,713)
Cash and cash equivalents at beginning of period	161,307	81,229
Cash and cash equivalents at end of period	$66,371	$71,516

Supplemental disclosure of noncash financing and investing activities
Contributions of capital related to debt extinguishment	$—	$6,662

See notes to condensed consolidated financial statements

Generac Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

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

The consolidated balance sheet as of March 31, 2010, the consolidated statement of redeemable stock and stockholders’ equity (deficit) for the three months ended March 31, 2010, and the consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Expenses are charged to operations in the year incurred. However, for interim reporting purposes certain expenses are charged to operations based on a proportionate share of annual amounts rather than as they are actually incurred.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Initial Public Offering and Conversion of Class B Common Stock and Series A preferred Stock

On February 17, 2010, we completed our initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their over-allotment option outlined in the underwriters agreement, and purchased an additional 1,950,500 shares of the Company’s common stock on March 18, 2010. We received approximately $269,100,000 in gross proceeds from the IPO and over-allotment exercise, or approximately $247,631,000 in net proceeds after deducting the underwriting discount and total expenses related to the offering.  Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Upon closing of the IPO, all shares of convertible Class B Common stock and Series A Preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares related to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect the 3.294 for 1 reverse stock split immediately prior to the IPO.

Capitalization summary upon closing of initial public offering and underwriters option exercise:

Class A Common stock issued and outstanding immediately prior to the IPO after the 3.294 for 1 reverse stock split	1,617
Conversion and 3.294 for 1 reverse stock split of Class B Common stock into Common stock upon closing of IPO	26,859,906
Conversion of Series A Preferred stock into Common stock upon closing of IPO	19,511,018
Sales of Common stock through IPO	18,750,000
Issuance of vested and non-vested Common stock upon closing of IPO	456,249
Common stock issued and outstanding after IPO	65,578,790
Issuance of Common stock to underwriters due to exercise of over-allotment	1,950,500
Total Common stock issued and outstanding as of March 31, 2010	67,529,290

The Company determined that the conversion features in the Class B Common stock and Series A Preferred stock were in-the-money at the date of issuance and therefore represented a beneficial conversion feature. Since the Class B Common stock and Series A Preferred stock were convertible upon an initial public offering, conversion was contingent upon a future event and therefore the beneficial conversion feature had not been recorded in the consolidated financial statements as of December 31, 2009. The beneficial conversion feature at the IPO date was $140,690,000 and was recorded at the IPO date as a return to Class B Common and Series A Preferred stockholders analogous to a dividend, which was satisfied through the issuance of Class A Common stock. The beneficial conversion was recorded within additional paid-in-capital, as no retained earnings were available.

The Company used $221,622,000 of proceeds from the initial closing of the IPO to pay down our second lien credit facility in full and to repay a portion of our first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 million of cash and cash equivalents on hand to further pay down our first lien term loan principal. Repayments of our first and second lien credit facilities during the three months ended March 31, 2010 totaled $360,117,000.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan.  The stock options have an exercise price equal to the IPO price and vest in equal installments over five years, subject to the grantee’s continued employment or service. The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. See further discussion in note 11 — Share Plans.

As a result of the Corporate Reorganization (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Corporate reorganization”), IPO, the underwriters’ option exercise and subsequent debt pay down, as of March 31, 2010, the Company had $731,422,000 of outstanding debt under its first lien term loan, the second lien term loan was fully repaid and terminated, and 67,529,290 total shares of Common stock were outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at March 31, 2010 and December 31, 2009 were (dollars in thousands):

	March 31,	December 31,
	2010	2009
Pension liability	$(4,492)	$(4,492)
Unrealized losses on cash flow hedges	(1,148)	—
Accumulated other comprehensive loss	$(5,640)	$(4,492)

New Accounting Standards to be Adopted

In February 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This update was effective upon issuance, and has been incorporated in this report.

In August 2009, the FASB issued a clarification on fair value measurements.  This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This clarification was effective in the first reporting period following issuance (the Company’s first quarter of fiscal 2010), and did not have a material impact on the Company’s financial statements.

2. Derivative Instruments and Hedging Activities

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

Commodities

The primary objectives of the commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were no outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at March 31, 2010. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2009. In October 2009, the Company entered into commodity swaps to purchase a notional amount of $1,432,000 of copper.  The swaps were effective from October 5, 2009, and terminated on March 31, 2010. Total gain recognized in the consolidated statements of operations on commodity contracts was a gain of $137,000 for the three months ended March 31, 2009. The loss recognized during the three months ended March 31, 2010 was not material.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

On February 18, 2010, the Company entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2,500,000. The primary objective of this transaction is to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for the three months ended March 31, 2010 was not material.

There were no foreign currency hedge contracts outstanding as of December 31, 2009.

Interest Rates

In 2006, the Company entered into various interest rate swap agreements. The Company has formally documented all relationships between interest rate hedging instruments and hedged items, as well as its’ risk-management objectives and strategies for undertaking various hedge transactions. From inception through December 31, 2008, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Effective January 3, 2009, the Company, within the terms of the Credit Agreements (see note 7), changed the interest rate election from three-month LIBOR to one-month LIBOR. Because of this change, the Company concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness tests and were therefore, no longer highly effective as a hedge against the impact on interest payments of changes in the LIBOR interest rate. In 2009, the effective portion of the swaps prior to the change was amortized as interest expense over the period of the originally designated hedged transactions. During 2009, changes in the fair value of the swaps were immediately recognized in the consolidated statements of operations as interest expense.

The Company’s interest rate swap agreements outstanding as of December 31, 2009, totaling $675,000,000 notional amount of debt, terminated on January 4, 2010. The Company entered into a new interest rate swap agreement on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. We expect to maintain the swap as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,148)	$—
	(1,148)	—
Derivatives not designated as hedging instruments:
Commodity contracts	60	208
Total derivatives (liability) asset	$(1,088)	$208

As of March 31, 2010 and December 31, 2009, all derivatives that are not designated as hedging instruments are included in other assets in the consolidated balance sheet. All derivatives designated as hedging instruments are included in other long-term liabilities in the consolidated balance sheet at March 31, 2010. There were no derivatives that were designated as hedging instruments at December 31, 2009.

The fair value of the derivative contracts of a $1,088,000 liability and a $208,000 asset takes into account the Company’s credit risk as of March 31, 2010 and December 31, 2009, respectively. Excluding the impact of credit risk, the fair value of the derivatives at March 31, 2010 was a $1,127,000 liability, and represents the amount the Company would need to receive or pay to exit the agreements on that date. The impact of credit risk on the fair value of derivative contracts at December 31, 2009 was not material.

The following presents the impact of interest rate swaps and commodity contracts on the consolidated statement of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Amount of loss recognized in AOCI for the three months ended March 31,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the three months ended March 31,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the three months ended March 31,
	2010	2009	into net income (loss)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps	$(1,148)	$—	Interest expense	$—	$(7,283)	$—	$—
Derivatives not designated as hedging instruments
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$(15)	$137
Interest rate swaps	$—	$—	Interest expense	$—	$—	$—	$6,608

3. Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $694,851,000 at March 31, 2010, as calculated based on current quotations.

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurement Using
	Total March 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Net derivative contracts	$(1,088)	$—	$(1,088)

The fair value of derivative contracts above takes into account the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at March 31, 2010 was a $1,127,000 liability, and this represents the amount the Company would need to receive or pay to exit the agreements on this date.

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America are not material, representing approximately 2% of net sales.

The Company’s product offerings consist primarily of power products with a range of power output. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	2010	2009

Residential power products	$83,998	$88,476
Industrial/Commercial power products	38,318	45,082
Other	8,402	6,888
Total	$130,718	$140,446

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Raw material	$64,911	$74,136
Work-in-process	437	775
Finished goods	45,757	52,726
Reserves for excess and obsolescence	(4,016)	(3,937)
	$107,089	$123,700

Property and equipment consists of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Land and improvements	$3,913	$3,913
Buildings and improvements	48,529	48,521
Machinery and equipment	27,558	26,500
Dies and tools	10,034	9,631
Vehicles	903	857
Office equipment	5,761	5,712
Gross property and equipment	96,698	95,134
Less accumulated depreciation	(23,651)	(21,760)
Property and equipment, net	$73,047	$73,374

Other accrued liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Accrued commissions	$3,857	$4,211
Accrued interest	5,075	17,062
Accrued warranties — short term	17,074	17,029
Other accrued liabilities	9,541	14,024
	$35,547	$52,326

6. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities and other long-term liabilities in the balance sheets.

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended March 31,
	2010	2009

Balance at beginning of period	$20,729	$17,539
Payments	(3,326)	(3,773)
Charged to operations	3,371	3,438
Balance at end of period	$20,774	$17,204

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009

Other accrued liabilities	$17,074	$17,029
Other long-term liabilities	3,700	3,700
Balance at end of period	$20,774	$20,729

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

First lien term loan	$739,371	$920,604
Second lien term loan	—	430,000
	739,371	1,350,604
Less treasury debt — first lien	7,949	9,898
Less treasury debt — second lien	—	249,167
Less current portion	—	39,076
	$731,422	$1,052,463

On February 17, 2010, we completed our initial public offering. $221,622,000 of proceeds from the initial closing were used to pay down our second lien credit facility in full and to repay a portion of our first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 million of cash and cash equivalents on hand to further pay down our first lien term loan principal. Repayments of our first and second lien credit facilities during the three months ended March 31, 2010 totaled $360,117,000.

At March 31, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt divided by EBITDA, as defined in the Credit Agreement) of 6.75 as of March 31, 2010. The leverage ratio decreases quarterly, and for 2010, the Company will be required to maintain a leverage ratio of 6.75, 6.50, 6.25, and 5.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of March 31, 2010 and December 31, 2009.

The Credit Agreement restricts the circumstances in which distributions and dividends can be paid by the Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid.

During the three months ended March 31, 2009, affiliates of CCMP Capital Advisors, LLC (CCMP), majority shareholder of the Company, acquired $16,000,000 par value of second lien term loans for approximately $6,662,000. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $6,662,000. These shares had beneficial conversion features which were contingent upon a future event (see note 1). The Company recorded this transaction as Series A Preferred stock of $6,662,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $9,096,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three months ended March 31, 2009.

In previous periods, the Company entered into various interest rate swap agreements (the Swaps) with certain banks. The Swaps, which were effective January 2, 2007, October 3, 2007, and January 3, 2008, had notional amounts totaling $825,000,000, $100,000,000, and $275,000,000, respectively. The total notional amount of $1,200,000,000 declined to $1,100,000,000 at October 3, 2008, further declined to $675,000,000 at January 3, 2009, and terminated January 4, 2010. The Company swapped floating three-month LIBOR interest rates for fixed rates with an aggregate weighted-average interest rate of 5.041% as of December 31, 2009.

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

The fair value of the interest rate swap agreements, including the impact of credit risk, was a liability of $1,148,000 and $0 at March 31, 2010 and December 31, 2009, respectively.

8. Earnings Per Share

Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect the 3.294 for 1 reverse stock split immediately prior to the IPO.

The Class B Common stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with provision of ASC 260-10 Earnings per share. Losses were not allocated to the Class B Common stock in the computation of basic earnings per share as the Class B Common stock was not obligated to share in losses.

Basic earnings per share excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which subtracts earnings attributable to the Class B Common preference from total earnings. In addition, earnings attributable to the Series A Preferred preference and the Class B Common and Series A Preferred beneficial conversion are subtracted from total earnings. Any remaining loss is attributed to the Class A shares.

Diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive.

	Three months ended March 31,
	2010	2009

Net income	$2,468	$5,794
Less: accretion of Series A Preferred stock	(2,042)	(2,792)
Less: accretion of Class B Common stock	(12,133)	(24,128)
Less: beneficial conversion	(140,690)	—
Net loss attributable to Common stock (formerly Class A Common stock)	(152,397)	(21,126)
Income attributable to Class B Common stock	12,133	24,128

Net (loss) income per common share - basic and diluted:
Common stock (formerly Class A Common stock)	$(4.26)	$(12,169)
Class B Common stock	$1,109	$1,005

Weighted average number of shares outstanding — basic and diluted:
Common stock (formerly Class A Common stock)	35,748,290	1,736
Class B Common stock	10,941	24,018

The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2009, as this contingent event had not yet occurred by the end of this three month period. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return.

9. Income Taxes

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject, except for an open audit by Michigan Department of Treasury, which began in March 2010. The Company believes the results of this audit will not have a significant impact on our financial position or results of operations. The statute of limitation for tax years 2009, 2008, 2007 and 2006 is open for federal and state income taxes. Additionally, tax year 2005 remains open for examination by certain state taxing authorities.

At December 31, 2009, the Company had federal net operating loss carry forwards of approximately $161,700,000, which expire between 2026 and 2029, and various state net operating loss carry forwards, which expire between 2016 and 2029.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company had no such limitation as of March 31, 2010; no limitation was triggered by our initial public offering which was completed on February 17, 2010. Future ownership changes may result in such a limitation.

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009

Components of net periodic pension expense:
Service cost	$—	$—
Interest cost	590	585
Expected return on plan assets	(501)	(451)
Amortization of net loss	62	60
Net periodic pension expense	$151	$194

11. Share Plans

On November 10, 2006, the Company adopted the 2006 Management Equity Incentive Plan (2006 Equity Incentive Plan). The 2006 Equity Incentive Plan provided for awards with respect to a maximum of 9,350.0098 shares of Common stock (formerly Class A Common stock) and 5,000 Class B Common shares, subject to certain adjustments. On November 10, 2006, and from time to time thereafter, certain members of management purchased restricted shares of Class A Common stock under the 2006 Equity Incentive Plan for $341 per share and pursuant to restricted stock agreements. One half of the restricted shares vest over time (Time Vesting Shares), with 25% vesting on November 10, 2007 and on the next three anniversaries thereafter, so long as the participant was still employed by the Company or one of its subsidiaries on the applicable vesting date. Upon the occurrence of a change of control of the Company, any unvested Time Vesting Shares immediately vested in full, so long as the participant was still employed by the Company or one of its subsidiaries. The remaining restricted shares immediately vested (performance-based vesting) in full, provided the participant was still then employed by the Company or one of its subsidiaries, upon the occurrence of either: (i) a change of control of the Company that provides CCMP with a certain rate of return with respect to net proceeds received by CCMP from their investment in the Company; or (ii) from and after the date of an IPO, the achievement with respect to shares of the Common stock (formerly Class A Common stock) of an average closing trading price exceeding, in any 60 consecutive trading day period starting prior to the later of (a) the fifth year anniversary of the date of grant of the restricted shares, and (b) one year after the IPO, a certain threshold with respect to net proceeds received by CCMP from their investment in the Company. As a condition to the purchase of restricted shares, members of management executed confidentiality, non-competition and intellectual property agreements.

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share.  The Company has recorded $6,000 of share-based compensation expense related to the Time Vesting Shares during the three months ended March 31, 2010.  As a result of the IPO, the remaining unvested Performance-based Vesting Restricted Shares became fully vested. As a result, the Company has recorded $159,000 of share-based compensation expense related to the accelerated vesting during the three months ended March 31, 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. Total share-based compensation cost related to the equity incentive plan recognized in the condensed consolidated statement of operations for the three months ended March 31, 2010 was $1,081,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

Stock Options - The stock options have an exercise price equal to the IPO price of $13 per share, and vest in equal installments over five years, subject to the grantee’s continued employment or service. The options expire 10 years after the date of grant.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since there was no history for the Company’s stock, expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as there is no history of actual share option forfeitures at this time. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2010 are as follows:

2010

Expected stock price volatility	50%

Risk free interest rate	2.94%

Expected annual dividend per share	$—

Expected life of options (years)	6.5

The weighted-average grant-date fair value of options granted during 2010 was $6.84 per option. There were no options exercised during 2010.

A summary of option activity as of March 31, 2010 and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2009	—	$—
Granted	4,341,504	13.00
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding as of March 31, 2010	4,341,504	13.00	9.9	$4,385

Exercisable as of March 31, 2010	—	—	—	—

As of March 31, 2010, there was $24,889,000 of total unrecognized compensation cost, net of expected forfeitures, related to un-vested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 4.9 years. Total share-based compensation cost related to the stock options for the three months ended March 31, 2010 was $638,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

Restricted Stock - The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company’s shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

A summary of the status of the Company’s restricted share awards as of March 31, 2010 and changes during the three months then ended is presented in the table below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested as of December 31, 2009	—	$—
Granted	437,499	13.00
Vested	—	—
Forfeited	—	—

Non-vested as of March 31, 2010	437,499	13.00

The weighted-average grant-date fair value of restricted share awards granted during the three months ended March 31, 2010 was $13.00 per share. No restricted share awards vested during the three months ended March 31, 2010.

As of March 31, 2010, there was $4,583,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted share awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.9 years. Total share-based compensation cost related to the restricted stock for the three months ended March 31, 2010 was $199,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

During the three months ended March 31, 2010, 18,750 shares of fully vested stock were granted to certain members of the Company’s board of directors in exchange for their service on the board. Total compensation cost for these share grants was $244,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

12. Commitments and Contingencies

The Company had a previous arrangement with a finance company to provide floor plan financing for selected dealers. The Company received payment from the finance company within a few days of shipment of product to the dealer. The Company participated in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company. The Company’s financial exposure when repurchasing product is limited to the difference between the outstanding balance due and the amount received on the resale of the repossessed product. Under the previous arrangement, in the event of default, the Company is liable for up to 50% of the financed balance. Effective February 27, 2009, the previous arrangement between the Company and the finance company was terminated. The amount financed by dealers which remained outstanding under this previous arrangement at March 31, 2010 and December 31, 2009 was approximately $257,000 and $427,000, respectively. Minimal losses have been incurred under this agreement, and a minimal reserve for future losses has been recorded.

Effective May 29, 2009, the Company entered into a new arrangement with a different finance company. This arrangement is similar to the previous arrangement, however, the Company does not indemnify the finance company for any credit losses it incurs. The amount financed by dealers which remained outstanding under this new arrangement at March 31, 2010 and December 31, 2009 was approximately $7,251,000 and $6,966,000, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Subsequent Events

The Company evaluated its financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which require recognition or disclosure in the financial statements.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this report include estimates regarding:

•                  our business, financial and operating results and future economic performance;

•                  proposed new product and service offerings; and

•                  management’s goals, expectations and objectives and other similar expressions concerning matters that are not historical facts.

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

•                  our ability to adjust to operating as a public company;

•                  loss of our key management and employees;

•                  increase in liability claims; and

•                  changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in Generac’s filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Any forward-looking statement made by us in this report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in the last two years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential products are approximately 2% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau’s 2007 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

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

New product start-up costs.    When we launch new products, we generally experience an increase in start-up costs, including engineering expenses, air freight expenses, testing expenses and marketing expenses, resulting in lower gross margins during the initial launch of a new product. Margins on new product introductions generally increase over the life of the product as these start-up costs decline and we focus our engineering efforts on product cost reduction.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest and amortization expense.    We anticipate that interest expense will decrease in future periods because, during the three months ended March 31, 2010, we used the net proceeds from our initial public offering and available cash on hand, to repay a substantial portion of outstanding indebtedness. The expiration of certain interest rate swap agreements in January 2010 will also decrease interest expense in future periods.

Factors influencing provision for income taxes.    Because we made a Section 338(h)(10) election in connection with the 2006 CCMP transactions described below, we have $1.4 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2009 that we expect to generate cash tax savings of $557 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry forwards of $161.8 million as of December 31, 2009, which we expect to generate an additional $57 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry forwards to offset future federal income tax liabilities.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 25% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 25% to 30% in the fourth quarter, with different seasonality depending on the timing of major outage activity in each year. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Transactions with CCMP

In November 2006, affiliates of CCMP Capital Advisors, LLC, or CCMP, together with affiliates of Unitas Capital Ltd., (Unitas), and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1,380 million, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3 million for general corporate purposes. For additional information concerning these and other historical transactions with CCMP, see “Item 1—Business—History—CCMP transactions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the three months ended March 31, 2009, affiliates of CCMP acquired $16,000,000 par value of Second Lien term loans for approximately $6,662,000. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $6,662,000. These shares had beneficial conversion features which are contingent upon a future event (see note 1 to the Condensed Consolidated Financial Statements). The Company recorded this transaction as Series A Preferred stock of $6,662,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $9,096,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three months ended March 31, 2009.

Corporate reorganization

Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Our Series A Preferred Stock was entitled to a priority return preference equal to a 14% annual return on the amount originally paid for such shares and equity participation equal to 24.3% of the remaining equity value of the Company. Our Class B Common Stock was entitled to a priority return preference equal to a 10% annual return on the amount originally paid for such shares. In connection with the initial public offering, we undertook a corporate reorganization which gave effect to the conversion of our Series A Preferred Stock and Class B Common Stock into the same class of our common stock that was sold in our initial public offering while taking into account the rights and preference of those shares, including the priority returns of our Series A Preferred Stock and our Class B Common Stock and the equity participation rights of the Series A Preferred Stock. A reverse stock split was needed to reduce the number of shares to be issued to holders of our Class A and Class B Common Stock to the number that correctly reflected the proportionate interest of such stockholders in the Company, taking into account the number of shares of common stock to be issued upon the conversion of our Series A Preferred Stock and the number and value of shares of common stock to be issued and sold to new investors in the initial public offering. We refer to these transactions as the “Corporate Reorganization.” For additional information about the Corporate Reorganization, see “Item 7—Managements’s

Discussion and Analysis of Financial Condition and Results of Operations” in our 10K filed for the fiscal year ended December 31, 2009.

Initial public offering

On February 17, 2010, we completed our initial public offering of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us on March 18, 2010. We received a total of approximately $247.6 million in net proceeds from the initial public offering and underwriters’ option exercise, after deducting the underwriting discounts and expenses.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO.  A registration statement on Form S-8 was filed registering the 6,637,835 shares of common stock issuable under the equity incentive plan.  At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan.  The stock options have an exercise price equal to the IPO price and vest in equal installments over five years, subject to the grantee’s continued employment or service. The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment.

Following the Corporate Reorganization, the IPO and underwriters’ option exercise, we had 67,529,290 shares of common stock outstanding.

Subsequent repayment of debt

In February 2010, we used $221.6 million in net proceeds from the initial closing of the IPO to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, we used $138.5 million of cash and cash equivalents on hand to further pay down our first lien term loan. As a result of these pay downs, at March 19, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated. This reduction in debt will have a significant impact on cash flows as a result of lower debt service costs in future periods, based on current LIBOR rates.

Results of operations

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2010	2009

Net sales	$130,718	$140,446

Costs of goods sold	79,300	92,919

Gross profit	51,418	47,527

Operating expenses:

Selling and service	14,312	14,390

Research and development	3,722	2,612

General and administrative	5,159	3,897

Amortization of intangibles	12,761	12,812

Total operating expenses	35,954	33,711

Income from operations	15,464	13,816

Total other expense, net	(12,914)	(7,917)

Income before provision for income taxes	2,550	5,899

Provision for income taxes	82	105

Net income	$2,468	$5,794

Residential power products	$83,998	$88,476

Industrial & Commercial power products	38,318	45,082

Other	8,402	6,888

Net sales	$130,718	$140,446

Net sales.    Net sales decreased $9.7 million, or 6.9%, to $130.7 million for the three months ended March 31, 2010 from $140.4 million for the three months ended March 31, 2009. This decrease was driven by a $4.5 million, or 5.1%, decrease in sales of residential products due to a weaker winter ice storm season during the first quarter of 2010 compared to 2009 which impacted portable generator volume during the current quarter.  In addition, industrial and commercial product sales declined $6.8 million, or 15.0%, due to continued declines in sales to industrial and commercial national account customers.  Additionally, as a late cycle business, further weakness in U.S. non-residential construction activity has also had a negative impact on the market demand for commercial and industrial standby generators.

Costs of goods sold.    Costs of goods sold decreased $13.6 million, or 14.7%, to $79.3 million for the three months ended March 31, 2010 from $92.9 million for the three months ended March 31, 2009. Materials cost decreased $11.3 million year-over-year due to a decrease in sales volume, lower commodity costs, primarily steel, copper and aluminum, as well as engineering and sourcing cost reductions implemented during 2009. Freight cost and labor and overhead costs also decreased $0.7 million and $1.6 million, respectively, year over year.

Gross profit.    Gross profit increased $3.9 million, or 8.2%, to $51.4 million for the three months ended March 31, 2010 from $47.5 million for the three months ended March 31, 2009, primarily due to the factors affecting cost of goods sold described above. As a percentage of net sales, gross profit increased to 39.3% for the three months ended March 31, 2010 from 33.8% for the three months ended March 31, 2009. Gross profit margin increased as our first quarter 2010 gross margin benefited from lower commodity costs versus the prior year quarter.  In addition, gross profit margins improved year-over-year due to price increases implemented during first quarter 2009 and cost reductions implemented throughout 2009 .

Operating expenses.    Operating expenses increased $2.2 million, or 6.7%, to $36.0 million for the three months ended March 31, 2010 from $33.7 million for the three months ended March 31, 2009. Selling and service expenses remained relatively flat due to lower variable expenses related to our decrease in net sales, such as warranty and commission, offset by higher advertising investment. Research and development expenses increased year over year $1.1 million from increased product development and engineering resource investment. General and administrative expenses increased $1.3 million mainly due to $1.2 million of stock based compensation expense recorded during the three months ended March 31, 2010 to account for the stock option, restricted stock and other stock awards issued in connection with our IPO.  In addition, general and administrative expenses increased due to additional public company administrative costs incurred during the current year period.

Other expense.    Other expense increased $5.0 million, or 63.1%, to $12.9 million for the three months ended March 31, 2010 from $7.9 million for the three months ended March 31, 2009. This increase was caused by a number of factors.  As a result of the previously discussed CCMP debt buy-backs during the three months ended March 31, 2009, we realized a $9.1 million gain on the extinguishment of debt during the first quarter of 2009, which did not recur in 2010.  In addition, the subsequent repayment of debt following our IPO in the first quarter of 2010 resulted in an acceleration of deferred financing cost amortization of $4.2 million that did not occur in 2009.  Lastly, a reduction in interest expense of $9.5 million was the result of (i) debt buy-backs in 2009, (ii) the subsequent repayment of debt post IPO in 2010, (iii) lower LIBOR rates year-over-year, and (iv) the expiration of interest rate swap contracts in January 2010.

Provision for income taxes.    Income tax expense was $0.1 million for the three months ended March 31, 2010 and 2009. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.    As a result of the factors identified above, we generated net income of $2.5 million for the three months ended March 31, 2010 compared to $5.8 million for the three months ended March 31, 2009.

Adjusted EBITDA.   Non-GAAP adjusted EBITDA improved to $31.8 million for the three months ended March 31, 2010 from $28.9 million for the three months ended March 31, 2009.  The previously mentioned improvements in gross profit are the primary drivers of this increase.  See “Non-GAAP measures” for a discussion of how we calculate this non-GAAP measure and limitations on its’ usefulness.

Liquidity and financial condition

Our primary cash requirements include the payment of our raw material and components suppliers, salaries and benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and borrowings under our revolving credit facility, if any.

In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan (at LIBOR + 2.5%), a seven-and-a-half year $430.0 million second lien term loan (at LIBOR + 6%), and a six-year $150.0 million revolving credit facility (at LIBOR + 2.5%). On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, previous payments of principal and prior repurchases of debt by our affiliates, at March 31, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated.

At March 31, 2010, we had cash and cash equivalents of $66.4 million and $146 million of availability under our revolving credit facility, net of outstanding letters of credit.

Long-term liquidity

We believe that our cash flows from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements, our favorable tax attributes, and reduced debt service costs, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, even with our reduced leverage, we will continue to use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures, or acquisitions.

Cash flow

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

The following table summarizes our cash flows by category for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Net cash provided by operating activities	$18,436	$111	$18,325	16509%

Net cash used in investing activities	$(1,564)	$(324)	$(1,240)	383%

Net cash used in financing activities	$(111,808)	$(9,500)	$(102,308)	1077%

Net cash provided by operating activities was $18.4 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009. Improvements in operating income, reductions in cash interest and reductions in inventory levels attributed to this increase in cash flows from operating activities.

Net cash used in investing activities for the three months ended March 31, 2010 was $1.6 million, all related to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2009 was $0.3 million and included $0.4 million used for the purchase of property and equipment.

Net cash used in financing activities was $111.8 million for the three months ended March 31, 2010, due to the net impact of our IPO and subsequent repayment of debt.  As previously discussed, during the three months ended March 31, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans. Net cash used in financing activities was $9.5 million for the three months ended March 31, 2009, representing principal payments on our credit facilities.

Contractual Obligations

There have been no material changes to our contractual obligations, except for the reduction in long-term debt and related interest obligations as a result of the debt repayments made in the three months ended March 31, 2010 discussed above.

Off-balance sheet arrangements

There have been no material changes since the March 30, 2010 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical accounting policies

There have been no material changes in the Company’s critical accounting policies since the March 30, 2010 filing of our Annual Report on Form 10-K, except for the adoption of share-based compensation accounting in accordance with Accounting Standards Codification (ASC) section 718. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and market volatility of our stock. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be impacted.

As discussed in the annual report, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. The Company believes that its most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share-based compensation.

Non-GAAP measures

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in this table.

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

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of our company. Management believes that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

•  Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired;

•  Investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of our company, including our ability to service our debt and other cash needs; and

•  by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

The adjustments included in the reconciliation table listed below are provided for under our senior secured credit facilities (except where noted in footnote (j) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

•  we do not consider indicative of our ongoing operating performance, such as non-cash impairment and other charges, transaction costs relating to the CCMP Transactions and to repurchases of our debt by affiliates of CCMP, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

•  we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees;

•  are non-cash in nature, such as share-based compensation; or

•  were eliminated following the consummation of our initial public offering, such as sponsor fees.

We explain in more detail in footnotes (a) through (j) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

•  several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash impairment charges, while not involving cash expense, do have a negative impact on the value of our assets as reflected in our consolidated balance sheet prepared in accordance with U.S. GAAP;

•  the adjustments for business optimization expenses, which we believe are appropriate for the reasons set out in note (f) below, represent costs associated with severance and other items which are reflected in operating expenses and income (loss) from continuing operations in our condensed consolidated statements of operations prepared in accordance with U.S. GAAP; and

•  other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees and sponsor fees), involve mathematical application of items reflected in our financial statements, others (such as business optimization adjustments) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board’s review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our senior secured credit facilities, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

Our senior secured credit facility requires Generac Power Systems, Inc. to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varies over time. As of March 31, 2010, Generac Power Systems, Inc.’s ratio was 4.40 to 1.00, which was below the covenant requirement of 6.75 to 1.00. Generac Holdings Inc. net debt to adjusted EBITDA as of March 31, 2010 was 4.1x.  Our credit agreement does not permit us to net cash and cash equivalents held by the Generac Holdings Inc. entity against our debt balance for covenant purposes. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our lenders. An event of default under our senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay the amounts due.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Net income	$2,468	$5,794
Interest Expense	8,492	17,966
Depreciation and amortization	14,652	14,727
Income taxes provision	82	105
Non-cash impairment and other charges (a)	149	(1,197)
Non-cash share-based compensation expense (b)	1,246	—
Write-off of deferred financing costs related to debt extinguishment (c)	4,180	—
Transaction costs and credit facility fees (d)	362	399
Non-cash gains (e)	—	(9,096)
Business optimization expenses (f)	108	—
Sponsor fees (g)	56	125
Letter of credit fees (h)	2	25
Other state franchise taxes (i)	61	27
Holding company interest income (j)	(26)	—

Adjusted EBITDA	$31,832	$28,875

(a)   Represents the following non-cash charges:

• for the three months ended March 31, 2010, settled mark-to-market gains on copper forward contracts;

• for the three months ended March 31, 2009, unsettled mark-to-market gains on copper forward contracts and a gain on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The gain on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

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

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period, issued in connection our initial public offering;

(c)   Represents the write-off of a portion of deferred financing costs related to the repayment of debt after our initial public offering;

(d)   Represents the following transaction costs and fees relating to our senior secured credit facilities:

• administrative agent fees and revolving credit facility commitment fees under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

• transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, which CCMP’s affiliates contributed to our company in exchange for the issuances of securities, which repurchases we do not expect to recur;

(e)   Represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (d) above, which we do not expect to recur.

(f)   Represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the three months ended March 31, 2010 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

(g)   Represents management, consulting, monitoring, transaction and advisory fees and related expenses paid or accrued to affiliates of CCMP and affiliates of Unitas (related parties) under an advisory services and monitoring agreement. This agreement automatically terminated upon consummation of our initial public offering, and, accordingly, we believe that these expenses do not reflect the expenses of our ongoing operations.

(h)   Represents fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

(i)   Represents franchise and business activity taxes paid at the state level. We believe that the inclusion of these taxes in calculating Adjusted EBITDA is similar to the inclusion of income taxes, as set forth in the table above.

(j)   Represents interest earned on cash held at Generac Holdings Inc. We exclude these amounts because we do not include them in the calculation of “Covenant EBITDA” under and as defined in our senior secured credit facilities.

New Accounting Standards

There have been no material changes since the March 30, 2010 filing of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading New Accounting Standards to be Adopted and is incorporated herein by reference.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.                    Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2010, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.                 Risk Factors

There have been no material changes since the March 30, 2010 filing of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.                    Exhibits

Exhibits Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAC HOLDINGS INC.

By:	/s/ YORK A. RAGEN
YORK A. RAGEN
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 14, 2010