Form 10-Q
period 2010-06-30
GENERAC HOLDINGS INC.
filed 2010-08-13
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, there were 67,522,102 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

INDEX

		Page

	PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2

	Condensed Consolidated Statements of Redeemable Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2010 and the Year Ended December 31, 2009	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

	PART II. Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

Item 1.                                                       Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,109	$161,307
Accounts and notes receivable, less allowance for doubtful accounts	68,410	54,130
Inventories	111,436	123,700
Prepaid expenses and other assets	3,412	5,880
Total current assets	276,367	345,017

Property and equipment, net	72,580	73,374

Customer lists, net	115,700	134,674
Patents, net	88,875	92,753
Other intangible assets, net	7,121	7,791
Deferred financing costs, net	7,589	13,070
Trade names	142,247	144,407
Goodwill	525,875	525,875
Other assets	73	282
Total assets	$1,236,427	$1,337,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,985	$33,639
Accrued wages and employee benefits	6,041	6,930
Other accrued liabilities	36,948	52,326
Current portion of long-term debt	—	39,076
Total current liabilities	85,974	131,971

Long-term debt	731,422	1,052,463
Other long-term liabilities	20,829	17,418
Total liabilities	838,225	1,201,852

Class B convertible voting common stock, par value $0.01, 110,000 shares authorized, 0 and 24,018 shares issued at June 30, 2010 and December 31, 2009, respectively	—	765,096
Series A convertible non-voting preferred stock, par value $0.01, 30,000 shares authorized, 0 and 11,311 shares issued at June 30, 2010 and December 31, 2009, respectively	—	113,109

Stockholders’ equity (deficit):
Common stock (formerly Class A common stock), par value $0.01, 500,000,000 shares authorized, 67,522,102 and 1,617 shares issued at June 30, 2010 and December 31, 2009, respectively	675	—
Additional paid-in capital	1,130,514	2,394
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(523,269)	(538,571)
Accumulated other comprehensive loss	(7,602)	(4,492)
Stockholder notes receivable	—	(29)
Total stockholders’ equity (deficit)	398,202	(742,814)

Total liabilities and stockholders’ equity	$1,236,427	$1,337,243

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$140,455	$149,577	$271,173	$290,023
Costs of goods sold	85,710	89,389	165,010	182,308
Gross profit	54,745	60,188	106,163	107,715

Operating expenses:
Selling and service	13,809	15,853	28,121	30,243
Research and development	3,482	2,625	7,204	5,237
General and administrative	5,679	3,970	10,838	7,867
Amortization of intangibles	12,921	12,954	25,682	25,766
Total operating expenses	35,891	35,402	71,845	69,113
Income from operations	18,854	24,786	34,318	38,602

Other (expense) income:
Interest expense	(5,720)	(18,482)	(14,212)	(36,448)
Investment income	36	694	110	1,960
Gain on extinguishment of debt	—	4,414	—	13,510
Write-off of deferred financing costs related to debt extinguishment	—	—	(4,180)	—
Other, net	(259)	(308)	(575)	(621)
Total other expense, net	(5,943)	(13,682)	(18,857)	(21,599)

Income before provision for income taxes	12,911	11,104	15,461	17,003
Provision for income taxes	77	107	159	212
Net income	12,834	10,997	15,302	16,791

Preferential distribution to:
Series A preferred stockholders	—	(3,320)	(2,042)	(6,112)
Class B common stockholders	—	(24,731)	(12,133)	(48,859)
Beneficial conversion - see note 1	—	—	(140,690)	—
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$12,834	$(17,054)	$(139,563)	$(38,180)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$0.19	$(9,824)	$(2.71)	$(21,993)
Class B common stock	n/a	$1,030	$2,230	$2,034

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$0.19	$(9,824)	$(2.71)	$(21,993)
Class B common stock	n/a	$1,030	$2,230	$2,034

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,093,250	1,736	51,507,358	1,736
Class B common stock	n/a	24,018	5,440	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,200,565	1,736	51,507,358	1,736
Class B common stock	n/a	24,018	5,440	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Redeemable Stock and Stockholders’ Equity (Deficit)

(Dollars in Thousands, Except Share Data)

										Accumulated
								Excess	Retained	Other
	Redeemable				Common Stock (formerly		Additional	Purchase Price	Earnings	Comprehensive	Stockholder	Total	Comprehensive
	Series A Preferred Stock		Class B Common Stock		Class A Common Stock)		Paid-In	Over	(Accumulated	(Loss)	Notes	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Predecessor Basis	Deficit)	Income	Receivable	Equity	(Loss)

Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$—	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	24,222	—	24,222	$24,222
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	129	129	—
Cancellation of stock	—	—	—	—	(118)	—	—	—	—	—	—	—	—
Contribution of capital related to debt extinguishment	1,476	14,754	—	—	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to management and directors	50	497	—	—	—	—	—	—	—	—	—	—	—
Proceeds from shares issued to stockholders	1,950	19,503				—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	43,055	—	—	43,055	43,055
Share based compensation	—	—	—	—	—	—	38	—	—	—	—	38	—
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(64)	—	(64)	(64)
													$67,213
Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$—	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	—	(3,110)	—	(3,110)	$(3,110)
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	—	—	—	29	29	—
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,587	284	877,921	—	—	—	—	878,205	—
Beneficial conversion related to Class B Common and Series A Preferred stockholders	—	—	—	—	—	—	(140,690)	—	—	—	—	(140,690)	—
Accumulated accretion related to Class B Common and Series A Preferred stockholders	—	—	—	—	—	—	(303,305)	—	—	—	—	(303,305)	—
Issuance of Common stock (formerly Class A Common stock) resulting from the beneficial conversion and accumulated accretion	—	—	—	—	18,002,337	180	443,815	—	—	—	—	443,995	—
Proceeds from public stock offering	—	—	—	—	20,700,500	207	247,424	—	—	—	—	247,631	—
Share based compensation	—	—	—	—	449,061	4	2,955	—	—	—	—	2,959	—
Net income	—	—	—	—	—	—	—	—	15,302	—	—	15,302	15,302
													$12,192
Balance at June 30, 2010 (unaudited)	—	$—	—	$—	67,522,102	$675	$1,130,514	$(202,116)	$(523,269)	$(7,602)	$—	$398,202

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$15,302	$16,791
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	3,829	3,855
Amortization	25,682	25,766
Gain on extinguishment of debt	—	(13,510)
Write-off of deferred financing costs related to debt extinguishment	4,180	—
Amortization of deferred finance costs	1,301	1,710
Amortization of unrealized loss on interest rate swaps	—	12,930
Provision for losses on accounts receivable	(69)	31
Loss on disposal of property and equipment	—	59
Share-based compensation expense	2,959	19
Net changes in operating assets and liabilities:
Accounts receivable	(14,211)	2,450
Inventories	12,264	5,012
Other assets	1,999	1,155
Accounts payable	9,346	(8,124)
Accrued wages and employee benefits	(860)	526
Other accrued liabilities	(15,077)	(27,849)
Net cash provided by operating activities	46,645	20,821

Investing activities
Proceeds from sale of property and equipment	—	56
Expenditures for property and equipment	(3,035)	(1,885)
Collections on receivable notes	—	105
Net cash used in investing activities	(3,035)	(1,724)

Financing activities
Proceeds from issuance of common stock	248,309	—
Payment of long-term debt	(360,117)	(9,500)
Net cash used in financing activities	(111,808)	(9,500)

Net (decrease) increase in cash and cash equivalents	(68,198)	9,597
Cash and cash equivalents at beginning of period	161,307	81,229
Cash and cash equivalents at end of period	$93,109	$90,826

Supplemental disclosure of noncash financing activities
Contributions of capital related to debt extinguishment	$—	$13,989

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

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statement of redeemable stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, and the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Initial Public Offering and Conversion of Class B Common Stock and Series A preferred Stock

On February 17, 2010, the Company completed its initial public offering (IPO) of 18,750,000 shares of its common stock at a price of $13.00 per share. In addition, the underwriters exercised their over-allotment option outlined in the underwriters agreement, and purchased an additional 1,950,500 shares of the Company’s common stock on March 18, 2010. The Company received approximately $269,100,000 in gross proceeds from the IPO and over-allotment exercise, or approximately $247,631,000 in net proceeds after deducting the underwriting discount and total expenses related to the offering.

The Company’s capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Upon closing of the IPO, all shares of convertible Class B Common stock and Series A Preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares related to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect only the 3.294 for 1 reverse stock split immediately prior to the IPO.

Capitalization summary upon closing of initial public offering and underwriters option exercise:

Class A Common stock issued and outstanding immediately prior to the IPO after the 3.294 for 1 reverse stock split	1,617
Conversion and 3.294 for 1 reverse stock split of Class B Common stock into Common stock upon closing of IPO	26,859,906
Conversion of Series A Preferred stock into Common stock upon closing of IPO	19,511,018
Sales of Common stock through IPO	18,750,000
Issuance of vested and non-vested Common stock upon closing of IPO	456,249
Common stock issued and outstanding after IPO	65,578,790
Issuance of Common stock to underwriters due to exercise of over-allotment	1,950,500
Total Common stock issued and outstanding as of March 18, 2010 - Completion of IPO	67,529,290

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

The Company used $221,622,000 of proceeds from the initial closing of the IPO to pay down its second lien credit facility in full and to repay a portion of its first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 million of cash and cash equivalents on hand to further pay down its first lien term loan principal. Repayments of the first and second lien credit facilities during the six months ended June 30, 2010 totaled $360,117,000.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at June 30, 2010 and December 31, 2009 were (dollars in thousands):

	June 30,	December 31,
	2010	2009
Pension liability	$(4,492)	$(4,492)
Unrealized losses on cash flow hedges	(3,110)	—
Accumulated other comprehensive loss	$(7,602)	$(4,492)

New Accounting Standards to be Adopted

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were two outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at June 30, 2010. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2009. In October 2009, the Company entered into a commodity forward contract to purchase a notional amount of $1,432,000 of copper.  The contract was effective from October 5, 2009, and terminated on March 31, 2010.  In May 2010, the Company entered into commodity forward contracts to purchase a notional amount of $5,082,000 of copper.  The contracts were effective from May 1, 2010 and June 1, 2010, and terminate on December 31, 2010. Total gain recognized in the consolidated statements of operations on commodity contracts was a gain of $0 and $137,000 for the three and six months ended June 30, 2009, respectively. Total losses recognized in the consolidated statements of operations on commodity contracts were a loss of $181,000 and $196,000 for the three and six months ended June 30, 2010, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

On February 18, 2010, the Company entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2,500,000. The primary objective of this transaction is to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for both the three and six months ended June 30, 2010 was a loss of $209,000.  There were no foreign currency hedge contracts outstanding as of December 31, 2009.

Interest Rates

In 2006, the Company entered into various interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and hedged items, as well as its’ risk-management objectives and strategies for undertaking various hedge transactions. From inception through December 31, 2008, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

The Company’s interest rate swap agreements outstanding as of December 31, 2009, totaling $675,000,000 notional amount of debt, terminated on January 4, 2010. Subsequently, the Company entered into two new interest rate swap agreements during the first half of 2010.  The first was entered into on January 21, 2010. The effective date of this swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,110)	$—
	(3,110)	—
Derivatives not designated as hedging instruments:
Commodity and foreign currency contracts	(354)	208
Total derivatives (liability) asset	$(3,464)	$208

As of June 30, 2010 all derivatives that are not designated as hedging instruments are included in other accrued liabilities in the consolidated balance sheet. As of December 31, 2009, all derivatives that are not designated as hedging instruments are included in other assets in the consolidated balance sheet. All derivatives designated as hedging instruments are included in other long-term liabilities in the consolidated balance sheet at June 30, 2010. There were no derivatives that were designated as hedging instruments at December 31, 2009.

The fair value of the derivative contracts of a $3,464,000 liability and a $208,000 asset takes into account the Company’s credit risk as of June 30, 2010 and December 31, 2009, respectively. Excluding the impact of credit risk, the fair value of the derivatives at June 30, 2010 was a $3,550,000 liability, and represents the amount the Company would need to pay to exit the agreements on that date. The impact of credit risk on the fair value of derivative contracts at December 31, 2009 was not material.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the consolidated statement of operations for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Amount of loss recognized in AOCI for the six months ended June 30,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the six months ended June 30,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the six months ended June 30,
	2010	2009	into net income (loss)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps	$(3,110)	$—	Interest expense	$—	$(12,929)	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$—	$—	$(405)	$137
Interest rate swaps	$—	$—	Interest expense	$—	$—	$—	$10,970

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $676,566,000 at June 30, 2010, as calculated based on current quotations.

Assets and (liabilities) measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurement Using
	Total June 30, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Net derivative contracts	$(3,464)	$—	$(3,464)

The fair value of derivative contracts above takes into account the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at June 30, 2010 was a $3,550,000 liability, and this represents the amount the Company would need to pay to exit the agreements on this date.

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America represent approximately 2% of net sales.

The Company’s product offerings consist primarily of power products with a range of power output. Residential products and industrial/commercial products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Residential products	$87,867	$90,874	$171,866	$179,350
Industrial/Commercial products	43,308	51,392	81,626	96,473
Other	9,280	7,311	17,681	14,200
Total	$140,455	$149,577	$271,173	$290,023

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Raw material	$74,376	$74,136
Work-in-process	599	775
Finished goods	40,633	52,726
Reserves for excess and obsolescence	(4,172)	(3,937)
	$111,436	$123,700

Property and equipment consists of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Land and improvements	$3,913	$3,913
Buildings and improvements	48,579	48,521
Machinery and equipment	28,115	26,500
Dies and tools	10,501	9,631
Vehicles	944	857
Office equipment	6,117	5,712
Gross property and equipment	98,169	95,134
Less accumulated depreciation	(25,589)	(21,760)
Property and equipment, net	$72,580	$73,374

Other accrued liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Accrued commissions	$4,668	$4,211
Accrued interest	5,063	17,062
Accrued warranties — short term	17,478	17,029
Other accrued liabilities	9,739	14,024
	$36,948	$52,326

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

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$20,774	$17,204	$20,729	$17,539
Payments	(3,007)	(3,081)	(6,333)	(6,854)
Charged to operations	3,411	4,641	6,782	8,079
Balance at end of period	$21,178	$18,764	$21,178	$18,764

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009

Other accrued liabilities	$17,478	$17,029
Other long-term liabilities	3,700	3,700
Balance at end of period	$21,178	$20,729

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

First lien term loan	$739,371	$920,604
Second lien term loan	—	430,000
	739,371	1,350,604
Less treasury debt — first lien	7,949	9,898
Less treasury debt — second lien	—	249,167
Less current portion	—	39,076
	$731,422	$1,052,463

On February 17, 2010, the Company completed its initial public offering. $221,622,000 of proceeds from the initial closing were used to pay down the second lien credit facility in full and to repay a portion of the first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 of cash and cash equivalents on hand to further pay down the first lien term loan principal. Repayments of the first and second lien credit facilities during the three and six months ended June 30, 2010 totaled $0 and $360,117,000, respectively.

At June 30, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt divided by EBITDA, as defined in the Credit Agreement) of 6.50 as of June 30, 2010. The leverage ratio decreases quarterly, and for 2010, the Company will be required to maintain a leverage ratio of 6.75, 6.50, 6.25, and 5.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of June 30, 2010 and December 31, 2009.

The Credit Agreement restricts the circumstances in which distributions and dividends can be paid by its Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid.

During the three and six months ended June 30, 2009, affiliates of CCMP Capital Advisors, LLC (CCMP), majority shareholder of the Company, acquired $11,898,000 and $27,898,000 par value of first and second lien term loans for approximately $7,327,000 and $13,989,000, respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $7,327,000 and $13,989,000 for the three and six months ending June 30, 2009, respectively. These shares had beneficial conversion features which were contingent upon a future event (see note 1). The Company recorded this transaction as Series A Preferred stock of $7,327,000 and $13,989,000 for the three and six months ended June 30, 2009, respectively, based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $4,414,000 and $13,510,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three and six months ended June 30, 2009, respectively.

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

The Company entered into two new interest rate swap agreements during the six month period ending June 30, 2010.  The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The fair value of the interest rate swap agreements, including the impact of credit risk, was a liability of $3,110,000 and $0 at June 30, 2010 and December 31, 2009, respectively.

8. Earnings Per Share

The Company’s capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect only the 3.294 for 1 reverse stock split immediately prior to the IPO.

The Class B Common stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with provision of ASC 260-10 Earnings per share. Losses were not allocated to the Class B Common stock in the computation of basic earnings per share as the Class B Common stock was not obligated to share in losses.

Basic earnings per share excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which subtracts earnings attributable to the Class B preference from total earnings. In addition, earnings attributable to the Series A Preferred preference and the Class B and Series A Preferred beneficial conversion are subtracted from total earnings. Any remaining loss is attributed to the Class A Common shares.

For the six month period ended June 30, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$12,834	$10,997	$15,302	$16,791
Less: accretion of Series A Preferred stock	—	(3,320)	(2,042)	(6,112)
Less: accretion of Class B Common stock	—	(24,731)	(12,133)	(48,859)
Less: beneficial conversion	—	—	(140,690)	—
Net income (loss) attributable to Common stock (formerly Class A Common stock)	12,834	(17,054)	(139,563)	(38,180)
Income attributable to Class B Common stock	—	24,731	12,133	48,859

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$0.19	$(9,824)	$(2.71)	$(21,993)
Class B Common stock	n/a	$1,030	$2,230	$2,034

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$0.19	$(9,824)	$(2.71)	$(21,993)
Class B Common stock	n/a	$1,030	$2,230	$2,034

Weighted average number of shares outstanding — Common Stock (formerly Class A Common stock):
Basic	67,093,250	1,736	51,507,358	1,736
Dilutive effect of stock compensation awards	107,315	—	—	—
Diluted	67,200,565	1,736	51,507,358	1,736

Weighted average number of shares outstanding — Class B Common stock — basic and diluted:	n/a	24,018	5,440	24,018

The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2009, as this contingent event had not yet occurred as of June 30, 2009. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return.

9. Income Taxes

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject, except for an open audit by Michigan Department of Treasury, which began in March 2010. The Company believes the results of this audit will not have a significant impact on its financial position or results of operations. The statute of limitation for tax years 2009, 2008, 2007 and 2006 is open for federal and state income taxes. Additionally, tax year 2005 remains open for examination by certain state taxing authorities.

At December 31, 2009, the Company had federal net operating loss carry forwards of approximately $161,800,000, which expire between 2026 and 2029, and various state net operating loss carry forwards, which expire between 2016 and 2029.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company had no such limitation as of June 30, 2010; no limitation was triggered by our initial public offering which was completed on February 17, 2010. Future ownership changes may result in such a limitation.

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	590	584	1,180	1,169
Expected return on plan assets	(501)	(451)	(1,002)	(902)
Amortization of net loss	62	60	122	120
Net periodic pension expense	$151	$193	$300	$387

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

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $0 and $159,000 of stock-based compensation expense related to the accelerated vesting during the three and six months ended June 30, 2010. The stock-based compensation expense related to the time-based vesting prior to the IPO was $0 and $6,000 for the three and six months ended June 30, 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. Total share-based compensation cost related to the equity incentive plan recognized in the consolidated statement of operations for the three and six months ended June 30, 2010 was

$1,713,000 and $2,794,000, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

Stock Options - The stock options have an exercise price equal to the IPO price of $13.00 per share, and vest in equal installments over five years, subject to the grantee’s continued employment or service. The options expire 10 years after the date of grant.

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

2010

Expected stock price volatility	50%

Risk free interest rate	2.94%

Expected annual dividend per share	$—

Expected life of options (years)	6.5

The weighted-average grant-date fair value of options granted during 2010 was $6.84 per option. There have been no options exercised during 2010.

A summary of option activity as of June 30, 2010 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2009	—	$—

Granted	4,341,504	13.00

Exercised	—	—

Expired	—	—

Forfeited	(130,245)	(13.00)

Outstanding as of June 30, 2010	4,211,259	13.00	9.6	$4,253

Exercisable as of June 30, 2010	—	—	—	—

As of June 30, 2010, there was $23,613,000 of total unrecognized compensation cost, net of expected forfeitures, related to un-vested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 4.6 years. Total share-based compensation cost related to the stock options for the three and six month periods ended June 30,

2010 was $1,277,000 and $1,915,000, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

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

A summary of the status of the Company’s restricted share awards as of June 30, 2010 and changes during the six months then ended is presented in the table below:

Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2009	—	$—
Granted	437,499	13.00
Vested	—	—
Forfeited	(9,844)	(13.00)
Non-vested as of June 30, 2010	427,655	13.00

The weighted-average grant-date fair value of restricted share awards granted during the six months ended June 30, 2010 was $13.00 per share. No restricted share awards vested during the six months ended June 30, 2010.

As of June 30, 2010, there was $4,185,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted share awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.6 years. Total share-based compensation cost related to the restricted stock for the three and six month periods ended June 30, 2010 was $399,000 and $598,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

During the three and six months ended June 30, 2010, 2,656 and 21,406 shares of fully vested stock were granted to certain members of the Company’s board of directors in exchange for their service on the board. Total compensation cost for these share grants was $37,500 and $281,000 for the three and six months ended June 30, 2010, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

12. Commitments and Contingencies

The Company had a previous arrangement with a finance company to provide floor plan financing for selected dealers. The Company received payment from the finance company within a few days of shipment of product to the dealer. The Company participated in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company. The Company’s financial exposure when repurchasing product is limited to the difference between the outstanding balance due and the amount received on the resale of the repossessed product. Under the previous arrangement, in the event of default, the Company is liable for up to 50% of the financed balance. Effective February 27, 2009, the previous arrangement between the Company and the finance company was terminated. The amount financed by dealers which remained outstanding under this previous arrangement at June 30, 2010 and December 31, 2009 was approximately $179,000 and $427,000, respectively. Minimal losses have been incurred under this agreement, and a minimal reserve for future losses has been recorded.

Effective May 29, 2009, the Company entered into a new arrangement with a different finance company. This arrangement is similar to the previous arrangement, however, the Company does not indemnify the finance company for any credit losses it incurs. The amount financed by dealers which remained outstanding under this new arrangement at June 30, 2010 and December 31, 2009 was approximately $8,890,000 and $6,966,000, respectively.

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

Overview

We are a leading designer and manufacturer of a wide range of standby generators for the residential, industrial and light-commercial markets. As the only significant market participant focused exclusively on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available through a broad network of independent dealers, retailers and wholesalers.

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

Increasing penetration opportunity.  Although there have been recent increases in costs of installed standby generators in the residential and light-commercial markets (driven in the last two years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for installed standby residential products are approximately 2% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau’s 2007 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Effect of large scale power disruptions.  Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and tropical and winter storm activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent periods following a power disruption, which we believe may last for six to twelve months for standby generators. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.  The market for commercial and industrial generators is affected by the capital investment cycle and overall durable goods spending, as businesses either add new locations or make investments to upgrade existing locations. These trends can have a material impact on demand for industrial and commercial generators. However the capital investment cycle may differ for the various industrial and commercial end markets (including industrial, telecommunications, distribution, retail health care facilities and municipal infrastructure, among others). The market for generators is also affected by general economic conditions, credit availability and trends in durable goods spending by consumers and businesses.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.  We anticipate that interest expense will decrease in 2010 versus 2009 because, during the six months ended June 30, 2010, we used the net proceeds from our initial public offering and available cash on hand, to repay a substantial portion of outstanding indebtedness. The expiration of certain interest rate swap agreements in January 2010, together with reduced Libor rates versus 2009, will also decrease interest expense in 2010.  In addition, new interest rate swaps entered into in January and June 2010, which are described further under the Liquidity and Financial Condition section, will mitigate the risk of interest rate volatility on a portion of our debt.

Factors influencing provision for income taxes.  Because we made a Section 338(h)(10) election in connection with the 2006 CCMP transactions described below, we have $1.4 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2009 that we expect to generate cash tax savings of $557 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry forwards of $161.8 million as of December 31, 2009, which we expect to generate an additional $57 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and/or defer our ability to utilize our net operating loss carry forwards to offset future federal income tax liabilities.

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

During the three and six months ended June 30, 2009, affiliates of CCMP Capital Advisors, LLC (CCMP), majority shareholder of the Company, acquired $11,898,000 and $27,898,000 par value of first and second lien term loans for approximately $7,327,000 and $13,989,000, respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $7,327,000 and $13,989,000, respectively, for the three and six months ending June 30, 2009. These shares had beneficial conversion features which were contingent upon a future event (see note 1). The Company recorded this transaction as Series A Preferred stock of $7,327,000 and $13,989,000, respectively, for the three and six months ended June 30, 2009, based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $4,414,000 and $13,510,000 respectively, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three and six months ended June 30, 2009, respectively.

Corporate reorganization

Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Our Series A Preferred Stock was entitled to a priority return preference equal to a 14% annual return on the amount originally paid for such shares and equity participation equal to 24.3% of the remaining equity value of the Company. Our Class B Common Stock was entitled to a priority return preference equal to a 10% annual return on the amount originally paid for such shares. In connection with the initial public offering, we undertook a corporate reorganization which gave effect to the conversion of our Series A Preferred Stock and Class B Common Stock into the same class of our common stock that was sold in our initial public offering while taking into account the rights and preference of those shares, including the priority returns of our

Series A Preferred Stock and our Class B Common Stock and the equity participation rights of the Series A Preferred Stock. A reverse stock split was needed to reduce the number of shares to be issued to holders of our Class A and Class B Common Stock to the number that correctly reflected the proportionate interest of such stockholders in the Company, taking into account the number of shares of common stock to be issued upon the conversion of our Series A Preferred Stock and the number and value of shares of common stock to be issued and sold to new investors in the initial public offering. We refer to these transactions as the “Corporate Reorganization.” For additional information about the Corporate Reorganization, see “Item 7—Managements’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009.

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

Immediately following the Corporate Reorganization, the IPO and underwriters’ option exercise, we had 67,529,290 shares of common stock outstanding.

Subsequent repayment of debt

In February 2010, we used $221.6 million in net proceeds from the initial closing of the IPO to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, we used $138.5 million of cash and cash equivalents on hand to further pay down our first lien term loan. As a result of these pay downs, at March 19, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated. This reduction in debt will have a significant impact on cash flows as a result of lower debt service costs in future periods, based on current LIBOR rates. There were no further pay downs on our first lien credit facility during the three months ended June 30, 2010.

Results of operations

Quarter and six months ended June 30, 2010 compared to quarter and six months ended June 30, 2009

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Net Sales	$140,455	$149,577	$271,173	$290,023
Cost of Goods Sold	85,710	89,389	165,010	182,308
Gross profit	54,745	60,188	106,163	107,715
Operating Expenses:
Selling and service	13,809	15,853	28,121	30,243
Research and development	3,482	2,625	7,204	5,237
General and administrative	5,679	3,970	10,838	7,867
Amortization of intangibles	12,921	12,954	25,682	25,766
Total operating expenses	35,891	35,402	71,845	69,113
Income from operations	18,854	24,786	34,318	38,602
Total other expense, net	(5,943)	(13,682)	(18,857)	(21,599)
Income before provision for income taxes	12,911	11,104	15,461	17,003
Provision for income taxes	77	107	159	212
Net income	$12,834	$10,997	$15,302	$16,791

Residential products	$87,867	$90,874	$171,866	$179,350
Industrial & Commercial products	43,308	51,392	81,626	96,473
Other	9,280	7,311	17,681	14,200
Net sales	$140,455	$149,577	$271,173	$290,023

Net sales.  Net sales decreased $9.1 million, or 6.1%, to $140.5 million for the three months ended June 30, 2010 from $149.6 million for the three months ended June 30, 2009. This decrease was driven by a $3.0 million, or 3.3%, decrease in sales of residential products due to the continued weakness in residential investment coupled with a reduced benefit from power outages.  This residential product sales decline was offset by our initiatives to expand product offerings, increase distribution and increase awareness for standby power products.  In addition, industrial and commercial product sales declined $8.1 million, or 15.7%, due to continued weakness in U.S. non-residential construction activity together with declines in sales to industrial and commercial national account customers.

Net sales decreased $18.9 million, or 6.5%, to $271.2 million for the six months ended June 30, 2010 from $290.0 million for the six months ended June 30, 2009. This decrease was driven by a $7.5 million, or 4.2%, decrease in sales of residential products for the same reasons described in the second quarter above.  In addition, industrial and commercial product sales declined $14.8 million, or 15.4%, for the same reasons described above.

Costs of goods sold.  Costs of goods sold decreased $3.7 million, or 4.1%, to $85.7 million for the three months ended June 30, 2010 from $89.4 million for the three months ended June 30, 2009.  Raw material costs decreased $3.4 million year-over-year due to a decrease in sales volume, offset by higher commodity costs, primarily steel, copper and aluminum, as we started to see an increase in commodity costs during the three months ended June 30, 2010 versus the prior year quarter.  Direct labor and overhead costs also decreased $0.3 million, year over year.

Costs of goods sold decreased $17.3 million, or 9.5%, to $165.0 million for the six months ended June 30, 2010 from $182.3 million for the six months ended June 30, 2009. Raw material costs decreased $14.8 million year-over-year due to a decrease in sales volume, lower commodity costs, primarily steel, copper and aluminum, as well as engineering and sourcing cost reductions implemented during 2009.  Inbound freight costs, direct labor and variable overhead costs also decreased $2.5 million year over year.

Gross profit.  Gross profit decreased $5.4 million, or 9.0%, to $54.7 million for the three months ended June 30, 2010 from $60.2 million for the three months ended June 30, 2009, primarily due to a decrease in sales volume, coupled with a residential sales mix change to lower kilowatt products.  In addition, we started to see an increase in commodity costs during the three months ended June 30, 2010 versus the prior year quarter. As a percentage of net sales, gross profit decreased to 39.0% for the three months ended June 30, 2010 from 40.2% for the three months ended June 30, 2009.

Gross profit decreased $1.6 million, or 1.4%, to $106.2 million for the six months ended June 30, 2010 from $107.7 million for the six months ended June 30, 2009, primarily due to the factors affecting cost of goods sold described above. As a percentage of net sales, gross profit increased to 39.1% for the six months ended June 30, 2010 from 37.1% for the six months ended June 30, 2009.

Operating expenses.  Operating expenses increased $0.5 million, or 1.4%, to $35.9 million for the three months ended June 30, 2010 from $35.4 million for the three months ended June 30, 2009. Selling and service expenses decreased $2.0 million due to lower variable selling expenses related to our decrease in net sales.  Research and development expenses increased year over year by $0.9 million from increased product development and engineering resource investment. General and administrative expenses increased $1.7 million mainly due to $1.7 million of share based compensation expense recorded during the three months ended June 30, 2010 for the time vesting of stock option, restricted stock and other stock awards issued in connection with our IPO.  General and administrative expenses also include additional administrative costs incurred as a result of becoming a public company in the first quarter of 2010.

Operating expenses increased $2.7 million, or 4.0%, to $71.8 million for the six months ended June 30, 2010 from $69.1 million for the six months ended June 30, 2009. Selling and service expenses decreased $2.1 million due to lower variable expenses related to our decrease in net sales. Research and development expenses increased year over year $2.0 million from increased product development and engineering resource investment. General and administrative expenses increased $3.0 million mainly due to $3.0 million of share based compensation expense recorded during the six months ended June 30, 2010 for the time vesting of stock option, restricted stock and other stock awards issued in connection with our IPO.

Other expense.  Other expense decreased $7.7 million, or 56.6%, to $5.9 million for the three months ended June 30, 2010 from $13.7 million for the three months ended June 30, 2009. This decrease was caused by the following factors.  As a result of the previously discussed CCMP debt buy-backs during the three months ended June 30, 2009, we recognized a $4.4 million gain on the extinguishment of debt during the second quarter of 2009, which did not recur in 2010.  In addition, a reduction in interest expense of $12.8 million was the result of (i) debt buy-backs in 2009, (ii) the subsequent repayment of debt post IPO in 2010, (iii) lower LIBOR rates versus prior year, and (iv) the expiration of interest rate swap contracts in January 2010.

Other expense decreased $2.7 million, or 12.7%, to $18.9 million for the six months ended June 30, 2010 from $21.6 million for the six months ended June 30, 2009. This decrease was caused by a number of factors.  As a result of the previously discussed CCMP debt buy-backs during the six months ended June 30, 2009, we recognized a $13.5 million gain on the extinguishment of debt, which did not recur in 2010.  In addition, the subsequent repayment of debt following our IPO in the first quarter of 2010 resulted in an acceleration of deferred financing cost amortization of $4.2 million that did not occur in 2009.  Lastly, a reduction in interest expense of $22.2 million was the result of (i) debt buy-backs in 2009, (ii) the subsequent repayment of debt post IPO in 2010, (iii) lower LIBOR rates versus prior year, and (iv) the expiration of interest rate swap contracts in January 2010.

Provision for income taxes.  Income tax expense was $0.1 million for both the three months ended June 30, 2010 and 2009. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Income tax expense was $0.2 million for both the six months ended June 30, 2010 and 2009. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.  As a result of the factors identified above, we generated net income of $12.8 million for the three months ended June 30, 2010 compared to $11.0 million for the three months ended June 30, 2009.

As a result of the factors identified above, we generated net income of $15.3 million for the six months ended June 30, 2010 compared to $16.8 million for the six months ended June 30, 2009.

Adjusted EBITDA.    Adjusted EBITDA decreased to $36.0 million for the three months ended June 30, 2010 from $40.0 million for the three months ended June 30, 2009.  Adjusted EBITDA decreased slightly to $67.8 million for the six months ended June 30, 2010 from $68.9 million for the six months ended June 30, 2009.  The previously mentioned decrease in gross profit is the primary driver of this decrease for the three and six months ended June 30, 2010.

Adjusted Net income.    Adjusted net income of $26.1 million for the three months ended June 30, 2010 increased 28.9% from $20.3 million for the three months ended June 30, 2009.  Adjusted net income of $46.3 million for the six months ended June 30, 2010 increased 51.1% from $30.6 million for the six months ended June 30, 2009.  The previously discussed reduction in interest expense offset by reductions in income from operations were the primary driver for this increase.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial condition

Our primary cash requirements include the payment of our raw material and components suppliers, salaries and benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and borrowings under our revolving credit facility, if any.

In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan (bearing interest at LIBOR + 2.5%), a seven-and-a-half year $430.0 million second lien term loan (bearing interest at LIBOR + 6%), and a six-year $150.0 million revolving credit facility (bearing interest at LIBOR + 2.5%). On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, previous payments of principal and prior repurchases of debt by our affiliates, at June 30, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated.

The Company entered into two new interest rate swap agreements during the six month period ending June 30, 2010.  The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).  These two swap agreements are the only interest rate swap agreements outstanding as of June 30, 2010.

At June 30, 2010, we had cash and cash equivalents of $93.1 million and $147 million of availability under our revolving credit facility, net of outstanding letters of credit.

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

Cash flow

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The following table summarizes our cash flows by category for the periods presented:

	Six months ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Net cash provided by operating activities	$46,645	$20,821	$25,824	124%
Net cash used in investing activities	$(3,035)	$(1,724)	$(1,311)	76%
Net cash used in financing activities	$(111,808)	$(9,500)	$(102,308)	1077%

Net cash provided by operating activities was $46.6 million for the six months ended June 30, 2010 compared to $20.8 million for the six months ended June 30, 2009.  Reductions in interest paid and reductions in inventory levels contributed to this increase in cash flows from operating activities.  Partially offsetting these sources of cash were reductions in income from operations.

Net cash used in investing activities for the six months ended June 30, 2010 was $3.0 million, all related to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2009 was $1.7 million and included $1.9 million used for the purchase of property and equipment.  Timing of capital expenditures during the year contributed to this increase versus the prior year comparable period.

Net cash used in financing activities was $111.8 million for the six months ended June 30, 2010, representing the net impact of net proceeds received as a result of our IPO and subsequent repayment of debt.  During the six months ended June 30, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans. Net cash used in financing activities was $9.5 million for the six months ended June 30, 2009, representing principal payments on our credit facilities.

Contractual Obligations

There have been no material changes to our contractual obligations, in the three month period ended June 30, 2010.

Off-balance sheet arrangements

There have been no material changes since the March 30, 2010 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical accounting policies

There have been no material changes in our critical accounting policies since the March 30, 2010 filing of our Annual Report on Form 10-K, except for the adoption of share based compensation accounting in accordance with Accounting Standards Codification (ASC) section 718. Under the fair value recognition provisions of ASC 718, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share based awards at the grant date requires judgment, including estimating expected dividends and market volatility of our stock. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share based compensation expense and our results of operations could be impacted.

As discussed in our Annual Report on Form 10-K, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

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

Our senior secured credit facility requires Generac Power Systems, Inc. to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varies over time. As of June 30, 2010, Generac Power Systems, Inc.’s ratio was 4.34 to 1.00, which was below the covenant requirement of 6.50 to 1.00. Generac Holdings Inc. net debt to adjusted EBITDA as of June 30, 2010 was 4.04x.  Our credit agreement does not permit us to net cash and cash equivalents held by the Generac Holdings Inc. entity against our debt balance for covenant purposes. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our lenders. An event of default under our senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay the amounts due.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$12,834	$10,997	$15,302	$16,791

Interest Expense	5,720	18,482	14,212	36,448
Depreciation and amortization	14,859	14,894	29,511	29,621
Income taxes provision	77	107	159	212
Non-cash impairment and other charges (a)	415	(169)	564	(1,366)
Non-cash share based compensation expense (b)	1,713	—	2,959	—

Write-off of deferred financing costs related to debt extinguishment (c)	—	—	4,180	—
Transaction costs and credit facility fees (d)	305	311	667	710

Non-cash gains (e)	—	(4,414)	—	(13,510)
Business optimization expenses (f)	—	—	108	—

Sponsor fees (g)	—	125	56	250
Letter of credit fees (h)	19	(2)	21	23

Other state franchise taxes (i)	35	27	96	54
Holding company interest income (j)	(19)	(317)	(45)	(317)

Adjusted EBITDA	$35,958	$40,041	$67,790	$68,916

(a)   Represents the following non-cash charges:

• mark-to-market adjustments relating to copper and Euro forward contracts in addition to losses (gains) on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The gain (loss) on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

• The adjustment for mark-to-market gains and losses on copper forward and Euro contracts represent adjustments to reflect the actual cash flows on derivative contracts. We believe that it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of operations and cash flows to capture the full effect of these contracts on our operating performance;

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

(f)  represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the six months ended June 30, 2010 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

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

Adjusted net income (loss) is defined as net income (loss) before provision (benefit) for income taxes adjusted for the following items: cash income tax expense (benefit), amortization of intangible assets, amortization of deferred loan costs related to the Company’s debt, intangible asset impairment charges, and non-cash gains reflected in the reconciliation table set forth below.

We believe Adjusted net income (loss) is used by securities analysts, investors and other interested parties in the evaluation of our company. Management believes the disclosure of adjusted net income (loss) offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$12,834	$10,997	$15,302	$16,791
Provision for income taxes	77	107	159	212
Income before provision for income taxes	12,911	11,104	15,461	17,003

Amortization of intangible assets	12,921	12,954	25,682	25,766
Amortization of deferred loan costs	562	854	1,301	1,710
Write-off of deferred financing costs related to debt extinguishment	—	—	4,180	—

Gain on extinguishment of debt	—	(4,414)	—	(13,510)
Adjusted net income before provision for income taxes	26,394	20,498	46,624	30,969
Cash income tax expense	(263)	(230)	(373)	(363)

Adjusted net income	$26,131	$20,268	$46,251	$30,606

Adjusted net income per common share - diluted:	0.39	n/m	n/m	n/m
Weighted average common shares outstanding - diluted:	67,200,565	n/m	n/m	n/m

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

For a discussion of changes in commodity and interest rate-related risks, see Note 2 — Derivative Instruments and Hedging Activities — to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In other respects, there has been no material change in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2010, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

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

Dated: August 13, 2010