Form 10-Q
period 2010-09-30
GENERAC HOLDINGS INC.
filed 2010-11-12
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2010, there were 67,522,096 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.
INDEX

		Page
PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	2
	Condensed Consolidated Statements of Redeemable Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2010 and the Year Ended December 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

PART II. Other Information

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30
	Signatures	31

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,334	$161,307
Accounts and notes receivable, less allowance for doubtful accounts	73,787	54,130
Inventories	127,358	123,700
Prepaid expenses and other assets	3,526	5,880
Total current assets	333,005	345,017

Property and equipment, net	71,852	73,374

Customer lists, net	106,047	134,674
Patents, net	86,904	92,753
Other intangible assets, net	6,781	7,791
Deferred financing costs, net	7,020	13,070
Trade names	141,148	144,407
Goodwill	525,875	525,875
Other assets	527	282
Total assets	$1,279,159	$1,337,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,487	$33,639
Accrued wages and employee benefits	6,390	6,930
Other accrued liabilities	36,006	52,326
Current portion of long-term debt	–	39,076
Total current liabilities	103,883	131,971

Long-term debt	731,422	1,052,463
Other long-term liabilities	22,987	17,418
Total liabilities	858,292	1,201,852

Class B convertible voting common stock, par value $0.01, 110,000 shares authorized, 0 and 24,018 shares issued at September 30, 2010 and December 31, 2009, respectively	–	765,096
Series A convertible non-voting preferred stock, par value $0.01, 30,000 shares authorized, 0 and 11,311 shares issued at September 30, 2010 and December 31, 2009, respectively	–	113,109

Stockholders’ equity (deficit):
Common stock (formerly Class A common stock), par value $0.01, 500,000,000 shares authorized, 67,522,096 and 1,617 shares issued at September 30, 2010 and December 31, 2009, respectively	675	–
Additional paid-in capital	1,132,189	2,394
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(500,271)	(538,571)
Accumulated other comprehensive loss	(9,610)	(4,492)
Stockholder notes receivable	–	(29)
Total stockholders’ equity (deficit)	420,867	(742,814)
Total liabilities and stockholders’ equity	$1,279,159	$1,337,243

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$160,666	$144,261	$431,839	$434,284
Costs of goods sold	93,304	79,770	258,314	262,078
Gross profit	67,362	64,491	173,525	172,206

Operating expenses:
Selling and service	15,295	14,620	43,416	44,863
Research and development	3,580	2,515	10,784	7,752
General and administrative	5,654	3,671	16,492	11,538
Amortization of intangibles	13,063	13,097	38,745	38,863
Total operating expenses	37,592	33,903	109,437	103,016
Income from operations	29,770	30,588	64,088	69,190

Other (expense) income:
Interest expense	(6,540)	(17,204)	(20,752)	(53,652)
Investment income	62	129	172	2,089
Gain on extinguishment of debt	–	1,235	–	14,745
Write-off of deferred financing costs related to debt extinguishment	–	–	(4,180)	–
Other, net	(216)	(320)	(791)	(941)
Total other expense, net	(6,694)	(16,160)	(25,551)	(37,759)

Income before provision for income taxes	23,076	14,428	38,537	31,431
Provision for income taxes	78	112	237	324
Net income	22,998	14,316	38,300	31,107

Preferential distribution to:
Series A preferred stockholders	–	(3,709)	(2,042)	(9,821)
Class B common stockholders	–	(25,349)	(12,133)	(74,208)
Beneficial conversion	–	–	(140,690)	–
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$22,998	$(14,742)	$(116,565)	$(52,922)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$0.34	$(8,492)	$(2.05)	$(30,485)
Class B common stock	n/a	$1,055	$3,364	$3,090

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$0.34	$(8,492)	$(2.05)	$(30,485)
Class B common stock	n/a	$1,055	$3,364	$3,090

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,094,447	1,736	56,760,150	1,736
Class B common stock	n/a	24,018	3,607	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,231,403	1,736	56,760,150	1,736
Class B common stock	n/a	24,018	3,607	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Dollars in Thousands, Except Share Data)

										Accumulated Other Comprehensive (Loss) Income
	Redeemable				Common Stock (formerlyClass A Common Stock)		Additional Paid-In Capital	Excess Purchase Price Over Predecessor Basis	Retained Earnings(Accumulated Deficit)		Stockholder Notes Receivable	Total Stockholders' Equity
	Series A Preferred Stock		Class B Common Stock										Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$–	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	24,222	–	24,222	$24,222
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	129	129	–
Cancellation of stock	–	–	–	–	(119)	–	–	–	–	–	–	–	–
Contribution of capital related to debt extinguishment	1,476	14,754	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to management and directors	50	497	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to stockholders	1,950	19,503				–	–	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–	–	43,055	–	–	43,055	43,055
Share based compensation	–	–	–	–	–	–	38	–	–	–	–	38	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(64)	–	(64)	(64)
													$67,213
Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$–	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	(5,118)	–	(5,118)	$(5,118)
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	29	29	–
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,581	284	877,921	–	–	–	–	878,205	–
Beneficial conversion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(140,690)	–	–	–	–	(140,690)	–
Accumulated accretion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(303,305)	–	–	–	–	(303,305)	–
Issuance of Common stock (formerly Class A Commonstock) resulting from the beneficial conversion and accumulated accretion	–	–	–	–	18,002,337	180	443,815	–	–	–	–	443,995	–
Proceeds from public stock offering	–	–	–	–	20,700,500	207	247,424	–	–	–	–	247,631	–
Share based compensation	–	–	–	–	449,061	4	4,630	–	–	–	–	4,634	–
Net income	–	–	–	–	–	–	–	–	38,300	–	–	38,300	38,300
													$33,182
Balance at September 30, 2010 (unaudited)	–	$–	–	$–	67,522,096	$675	$1,132,189	$(202,116)	$(500,271)	$(9,610)	$-	$420,867

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net income	$38,300	$31,107
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	5,777	5,818
Amortization	38,745	38,863
Gain on extinguishment of debt	–	(14,745)
Write-off of deferred financing costs related to debt extinguishment	4,180	–
Amortization of deferred finance costs	1,870	2,562
Amortization of unrealized loss on interest rate swaps	–	18,167
Provision for losses on accounts receivable	1	89
Loss on disposal of property and equipment	31	36
Share-based compensation expense	4,634	28
Net changes in operating assets and liabilities:
Accounts receivable	(19,658)	6,094
Inventories	(3,658)	(19,711)
Other assets	1,431	1,369
Accounts payable	27,848	9,421
Accrued wages and employee benefits	(511)	(14)
Other accrued liabilities	(15,869)	(33,953)
Net cash provided by operating activities	83,121	45,131

Investing activities
Proceeds from sale of property and equipment	38	56
Expenditures for property and equipment	(4,324)	(2,902)
Collections on receivable notes	–	105
Net cash used in investing activities	(4,286)	(2,741)

Financing activities
Stockholders’ contributions of capital – Series A preferred stock	–	20,000
Proceeds from issuance of common stock	248,309	–
Payment of short-term and long-term debt	(360,117)	(9,500)
Net cash (used in) provided by financing activities	(111,808)	10,500

Net (decrease) increase in cash and cash equivalents	(32,973)	52,890
Cash and cash equivalents at beginning of period	161,307	81,229
Cash and cash equivalents at end of period	$128,334	$134,119

Supplemental disclosure of noncash financing and investing activities
Contributions of capital related to debt extinguishment	$–	$14,754

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

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statement of redeemable stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company’s capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. The Series A Preferred stock and Class B Common stock were redeemable in a deemed liquidation in the event of a change of control. The redemption features were considered to be outside the control of the Company and therefore, all shares of Series A Preferred stock and Class B Common stock were recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). Upon closing of the IPO, all shares of convertible Class B Common stock and Series A Preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares related to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect only the 3.294 for 1 reverse stock split immediately prior to the IPO.

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

The Company used $221,622,000 of proceeds from the initial closing of the IPO to pay down its second lien credit facility in full and to repay a portion of its first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 million of cash and cash equivalents on hand to further pay down its first lien term loan principal. Repayments of the first and second lien credit facilities during the nine months ended September 30, 2010 totaled $360,117,000.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan.  The stock options have an exercise price equal to the IPO price and vest in equal installments over five years, subject to the grantee’s continued employment or service. The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. See further discussion in note 11 – Share Plans.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at September 30, 2010 and December 31, 2009 were (dollars in thousands):

	September 30,	December 31,
	2010	2009
Pension liability	$(4,492)	$(4,492)
Unrealized losses on cash flow hedges	(5,118)	-
Accumulated other comprehensive loss	$(9,610)	$(4,492)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were two outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at September 30, 2010. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2009. In October 2009, the Company entered into a commodity forward contract to purchase a notional amount of $1,432,000 of copper.  The contract was effective from October 5, 2009, and terminated on March 31, 2010.  In May 2010, the Company entered into commodity forward contracts to purchase a notional amount of $5,082,000 of copper.  The contracts were effective from May 1, 2010 and June 1, 2010, and terminate on December 31, 2010. Total gain recognized in the consolidated statements of operations on commodity contracts was a gain of $0 and $137,000 for the three and nine months ended September 30, 2009, respectively. Total gains recognized in the consolidated statements of operations on commodity contracts were a gain of $667,000 and $471,000 for the three and nine months ended September 30, 2010, respectively.

 Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

On February 18, 2010, the Company entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2,500,000. The primary objective of this transaction is to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for the three and nine months ended September 30, 2010 was a gain of $113,000 and loss of $97,000, respectively.  There were no foreign currency hedge contracts outstanding during the three and nine month periods ending September 30, 2009.

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

The Company’s interest rate swap agreements outstanding as of December 31, 2009, totaling $675,000,000 notional amount of debt, terminated on January 4, 2010. Subsequently, the Company entered into two new interest rate swap agreements during the first nine months of 2010.  The first was entered into on January 21, 2010. The effective date of this swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	$(5,118)	$—
	(5,118)	—
Derivatives not designated as hedging instruments:
Commodity and foreign currency contracts	458	208
Total derivatives (liability) asset	$(4,660)	$208

As of September 30, 2010 and December 31, 2009, all derivatives that are not designated as hedging instruments are included in other assets in the consolidated balance sheet. All derivatives designated as hedging instruments are included in other long-term liabilities in the consolidated balance sheet at September 30, 2010. There were no derivatives that were designated as hedging instruments at December 31, 2009.

The fair value of the derivative contracts of a $4,660,000 net liability and a $208,000 asset takes into account the Company’s credit risk as of September 30, 2010 and December 31, 2009, respectively. Excluding the impact of credit risk, the fair value of the derivatives at September 30, 2010 was a $4,832,000 net liability, and represents the amount the Company would need to pay to exit the agreements on that date. The impact of credit risk on the fair value of derivative contracts at December 31, 2009 was not material.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the consolidated statement of operations for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Amount of loss recognized in AOCI for the nine months ended September 30,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the nine months ended September 30,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the nine months ended September 30,
	2010	2009	into net income (loss)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps	$(5,118)	$—	Interest expense	$—	$(18,167)	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	—	—	374	137
Interest rate swaps	—	—	Interest expense	—	—	—	16,928

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $702,165,000 at September 30, 2010, as calculated based on current quotations.

Assets and (liabilities) measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurement Using
	Total September 30, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Net derivative contracts	$(4,660)	$–	$(4,660)

The fair value of derivative contracts above takes into account the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at September 30, 2010 was a $4,832,000 net liability, and this represents the amount the Company would need to pay to exit the agreements on this date.

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

The Company's product offerings consist primarily of power products with a range of power output. Residential products and industrial/commercial products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009

Residential products	$100,973	$89,687	$272,838	$269,037
Industrial/Commercial products	49,554	46,033	131,180	142,506
Other	10,139	8,541	27,821	22,741
Total	$160,666	$144,261	$431,839	$434,284

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Raw material	$73,899	$74,136
Work-in-process	354	775
Finished goods	57,129	52,726
Reserves for excess and obsolescence	(4,024)	(3,937)
	$127,358	$123,700

Property and equipment consists of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Land and improvements	$3,934	$3,913
Buildings and improvements	48,630	48,521
Machinery and equipment	28,631	26,500
Dies and tools	10,839	9,631
Vehicles	830	857
Office equipment	6,397	5,712
Gross property and equipment	99,261	95,134
Less accumulated depreciation	(27,409)	(21,760)
Property and equipment, net	$71,852	$73,374

Other accrued liabilities consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Accrued commissions	$4,627	$4,211
Accrued interest	3,538	17,062
Accrued warranties – short term	18,063	17,029
Other accrued liabilities	9,778	14,024
	$36,006	$52,326

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

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$21,178	$18,764	$20,729	$17,539
Payments	(3,867)	(3,847)	(10,200)	(10,701)
Charged to operations	4,452	4,652	11,234	12,731
Balance at end of period	$21,763	$19,569	$21,763	$19,569

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009

Other accrued liabilities	$18,063	$17,029
Other long-term liabilities	3,700	3,700
Balance at end of period	$21,763	$20,729

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

First lien term loan	$739,371	$920,604
Second lien term loan	-	430,000
	739,371	1,350,604
Less treasury debt – first lien	7,949	9,898
Less treasury debt – second lien	-	249,167
Less current portion	-	39,076
	$731,422	$1,052,463

On February 17, 2010, the Company completed its initial public offering. $221,622,000 of proceeds from the initial closing were used to pay down the second lien credit facility in full and to repay a portion of the first lien credit facility. Additionally, in March 2010, the Company used $138,495,000 of cash and cash equivalents on hand to further pay down the first lien term loan principal. Repayments of the first and second lien credit facilities during the three and nine months ended September 30, 2010 totaled $0 and $360,117,000, respectively.

At September 30, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt divided by EBITDA, as defined in the Credit Agreement) of 6.25 as of September 30, 2010. The leverage ratio decreases quarterly, and for 2010, the Company has been or will be required to maintain a leverage ratio of 6.75, 6.50, 6.25, and 5.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of September 30, 2010 and December 31, 2009.

The Credit Agreement restricts the circumstances in which distributions and dividends can be paid by its Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid.

During the three and nine months ended September 30, 2009, affiliates of CCMP Capital Advisors, LLC (CCMP), majority shareholder of the Company, acquired $2,000,000 and $29,898,000 par value of first and second lien term loans for approximately $765,000 and $14,754,000, respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $765,000 and $14,754,000 for the three and nine months ending September 30, 2009, respectively. These shares had beneficial conversion features which were contingent upon a future event (see note 1). The Company recorded this transaction as Series A Preferred stock of $765,000 and $14,754,000 for the three and nine months ended September 30, 2009, respectively, based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $1,235,000 and $14,745,000, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three and nine months ended September 30, 2009, respectively.

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

The Company entered into two new interest rate swap agreements during the nine month period ending September 30, 2010.  The first was entered into on January 21, 2010. The effective date of the swap was July 1, 2010 and it has a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 and it has a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The fair value of the interest rate swap agreements, including the impact of credit risk, was a liability of $5,118,000 and $0 at September 30, 2010 and December 31, 2009, respectively.

8. Earnings Per Share

The Company’s capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. The Series A Preferred stock and Class B Common stock were redeemable in a deemed liquidation in the event of a change of control. The redemption features were considered to be outside the control of the Company and therefore, all shares of Series A Preferred stock and Class B Common stock were recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect only the 3.294 for 1 reverse stock split immediately prior to the IPO.

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

For the nine month period ended September 30, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 230,439.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$22,998	$14,316	$38,300	$31,107
Less: accretion of Series A Preferred stock	-	(3,709)	(2,042)	(9,821)
Less: accretion of Class B Common stock	-	(25,349)	(12,133)	(74,208)
Less: beneficial conversion	-	-	(140,690)	-
Net income (loss) attributable to Common stock (formerly Class A Common stock)	22,998	(14,742)	(116,565)	(52,922)
Income attributable to Class B Common stock	-	25,349	12,133	74,208

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$0.34	$(8,492)	$(2.05)	$(30,485)
Class B Common stock	n/a	$1,055	$3,364	$3,090

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$0.34	$(8,492)	$(2.05)	$(30,485)
Class B Common stock	n/a	$1,055	$3,364	$3,090

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,094,447	1,736	56,760,150	1,736
Dilutive effect of stock compensation awards	136,956	-	-	-
Diluted	67,231,403	1,736	56,760,150	1,736

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	24,018	3,607	24,018

The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2009, as this contingent event had not yet occurred as of September 30, 2009. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return as of that date.

9. Income Taxes

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject. The statute of limitation for tax years 2009, 2008, 2007 and 2006 is open for federal and state income taxes. Additionally, tax year 2005 remains open for examination by certain state taxing authorities.

At December 31, 2009, the Company had federal net operating loss carry forwards of approximately $161,200,000, which expire between 2026 and 2029, and various state net operating loss carry forwards, which expire between 2016 and 2029.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company had no such limitation as of September 30, 2010, and no limitation was triggered by our initial public offering which was completed on February 17, 2010, or the underwriters exercise of their over-allotment option on March 18, 2010. Future ownership changes may result in such a limitation.

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Components of net periodic pension expense:
Service cost	$–	$–	$–	$–
Interest cost	590	584	1,770	1,754
Expected return on plan assets	(501)	(451)	(1,503)	(1,353)
Amortization of net loss	62	60	183	180
Net periodic pension expense	$151	$193	$450	$581

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

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $0 and $159,000 of stock-based compensation expense related to the accelerated vesting during the three and nine months ended September 30, 2010. The stock-based compensation expense related to the time-based vesting prior to the IPO was $0 and $6,000 for the three and nine months ended September 30, 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. Total share-based compensation cost related to the equity incentive plan recognized in the consolidated statement of operations for the three and nine months ended September 30, 2010 was $1,675,000 and $4,469,000, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

Stock Options - The stock options have an exercise price equal to the IPO price of $13.00 per share, and vest in equal installments over five years, subject to the grantee’s continued employment or service. The options expire 10 years after the date of grant.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since there was no history for the Company’s stock, expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option using the simplified method. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as there is not sufficient history of actual share option forfeitures at this time. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2010 are as follows:

2010
Expected stock price volatility	50%
Risk free interest rate	2.94%
Expected annual dividend per share	$-
Expected life of options (years)	6.5

The weighted-average grant-date fair value of options granted during 2010 was $6.84 per option. There have been no options exercised during 2010.

 A summary of option activity as of September 30, 2010 and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2009	-	$-
Granted	4,341,504	13.00
Exercised	-	-
Expired	-	-
Forfeited	(130,245)	(13.00)
Outstanding as of September 30, 2010	4,211,259	13.00	9.4	$2,695
Exercisable as of September 30, 2010	-	-	-	-

As of September 30, 2010, there was $22,337,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 4.4 years. Total share-based compensation cost related to the stock options for the three and nine month periods ended September 30, 2010 was $1,276,000 and $3,191,000, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

Restricted Stock - The restricted stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

A summary of the status of the Company's restricted share awards as of September 30, 2010 and changes during the nine months then ended is presented in the table below:

Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2009	-	$-
Granted	437,499	13.00
Vested	-	-
Forfeited	(9,844)	(13.00)
Non-vested as of September 30, 2010	427,655	13.00

As of September 30, 2010, there was $3,786,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted share awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.4 years. Total share-based compensation cost related to the restricted stock for the three and nine month periods ended September 30, 2010 was $399,000 and $997,000, which is recorded in operating expenses in the condensed consolidated statement of operations.

During the three and nine months ended September 30, 2010, 0 and 21,406 shares of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants was $0 and $281,000 for the three and nine months ended September 30, 2010, respectively, which is recorded in operating expenses in the condensed consolidated statement of operations.

12. Commitments and Contingencies

The Company had a previous arrangement with a finance company to provide floor plan financing for selected dealers. The Company received payment from the finance company within a few days of shipment of product to the dealer. The Company participated in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company. The Company’s financial exposure when repurchasing product is limited to the difference between the outstanding balance due and the amount received on the resale of the repossessed product. Under the previous arrangement, in the event of default, the Company is liable for up to 50% of the financed balance. Effective February 27, 2009, the previous arrangement between the Company and the finance company was terminated. The amount financed by dealers which remained outstanding under this previous arrangement at September 30, 2010 and December 31, 2009 was approximately $126,000 and $427,000, respectively. Minimal losses have been incurred under this agreement, and a minimal reserve for future losses has been recorded.

Effective May 29, 2009, the Company entered into a new floor plan financing arrangement with a different finance company. This arrangement is similar to the previous arrangement, however, the Company does not indemnify the finance company for any credit losses it incurs. The amount financed by dealers which remained outstanding under this new arrangement at September 30, 2010 and December 31, 2009 was approximately $9,354,000 and $6,966,000, respectively.

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

Overview

We are a leading designer and manufacturer of a wide range of backup power generation products for the residential, industrial and light-commercial markets. As the only significant market participant focused exclusively on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available through a broad network of independent dealers, retailers and wholesalers.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    We anticipate that interest expense will decrease in 2010 versus 2009 because, during the nine months ended September 30, 2010, we used the net proceeds from our initial public offering and available cash on hand, to repay a substantial portion of outstanding indebtedness. The expiration of certain interest rate swap agreements in January 2010, together with reduced Libor rates versus 2009, will also decrease interest expense in 2010.  In addition, new interest rate swaps entered into in January and June 2010, which are described further under the Liquidity and Financial Condition section, will mitigate the risk of interest rate volatility on a portion of our debt.

Factors influencing provision for income taxes.    Because we made a Section 338(h)(10) election in connection with the 2006 CCMP transactions described below, we have $1.4 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2009 that we expect to generate cash tax savings of $557 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry forwards of $161.2 million as of December 31, 2009, which we expect to generate an additional $56 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and/or defer our ability to utilize our net operating loss carry forwards to offset future federal income tax liabilities.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 25% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 25% to 30% in the fourth quarter, with different seasonality depending on the timing of major outage activity and distribution stocking patterns in each year. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

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

During the three and nine months ended September 30, 2009, affiliates of CCMP Capital Advisors, LLC (CCMP), majority shareholder of the Company, acquired $2,000,000 and $29,898,000 par value of first and second lien term loans for approximately $765,000 and $14,754,000, respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed this debt to its Subsidiary. The fair value of the shares exchanged was $765,000 and $14,754,000, respectively, for the three and nine months ending September 30, 2009. These shares had beneficial conversion features which were contingent upon a future event (see note 1). The Company recorded this transaction as Series A Preferred stock of $765,000 and $14,754,000, respectively, for the three and nine months ended September 30, 2009, based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $1,235,000 and $14,745,000 respectively, which includes the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the three and nine months ended September 30, 2009, respectively.

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

Initial public offering

On February 17, 2010, we completed our initial public offering of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us on March 18, 2010. We received a total of approximately $247.6 million in net proceeds from the initial public offering and underwriters' option exercise, after deducting the underwriting discounts and expenses.

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

Immediately following the Corporate Reorganization, the IPO and underwriters' option exercise, we had 67,529,290 shares of common stock outstanding.

Subsequent repayment of debt

In February 2010, we used $221.6 million in net proceeds from the initial closing of the IPO to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, we used $138.5 million of cash and cash equivalents on hand to further pay down our first lien term loan. As a result of these pay downs, at March 19, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated. This reduction in debt will have a significant impact on cash flows as a result of lower debt service costs in future periods, based on current LIBOR rates. There were no further pay downs on our first lien credit facility during the three months ended September 30, 2010.

Results of operations

Quarter and nine months ended September 30, 2010 compared to quarter and nine months ended September 30, 2009

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009

Net Sales	$160,666	$144,261	$431,839	$434,284
Cost of Goods Sold	93,304	79,770	258,314	262,078
Gross profit	67,362	64,491	173,525	172,206
Operating Expenses:
Selling and service	15,295	14,620	43,416	44,863
Research and development	3,580	2,515	10,784	7,752
General and administrative	5,654	3,671	16,492	11,538
Amortization of intangibles	13,063	13,097	38,745	38,863
Total operating expenses	37,592	33,903	109,437	103,016
Income from operations	29,770	30,588	64,088	69,190
Total other expense, net	(6,694)	(16,160)	(25,551)	(37,759)
Income before provision for income taxes	23,076	14,428	38,537	31,431
Provision for income taxes	78	112	237	324
Net income	$22,998	$14,316	$38,300	$31,107

Residential products	$100,973	$89,687	$272,838	$269,037
Industrial & Commercial products	49,554	46,033	131,180	142,506
Other	10,139	8,541	27,821	22,741
Net sales	$160,666	$144,261	$431,839	$434,284

Net sales.    Net sales increased $16.4 million, or 11.4%, to $160.7 million for the three months ended September 30, 2010 from $144.3 million for the three months ended September 30, 2009. This increase was driven by an $11.3 million, or 12.6%, increase in sales of residential products due to our initiatives to increase distribution and awareness for our residential products, coupled with a shift in buying patterns by our distribution partners towards more in-season buying versus pre-season buying.  In addition, industrial and commercial product sales increased $3.5 million, or 7.6%, mainly due to improvements in our focused end markets and expansion of our distribution for these products.

Net sales decreased $2.4 million, or 0.6%, to $431.8 million for the nine months ended September 30, 2010 from $434.3 million for the nine months ended September 30, 2009. This decrease was driven by an $11.3 million, or 7.9%, decrease in sales of industrial and commercial products due to overall weakness in U.S. non-residential construction activity during 2010 together with year-to-date declines in sales to national account customers.  The decrease was offset by a $3.8 million, or 1.4%, increase in residential product sales for the same reasons described with respect to the third quarter in the paragraph above. Year-to-date residential product sales growth has been tempered by a challenging residential investment environment coupled with a reduced benefit from major power outages.

Costs of goods sold.    Costs of goods sold increased $13.5 million, or 17.0%, to $93.3 million for the three months ended September 30, 2010 from $79.8 million for the three months ended September 30, 2009.  Raw material costs increased $11.5 million year-over-year due to an increase in sales volume, as well as by higher commodity costs, primarily steel, copper and aluminum, as we saw a continued increase in commodity costs during the three months ended September 30, 2010 versus the prior year quarter.  Direct labor, overhead, and inbound freight costs also increased $2.0 million, year over year, resulting from the increase in sales.

Costs of goods sold decreased $3.8 million, or 1.4%, to $258.3 million for the nine months ended September 30, 2010 from $262.1 million for the nine months ended September 30, 2009. Raw material costs decreased $3.3 million year-over-year due to a decrease in sales volume, lower year-over-year commodity costs in the first quarter of 2010, as well as engineering and sourcing cost reductions implemented during 2009.  Inbound freight costs, direct labor and variable overhead costs also decreased $0.5 million year over year on lower sales.

Gross profit.    Gross profit increased $2.9 million, or 4.5%, to $67.4 million for the three months ended September 30, 2010 from $64.5 million for the three months ended September 30, 2009, primarily due to an increase in sales volume which included a residential sales mix change to lower kilowatt products.  In addition, we saw a continued increase in commodity costs during the three months ended September 30, 2010 versus the prior year quarter.  During the third quarter 2009, pricing for our key commodities were at recessionary low points.  Since then, pricing for copper, steel and aluminum has increased substantially.   As a percentage of net sales, gross profit decreased to 41.9% for the three months ended September 30, 2010 from 44.7% for the three months ended September 30, 2009.

Gross profit increased $1.3 million, or 0.8%, to $173.5 million for the nine months ended September 30, 2010 from $172.2 million for the nine months ended September 30, 2009, primarily due to the factors affecting cost of goods sold described above. As a percentage of net sales, gross profit increased to 40.2% for the nine months ended September 30, 2010 from 39.7% for the nine months ended September 30, 2009.

Operating expenses.    Operating expenses increased $3.7 million, or 10.9%, to $37.6 million for the three months ended September 30, 2010 from $33.9 million for the three months ended September 30, 2009. Selling and service expenses increased $0.7 million due to higher variable selling expenses related to our increase in net sales.  Research and development expenses increased year over year by $1.1 million from increased product development and engineering resource investment. General and administrative expenses increased $2.0 million mainly due to $1.7 million of share based compensation expense recorded during the three months ended September 30, 2010 for the time vesting of stock option, restricted stock and other stock awards issued in connection with our IPO.  General and administrative expenses also include additional administrative costs incurred as a result of becoming a public company in the first quarter of 2010.

Operating expenses increased $6.4 million, or 6.2%, to $109.4 million for the nine months ended September 30, 2010 from $103.0 million for the nine months ended September 30, 2009.  Selling and service expenses decreased $1.4 million due to lower variable expenses related to our decrease in net sales. Research and development expenses increased year-over-year $3.0 million from increased product development and engineering resource investment. General and administrative expenses increased $5.0 million mainly due to $4.6 million of share based compensation expense recorded during the nine months ended September 30, 2010 for the time vesting of stock option, restricted stock and other stock awards issued in connection with our IPO.  General and administrative expenses also increased year-to-date due to additional costs incurred as a public company.

Other expense.    Other expense decreased $9.5 million, or 58.6%, to $6.7 million for the three months ended September 30, 2010 from $16.2 million for the three months ended September 30, 2009. As a result of the previously discussed CCMP debt buy-back transactions during the three months ended September 30, 2009, we recognized a $1.2 million gain on the extinguishment of debt during the third quarter of 2009, which did not recur in 2010.  In addition, a year-over-year reduction in interest expense of $10.7 million was the result of (i) debt buy-backs in 2009, (ii) the subsequent repayment of debt post IPO in 2010, (iii) lower LIBOR rates versus prior year, and (iv) the expiration of interest rate swap contracts in January 2010.

Other expense decreased $12.2 million, or 32.3%, to $25.6 million for the nine months ended September 30, 2010 from $37.8 million for the nine months ended September 30, 2009. This net decrease was caused by a number of factors.  As a result of the previously discussed CCMP debt buy-back transactions during the nine months ended September 30, 2009, we recognized a $14.7 million gain on the extinguishment of debt, which did not recur in 2010.  In addition, the subsequent repayment of debt following our IPO in the first quarter of 2010 resulted in an acceleration of deferred financing cost amortization of $4.2 million that did not occur in 2009.  Lastly, a reduction in interest expense of $32.9 million was the result of (i) debt buy-backs in 2009, (ii) the subsequent repayment of debt post IPO in 2010, (iii) lower LIBOR rates versus prior year, and (iv) the expiration of interest rate swap contracts in January 2010.

Provision for income taxes.    Income tax expense was $0.1 million for both the three months ended September 30, 2010 and 2009. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.  See “Factors influencing provision for income taxes” for further discussion of our favorable tax attributes.

Income tax expense was $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. Year-to-date income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.    As a result of the factors identified above, we generated net income of $23.0 million for the three months ended September 30, 2010 compared to $14.3 million for the three months ended September 30, 2009.

As a result of the factors identified above, we generated net income of $38.3 million for the nine months ended September 30, 2010 compared to $31.1 million for the nine months ended September 30, 2009.

Adjusted EBITDA.    Adjusted EBITDA was relatively flat on a year-over-year basis, decreasing less than one percent to $45.7 million for the three months ended September 30, 2010 from $46.1 million for the three months ended September 30, 2009.  Year-over-year sales growth was offset by increases in cost of goods sold and operating expenses.

Adjusted EBITDA decreased to $113.5 million for the nine months ended September 30, 2010 from $115.0 million for the nine months ended September 30, 2009.  A nominal sales decline together with increases in operating expenses led to this Adjusted EBITDA decline.

Adjusted Net income.    Adjusted net income of $36.7 million for the three months ended September 30, 2010 increased 35.3% from $27.1 million for the three months ended September 30, 2009.  Adjusted net income of $82.9 million for the nine months ended September 30, 2010 increased 43.7% from $57.7 million for the nine months ended September 30, 2009.  Lower interest expense contributed to this increase in adjusted net income.

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

In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan (bearing interest at LIBOR + 2.5%), a seven-and-a-half year $430.0 million second lien term loan (bearing interest at LIBOR + 6%), and a six-year $150.0 million revolving credit facility (bearing interest at LIBOR + 2.5%). On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million of our first lien term loan. As a result of these pay downs, previous payments of principal and prior repurchases of debt by our affiliates, at September 30, 2010, the outstanding balance on the first lien credit facility had been reduced to $731.4 million, and our second lien credit facility had been repaid in full and terminated.  All future scheduled principal amortization payments on the first lien term loan were paid in conjunction with the IPO debt pay down.  As a result, there were no short-term borrowings outstanding as of and during the three months ended September 30, 2010.

The Company entered into two new interest rate swap agreements during the nine month period ending September 30, 2010.  The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).  These two swap agreements are the only interest rate swap agreements outstanding as of September 30, 2010.

At September 30, 2010, we had cash and cash equivalents of $128.3 million and $145 million of availability under our revolving credit facility, net of outstanding letters of credit.

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

Cash flow

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following table summarizes our cash flows by category for the periods presented:

	Nine months ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Net cash provided by operating activities	$83,121	$45,131	$37,990	84%
Net cash used in investing activities	(4,286)	(2,741)	(1,545)	56%
Net cash (used in) provided by financing activities	(111,808)	10,500	(122,308)	(1165)%

Net cash provided by operating activities was $83.1 million for the nine months ended September 30, 2010 compared to $45.1 million for the nine months ended September 30, 2009.  Reductions in interest paid and reductions in net working capital levels contributed to this increase in cash flows from operating activities.

Net cash used in investing activities for the nine months ended September 30, 2010 was $4.3 million, all related to the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2009 was $2.7 million and included $2.9 million used for the purchase of property and equipment.  Capital expenditures related to certain product development and cost reduction initiatives, coupled with timing of capital expenditure spending during the year contributed to this increase versus the prior year comparable period.

Net cash used in financing activities was $111.8 million for the nine months ended September 30, 2010, representing the net impact of net proceeds received as a result of our IPO and subsequent repayment of debt.  During the nine months ended September 30, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans. Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2009, representing a $20.0 million stockholders’ contribution of capital offset by $9.5 million of principal payments on our credit facilities.

Contractual Obligations

There have been no material changes to our contractual obligations, in the three month period ended September 30, 2010.

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

Our senior secured credit facility requires Generac Power Systems, Inc. to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varies over time. As of September 30, 2010, Generac Power Systems, Inc.’s ratio was 4.13 to 1.00, which was below the covenant requirement of 6.25 to 1.00. Generac Holdings Inc. net debt to adjusted EBITDA ratio as of September 30, 2010 was 3.83x.  Our credit agreement does not permit us to net cash and cash equivalents held by the Generac Holdings Inc. entity against our debt balance for covenant purposes. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our lenders. An event of default under our senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay the amounts due.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$22,998	$14,316	$38,300	$31,107
Interest Expense	6,540	17,204	20,752	53,652
Depreciation and amortization	15,011	15,060	44,522	44,681
Income taxes provision	78	112	237	324
Non-cash impairment and other charges (a)	(781)	(23)	(217)	(1,389)
Non-cash share based compensation expense (b)	1,675	-	4,634	-
Write-off of deferred financing costs related to debt extinguishment (c)	-	-	4,180	-
Transaction costs and credit facility fees (d)	183	458	850	1,168
Non-cash gains (e)	-	(1,235)	-	(14,745)
Business optimization expenses (f)	-	-	108	-
Sponsor fees (g)	-	125	56	375
Letter of credit fees (h)	3	86	24	109
Other state franchise taxes (i)	30	24	126	78
Holding company interest income (j)	(24)	(37)	(69)	(354)
Adjusted EBITDA	$45,713	$46,090	$113,503	$115,006

(a)   Represents the following non-cash charges:

• for the three and nine months ended September 30, 2010, unrealized mark-to-market adjustments on copper and Euro forward contracts;

• for the three and nine months ended September 30, 2009, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The gain (loss) on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

• The adjustments for unrealized mark-to-market gains and losses on copper forward and Euro contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe that it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of operations and cash flows to capture the full effect of these contracts on our operating performance;

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

• transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, which CCMP's affiliates contributed to our company in exchange for the issuances of securities, which repurchases we do not expect to recur;

(e) represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (d) above, which we do not expect to recur.

(f)  represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the nine months ended September 30, 2010 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

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

We believe Adjusted net income (loss) is used by securities analysts, investors and other interested parties in the evaluation of our company operations. Management believes the disclosure of adjusted net income (loss) offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items that we do not consider indicative of our ongoing operating performance, such as amortization costs, and non-cash gains and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid.

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$22,998	$14,316	$38,300	$31,107
Provision for income taxes	78	112	237	324
Income before provision for income taxes	23,076	14,428	38,537	31,431
Amortization of intangible assets	13,063	13,097	38,745	38,863
Amortization of deferred loan costs	569	852	1,870	2,562
Write-off of deferred financing costs related to debt extinguishment	-	-	4,180	-
Non-cash gains	-	(1,235)	-	(14,745)
Adjusted net income before provision for income taxes	36,708	27,142	83,332	58,111
Cash income tax expense	(22)	(26)	(395)	(389)
Adjusted net income	$36,686	$27,116	$82,937	$57,722

Adjusted net income per common share - diluted:	0.55	n/m	n/m	n/m
Weighted average common shares outstanding - diluted:	67,231,403	n/m	n/m	n/m

New Accounting Standards

There have been no material changes since the March 30, 2010 filing of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

For a discussion of changes in commodity and interest rate-related risks, see Note 2 – Derivative Instruments and Hedging Activities – to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In other respects, there has been no material change in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2010, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

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

_______________________
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 12, 2010