Form 10-K
period 2010-12-31
GENERAC HOLDINGS INC.
filed 2011-03-07
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34627

GENERAC HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or formation)	20-5654756 (IRS Employer Identification No.)
S45 W29290 Hwy. 59, Waukesha, WI (Address of principal executive offices)	53189 (Zip Code)
(262) 544-4811 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $295,142,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 22, 2011, 67,524,596 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

2010 FORM 10-K ANNUAL REPORT

PART I

 Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;
•	frequency of major power outages;
•	availability of quality raw materials and key components used producing our products;
•	competitive factors in the industry in which we operate;
•	our dependence on our distribution network;
•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
•	our ability to adjust to operating as a public company;
•	loss of our key management and employees;
•	increase in liability claims; and
•	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in Item 1A of this Annual Report on Form 10-K.

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

Item 1.  Business

We are a leading designer and manufacturer of a wide range of standby generators for the residential, commercial and industrial markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™.

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

History

Generac Holdings Inc. (Generac) is a Delaware corporation that was founded in 2006. Generac Power Systems, Inc., or Generac Power Systems, our principal operating subsidiary, is a Wisconsin corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. We expanded beyond portable generators in 1980 into the industrial market with the introduction of our first stationary generators that provided up to 200 kW. We entered the residential market in 1989 with a residential standby generator, and expanded our product development and global distribution system in the 1990s, forming a series of alliances that tripled our higher output generator net sales. In 1998, we sold our Generac® portable products business to the Beacon Group, a private equity firm, which eventually sold this business to Briggs & Stratton.  Our growth accelerated in 2000 as we expanded our automatic residential standby generator product offering, implemented our multi-layered distribution philosophy, and introduced our quiet-running QT Series generators in 2005, accelerating our penetration in the commercial market. In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement in 2007 with the Beacon Group entered into in connection with the aforementioned Beacon Group transaction. Today, we manufacture a full line of generators for a wide variety of applications and markets. Our success is built on engineering expertise, manufacturing excellence and our innovative approaches to the market.

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

We refer to the foregoing transactions collectively as the “CCMP Transactions.”

Initial public offering and corporate reorganization

On February 17, 2010, we completed our initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, on March 18, 2010, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us. We received approximately $224.1 million in net proceeds at the initial closing, and approximately $23.8 million in net proceeds from the underwriters’ option exercise, after deducting the underwriting discount and total expenses related to the offering. The proceeds from the initial closing of the IPO were used entirely to pay down our 2nd lien credit facility in full and to repay a portion of our 1st lien credit facility.  Proceeds from the option exercise were used for general corporate purposes, including additional pre-payment of the 1st lien credit facility.

Our capitalization prior to the IPO consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock.  In connection with the IPO, we effected a corporate reorganization in which, after giving effect to a 3.294 for one reverse Class A Common Stock split, our Class B Common Stock and Series A Preferred Stock was converted into Class A Common Stock and our Class A Common Stock was then reclassified as common stock. Following the IPO, we have only one class of common stock outstanding. We refer to these transactions, as the “Corporate Reorganization.” For more information regarding our Corporate Reorganization, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate reorganization.”

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

Residential power products

Our automatic residential standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices, or MSRPs, from approximately $1,800 to $15,000. They operate on either natural gas or liquid propane and are permanently installed with an automatic transfer switch, which we also manufacture. Our residential standby generators powered by air-cooled engines range in outputs from 6kW to 20kW and are available in steel and aluminum enclosures. Our generators powered by liquid-cooled engines range in outputs from 22kW to 60kW, including the Guardian® Series and the premium Quietsource® Series, with a quiet, low-speed engine and a standard aluminum enclosure.

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

Residential power products comprised 57.9%, 63.0% and 62.9%, respectively, of total net sales in 2008, 2009 and 2010.

Industrial and commercial power products

Our light-commercial standby generators include a full range of affordable generators from 22kW to 150kW and related transfer switches, providing three-phase power that is sufficient for most small and mid-sized businesses including grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks and small health care facilities. Our light-commercial generators run on natural gas or liquid propane thereby eliminating the fuel spillages, spoilage, environmental or odor concerns that are common with traditional diesel units.

We manufacture a broad line of standard and configured standby generators and related transfer switches for industrial applications. Our single-engine industrial generators range in output from 10kW to 600kW with our Modular Power System (MPS) technology extending our product range up to 9mW. We offer four fuel options including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times.

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

Industrial and commercial power products comprised 36.2%, 31.9% and 31.0%, respectively, of total net sales in 2008, 2009 and 2010.

Other power products

Our RV generators range in size from 3.4kW to 8.5kW and are available in gasoline, liquid propane or diesel fuel models. These generators are sold directly to original equipment manufacturers, or OEMs, as well as aftermarket dealers. We also sell our proprietary air-cooled engines to third-party equipment OEMs and sell after-market generator service parts to our dealers.

Other power products comprise 5.9%, 5.1% and 6.1%, respectively, of total net sales in 2008, 2009 and 2010.

Distribution channels and customers

We distribute our product through several channels to increase awareness of our product categories and the Generac® brand, and to ensure our products reach a broad customer base. This distribution network includes independent residential and industrial dealers, electrical wholesalers, national accounts, private label arrangements, retailers, catalogs and e-commerce merchants. We believe our distribution network is a competitive advantage that we have strengthened over the last decade by expanding our network from our base of industrial dealers to include other channels of distribution as we have increased our product offerings. Our network is well balanced with no single sales channel providing more than 25% of our sales and no customer providing more than 6% of our sales in 2010.

Our dealer network, which is located principally in the United States and Canada, is the industry's largest network of independent generator contractors.

Our residential dealer network sells, installs and services our residential and light-commercial products to end users. We have developed a number of proprietary dealer management programs to evaluate, manage and incentivize our dealers, which we believe has an important impact on the high level of customer service we provide to end customers. These programs include both technical and sales training, under which we train new and existing dealers about our products, service and installation. We regularly perform market analyses to determine if a given market is either under-served or has poor residential dealer representation. Within these locations, we selectively add distribution or invest resources in existing dealer support and training to improve dealer performance.

Our industrial dealer network provides industrial and commercial end-users with on-going, local and nationwide product support. Our industrial dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. Our sales group works in conjunction with our industrial dealers to ensure that national accounts receive engineering support, competitive pricing and nationwide service. We promote our industrial generators through the use of product demonstrations, specifying engineer education events, dealer forums and training. In recent years, we have been particularly focused on expanding our industrial dealer network in Canada and Latin America in order to expand our international sales opportunities.

Our wholesaler network consists of selling branches of both national and local distribution houses for electrical and HVAC products. Our wholesalers distribute our residential and light-commercial generators and are a key introduction to the standby generator category for electrical and HVAC contractors who may not be Generac dealers.

On a selective basis, we have established arrangements with private label partners to provide residential, light-commercial and industrial generators. The partners include leading home equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products. We have agreements in place with these partners having terms of between three and four years and further establishing additional terms and conditions of these arrangements.

Our retail distribution network includes thousands of locations and includes regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. These physical retail locations are supplemented by a number of catalogue and e-commerce retailers. This network primarily sells our residential standby, portable and light-commercial generators. In some cases, we have worked with our retail partners to create installation programs using our residential dealers to support the sale and installation of standby generator products sold at retail. We also use a combination of display units and advertising through our retail accounts to promote awareness for our products.

Additionally, we sell some generators and air-cooled engines directly to OEM manufacturers and after-market dealers for use in the RV and lawn and garden industries.

Manufacturing

Our excellence in manufacturing reflects our philosophy of high standards, continuous improvement and commitment to quality. Our facilities showcase our advanced manufacturing techniques and demonstrate the effectiveness of lean manufacturing.

We continually seek to reduce manufacturing costs while improving product quality. We deliver an affordable product to our customers through our value engineering philosophy, our strategic foreign sourcing, our scale, and adherence to lean manufacturing principles. We believe we have sufficient capacity to achieve our business goals for the near term without the need for significant expansion.

Our product quality is essential to maintaining a leading market position. Incoming shipments from our suppliers are tested to ensure engineering specifications are met. Purchased components are tested for quality at the supplier’s factory and prior to entering production lines and are continuously tested throughout the manufacturing process. Internal product and production audits are performed to ensure a quality product and process. We test finished products under a variety of simulated conditions at each of our manufacturing facilities.

Research and development and intellectual property

Our primary focus on generators drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of close to 120 engineers working on numerous active projects. Our sponsored research and development expense was $9.9 million, $10.8 million and $14.7 million for the years ended December 2008, 2009 and 2010. Research and development is conducted at each of our manufacturing facilities and additionally at our technical center in Suzhou, China with dedicated teams for each product line. Research and development is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with governmental standards. We have had over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential market we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow us to diversify our end markets.

We rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our commitment to research and development has resulted in a portfolio of approximately 50 U.S. and international patents and patent applications. Our patents expire between January 2017 and September 2027 and protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. U.S. trademark registrations generally have a perpetual duration if they are properly maintained and renewed. New U.S. patents that are issued generally have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of raw materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable, low-cost suppliers in the United States and abroad. We continuously evaluate the cost structure of our products and source components accordingly based on this evaluation. In 2010, we sourced more than half of our components from outside the United States.

Competition

The market for onsite standby generators is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers abroad. However, most of the traditional participants in the standby generator market compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant focused predominantly on standby and portable generators with broad capabilities across the residential, industrial and light-commercial generator markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a first-mover advantage over our competition for product innovation.

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

Employees

As of December 31, 2010, we had 1,444 employees (1,282 full time and 162 part-time and temporary employees). Of those, 818 employees were directly involved in manufacturing at our manufacturing facilities.

We have had an “open shop” bargaining agreement for the past 45 years. Our current agreement is with the Communication Workers of America, Local 5503. The current agreement, which expires October 14, 2011, covers our Waukesha and Eagle facilities. Currently, less than 2% of our workforce is a member of a labor union. Our facility in Whitewater, Wisconsin is not unionized.

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

Our products are regulated by the EPA, California Air Resources Board (CARB) and various other state and local air quality management districts. These governing bodies continuously pass regulations that require us to meet more stringent emission standards. With the adoption of a recent regulation covering stationary propane and natural gas-fueled generators, the EPA now regulates all products we produce for sale in the United States. New regulations could require us to redesign our products and could affect market growth for our products. For example, the EPA has developed multiple phases of national emission standards for small air-cooled engines. In 2008, the EPA adopted a proposed Phase III regulation that further reduces permitted exhaust emissions from small engines and also requires the engines and equipment in which engines are used to meet new evaporative emission standards. The EPA's Phase III program requires the use of evaporative controls that must be phased in starting in 2009 and take full effect in 2011 for Class II engines (225 cubic center displacement and larger) and 2012 for Class I engines (less than 225 cubic center displacement). The Phase III program's more stringent exhaust emission requirements also apply starting in 2011 for Class II engines and 2012 for Class I engines. The Phase III standards are similar to the CARB's Tier 3 emission standards which were fully phased in during fiscal year 2008. CARB's Tier 3 regulation required additional reductions to engine exhaust emissions as well as new controls on evaporative emissions from small engines.

We believe that our operations and our products are in material compliance with applicable laws and regulations, including environmental and workplace safety regulations. We are not subject to any pending investigations, claims, or proceedings by any foreign, federal, state, or local governmental agency or administration that would materially impact our financial condition or our results.

Segment information

We refer you to Note 2, “Segment Reporting,” to our consolidated financial statements included in Item 8 of this annual report for information about our business segment and geographic areas.

Executive officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron Jagdfeld	39	Chief Executive Officer and Director
York A. Ragen	39	Chief Financial Officer
Dawn Tabat	58	Chief Operating Officer
Allen Gillette	54	Senior Vice President, Engineering
Roger Schaus, Jr.	56	Senior Vice President, Service Operations
Roger Pascavis	50	Senior Vice President, Operations
Terrence J. Dolan	45	Senior Vice President, Sales

Aaron Jagdfeld has served as our Chief Executive Officer since September 30, 2008 and as a director since November 2006. Prior to becoming Chief Executive Officer, Mr. Jagdfeld worked for Generac for 15 years. He began his career in the finance department in 1994 and became our Chief Financial Officer in 2002. In 2007, he was appointed president and was responsible for sales, marketing, engineering and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte and Touche. Mr. Jagdfeld holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

York A. Ragen has served as our Chief Financial Officer since September 30, 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Actuant Corporation. Mr. Ragen began his career in the Audit division of Arthur Andersen's Milwaukee office. Mr. Ragen holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

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

Terrence J. Dolan began serving as our Senior Vice President, Sales on January 18, 2010. Prior to joining Generac, Mr. Dolan was Senior Vice President of Business Development and Marketing at Boart Longyear, a provider of mineral exploration drilling services, from August 2007 to December 2008; Vice President of Sales and Marketing at Ingersoll Rand, a global diversified industrial company, from March 2002 to July 2007; and Director of Strategic Accounts at Case Corporation, a manufacture of agricultural and construction equipment, from September 1991 to February 2001. Mr. Dolan holds a B.A. in Management and Communications from Concordia University.

Item 1A.  Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Report.

Risk factors related to our business and industry

Demand for our products is significantly affected by unpredictable major power-outage events that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for our products is affected by outage events, including thunderstorms, hurricanes, ice storms and blackouts caused by grid reliability issues. The impact of these outage events on our sales can vary depending on the location and severity of the outages. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales and excess inventory. The lack of major power-outage events can affect our net sales in the quarters following a given storm season. Unpredictable fluctuations in demand are therefore part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits.

Demand for our standby generators is significantly affected by durable goods spending by consumers and businesses and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards could lead to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. For example, lower capital spending by our industrial national accounts and other industrial and commercial customers caused a 9.9% decline in net sales of our industrial and commercial products in the year ended December 31, 2009. This decline continued into the first half of fiscal year 2010. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers, and we cannot guarantee that our current customers will continue to purchase our products. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected.

Decreases in the availability, or increases in the cost, of raw materials and key components we use could materially reduce our earnings.

The principal raw materials that we use to produce our generators are steel, copper and aluminum. We also source a significant number of component parts that we utilize to manufacture our generators from third parties. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, our profitability could be adversely affected. For example, in 2008, we experienced a 4.8% decrease in gross margin percentage, partially due to increases in commodity prices, including steel, copper and aluminum. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of important components. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

The industry in which we compete is highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies and have substantially greater financial resources. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter the generator market. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For more information, see “Item 1—Business—Competition.”

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies, arrangements with top retailers and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors and customers with whom we do business offer products and services of our competitors. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We view our intellectual property rights, including those relating to our Generac® brand name, fuel management systems, and MPS technology, as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements. Furthermore, in connection with our sale of Generac Portable Products to the Beacon Group in 1998, we granted the Beacon Group an exclusive perpetual license for the use of the “Generac Portable Products” trademark in connection with the manufacture and sale of certain engine driven consumer products. This perpetual license was eventually transferred to Briggs and Stratton (Briggs) when the Beacon Group sold that business to Briggs. Currently, this trademark is not being used in commerce. However, in the event that the Beacon Group or Briggs use this trademark in the future, we could suffer competitive confusion and our business could be negatively impacted.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the federal Environmental Protection Agency, or EPA, state regulatory agencies, such as CARB, and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our projects or develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to modify our natural gas and liquid propane-fueled liquid-cooled engines and generators by January 1, 2009 to comply with emissions standards in the United States. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

Currently, less than 2% of our workforce is a member of a labor union. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.

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

As of December 31, 2010, we had approximately $166.1 million of net operating loss carryforwards for U.S. federal income tax purposes. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2010, goodwill and other indefinite-lived intangibles totaled $667.2 million, most of which arose from the CCMP Transactions. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements. For example, in October 2008, due to an increase in our weighted average cost of capital and lower comparable public company market values resulting from weakening economic conditions, we determined that an impairment of goodwill existed and recorded a non-cash charge of $503.2 million in 2008.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with FASB ASC (Accounting Standards Codification) Topic 350-20, goodwill and indefinite lived intangibles are reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” for details.

We may need additional capital to finance our growth strategy or to refinance our existing credit facilities, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow.

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. Our revolving credit facility matures in November 2012 and our first lien term loan facility matures in November 2013. If we are unable to refinance these facilities on acceptable terms, our liquidity could be adversely affected.

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

SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Prior to our initial public offering, we had not been required to comply with these SEC requirements and, as such, we may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

As a public company, we incur significant incremental legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other rules of the SEC and the New York Stock Exchange, or NYSE, has increased our legal and financial compliance costs and makes some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2011, to attest to the effectiveness of our internal control over financial reporting. This process requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff. This process involves considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

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

We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $657.2 million. While we reduced this amount of debt during 2010 through the use of the proceeds of our IPO and of cash on hand, including an additional prepayment of debt on December 21, 2010 of $74.2 million (as discussed elsewhere in this report under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we still have a substantial amount of indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

As of December 31, 2010, Generac Power Systems was required to maintain a maximum leverage ratio of 5.75 to 1.00 under the first lien credit facility. As of December 31, 2010, Generac Power Systems' leverage ratio was 4.01 to 1.00. The maximum leverage ratio decreases over time. The first lien credit facility requires Generac Power Systems to have a leverage ratio of no greater than 5.75 to 1.00 in the first quarter of 2011, 5.50 to 1.00 in the second quarter of 2011, 5.25 to 1.00 in the third quarter of 2011, and 4.75 to 1.00 in the fourth quarter of 2011 and thereafter. Failure to comply with this covenant would result in an event of default under our senior secured credit facilities unless waived by our lenders.

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

After giving effect to the IPO and underwriters option exercise occurring in 2010, affiliates of CCMP collectively beneficially own approximately 59.1% of our outstanding common stock. As a consequence, CCMP or its affiliates are able to exert a significant degree of influence or actual control over our management and affairs and will control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

Because affiliates of CCMP control more than 50% of the voting power of our common stock, we are a “controlled company” within the meaning of the NYSE's Listed Company Manual. Under the NYSE's Listed Company Manual, a controlled company may elect not to comply with certain NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consist of independent directors; (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Because we have taken advantage of the controlled company exemption to certain NYSE corporate governance requirements, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

Representatives of CCMP and its affiliates occupy seats on our board of directors. CCMP or its affiliates could invest in entities that directly or indirectly compete with us or companies in which CCMP or its affiliates are currently invested may already compete with us. As a result of these relationships, when conflicts arise between the interests of CCMP or its affiliates and the interests of our stockholders, these directors may not be disinterested. The representatives of CCMP and its affiliates on our board of directors, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors.

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

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2010, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4.  Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the NYSE under the symbol “GNRC.”  The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2010, beginning on February 11, 2010, the first day that our shares were publicly traded.

	2010
	High	Low
Fourth Quarter	$16.51	$13.04
Third Quarter	$15.08	$11.99
Second Quarter	$15.40	$10.65
First Quarter (beginning February 11, 2010)	$15.40	$12.84

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500  Index and S&P 500 Industrials Index for the year ended December 31, 2010. The graph and table assume that $100 was invested on February 11, 2010 (first day of trading) in each of our common stock, the S&P 500 Index, S&P 500 Industrials Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the S&P 500 Industrials Index are based on our fiscal year.

COMPARISON OF CUMULATIVE TOTAL RETURN
$135
$130
$125
$120
$115
$110
$105
$100
$95
$90
$85
$80
2/11/2010
2/28/2010
3/31/2010
4/30/2010
5/31/2010
6/30/2010
7/31/2010
8/31/2010
9/30/2010
10/31/2010
11/30/2010
12/31/2010
Generac Holdings, Inc.
S&P 500 Index
S&P 500 Industrials Index
ASSUMES $100 INVESTED ON FEB. 11, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	Period Ending
Company/Market/Peer Group	2/11/2010	2/28/2010	3/31/2010	4/30/2010	5/31/2010	6/30/2010	7/31/2010	8/31/2010	9/30/2010	10/31/2010	11/30/2010	12/31/2010
Generac Holdings, Inc.	$100.00	$104.60	$109.11	$117.52	$85.59	$109.11	$115.03	$94.39	$106.23	$105.37	$115.73	$125.93
S&P 500 Index	100.00	102.54	108.73	110.45	101.63	96.31	103.05	98.40	107.18	111.26	111.28	118.71
S&P 500 Industrials Index	100.00	103.75	113.00	117.70	106.48	99.09	109.35	101.68	113.27	116.26	117.55	126.65

Holders

As of February 22, 2011, there were approximately 91 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We did not declare or pay cash dividends in 2010. We currently do not anticipate paying any dividends on our common stock. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization and such other factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by Generac Power Systems will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from Generac Power Systems.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

Recent Sales of Unregistered Securities

 None.

Use of Proceeds from Registered Securities

 Not applicable.

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2008, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the period from January 1, 2006 through November 10, 2006 (Predecessor Period) and the period from November 11, 2006 through December 31, 2006 (Successor Period) and the year ended December 31, 2007 are derived from our audited historical financial statements not included in this annual report.

In November 2006, affiliates of CCMP, together with affiliates of Unitas and members of our management, formed Generac and, through Generac, acquired all of the capital stock of Generac Power Systems. See “Item 1—Business—History—CCMP transactions.” Generac in all periods prior to November 2006 is referred to as “Predecessor,” and in all periods including and after such date is referred to as “Successor.” The consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor Period.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8 of this annual report.

	Predecessor	Successor
	Period from January 1, 2006 through November 10, 2006	Period from November 11, 2006 through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$606,249	$74,110	$555,705	$574,229	$588,248	$592,880
Costs of goods sold	371,425	55,105	333,428	372,199	352,398	355,523
Gross profit	234,824	19,005	222,277	202,030	235,850	237,357
Operating expenses:
Selling and service	45,800	5,279	52,652	57,449	59,823	57,954
Research and development	9,141	1,168	9,606	9,925	10,842	14,700
General and administrative	12,631	1,695	17,581	15,869	14,713	22,599
Amortization of intangibles(1)	—	8,576	47,602	47,602	51,960	51,808
Transaction-related expenses(2)	149,792	—	—	—	—	—
Goodwill and trade name impairment charge(3)	—	—	—	583,486	—	—
Total operating expenses	217,364	16,718	127,441	714,331	137,338	147,061
Income (loss) from operations	17,460	2,287	94,836	(512,301)	98,512	90,296
Other income (expense):
Interest expense	(673)	(18,354)	(125,366)	(108,022)	(70,862)	(27,397)
Gain on extinguishment of debt(4)	—	—	18,759	65,385	14,745	—
Write-off of deferred financing costs related to debt extinguishment	—	—	—	—	—	(4,809)
Investment income	1,571	302	2,682	600	2,205	235
Other, net	(52)	(192)	(1,196)	(1,217)	(1,206)	(1,105)
Total other income (expense), net	846	(18,244)	(105,121)	(43,254)	(55,118)	(33,076)
Income (loss) before provision (benefit) for income taxes	18,306	(15,957)	(10,285)	(555,555)	43,394	57,220
Provision (benefit) for income taxes	5,519	—	(571)	400	339	307
Net income (loss)	$12,787	$(15,957)	$(9,714)	$(555,955)	$43,055	$56,913
Income (loss) per share:
Class A Common Stock(5)	n/m	$(10,106)	$(34,994)	$(357,628)	$(41,111)	$(1.65)
Class B Common Stock(5)	n/m	$457	$3,462	$3,780	$4,171	$505
Statement of cash flows data:
Depreciation	$4,654	$936	$6,181	$7,168	$7,715	$7,632
Amortization	24	8,576	47,602	47,602	51,960	51,808
Expenditures for property and equipment	(6,225)	(720)	(13,191)	(5,186)	(4,525)	(9,631)
Other financial data:
Adjusted EBITDA(6)	$174,303	$19,042	$158,148	$129,858	$159,087	$156,249
Adjusted Net Income(7)	$167,774	$156	$21,931	$13,758	$83,643	$115,872

(Dollars in thousands)	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009	As of December 31, 2010
Balance sheet data:
Current assets	$226,760	$217,750	$274,997	$345,017	$272,519
Property, plant and equipment, net	72,087	78,982	76,674	73,374	75,287
Goodwill	847,442	1,029,068	525,875	525,875	527,148
Other intangibles and other assets	817,720	582,859	448,668	392,977	334,929
Total assets	$1,964,009	$1,908,659	$1,326,214	$1,337,243	$1,209,883
Total current liabilities	$112,179	$94,690	$127,981	$131,971	$86,685
Long-term debt, less current portion	1,370,500	1,280,750	1,121,437	1,052,463	657,229
Other long-term liabilities	10,436	27,439	43,539	17,418	24,902
Redeemable stock(8)	685,667	747,070	843,451	878,205	—
Total liabilities, redeemable stock and stockholders' equity(8)	$1,964,009	$1,908,659	$1,326,214	$1,337,243	$1,209,883

(1)   Our amortization of intangibles expenses include the straight-line amortization of customer lists, patents and other finite-lived intangibles assets.

(2)   Transaction-related expenses incurred by the Predecessor, which primarily related to the settlement of the employee share appreciation program in connection with the CCMP Transactions.

(3)   As of October 31, 2008, as a result of our annual goodwill and trade names impairment test, we determined that an impairment of goodwill and trade names existed, and we recognized a non-cash charge of $583.5 million in 2008.

(4)   During 2007, affiliates of CCMP acquired $80.3 million principal amount of second lien term loans for approximately $60.0 million. CCMP's affiliates exchanged this debt for additional shares of our Class B Common Stock. The fair value of the shares exchanged was $60.0 million. We recorded this transaction as additional Class B Common Stock of $60.0 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $18.8 million, which includes a write-off of deferred financing fees and other closing costs in the consolidated statement of operations for the year ended December 31, 2007.

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

(5)   n/m—Earnings per share for the Predecessor has not been presented since it is not meaningful due to changes in our equity structure that resulted from the CCMP Transactions. For Successor period, earnings per share reflects the impact of the reverse stock split which occurred immediately prior to the initial public offering as discussed in “Item 8 – Financial Statements and Supplementary Data – Note 1”. At the time of the IPO on February 17, 2010, all shares of Class B common stock were converted into shares of Class A common stock, and the Class A common stock became the one class of outstanding common stock. See discussion of the IPO in Part 1, Item 1 – Business—History—Initial public offering and corporate reorganization.

(6)   Adjusted EBITDA represents net income (loss) before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in this table. For a description of the additional adjustments permitted for Covenant EBITDA under our senior secured credit facilities, see "Item 7 - Management's discussion and analysis of financial condition and results of operations—Senior secured credit facilities—Covenant compliance."

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

•  as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our Proxy Statement;

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

The adjustments included in the reconciliation table listed below are provided for under our senior secured credit facilities (except where noted in footnote (j) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

• we do not consider indicative of our ongoing operating performance, such as non-cash impairment and other charges, transaction costs relating to the CCMP Transactions and repurchases of our debt by affiliates of CCMP, non-cash gains relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

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

Our senior secured credit facility requires Generac Power Systems, Inc. to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varies over time. As of December 31, 2010, Generac Power Systems, Inc.’s ratio was 4.01 to 1.00, which was below the covenant requirement of 5.75 to 1.00. Generac Holdings Inc. net debt to adjusted EBITDA ratio as of December 31, 2010 was 3.70x.  Our credit agreement does not permit us to net cash and cash equivalents held by the Generac Holdings Inc. entity against our debt balance for covenant purposes. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our lenders. An event of default under our senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay the amounts due.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Predecessor	Successor
(Dollars in thousands)	Period from January 1, 2006 through November 10, 2006	Period from November 11, 2006 through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Net income (loss)	$12,787	$(15,957)	$(9,714)	$(555,955)	$43,055	$56,913
Interest expense	673	18,354	125,366	108,022	70,862	27,397
Depreciation and amortization	4,678	9,512	53,783	54,770	59,675	59,440
Income taxes provision (benefit)	5,519	-	(571)	400	339	307
Non-cash impairment and other charges (income)(a)	416	6,998	5,328	585,634	(1,592)	(361)
Non-cash share-based compensation expense(b)	-	-	-	-	-	6,363
Write-off of deferred financing costs related to debt extinguishment(c)	-	-	-	-	-	4,809
Transaction costs and credit facility fees(d)	149,792	80	1,044	1,319	1,188	1,019
Non-cash gains(e)	-	-	(18,759)	(65,385)	(14,745)	-
Business optimization expenses(f)	438	62	1,944	971	-	108
Sponsor fees(g)	-	70	500	500	500	56
Letter of credit fees(h)	-	-	335	169	135	(26)
Other state franchise taxes(i)	-	-	-	53	72	317
Holding company interest income(j)	-	(77)	(1,108)	(640)	(402)	(93)
Adjusted EBITDA	$174,303	$19,042	$158,148	$129,858	$159,087	$156,249

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

• for the year ended December 31, 2008, primarily $503.2 million in goodwill impairment charges and $80.3 million in trade name impairment charges described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies—Goodwill and other intangible assets." $1.6 million of the amount is comprised of unsettled mark to market losses on copper forward contracts, a write-off of pre-CCMP Transactions bad debts and losses on disposals of assets. Separately, the amount also includes a write-off of certain inventory;

• for the years ended December 31, 2010 and 2009, primarily unrealized mark-to-market adjustments on copper and Euro forward contracts and loss on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The losses on disposals of assets in several periods described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

• The charge for the step-up in the value of inventory as a result of the application of purchase accounting at the time of the CCMP Transactions is a one-time charge resulting from our acquisition by CCMP in 2006 described in "Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transactions with CCMP”;

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

• The goodwill and trade name impairment charges recorded in the year ended December 31, 2008 are one-time items that we believe do not reflect our ongoing operations. These charges are explained in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Other Intangible Assets";

• The small amount of stock compensation expense recorded in the year ended December 31, 2007 was a non-cash charge for compensation under our 2006 Management Equity Incentive Plan. We do not believe that equity awards and the related expense under our 2006 Management Equity Incentive Plan, which terminated in connection with our initial public offering, will be useful in predicting stock compensation expense that we will incur under the new equity incentive plan that we adopted in connection with the IPO. However, we do expect to incur stock compensation expense under the new plan, and you should see our Proxy Statement under captions "Compensation discussion and analysis—Components of compensation—Equity-based compensation" and "Executive compensation—2010 Equity incentive plan" for more information about that plan; and

• The write-off of certain pre-CCMP Transaction excess inventory recorded in the year ended December 31, 2008 was a non-cash charge that we believe does not reflect cash outflows after our acquisition by CCMP.

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

(e)  represents the following non-cash gains:

• for all periods after 2006, represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (d) above, which we do not expect to recur.

(f)   Primarily represents severance costs incurred from restructuring-related activities. For the year ended December 31, 2007, consists of $1.4 million of severance costs and $0.6 million of other restructuring-related costs. We do not believe the charges for restructuring-related activities in the year ended December 31, 2007 reflect our ongoing operations. Although we have incurred severance costs in most of the periods set forth in the table above, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

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

(7) Adjusted Net Income is defined as net income (loss) before provision (benefit) for income taxes adjusted for the following items: cash income tax expense (benefit), amortization of intangible assets, amortization and write-offs of deferred loan costs related to the Company’s debt, intangible asset impairment charges, transaction costs and purchase accounting adjustments, and non-cash gains reflected in the reconciliation table set forth below.

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

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

• Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Predecessor	Successor
(Dollars in thousands)	Period from January 1, 2006 through November 10, 2006	Period from November 11, 2006 through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Net income (loss)	$12,787	$(15,957)	$(9,714)	$(555,955)	$43,055	$56,913
Provision (benefit) for income taxes	5,519	-	(571)	400	339	307
Income (loss) before provision (benefit) for income taxes	18,306	(15,957)	(10,285)	(555,555)	43,394	57,220
Amortization of intangible assets	24	8,576	47,602	47,602	51,960	51,808
Amortization of deferred loan costs	-	590	4,225	3,905	3,417	2,439
Write-off of deferred financing costs related to debt extinguishment	-	-	-	-	-	4,809
Intangible impairment charge	-	-	-	583,486	-	-
Transaction costs and purchase accounting adjustments	149,792	6,998	3,925	-	-	-
Gain on extinguishment of debt	-	-	(18,759)	(65,385)	(14,745)	-
Adjusted net income before income taxes	168,122	207	26,708	14,053	84,026	116,276
Cash income tax expense	(348)	(51)	(4,777)	(295)	(383)	(404)
Adjusted net income	$167,774	$156	$21,931	$13,758	$83,643	$115,872

(8) Includes our Series A Preferred Stock and Class B Common Stock. See Note 6 to our audited consolidated financial statements included in Item 8 of this annual report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 6 - Selected Financial Data” and the consolidated financial statements and the related notes included in Item 8 of this annual report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A - Risk Factors.”

Overview

We are a leading designer and manufacturer of a wide range of standby generators for the residential, industrial and commercial markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™.  Our products are available through a broad network of independent dealers, retailers and wholesalers.

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

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest and amortization expense.    As a result of the CCMP Transactions in 2006, our interest expense and amortization expense increased. Accordingly, our consolidated financial statements prior to November 2006 are not comparable to subsequent periods, primarily as a result of significantly increased interest expense and amortization expense. Interest expense decreased in 2010 because we repaid $434.3 million of outstanding indebtedness during 2010, interest rates declined from 2009 levels and certain interest rate swap contracts terminated at the beginning of 2010.

Factors influencing provision for income taxes.   Because we made a Section 338(h)(10) election in connection with the CCMP Transactions, we have $1.3 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2010 that we expect to generate cash tax savings of $510 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $166.1 million as of December 31, 2010, which we expect to generate an additional $58 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 24% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 26% to 30% in the fourth quarter, with different seasonality depending on the timing of outage activity in each year. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Transactions with CCMP

In November 2006, affiliates of CCMP, together with affiliates of Unitas and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1,380 million, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3 million for general corporate purposes. For additional information concerning these and other historical transactions with CCMP, see “Item 1—Business—History—CCMP transactions.”

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

Corporate reorganization

Our capitalization prior to the initial public offering consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. Our Series A Preferred Stock was entitled to a priority return preference equal to a 14% annual return on the amount originally paid for such shares and equity participation equal to 24.3% of the remaining equity value of the Company. Our Class B Common Stock was entitled to a priority return preference equal to a 10% annual return on the amount originally paid for such shares. In connection with the initial public offering, we undertook a corporate reorganization which gave effect to the conversion of our Series A Preferred Stock and Class B Common Stock into the same class of our common stock that was sold in our initial public offering while taking into account the rights and preference of those shares, including the priority returns of our Series A Preferred Stock and our Class B Common Stock and the equity participation rights of the Series A Preferred Stock. A reverse stock split was needed to reduce the number of shares to be issued to holders of our Class A and Class B Common Stock to the number that correctly reflected the proportionate interest of such stockholders in our company, taking into account the number of shares of common stock to be issued upon the conversion of our Series A Preferred Stock and the number and value of shares of common stock to be issued and sold to new investors in the initial public offering. We refer to these transactions as the “Corporate Reorganization.” The specific steps in the Corporate Reorganization were as follows:

Treatment of Class B Common Stock

Our certificate of incorporation prior to the offering provided for the mandatory conversion of our Class B Voting Common Stock to Class A Common Stock in the event of an initial public offering, so that our Class B Common Stock is converted into the same class of our common stock that is to be offered in an initial public offering taking into account of the value, rights and preferences of our Class B Common Stock. In accordance with the terms of our certificate of incorporation prior to the offering, at the time we entered into an underwriting agreement with respect to the initial public offering, each share of our Class B Common Stock automatically converted into a number of shares of our Class A Common Stock equal to one plus the quotient obtained by dividing (i)(x) the amount paid for such share of Class B Common Stock plus (y) an increase to such amount equal to 10% per annum calculated and compounded quarterly on the basis of a 360-day year of twelve 30-day months and which increased amount shall be deemed to have accrued on a daily basis (i.e., the “Class B Return”), by (ii) the public offering price (net of underwriting discounts and commissions). We refer to this as the “Class B Conversion.” Each share of our Class B Common Stock converted into 1,118.440 shares of our Class A Common Stock (i.e., the “Class B Conversion Ratio”). As a result of the Class B Conversion, we issued an aggregate of 88,484,700 shares of our Class A Common Stock.

Reverse stock split

Immediately following the Class B Conversion, we effected a 3.294 for one reverse stock split of our then outstanding shares of Class A Common Stock, including those shares of our Class A Common Stock issued as part of the Class B Conversion, which decreased the number of shares of our Class A Common Stock immediately after the Class B Conversion from 88,490,028 shares to 26,861,523 shares. We refer to this as the “Reverse Stock Split.”

Treatment of Series A Preferred Stock

The certificate of designations for our Series A Preferred Stock prior to our initial public offering provided for the mandatory conversion of the Series A Preferred Stock to Class A Common Stock in the event of an initial public offering, so that our Series A Preferred Stock is converted into the same class of our common stock that is to be offered in an initial public offering taking into account of the value, rights and preferences of our Series A Preferred Stock. In accordance with the terms of the certificate of designations to our Series A Preferred Stock and our certificate of incorporation prior to the offering, promptly following the time we entered into an underwriting agreement with respect to the initial public offering, each share of our Series A Preferred Stock automatically converted into a number of shares of our Class A Common Stock equal to the sum of (A) the quotient obtained by dividing (i)(w) the amount paid for such share of Series A Preferred Stock plus (x) an increase to such amount equal to 14% per annum calculated and compounded quarterly on the basis of a 360-day year of twelve 30-day months and which increased amount shall be deemed to have accrued on a daily basis (the “Series A Preferred Return”), by (ii) the public offering price (net of underwriting discounts and commissions), plus (B) the product of (y) a fraction, the numerator of which is one and the denominator of which is the number of shares of our Series A Preferred Stock outstanding at such time, and (z) an additional number of shares of our Class A Common Stock that, when added to the number of shares of our Class A Common Stock outstanding at such time, including after giving effect to the Class B Conversion and the Reverse Stock Split, equaled 24.3% of the number of shares of our Class A Common Stock outstanding at such time (excluding the shares issued pursuant to clause (A) above). We refer to this as the “Series A Preferred Conversion.” Each share of our Series A Preferred Stock converted into 1,724.976 shares of our Class A Common Stock (i.e., the “Series A Preferred Conversion Ratio”). As a result of the Series A Preferred Conversion, we issued an aggregate of 19,511,018 shares of our Class A Common Stock.

Reclassification of Class A Common Stock

After giving effect to the Class B Conversion, the Reverse Stock Split and the Series A Preferred Conversion, there were 46,372,541 shares of Class A Common Stock which were reclassified as common stock.

Initial public offering

On February 17, 2010, the Company completed its initial public offering of 18,750,000 shares of its common stock at a price of $13.00 per share. In addition, the underwriters exercised their option and purchased an additional 1,950,500 shares of the Company’s common stock from the Company on March 18, 2010. We received a total of approximately $247.9 million in net proceeds from the initial public offering and underwriters’ option exercise, after deducting the underwriting discounts and expenses.  Immediately following the Corporate Reorganization, the IPO and underwriters’ option exercise, we had 67,529,290 total shares of common stock outstanding.

Repayment of debt

In February 2010, we used $221.6 million in net proceeds from the initial closing of the IPO to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010 and December 2010, we used $138.5 million and $74.2 million respectively, of cash and cash equivalents on hand to further pay down our first lien term loan. As a result of these debt repayments, the outstanding balance on the first lien credit facility has been reduced to $657.2 million as of December 31, 2010, and our second lien credit facility has been repaid in full and terminated. This reduction in debt will have a significant impact on cash flows as a result of lower interest expense in future periods, based on current LIBOR rates.

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

Our net sales are affected primarily by the U.S. economy as sales outside of North America represent only approximately 1% of total net sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 6% of our net sales for the year ended December 31, 2010 and our top ten customers representing less than 29% of our net sales for the same period.

Costs of goods sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised over 80% of costs of goods sold for the year ended December 31, 2010. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our products smaller than 20kW. We source engines for some of our smaller products and all of our products larger than 20kW. We design all the alternators for our units and manufacture alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, low-cost suppliers.

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

Research and development.    Our research and development expenses support over 120 active research and development projects. We currently operate three advanced facilities and employ close to 120 engineers who focus on new product development, existing product improvement and cost reduction. Our commitment to research and development has resulted in a significant portfolio of approximately 50 U.S. and international patents and patent applications. Our research and development is expensed as incurred.

General and administrative.    Our general and administrative expenses include personnel costs for general and administrative employees, accounting and legal professional services fees, information technology costs, insurance, travel and entertainment expense and other corporate expense. In 2010, our general and administrative expenses have increased as we have incurred additional expenses associated with being a public company, including increased personnel costs, legal costs, accounting costs, board compensation expense, investor relations costs, higher insurance premiums, stock-based compensation expense, and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the NYSE.

Amortization of intangibles.    Our amortization of intangibles expenses include the straight-line amortization of customer lists, patents and other intangibles assets.

Goodwill and trade name impairment charges.    Goodwill primarily represents the excess of the amount paid to acquire us over the estimated fair value of the net tangible and intangible assets acquired as of the November 2006 date of the CCMP Transactions.

Other indefinite-lived intangible assets consist of trade names. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had we not owned the trade name and instead licensed the trade name from another company.

In some periods, we have recorded a charge for the write down of goodwill and trade names that was recorded in operating expenses. Please see “Critical accounting policies—Goodwill and other intangible assets” for additional detail on this charge.

Transaction-related expenses.    In the year ended December 31, 2006, our operating expenses include one-time transaction-related expenses incurred during the Predecessor Period related to the CCMP Transactions.

Other income (expense)

Our other income (expense) includes the interest expense on the outstanding balances of our $950.0 million first lien term loan, $430.0 million second lien term loan and $150.0 million revolving credit facility entered into in November 2006, and the amortization of debt financing costs. In February 2010, we used the net proceeds from the initial closing of the initial public offering to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010 and December 2010, we used cash and cash equivalents on hand to further pay down our first lien term loan principal.  No amounts were outstanding under the revolving credit facility at December 31, 2010 and December 31, 2009. The amounts borrowed under our term loans bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. We also earn interest income on our cash and cash equivalents, which is included in other income (expense). We also recorded expenses related to interest rate swap agreements, which had a notional amount of $675.0 million outstanding at December 31, 2009 at an average rate of 5.04%, and a notional amount of $300.0 million outstanding at December 31, 2010 at an average rate of 1.5%.  Other income (expense) may also include other financial items such as extinguishment of debt.

Results of operations

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2009	2010
Net sales	$588,248	$592,880
Costs of goods sold	352,398	355,523
Gross profit	235,850	237,357
Operating expenses:
Selling and service	59,823	57,954
Research and development	10,842	14,700
General and administrative	14,713	22,599
Amortization of intangibles	51,960	51,808
Total operating expenses	137,338	147,061
Income from operations	98,512	90,296
Total other expense, net	(55,118)	(33,076)
Income before provision for income taxes	43,394	57,220
Provision for income taxes	339	307
Net income	$43,055	$56,913

	Year ended December 31,
(Dollars in thousands)	2009	2010
Residential power products	$370,740	$372,782
Industrial & Commercial power products	187,323	183,555
Other	30,185	36,543
Net sales	$588,248	$592,880

Net sales. Net sales increased $4.6 million, or 0.8%, to $592.9 million for the year ended December 31, 2010 from $588.2 million for the year ended December 31, 2009.  This increase was driven by a $2.0 million, or a 0.6%, increase in sales to the residential markets due to continued expansion of the Company’s distribution network and successful new product launches, offset by continued weakness in U.S. residential investment.  This residential product sales increase was offset by a $3.8 million, or 2.0%, decline in industrial and commercial product sales as a result of market declines in non-residential construction and reduced capital spending by national account customers.  Although a decrease for the full year, industrial and commercial product sales displayed strong momentum in the second half of fiscal 2010 as end markets recovered.  Other product sales increased $6.4 million as a result of stronger RV, OEM engine and service parts sales.

Costs of goods sold. Costs of goods sold increased $3.1 million, or 0.9%, to $355.5 million for the year ended December 31, 2010 from $352.4 million for the year ended December 31, 2009. This increase was driven by a $4.4 million increase in materials cost, primarily due to higher steel, copper and aluminum costs, as well as by the increase in sales volume, partially offset by lower manufacturing overhead costs.

Gross profit. Gross profit increased $1.5 million, or 0.6%, to $237.4 million for the year ended December 31, 2010 from $235.9 million for the year ended December 31, 2009, primarily due to the factors affecting net sales and cost of goods sold described above.  As a percentage of net sales, gross profit decreased slightly to 40.0% for the year ended December 31, 2010 from 40.1% for the year ended December 31, 2009.

Operating expenses. Operating expenses increased $9.7 million to $147.1 million for the year ended December 31, 2010 from $137.3 million for the year ended December 31, 2009.  This increase is due to incremental research and development costs of $3.9 million related to ongoing product development.  In addition, general and administrative expenses increased $7.9 million, of which $6.4 million is related to non-cash stock compensation expense recorded for the time vesting of equity awards granted in connection with the IPO.  The remaining increase in administrative costs is associated with additional costs to operate as a public company.

Other expense. Other expense decreased $22.0 million, or 40.0%, to $33.1 million for the year ended December 31, 2010 from $55.1 million for the year ended December 31, 2009.  This decrease was driven by a decline in interest expense of $43.5 million as a result of our reduction in indebtedness, lower LIBOR rates and the termination of certain interest rate swap agreements. Offsetting this interest expense decline in 2010, there was a prior year gain on extinguishment of debt of $14.7 million that did not occur in 2010, as well as the current year write-off of deferred financing costs related to debt extinguishment of $4.8 million.

Income tax expense. Income tax expense was $0.3 million for the year ended December 31, 2010, unchanged from the year ended December 31, 2009. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income. As a result of the factors identified above, we generated net income of $56.9 million for the year ended December 31, 2010 compared to a net income of $43.1 million for the year ended December 31, 2009. The increase in net income is due to the items previously described.

Adjusted EBITDA. Adjusted EBITDA decreased to $156.2 million, compared to $159.1 million in 2009, as modest sales growth and consistent gross margins were more than offset by increased investment in the business. Adjusted EBITDA margins declined slightly in fiscal 2010 to 26.4% compared to 27.0% in fiscal 2009.

Adjusted net income. Adjusted Net Income increased to $115.9 million in 2010 compared to $83.6 million in 2009. The increase in adjusted net income was attributable to lower interest expense versus prior year offset by non cash stock compensation expenses and reduced Adjusted EBITDA compared to fiscal 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table sets forth our consolidated statement of operations data for the periods indicated:
	Year ended December 31,
(Dollars in thousands)	2008	2009
Net sales	$574,229	$588,248
Costs of goods sold	372,199	352,398
Gross profit	202,030	235,850
Operating expenses:
Selling and service	57,449	59,823
Research and development	9,925	10,842
General and administrative	15,869	14,713
Amortization of intangibles	47,602	51,960
Goodwill and trade name impairment charges	583,486	—
Total operating expenses	714,331	137,338
Income (loss) from operations	(512,301)	98,512
Total other expense, net	(43,254)	(55,118)
Loss before provision for income taxes	(555,555)	(43,394)
Provision for income taxes	400	339
Net loss	$(555,955)	$43,055

	Year ended December 31,
(Dollars in thousands)	2008	2009
Residential power products	$332,618	$370,740
Industrial & Commercial power products	207,861	187,323
Other	33,750	30,185
Net sales	$574,229	$588,248

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

Adjusted EBITDA. Adjusted EBITDA increased to $159.1 million in 2009, compared to $129.9 million in 2008, due to the increase in income from operations previously discussed (excluding the impact of the goodwill and tradename impairment charge in 2008 which is excluded from the calculation of Adjusted EBITDA).

Adjusted net income. Adjusted Net Income increased to $83.6 million in 2009, compared to $13.8 million in 2008, due to the increase in income from operations previously discussed (excluding the impact of the goodwill and tradename impairment charge in 2008 which is excluded from the calculation of Adjusted Net Income), as well as the reduction in interest expense previously discussed.

Liquidity and financial position

Our primary cash requirements include the payment of our raw material and components suppliers, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March 2010 and December 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million and $74.2 million, respectively, of our first lien term loan. As a result of these pay downs, the outstanding balance on the first lien credit facility has been reduced to $657.2 million as of December 31, 2010, and our second lien credit facility has been repaid in full and terminated.

At December 31, 2010, we had cash and cash equivalents of $78.6 million and $145.7 million of availability under our revolving credit facility. Our total indebtedness was $657.2 million at December 31, 2010.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our low capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, even with our reduced leverage, we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures, or acquisitions.

Cash flow

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table summarizes our cash flows by category for the periods presented:
	Year ended December 31,
(Dollars in thousands)	2009	2010	Change	% Change
Net cash provided by operating activities	$74,607	$114,481	$39,874	53.4%
Net cash used in investing activities	(4,351)	(11,204)	(6,853)	-157.5%
Net cash provided (used) by financing activities	9,822	(186,001)	(195,823)	-1,993.7%

Net cash provided by operating activities was $114.5 million for 2010 compared to $74.6 million in 2009.  This increase of $39.9 million represents a 53.4% increase over prior year mainly due to the reduction of cash paid for interest expense of $38.8 million. A reduction in working capital usage also contributed to the full year 2010 cash flow improvement as well.

Net cash used for investing activities for the year ended December 31, 2010 was $11.2 million and included $9.6 million used for the purchase of property and equipment and $1.6 million for a business acquisition, net of cash acquired. Net cash used for investing activities for the year ended December 31, 2009 was $4.4 million and included $4.5 million used for the purchase of property and equipment. The increase in property and equipment purchases in 2010 relates to certain product development and cost reduction projects.

Net cash provided (used) by financing activities was $(186.0) million for the year ended December 31, 2010, a decrease of $195.8 million from 2009, due mainly to $248.3 million of proceeds from the issuance of common stock, offset by payments on debt of $434.3 million.  Net cash provided by financing activities was $9.8 million for the year ended December 31, 2009 due to a $20.0 million capital contribution in exchange for shares of our Series A Preferred Stock, offset by principal payments on our first lien term loan of $9.5 million and $0.7 million of payments incurred in advance of our IPO.

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table summarizes our cash flows by category for the periods presented:
	Year ended December 31,
(Dollars in thousands)	2008	2009	Change	% Change
Net cash provided by operating activities	$10,224	$74,607	$64,383	629.7%
Net cash used in investing activities	(5,038)	(4,351)	687	13.6%
Net cash provided by financing activities	4,728	9,822	5,094	107.7%

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

On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March 2010 and December 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million and $74.2 million, respectively, of our first lien term loan. As a result of these pay downs, at December 31, 2010 the outstanding balance on the first lien credit facility had been reduced to $657.2 million, and our second lien credit facility had been repaid in full and terminated.

The first lien credit facility bears interest at rates based upon either a base rate, plus an applicable margin (1.50% as of December 31, 2010, 1.50% as of December 31, 2009 and 1.50% as of December 31, 2008) or adjusted LIBOR rate plus an applicable margin (2.50% as of December 31, 2010, 2.50% as of December 31, 2009 and 2.50% as of December 31, 2008) determined based on a leverage ratio. The effective interest rate on the first lien credit facility term loan on December 31, 2010 was 3.3%. The effective interest rate, excluding the effect of interest rate swaps in place on the first lien credit facility term loan, was 2.8%.

The second lien credit facility, which was paid in full on February 17, 2010, bore interest at rates based upon a base rate, plus an applicable margin of 5.00%, or an adjusted LIBOR rate, plus an applicable margin of 6.00%.

Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at our option, provided there is no default or event of default under either credit facility.

The obligations under the senior secured credit facilities are guaranteed by Generac Acquisition Corp. The first lien term loan facility and the revolving credit facility are secured by a first- priority perfected security interest (subject to permitted liens) in:

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

Covenant compliance

The senior secured credit facility requires Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in the senior secured credit facility). We refer to the calculation of EBITDA under and as defined in our senior secured credit facility in this annual report as “Covenant EBITDA.” Covenant EBITDA and the leverage ratio are calculated based on the four most recently completed fiscal quarters of Generac Power Systems. Based on the formulations set forth in the first lien credit facility, as of December 31, 2010, Generac Power Systems was required to maintain a maximum leverage ratio of 5.75 to 1.00. The maximum leverage ratio decreases over time. The first lien credit facility required Generac Power Systems to have a leverage ratio of no greater than 5.75 to 1.00 in the fourth quarter of 2010, and requires a leverage ratio of no greater than 5.75 to 1.00 in the first quarter of 2011, 5.50 to 1.00 in the second quarter of 2011, 5.25 to 1.00 in the third quarter of 2011, 4.75 to 1.00 in the fourth quarter of 2011 and thereafter. As of December 31, 2010, Generac Power Systems' leverage ratio was 4.01 to 1.00. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our lenders. As of September 30, 2008, Generac Power Systems had violated its leverage ratio covenant. As permitted by the senior secured credit facilities, this violation was remedied by an equity contribution of $15.3 million from affiliates of CCMP in the fourth quarter of 2008. Generac Power Systems was in compliance with all of its covenants as of December 31, 2008, December 31, 2009 and December 31, 2010.

The maximum leverage ratio is a material term of our senior secured credit facility in part because it is a maintenance covenant, and our compliance with the covenant is used in determining, among other things, the interest rate of the first lien credit facility, our ability to undertake business acquisitions, our ability to incur certain types of indebtedness and the maximum amount of dividends and distributions that our senior secured credit facilities permit us to pay to our stockholders, as described in more detail below.

The senior secured credit facility contains other events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to any other indebtedness in an outstanding aggregate principal amount in excess of $25.0 million. An event of default under the senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay or finance the amounts due. If there were an event of default as a result of a failure to maintain our required leverage ratio or otherwise, it would have an adverse effect on our financial condition and liquidity, including preventing us from utilizing our revolving credit facility. In addition, the senior secured credit facility restricts our ability to take certain actions, such as incur additional debt or make certain acquisitions, if we are unable to meet our leverage ratio.

In addition to the financial covenant described above, the senior secured credit facility contains certain other affirmative and negative covenants that, among other things, provide limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, transactions with affiliates, prepayments of any other indebtedness, modifications of Generac Power Systems' organizational documents, restrictions on Generac Power Systems' subsidiaries' ability to make capital expenditures. The ability to declare or pay dividends or make any other distributions with respect to any equity interests of Generac Power Systems, or to redeem, purchase, retire or otherwise acquire for value any equity interests of Generac Power Systems is also restricted under the facility, subject to certain exceptions, including but not limited to dividends and distributions with the net proceeds of any issuance of qualified capital stock and a dollar basket which may be increased, subject, in the case of the dollar basket, to compliance with a pro forma ratio of consolidated senior secured debt (as defined in the senior secured credit facility), which is net of unrestricted cash and marketable securities and excludes any indebtedness under the second lien credit facility, to Covenant EBITDA not exceeding 3.00 to 1.00 under the more restrictive of the facilities and subject to the other restrictions set forth in the credit documents. Additionally, the senior secured credit facility contains events of default that are customary for similar facilities and transactions, including, among others, non-payment, breach of covenants, other defaults, change of control, misrepresentations and a cross-default provision with respect to any other indebtedness. As of December 31, 2010, Generac Power Systems was in compliance with all covenants.

Prior to our March 2010 debt prepayment, the principal amount of the first lien term loan amortized in equal installments of $2.375 million on the last date of each fiscal quarter through September 30, 2013, with a final payment of $875.081 million on November 10, 2013. All scheduled quarterly amortizations prior to the final payment have been satisfied by our March 2010 prepayment of first lien debt of $138.5 million. Any amounts outstanding under the revolving credit facility are due on November 10, 2012. The principal amount of the second lien term loan facility was due on May 10, 2014, but was paid in full on February 17, 2010 with the proceeds from the IPO.

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

As of December 31, 2010, $657.2 million of borrowings were outstanding under the first lien term loan. As of December 31, 2009, $910.7 million of borrowings were outstanding under the first lien term loan and $180.8 million of borrowings were outstanding under the second lien term loan. As previously disclosed, on February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loans in full and to repay a portion of our first lien term loans. In March 2010 and December 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million and $74.2 million respectively, of our first lien term loan.

Contractual obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2010: (Dollars in thousands) Payment due by period:
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt, including current portion	$657,229	$--	$657,229	$--	$--
Interest on long-term debt(1)	52,356	18,305	34,051	--	--
Operating leases	274	124	150	--	--
Total contractual cash obligations(2)	$709,859	$18,429	$691,430	$--	$--

(1) Assumes all debt will remain outstanding until maturity and using the interest rates in effect for our senior secured credit facilities as of December 31, 2010.
(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $2.0 million to our pension plans in 2011.

Capital expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion and upgrades. Capital expenditures were $9.6 million for the year ended December 31, 2010, and were funded through cash from operations. Capital expenditures were $4.5 million for the year ended December 31, 2009, and were funded through cash from operations.

Off-balance sheet arrangements

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer and our dealers are given a longer period of time to pay the finance provider. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer.

Total inventory financed accounted for approximately 4% of net sales for the year ended December 31, 2009 and approximately 7% of net sales for the year ended December 31, 2010. The amount financed by dealers which remained outstanding was $7.4 million and $9.8 million as of December 31, 2009 and 2010, respectively.

Critical accounting policies

In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

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

As of October 31, 2010, we performed our annual goodwill impairment test, which indicated a premium over net book value of 115%. The testing determined that there was no impairment of goodwill at that time. In addition, we performed our annual fair value-based impairment test on trade names as of October 31, 2010. The testing determined that there was no impairment of our trade names at that time.

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

Defined benefit pension obligations

The funded status of our pension plans is more fully described in Note 9 to our audited consolidated financial statements included in Item 8 of this annual report. As discussed in Note 9, the pension benefit obligation and related pension expense or income are calculated in accordance with ASC 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets.

Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for fiscal year 2010 used a discount rate of 5.72% and an expected rate of return on plan assets of 7.30%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody's Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service adjusted for future potential wage increases.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $2.0 million in contributions to our pension plans in 2011.

Allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and other contingencies

The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. These reserves are reflected under Notes 2, 3, 4 and 14 to our audited consolidated financial statements included in Item 8 of this annual report.

Derivative accounting

We have interest rate swap contracts, or the Swaps, in place to fix a portion of our variable rate indebtedness. For 2007 and 2008, the Swaps were deemed highly effective per ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ) and therefore, any changes in fair value of these Swaps is recorded in accumulated other comprehensive income (loss). As of January 3, 2009, in accordance with the terms of our senior secured credit facilities, we changed the interest rate election from three-month LIBOR to one-month LIBOR. As a result, we concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness criteria under SFAS No. 133. Future changes in the fair value of the Swaps was immediately recognized in our statement of operations as interest expense, while the effective portion of the Swaps prior to the change remained in accumulated other comprehensive income (loss) and was amortized as interest expense over the period of the originally designated hedged transactions which ended on January 4, 2010.  New interest rate swap contracts entered into in fiscal 2010 are deemed highly effective per ASC 815.

As required by ASC 815 Derivatives and Hedging, we record the Swaps at fair value pursuant to ASC 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value. When determining the fair value of the Swaps, we considered our credit risk in accordance with ASC 820. The fair value of the Swaps, including the impact of credit risk, at December 31, 2009 and 2010 was a liability of $0.0 million and $4.1 million, respectively.

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

We have generated significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences as well as significant net operating loss carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. However, the Company is currently in a three year cumulative net loss position, due primarily to a goodwill and tradename impairment write-off in 2008, and therefore has not considered expected future taxable income in analyzing the realizability of the deferred tax assets as of December 31, 2010. As a result of this analysis, we have recorded a full valuation allowance against these net deferred tax assets.

Share based compensation

Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share based awards at the grant date requires judgment, including estimating expected dividends and market volatility of our stock. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share based compensation expense and our results of operations could be impacted.

New Accounting Standards

There are currently no significant new accounting standards to be adopted by the Company.

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

Foreign currency

We are exposed to foreign currency exchange risk as a result of purchasing from suppliers in other countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold. At December 31, 2010 and December 31, 2009, we had no foreign exchange contracts outstanding.

On February 18, 2010, we entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2.5 million and a termination date of December 31, 2010. Total losses recognized in the statement of operations for foreign currency contracts were $100,000. The primary objective of this hedging activity is to mitigate the impact of potential price fluctuations of the Euro on our financial results.

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

We primarily utilize commodity contracts with maturities of one year or less. These are intended to offset the effect of price fluctuations on actual inventory purchases. At December 31, 2009, there was one outstanding commodity contract in place to hedge our projected commodity purchases. Total gains recognized in the statements of operations on commodity contracts were $387,000 for the year ended December 31, 2009. On November 16, 2010, we entered into a four-month commodity hedge transaction for copper with a total notional amount of $2.3 million with an effective date of January 1, 2011. The primary objective of the hedge is to mitigate the impact of potential price fluctuations of copper on our financial results. At December 31, 2010, this contract was the only outstanding commodity contract in place to hedge our projected commodity purchases. Total gains recognized in the statements of operations on commodity contracts were $1,056,000 for the year ended December 31, 2010.

Interest rates

As of December 31, 2010, a portion of the outstanding debt under our term loans was subject to floating interest rate risk. We previously entered into interest rate swaps with certain banks. The notional amount of these swaps was $675.0 million as of December 31, 2009. These swaps expired on January 4, 2010. We entered into a new interest rate swap agreement with a certain bank on January 21, 2010. The effective date of the swap was July 1, 2010 with a notional amount of $200,000,000, a fixed rate of 1.73% and an expiration date of July 1, 2012.  On June 29, 2010, we entered into an additional interest rate swap agreement with a certain bank.  The effective date of the swap was October 1, 2010 with a notional amount of $100,000,000, a fixed rate of 1.025% and an expiration date of October 1, 2012.  At December 31, 2010, the fair value of the swaps reduced for our credit risk and excluding related accrued interest was a liability of $4.1 million. For further information on these swaps, see Note 5 to our audited consolidated financial statements included in Item 8 of this annual report. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our term loans that are not covered by these swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $3.6 million (or, without the swaps in place, $6.6 million).

We expect to maintain our existing swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Generac Holdings Inc.

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 7, 2011

Generac Holdings Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$78,583	$161,307
Accounts and notes receivable, less allowance for doubtful accounts of $723 in 2010 and $1,981 in 2009	63,154	54,130
Inventories	127,137	123,700
Prepaid expenses and other assets	3,645	5,880
Total current assets	272,519	345,017
Property and equipment, net	75,287	73,374
Customer lists, net	96,944	134,674
Patents, net	84,933	92,753
Other intangible assets, net	6,483	7,791
Deferred financing costs, net	5,822	13,070
Trade names	140,050	144,407
Goodwill	527,148	525,875
Other assets	697	282
Total assets	$1,209,883	$1,337,243
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,809	$33,639
Accrued wages and employee benefits	6,833	6,930
Other accrued liabilities	38,043	52,326
Current portion of long-term debt	–	39,076
Total current liabilities	86,685	131,971
Long-term debt	657,229	1,052,463
Other long-term liabilities	24,902	17,418
Total liabilities	768,816	1,201,852
Class B convertible voting common stock, par value $0.01, 110,000 shares authorized, 0 and 24,018 shares issued at December 31, 2010 and 2009, respectively	–	765,096
Series A convertible non-voting preferred stock, par value $0.01, 30,000 shares authorized, 0 and 11,311 shares issued at December 31, 2010 and 2009, respectively	–	113,109
Stockholders’ equity (deficit):
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 67,524,596 and 1,617 shares issued at December 31, 2010 and 2009, respectively	675	–
Additional paid-in capital	1,133,918	2,394
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(481,658)	(538,571)
Accumulated other comprehensive loss	(9,752)	(4,492)
Stockholder notes receivable	–	(29)
Total stockholders’ equity (deficit)	441,067	(742,814)
Total liabilities and stockholders’ equity	$1,209,883	$1,337,243

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$592,880	$588,248	$574,229
Costs of goods sold	355,523	352,398	372,199
Gross profit	237,357	235,850	202,030
Operating expenses:
Selling and service	57,954	59,823	57,449
Research and development	14,700	10,842	9,925
General and administrative	22,599	14,713	15,869
Amortization of intangibles	51,808	51,960	47,602
Goodwill impairment	–	–	503,193
Tradename impairment	–	–	80,293
Total operating expenses	147,061	137,338	714,331
Income (loss) from operations	90,296	98,512	(512,301)
Other (expense) income:
Interest expense	(27,397)	(70,862)	(108,022)
Gain on extinguishment of debt	–	14,745	65,385
Write-off of deferred financing costs related to debt extinguishment	(4,809)	–	–
Investment income	235	2,205	600
Other, net	(1,105)	(1,206)	(1,217)
Total other expense, net	(33,076)	(55,118)	(43,254)
Income (loss) before provision for income taxes	57,220	43,394	(555,555)
Provision for income taxes	307	339	400
Net income (loss)	56,913	43,055	(555,955)
Preferential distribution to:
Series A preferred stockholders	(2,042)	(14,151)	(785)
Class B common stockholders	(12,133)	(100,191)	(90,567)
Beneficial conversion	(140,690)	–	–
Net loss attributable to common stockholders (formerly Class A common stockholders)	$(97,952)	$(71,287)	$(647,307)
Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$(1.65)	$(41,111)	$(357,628)
Class B common stock	$505	$4,171	$3,780
Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$(1.65)	$(41,111)	$(357,628)
Class B common stock	$505	$4,171	$3,780
Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	59,364,958	1,734	1,810
Class B common stock	24,018	24,018	23,961
Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	59,364,958	1,734	1,810
Class B common stock	24,018	24,018	23,961

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Dollars in Thousands, Except Share Data)

								Excess
	Redeemable				Common Stock (formerly			Purchase Price	Retained	Accumulated Other
	Series A Preferred Stock		Class B Common Stock		Class A Common Stock)		Additional Paid-In	Over Predecessor	Earnings (Accumulated	Comprehensive Income	Stockholder Notes	Total Stockholders'	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Basis	Deficit)	(Loss)	Receivable	Equity	(Loss)

Balance at December 31, 2007	–	$–	23,296	$747,070	1,904	$–	$2,505	$(202,116)	$(25,671)	$(15,813)	$(195)	$(241,290)
Unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	(5,715)	–	(5,715)	$(5,715)
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	37	37	–
Contribution of capital related to debt extinguishment	6,285	62,855	729	18,249	–	–	–	–	–	–	–	–	–
Contribution of capital	1,550	15,500	–	–	–	–	–	–	–	–	–	–	–
Repurchase of shares from management	–	–	(7)	(223)	(168)	–	(189)	–	–	–	–	(189)	–
Net loss	–	–	–	–	–	–	–	–	(555,955)	–	–	(555,955)	(555,955)
Amortization of restricted stock expense	–	–	–	–	–	–	40	–	–	–	–	40	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(7,122)	–	(7,122)	(7,122)
													$(568,792)
Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$–	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	24,222	–	24,222	$24,222
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	129	129	–
Cancellation of stock	–	–	–	–	(118)	–	–	–	–	–	–	–	–
Contribution of capital related to debt extinguishment	1,476	14,754	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to management and directors	50	497	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to stockholders	1,950	19,503				–	–	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–	–	43,055	–	–	43,055	43,055
Amortization of restricted stock expense	–	–	–	–	–	–	38	–	–	–	–	38	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(64)	–	(64)	(64)
													$67,213
Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$–	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	(4,145)	–	(4,145)	$(4,145)
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	29	29	–
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,581	284	877,921	–	–	–	–	878,205	–
Beneficial conversion related to Class B Common and Series A Preferred stockholders			–	–	–	–	(140,690)	–	–	–	–	(140,690)	–
Accumulated accretion related to Class B Common and Series A Preferred stockholders			–	–	–	–	(303,305)	–	–	–	–	(303,305)	–
Issuance of Common stock (formerly Class A Common stock) resulting from the beneficial conversion and accumulated accretion					18,002,337	180	443,815	–	–	–	–	443,995	–
Proceeds from public stock offering	–	–	–	–	20,700,500	207	247,424	–	–	–	–	247,631	–
Net income	–	–	–	–	–	–	–	–	56,913	–	–	56,913	56,913
Share based compensation	–	–	–	–	451,561	5	6,358	–	–	–	–	6,363	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(1,115)	–	(1,115)	(1,115)
													$51,653
Balance at December 31, 2010	–	$–	–	$–	67,524,596	$675	$1,133,918	$(202,116)	$(481,658)	$(9,752)	$–	$441,067

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income (loss)	$56,913	$43,055	$(555,955)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,632	7,715	7,168
Amortization	51,808	51,960	47,602
Goodwill and tradename impairment charge	–	–	583,486
Gain on extinguishment of debt	–	(14,745)	(65,385)
Amortization of deferred finance costs	2,439	3,417	3,905
Write-off of deferred financing costs related to debt extinguishment	4,809	–	–
Amortization of unrealized loss on interest rate swaps	–	24,222	–
Provision for losses on accounts receivable	(124)	227	212
Provision for losses on notes receivable	–	–	115
Loss on disposal of property and equipment	56	41	234
Share-based compensation expense	6,363	38	40
Net changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,621)	11,779	(20,768)
Inventories	(3,151)	280	(26,366)
Other assets	1,177	(1,739)	(617)
Accounts payable	7,896	(20,886)	34,449
Accrued wages and employee benefits	(197)	1,280	(806)
Other accrued liabilities	(12,519)	(32,037)	2,910
Net cash provided by operating activities	114,481	74,607	10,224
Investing activities
Proceeds from sale of property and equipment	76	69	92
Expenditures for property and equipment	(9,631)	(4,525)	(5,186)
Collections on receivable notes	–	105	56
Acquisition of business, net of cash acquired	(1,649)	–	–
Net cash used in investing activities	(11,204)	(4,351)	(5,038)
Financing activities
Stockholders’ contributions of capital –
Series A preferred stock	–	20,000	15,500
Repurchase of shares from management –
Class B common stock	–	–	(224)
Repurchase of shares from management –
Class A common stock	–	–	(189)
Payment of expenses incurred in advance of stock issuance	–	(678)	–
Proceeds from issuance of common stock	248,309	–	–
Repayment of stockholder notes receivable	–	–	37
Payment of long-term debt	(434,310)	(9,500)	(10,396)
Net cash provided by (used in) financing activities	(186,001)	9,822	4,728
Net (decrease) increase in cash and cash equivalents	(82,724)	80,078	9,914
Cash and cash equivalents at beginning of period	161,307	81,229	71,315
Cash and cash equivalents at end of period	$78,583	$161,307	$81,229
Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$36,796	$75,601	$109,431
Income taxes	404	383	295
Supplemental disclosure of noncash financing and investing activities
Contributions of capital related to debt extinguishment	$–	$14,754	$81,105

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

Initial Public Offering and Conversion of Class B Common Stock and Series A preferred Stock

On February 17, 2010, the Company completed its initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, the underwriters exercised their over-allotment option outlined in the underwriters agreement, and purchased an additional 1,950,500 shares of the Company’s common stock on March 18, 2010. The Company received approximately $269,100,000 in gross proceeds from the IPO and over-allotment exercise, or $247,631,000 in net proceeds after deducting the underwriting discount and total expenses related to the offering.  Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock was subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion. Subsequent to the IPO, the Company has one class of common stock.

Capitalization summary upon closing of initial public offering:

Class A Common stock issued and outstanding as of December 31, 2009 after the 3.294 for 1 reverse stock split	1,617
Conversion and 3.294 for 1 reverse stock split of Class B Common stock into Common stock upon closing of IPO	26,859,906
Conversion of Series A Preferred stock into Common stock upon closing of IPO	19,511,018
Sales of Common stock through IPO	18,750,000
Issuance of non-vested and fully vested Common stock upon closing of IPO	456,249
Common stock issued and outstanding after IPO	65,578,790
Issuance of Common stock to underwriters due to exercise of over-allotment	1,950,500
Total Common stock issued and outstanding as of March 18, 2010	67,529,290

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial bank in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured.

One customer accounted for approximately 11% of accounts receivable at December 31, 2010. At December 31, 2009, the Company had two customers who accounted for approximately 13% and 12% of accounts receivable, respectively. No one customer accounted for greater than 10% of net sales during the years ended December 31, 2010, 2009, or 2008.

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

Property and Equipment

Property and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements.

Land improvements	15
Buildings and improvements	40
Leasehold improvements	10 – 20
Machinery and equipment	5 – 10
Dies and tools	3 – 5
Vehicles	3 – 5
Office equipment	3 – 10

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

Customer Lists, Patents, and Other Intangible Assets

The following table summarizes intangible assets by major category as of December 31, 2010 and 2009 (dollars in thousands):

		2010			2009
	Weighted Average Amortization Years	Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Indefinite lived intangible assets
Tradenames		$140,050	$-	$140,050	$140,050	$-	$140,050
Finite lived intangible assets
Tradenames	2	8,715	(8,715)	-	8,715	(4,358)	4,357
Customer lists	7	257,310	(160,366)	96,944	256,760	(122,086)	134,674
Patents	15	117,811	(32,878)	84,933	117,811	(25,058)	92,753
Unpatented technology	9	11,015	(5,065)	5,950	11,015	(3,840)	7,175
Software	8	1,014	(524)	490	1,014	(398)	616
Non-compete	1	43	-	43	-	-	-
Total finite lived intangible assets	9	$395,908	$(207,548)	$188,360	$395,315	$(155,740)	$239,575

Amortization of intangible assets was $51,808,000 in 2010, $51,960,000 in 2009 and $47,602,000 in 2008. During the fourth quarter of 2008, the Company recorded an impairment related to its indefinite lived intangible assets. See the Goodwill and Other Indefinite-Lived Intangible Assets section for further discussion. Estimated amortization expense each year for the five years subsequent to December 31, 2010 is as follows: 2011, $47,467,000; 2012, $43,299,000, 2013, $21,426,000; 2014, $14,028,000; 2015, $12,823,000.

Deferred Financing Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized using the effective interest rate method over the life of the related debt agreements. Deferred financing costs incurred related to debt financing totaled $29,571,000. Amortization expense was $2,439,000, $3,417,000, and $3,905,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company wrote off $4,809,000 of the deferred financing costs in 2010, related to the debt repayments made throughout the year. As a result of the debt extinguishments in 2009 and 2008 (see Note 5), $398,000 and $2,427,000 of the deferred financing costs were written off, respectively, and were recorded as a reduction to the gain on the extinguishment of debt (see Note 5). Accumulated amortization was $23,749,000 and $16,501,000 at December 31, 2010 and 2009, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. Amortization expense for each of the next two years is expected to be approximately $2,036,000 and $1,750,000 in year three.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

As of October 31, 2010 and 2009, the Company performed its annual goodwill impairment test. In 2010, the fair value of the Company was determined based on the market value of the Company’s publicly traded stock. In 2009, the fair value of the Company was estimated based on a weighted average of a discounted cash flow analysis and comparable public company analysis (i.e. market approach). The rate used in determining discounted cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. There was no goodwill impairment indicated as of October 31, 2010 and 2009.

As of October 31, 2008, the Company performed its annual goodwill impairment test. The fair value of the Company was estimated based on a weighted average of a discounted cash flow analysis and comparable public company analysis (i.e. market approach). The rate used in determining discounted cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. Due to an increase in the Company’s weighted average cost of capital and lower comparable public company market values resulting from weakening economic conditions, the analysis indicated the potential for impairment. With the assistance of a third-party valuation firm, the Company performed the second step and determined an impairment of goodwill existed. Accordingly, a non-cash charge of $503,193,000 was recognized in 2008 for goodwill impairment.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (dollars in thousands):

	Year ended December 31, 2010			Year ended December 31, 2009
	Gross	Accumulated Impairment	Net Goodwill	Gross	Accumulated Impairment	Net Goodwill
Balance at beginning of year	$1,029,068	$503,193	$525,875	$1,029,068	$503,193	$525,875
Acquisition of a business	1,273	—	1,273	—	—	—
Balance at end of year	$1,030,341	$503,193	$527,148	$1,029,068	$503,193	$525,875

The Company completed an acquisition of a business on December 31, 2010, for $1,600,000 net of cash acquired, which resulted in additional goodwill of $1,273,000, which is deductible for tax purposes.

The Company performed its annual fair value-based impairment test on indefinite lived trade names as of October 31, 2010 and 2009. No impairment was indicated.

The Company performed its annual fair value-based impairment test on trade names as of October 31, 2008. As a result of the test, the Company recorded a non-cash charge of $80,293,000 for trade name impairment. The primary reason for this impairment charge related to a re-branding strategy implemented in the fourth quarter of 2008, which resulted in the Company’s discontinuance of a particular trade name. Accordingly, this trade name was written down to its estimated realizable value of $8,715,000, which has been amortized over its remaining useful life of 2 years beginning on January 1, 2009. As of December 31, 2010, the company has fully amortized this tradename.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

Revenue Recognition

Sales, net of estimated returns and allowances, are recognized upon shipment of product to the customer, which is when title passes, the Company has no further obligations, and the customer is required to pay. The Company, at the request of certain customers, will warehouse inventory billed to the customer but not delivered. The Company does not recognize revenue on these transactions until the customers take possession of the product. The funds collected on product warehoused for these customers are recorded as a customer advance until the customer takes possession of the product and the Company’s obligation to deliver the goods is completed. Customer advances are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the accompanying consolidated statements of operations, are expensed as incurred. Total expenditures for advertising were $11,985,000, $11,695,000, and $9,210,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $14,700,000, $10,842,000, and $9,925,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Transactions

Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at December 31, 2010 and 2009 were (dollars in thousands):

	December 31,
	2010	2009
Pension liability	$(5,607)	$(4,492)
Unrealized losses on cash flow hedges	(4,145)	-
Accumulated other comprehensive loss	$(9,752)	$(4,492)

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $647.4 million (level 2) at December 31, 2010, as calculated based on current quotations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurement Using
	Total December 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(4,145)	$–	$(4,145)
Commodity contracts	627	–	627

		Fair Value Measurement Using
	Total December 31, 2009	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Commodity Contracts	$208	$–	$208

The valuation techniques used to measure the fair value of derivative contracts classified as level 2, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at December 31, 2010 and 2009 was $3,642,000 and $208,000, respectively, and this represents the amount the Company would need to receive or pay to exit the agreements on this date.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were one, one, and two outstanding commodity contracts in place to hedge its projected commodity purchases at December 31, 2010, 2009, and 2008, respectively. In November 2010, the Company entered into a commodity swap to purchase $2,296,000 of copper.  The swaps are effective from January 1, 2011, and terminate on April 30, 2011.  In October 2009, the Company entered into commodity swaps to purchase $1,432,000 of copper.  The swaps were effective from October 5, 2009, and terminated on March 31, 2010.  In October 2008, the Company entered into commodity swaps to purchase $4,180,000 of copper.  The swaps were effective from October 1 and November 1, 2008, and terminated on March 31, 2009.  Total losses or gains recognized in the consolidated statements of operations on commodity contracts were a gain of $1,056,000, a gain of $387,000, and a loss of $1,092,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. There were no foreign currency hedge contracts outstanding as of December 31, 2010 or 2009. There was one Euro currency contract outstanding during 2010 that expired on December 31, 2010. There was a loss of $100,000 recognized in the consolidated statements of operations for the year ended December 31, 2010 related to this Euro contract.

Interest Rates

In 2006, the Company entered into various interest rate swap agreements. The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its’ risk-management objectives and strategies for undertaking various hedge transactions. From inception through December 31, 2008, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The impact of hedge ineffectiveness on earnings was not material for the year ended December 31, 2008.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

Effective January 3, 2009, the Company, within the terms of the Credit Agreements (as defined in note 5), changed the interest rate election from three-month LIBOR to one-month LIBOR. As a result of this change, the Company concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness tests and were therefore, no longer highly effective as a hedge against the impact on interest payments of changes in the LIBOR interest rate. In 2009, the effective portion of the swaps prior to the change was amortized as interest expense over the period of the originally designated hedged transactions. During 2009, changes in the fair value of the swaps were immediately recognized in the consolidated statements of operations as interest expense.  These swaps expired on January 4, 2010.

The Company entered into two new interest rate swap agreements during the year ended December 31, 2010.  The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).  These two swap agreements are the only interest rate swap agreements outstanding as of December 31, 2010. Cash flow hedges are recorded at fair value with a corresponding entry recorded in accumulated other comprehensive income (loss). At December 31, 2010, the notional amount of debt under interest rate swap agreements outstanding was $300,000,000.

The following table presents, in thousands, the fair value of the Company’s derivatives:

	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	$(4,145)	$—
	(4,145)	—
Derivatives not designated as hedging instruments:
Commodity contracts	627	208
Total derivatives	$(3,518)	$208

As of December 31, 2010 and 2009, all derivatives that are not designated as hedging instruments are included in other assets in the consolidated balance sheet.

All derivatives designated as hedging instruments are included in other long-term liabilities in the consolidated balance sheet at December 31, 2010.

The fair value of the derivative contracts considers the Company’s credit risk as of December 31, 2010 and 2009, respectively. The impact of credit risk on the fair value of derivative contracts at December 31, 2009 was not material. Excluding the impact of credit risk, the fair value of the derivatives at December 31, 2010 and 2009 was a $3,642,000 liability and $208,000 asset, respectively, and this represents the amount the Company would need to receive or pay to exit the agreements on those dates.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

The following presents the impact of interest rate swaps and commodity contracts on the consolidated statement of operations for the year ended December 31, 2010 and 2009 (dollars in thousands):

	Amount of loss recognized in AOCI for the twelve months ended December 31,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the twelve months ended December 31,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the twelve months ended December 31,
	2010	2009	into net income (loss)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps	$(4,145)	$—	Interest expense	$—	$(24,222)	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	—	—	956	387
Interest rate swaps	$—	$—	Interest expense	$—	$—	$—	$24,222

There was no impact of derivative instruments on the consolidated statement of operations for the interest rate swaps for the twelve months ended December 31, 2010. For the year ended December 31, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was a gain of $24,222,000. During the twelve months ended December 31, 2010 and 2009, the impact of derivative instruments on the consolidated statement of operations for the commodity and foreign currency contracts not designated as hedging instruments were net gains of $956,000 and $387,000, respectively.

Stock-Based Compensation

The Company accounts for its restricted stock awards and other stock-based payments in accordance with ASC Topic 718 Compensation – Stock Compensation (formerly SFAS No. 123(R), Share Based Payments (SFAS No. 123(R)). The Company adopted ASC Topic 718 using the prospective method, accordingly, the provisions of ASC 718 are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America are not material, representing approximately 1% of net sales.

The Company's product offerings consist primarily of power products with a range of power output. Residential power products and industrial & commercial power products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows:

	Year ended December 31,
	2010		2009		2008
Residential power products	$372,782	62.9%	$370,740	63.0%	$332,618	57.9%
Industrial & Commercial power products	183,555	31.0%	187,323	31.9%	207,861	36.2%
Other	36,543	6.1%	30,185	5.1%	33,750	5.9%
Total	$592,880		$588,248		$574,229

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2. Significant Accounting Policies (Continued)

New Accounting Standards to be Adopted

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update that removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have an impact on the Company’s consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	December 31,
	2010	2009
Raw material	$66,936	$74,136
Work-in-process	315	775
Finished goods	63,945	52,726
Reserves for excess and obsolescence	(4,059)	(3,937)
	$127,137	$123,700

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2010	2009
Land and improvements	$3,950	$3,913
Buildings and improvements	48,986	48,521
Machinery and equipment	32,672	26,500
Dies and tools	11,301	9,631
Vehicles	827	857
Office equipment	6,836	5,712
Gross property and equipment	104,572	95,134
Less accumulated depreciation	(29,285)	(21,760)
Property and equipment, net	$75,287	$73,374

Other accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2010	2009
Accrued commissions	$4,578	$4,211
Accrued interest	5,018	17,062
Accrued warranties – short term	17,155	17,029
Other accrued liabilities	11,292	14,024
	$38,043	$52,326

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

Changes in product warranty obligations are as follows (dollars in thousands):

	For the year ended December 31,
	2010	2009	2008
Balance at beginning of year	$20,729	$17,539	$14,807
Payments	(13,178)	(14,208)	(15,946)
Charged to operations	14,927	17,398	18,678
Balance at end of year	$22,478	$20,729	$17,539

Product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	December 31,
	2010	2009
Other accrued liabilities	$17,155	$17,029
Other long-term liabilities	5,323	3,700
Balance at end of year	$22,478	$20,729

5. Credit Agreements

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2010	2009
First lien term loan	$664,372	$920,604
Second lien term loan	--	430,000
	664,372	1,350,604
Less treasury debt – first lien	7,143	9,898
Less treasury debt – second lien	--	249,167
Less current portion	--	39,076
	$657,229	$1,052,463

Maturities of long-term debt outstanding at December 31, 2010, are as follows (dollars in thousands):

Year
2010	$--
2011	--
2012	--
2013	657,229
Total	$657,229

During the years presented, the Company had credit agreements which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and two term loans (collectively, the Credit Agreements), which are described further below. The Credit Agreements of the Company are secured by the associated collateral agreements which pledge virtually all assets of the Subsidiary.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

5. Credit Agreements (Continued)

Borrowings available under the Revolving Credit Facility are limited to a maximum of $150,000,000. Availability under the Revolving Credit Facility is reduced by the amount of outstanding undrawn letters of credit. Interest on the Revolving Credit Facility is payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. ABR is the greater of the prime rate or the federal funds rate plus 0.5%. The spreads on these rates may be reduced as a result of the Company meeting certain financial ratios. As of December 31, 2010, the Company’s interest rate on the Revolving Credit Facility was 2.26%. As of December 31, 2010, the Company had $145,666,000 available under its Revolving Credit Facility and no outstanding borrowings. The Company pays a Revolving Credit Facility commitment fee of 0.375% on the average available unused commitment. The Revolving Credit Facility matures and is due on November 10, 2012, unless terminated earlier under certain conditions contained in the Credit Agreements.

The Credit Agreements provide the Company the ability to issue letters of credit. Outstanding undrawn letters of credit reduce availability under the Company’s Revolving Credit Facility. The letters of credit accrue interest at a rate of 2.63%, paid quarterly on the undrawn daily aggregate exposure of the preceding quarter. This rate may be reduced as a result of meeting certain financial ratios. At December 31, 2010 and 2009, letters of credit outstanding were $4,334,000 and $5,040,000, and interest rates were 2.13% and 2.63% respectively.

The principal amount of and the outstanding balance under the First Lien Term Loan (the First Lien) was $657,229,000 and $910,706,000 (net of loans held in treasury by the Company) at December 31, 2010 and 2009, respectively. Prior to the 2010 debt repayments, principal payments were due in quarterly installments of $2,375,000. Interest on the First Lien is payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. At December 31, 2010 and 2009 the Company’s interest rate on the First Lien was 2.76% and 2.78%, respectively. The outstanding principal balance is payable on the earlier of November 10, 2013, or the date of termination of the First Lien, whether by its terms, by prepayment, or by acceleration. In addition to scheduled principal payments, the First Lien requires an excess cash flow payment each year. The required excess cash flow payment is the amount by which 50% of the excess cash flow (as defined in the credit agreement) generated by the Company in any given year exceeds the principal payments made during that year. The excess cash flow payment is due 125 days after year-end. For the year ending December 31, 2010, based on the calculation, the Company is not required to make an excess cash flow payment. For the year ending December 31, 2009, the required excess cash flow payment was $29,576,000, which was paid in 2010. This payment was classified as current debt in the consolidated balance sheet as of December 31, 2009.

The principal amount of and the outstanding balance under the Second Lien Term Loan (the Second Lien) was $0 and $180,833,000 (net of loans held in treasury by the Company) at December 31, 2010 and 2009, respectively. Interest on the Second Lien was payable at LIBOR plus 6.0%, or ABR plus 5.0%, as selected by the Company. At December 31, 2009, the Company’s interest rate on the Second Lien was 6.28%. The outstanding principal balance was payable on the earlier of May 10, 2014, or the date of termination of the Second Lien, whether by its terms, by prepayment, or by acceleration.

In 2010, the Company used net proceeds from its initial public offering and a substantial portion of its cash and cash equivalents to pay down debt.  In February 2010, we used $221.6 million in net proceeds from the initial public offering to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010 and December 2010, we used $138.5 million and $74.2 million respectively, of cash and cash equivalents on hand to further pay down our first lien term loan principal. As a result of these debt repayments, the outstanding balance on the first lien credit facility had been reduced to $657.2 million, and our second lien credit facility had been repaid in full and terminated. Also, quarterly installments for principal payments of $2,375,000 were paid in full for the remainder of the first lien term loan.

The Credit Agreements require the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt divided by EBITDA, as defined within the Credit Agreements) of 5.75 as of December 31, 2010. The leverage ratio decreases quarterly, and for 2011, the Company will be required to maintain a leverage ratio of 5.75, 5.50, 5.25, and 4.75 for the first, second, third, and fourth quarters, respectively. As of September 30, 2008, the Company had violated its debt covenant. As permitted by the Credit Agreements, this violation was remedied by an equity contribution of $15,500,000 from CCMP in the fourth quarter of 2008. The Company was in compliance with all requirements as of December 31, 2010 and 2009.

The Credit Agreements restrict the circumstances in which distributions and dividends can be paid by its’ Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreements restrict the aggregate amount of dividends and distributions that can be paid and require the maintenance of certain leverage ratios.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

5. Credit Agreements (Continued)

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

The Company entered into two new interest rate swap agreements during the twelve month period ending December 31, 2010.  The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).  These two swap agreements are the only interest rate swap agreements outstanding as of December 31, 2010. The fair value of the interest rate swap agreements, including the impact of credit risk, at December 31, 2010, was a liability of $4,145,000. At December 31, 2009, the fair value of the interest rate swap agreements, including the impact of credit risk, was $0.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

6. Redeemable Stock and Stockholders’ Equity (Deficit)

Certain of the current equity investors (affiliates of CCMP Capital Advisors, LLC and related entities, affiliates of Unitas Capital Ltd., certain members of management of the Subsidiary and board of directors of the Company) had previously acquired a combination of Class A and Class B Common stock and Series A Preferred stock of the Company. General terms of these securities are:

Preferred stock

Series A Convertible Preferred stock:    Each Series A Preferred share was entitled to a priority return preference equal to the sum of $10,000 per share base amount plus an amount sufficient to generate a 14% annual return on that base amount compounded quarterly from the date of issuance until the accreted priority return preference was paid in full. Each Series A Preferred share also participated in any equity appreciation beyond the Series A Preferred priority return (the Series A Equity Participation).

Voting:    Series A Preferred shares did not have voting rights, subject to certain limited approval rights.

Distributions:    Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets were to be paid to Series A Preferred stockholders as follows: Series A Preferred shares were entitled to receive an amount equal to the Series A Preferred base amount of $10,000 per share plus an amount sufficient to generate a 14% annual return on that base amount, compounded quarterly from the date in which the Series A Preferred shares were originally issued. Series A Preferred shares then received an equity participation on all remaining proceeds after payment of this priority return to all Series A Preferred stockholders equal to 24.3% of remaining proceeds (Series A Equity Participation). No distribution would be made to any holder of common stock until the Series A Preferred stockholders had received all distributions to which they were entitled as previously described. After such distributions were made to the Series A Preferred stockholders, the holders of common stock were entitled to receive any remaining payments or distributions in accordance with their respective priorities.

Liquidations:    Distributions in connection with any liquidation or change of control transaction would be made in accordance with the distributions described above. No distribution would be made to any holder of common stock until the Series A Preferred stockholders had received all distributions to which they were entitled as described above. After such distributions were made to the Series A Preferred stockholders, the holders of common stock would be entitled to receive any remaining payments or distributions in accordance with their respective priorities.

Conversion:    Series A Preferred shares automatically converted into Class A common shares at the time of the initial public offering (IPO). Any unpaid Series A preferred return (base $10,000 per share plus 14% accretion) was converted into additional Class A common shares valued at the IPO price net of underwriter's discount. That is, each Series A Preferred share was converted into a number of Class A common shares equal to (i) a fraction, the numerator of which is the unpaid priority return on such Series A Preferred share and the denominator of which is the value of a Class A common share at the time of conversion plus (ii) the number of Class A common shares required to be issued to satisfy the Series A Equity Participation. The number of shares of Class A common stock which were issued upon conversion of the Series A Preferred was dependent upon the initial public offering price of the Class A common stock on the date of conversion as well as the unpaid priority return of the Series A Preferred stock.

The Series A Preferred were redeemable in a deemed liquidation in the event of a change of control. The redemption features were considered to be outside the control of the Company and therefore, all shares of Series A Preferred stock were recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities  (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). Until the time of the IPO, no adjustment to the carrying value of the Series A Preferred stock securities had been recorded, and the priority returns had not been accreted as a change of control was not probable.

Common stock

Class B Convertible common stock:    Class B shares participated in the equity appreciation after the Series A Preferred priority return was satisfied. Each Class B share was entitled to a priority return preference equal to the sum of $10,000 per share base amount plus an amount sufficient to generate a 10% annual return on that base amount compounded quarterly from the date of issue until the Class B priority return preference is paid in full. Each Class B share also participated in any equity appreciation beyond the Class B priority return.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

6. Redeemable Stock and Stockholders’ Equity (Deficit) (Continued)

Voting:    Each Class B share was entitled to one vote per share on all matters on which stockholders voted.

Class A common stock:    Class A shares participated in the equity appreciation after the Class B priority return was satisfied.

Class A shares did not have voting rights, priority preference or any accretion rights.

Distributions:    After payment of the priority return to Series A Preferred shareholders previously described above under Preferred Stock, dividends and other distributions that remain available to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, were to be paid to the common stockholders as follows: Class B shares were entitled to receive an amount equal to the Class B base amount of $10,000 per share plus an amount sufficient to generate a 10% annual return on that base amount, compounded quarterly from the date in which the Class B shares were originally issued. After payment of this priority return to Class B holders, the holders of Class A shares and Class B shares participated together equally and ratably in any and all distributions by the Company.

Liquidations:    Distributions made in connection with any liquidation or change of control transaction would be made in accordance with the distributions previously described above in the preceding paragraph. In addition, any remaining assets after the Class B preferential distribution would be allocated to the Class A and Class B shares as follows: the Class B shares would receive a percentage of the remaining assets equal to the sum of (i) 88% plus (ii) the product of (A) 12% multiplied by (B) one minus a fraction, the numerator of which is the number of issued and outstanding vested shares of Class A shares and the denominator is 9,350.0098. The remainder would be allocated to the Class A shares.

Conversion:    Class B shares automatically converted into Class A shares immediately prior to the IPO. Any unpaid Class B Common priority return (base $10,000 per share plus 10% accretion) was "paid" in additional Class A common shares valued at the IPO price net of underwriter's discount. That is, each Class B share converted into a number of Class A shares required to be issued to satisfy the Class B Common priority return. Each Class B share converted into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which was the unpaid priority return on such Class B share and the denominator of which was the value of a Class A share at the time of conversion, in all cases subject to the priority rights and preferences of the Series A Preferred Shares. The number of shares of Class A common stock which were issued upon conversion of the Class B common stock was dependent upon the initial public offering price of the Class A common stock on the date of conversion as well as the unpaid priority return of the Class B common stock.

The Class B common were redeemable in a deemed liquidation in the event of a change of control. The redemption features were considered to be outside the control of the Company and therefore, all shares of Class B common stock were recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity).  Until the time of the IPO, no adjustment to the carrying value of Class B Common stock securities had been recorded, and the priority returns had not been accreted as a change of control was not probable.

Accretion: Cumulative accretion on Series A preferred stock and Class B common stock at the time of the IPO on February 17, 2010, was as follows:

	Series A Preferred	Class B Common
Carrying value	$113,109	$765,096
Cumulative accretion	17,006	286,299
	$130,115	$1,051,395

The amounts above do not include the additional base amount of $25,790,000 on Class B common stock or the impact of Series A Equity Participation on Series A Preferred stock, both of which were recognized as a beneficial conversion at the time of the initial public offering.

 Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

6. Redeemable Stock and Stockholders’ Equity (Deficit) (Continued)

Management Equity Incentive Plan:    On November 10, 2006, the Company adopted the 2006 Management Equity Incentive Plan (2006 Equity Incentive Plan). The 2006 Equity Incentive Plan provided for awards with respect to a maximum of 9,350.0098 Class A Common shares and 5,000 Class B Common shares, subject to certain adjustments. On November 10, 2006, and from time to time thereafter, certain members of management purchased restricted shares of Class A Common stock under the 2006 Equity Incentive Plan for $341 per share and pursuant to restricted stock agreements. One half of the restricted shares vested over time (Time Vesting Shares), with 25% vesting on November 10, 2007 and on the next three anniversaries thereafter, so long as the participant was still employed by the Company or one of its subsidiaries on the applicable vesting date. Upon the occurrence of a change of control of the Company, any unvested Time Vesting Shares immediately vested in full, so long as the participant was still employed by the Company or one of its subsidiaries. The other half of the restricted shares immediately vested (performance-based vesting) in full, provided the participant was still then employed by the Company or one of its subsidiaries, upon the occurrence of either: (i) a change of control of the Company that provides CCMP with a certain rate of return with respect to net proceeds received by CCMP from their investment in the Company; or (ii) from and after the date of an IPO, the achievement with respect to shares of the Class A Common stock of an average closing trading price exceeding, in any 60 consecutive trading day period starting prior to the later of (a) the fifth year anniversary of the date of grant of the restricted shares, and (b) one year after the IPO, a certain threshold with respect to net proceeds received by CCMP from their investment in the Company. As a condition to the purchase of restricted shares, members of management executed confidentiality, non-competition and intellectual property agreements.

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company has recorded $6,000, $38,000, and $40,000 of stock-based compensation expense related to the Time Vesting Shares in 2010, 2009, and 2008, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $159,000 of stock-based compensation expense related to the accelerated vesting in 2010.

Issuance and repurchases of securities

Class A Common Stock:     In 2008, 555.1566 restricted shares of Class A common stock were repurchased by the Company, at a price of $341 per share, from members of management who terminated their employment with the Subsidiary.

Class B Common Stock:     In 2008, the Company issued 2,400 shares of Class B Common stock to CCMP in exchange for certain term loans under the second lien credit facility that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Class B Common stock per $10,000 of the aggregate outstanding principal amount of the loans that were so exchanged. Such purchased term loans had an aggregate outstanding principal amount equal to $24,000,000. In accordance with the preemptive rights provisions of the Shareholders' Agreement, CCMP subsequently transferred shares of Class B Common stock it had purchased to various investment funds affiliated with CCMP, certain members of management and board members. The shares exchanged were valued at the discounted amount paid for the debt, which approximated the Class B Common stock's fair value at that date. The equity consideration was less than the outstanding principal amount, therefore a gain on debt extinguishment was recorded. A summary of how the 2,400 Class B Common shares issued in exchange for repurchased debt is accounted for in the consolidated financial statements is as follows (dollars in thousands):

	Number of Shares	Face Value of Debt	Consideration Paid	Fair Value of Shares Exchanged	Contingent Beneficial Conversation	Gain on Extinguishment of debt
Year ending December 31, 2008	2,400	$24,000	$18,249	$18,249	5,492	$5,363

The Company determined that the conversion feature in the Class B Common stock was in-the-money at the date of issuance and therefore represented a beneficial conversion feature. Since the Class B Common stock was convertible upon an initial public offering, it was contingent upon a future event and had not been recorded in the consolidated financial statements prior to the IPO. The beneficial conversion feature, which was valued at $25,790,000 at its commitment date, was recorded at the completion of the IPO on February 10, 2010 as a return to Class B Common stockholders analogous to a dividend. Since no retained earnings were available to pay this dividend at resolution of the contingency, the dividend was charged against additional paid in capital resulting in no net impact. Upon the completion of the IPO on February 10, 2010, the Company recorded the beneficial conversion of $25,790,000 as a reduction and offsetting increase to additional paid in capital as no retained earnings were available. There was no net impact on additional paid-in-capital.

 Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

6. Redeemable Stock and Stockholders’ Equity (Deficit) (Continued)

Series A Preferred Stock:    In November 2008, the Company issued 1,550 shares of the Series A Preferred stock to CCMP for an aggregate purchase price of $15,500,000. In September 2009, the Company issued 2,000 shares of the Series A Preferred stock to CCMP and certain members of management and the board of directors, for an aggregate purchase price of $20,000,000. In December 2008 and in 2009, the Company issued an aggregate of 6,285 and 1,476 shares of Series A Preferred stock, respectively, to CCMP in exchange for certain term loans under the first and second lien credit facilities that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Series A Preferred stock per $10,000 of the amount paid by CCMP for the loans that were so exchanged. Such purchased term loans had an aggregate outstanding principal amount equal to $154,815,000. The equity consideration was less than the outstanding principal amount, therefore a gain on debt extinguishment was recorded. A summary of the exchanges of purchased term loans for Series A Preferred stock by year is as follows (dollars in thousands):

	Number of Shares	Face Value of Debt	Consideration Paid	Gain on Extinguishment of debt
Year ending December 31, 2009	1,476	$29,898	$14,754	$14,745
Year ending December 31, 2008	6,285	124,917	62,855	60,022

The Company determined that the conversion feature in the Series A Preferred stock had a contingent beneficial conversion feature at the date of issuance. The Series A Preferred stock was convertible upon an initial public offering and the number of additional Class A Common shares which may be issued was unknown prior to the IPO. Since it was contingent upon a future event, it had not been recorded in the consolidated financial statements prior to the IPO. The beneficial conversion feature, which is the result of the additional Class A shares issued to satisfy the Series A Equity Participation, was recorded at the completion of the initial public offering on February 10, 2010, as a return to Series A Preferred stockholders analogous to a dividend. Since no retained earnings were available to pay this dividend at resolution of the contingency, the dividend was charged against additional paid in capital resulting in no net impact. Upon the completion of the IPO on February 10, 2010, the Company recorded the beneficial conversion of $114,900,000 as a reduction and offsetting increase to additional paid in capital as no retained earnings were available. There was no net impact on additional paid-in-capital.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

7. Earnings Per Share

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

	Year ended December 31 ,
	2010	2009	2008
Net income (loss)	$56,913	$43,055	$(555,955)
Less: accretion of Series A Preferred stock	(2,042)	(14,151)	(785)
Less: accretion of Class B Common stock	(12,133)	(100,191)	(90,567)
Less: beneficial conversion	(140,690)	-	-
Net loss attributable to Common stock (formerly Class A Common stock)	(97,952)	(71,287)	(647,307)
Income attributable to Class B Common stock	12,133	100,191	90,567
Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$(1.65)	$(41,111)	$(357,628)
Class B Common stock	$505	$4,171	$3,780
Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$(1.65)	$(41,111)	$(357,628)
Class B Common stock	$505	$4,171	$3,780
Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	59,364,958	1,734	1,810
Dilutive effect of stock compensation awards	-	-	-
Diluted	59,364,958	1,734	1,810
Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	24,018	24,018	23,961

The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect a 3.294 for 1 reverse stock split immediately prior to the IPO on February 10, 2010. For the year ended December 31, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 257,038.

The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from diluted earnings per share calculations for 2009 and 2008, as this contingent event had not yet occurred by the end of the respective reporting periods. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return. The conversion at the time of the IPO, as well as the reverse stock split, resulted in 19,511,018 and 26,859,906 shares of common stock issued for the Series A Preferred stock and Class B Common stock, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

8. Income Taxes

The Company’s provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$–	$–	$–
State	307	339	400
	307	339	400
Deferred:
Federal	19,127	15,221	(195,035)
State	2,831	(12,378)	(11,240)
	21,958	2,843	(206,275)
Change in valuation allowance	(21,958)	(2,843)	206,275
Provision for income taxes	$307	$339	$400

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject. The statute of limitation for tax years 2010, 2009, 2008, and 2007 is open, for federal and state income taxes. Additionally, tax year 2006 remains open for examination by certain state taxing authorities.

Significant components of deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Goodwill and intangible assets	$186,014	$214,337
Accrued expenses	11,967	11,700
Deferred revenue	1,093	945
Inventories	2,733	1,970
Pension obligations	3,862	3,635
Stock based compensation	2,435	–
Operating loss and contribution carryforwards	64,436	61,555
Other	381	374
Valuation allowance	(267,571)	(289,529)
Total deferred tax assets	5,350	4,987
Deferred tax liabilities:
Depreciation	4,780	4,662
Prepaid expenses	570	325
Total deferred tax liabilities	5,350	4,987
Net deferred tax asset	$–	$–

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

8. Income Taxes (Continued)

The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,
	2010	2009
Net current deferred tax assets	$15,269	$14,458
Net long-term deferred tax assets	252,302	275,071
Valuation allowance	(267,571)	(289,529)
Net deferred tax assets	$–	$–

The Company is currently in a three year cumulative net loss position, due primarily to a goodwill and tradename impairment write-off in 2008, and therefore has not considered expected future taxable income in analyzing the realizability of the deferred tax assets as of December 31, 2010. As a result of this analysis, we have recorded a full valuation allowance against these net deferred tax assets.

At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $166,100,000, which expire between 2026 and 2030, and various state net operating loss carryforwards, which expire between 2016 and 2030.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986 as amended and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has no such limitation as of December 31, 2010, and no limitation was triggered by our initial public offering which occurred on February 10, 2010. Future ownership changes may result in such a limitation.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,
	2010	2009	2008
U.S. statutory rate	35%	35%	35%
State taxes	4	4	2
Valuation allowance	(38)	(38)	(37)
Effective tax rate	1%	1%	0%

At December 31, 2010 and 2009 the Company has no reserves recorded for uncertain tax positions.

9. Benefit Plans

Medical and Dental Plan

The Company has a medical and dental benefit plan covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plan were $7,300,000, $5,900,000, and $6,000,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The plan maintains individual stop loss insurance policies on the medical portion of $200,000 to mitigate losses. Balances for the incurred but not yet reported claims, including reported but unpaid claims at December 31, 2010, and 2009, were $800,000 and $1,200,000, respectively. The Company estimates claims incurred but not yet reported each month based on its historical experience, and the Company adjusts its accrual to meet the estimated liability.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for virtually all employees who meet certain eligibility requirements. Under the plan, employees may defer receipt of a portion of their eligible compensation.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

9. Benefit Plans (Continued)

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

The Company recognized $2,300,000 and $2,300,000 of expense related to this plan in 2010 and 2009, respectively. The Company made no contributions to this plan in 2008, and accordingly, no expense has been recognized in the accompanying consolidated statement of operations.

Pension Plans

The Company has noncontributory salaried and hourly pension plans (combined the Pension Plans) covering substantially all of its employees. The benefits under the salaried plan are based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.

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

The Company uses a December 31 measurement date for the Pension Plans. Information related to the Pension Plans is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Accumulated benefit obligation at end of period	$46,049	$41,845
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$41,845	$38,030
Service cost	–	–
Interest cost	2,359	2,338
Net actuarial loss	3,138	2,633
Benefits paid	(1,293)	(1,156)
Projected benefit obligation at end of period	$46,049	$41,845
Change in plan assets
Fair value of plan assets at beginning of period	$28,128	$23,663
Actual return on plan assets	3,780	4,132
Company contributions	--	1,489
Benefits paid	(1,293)	(1,156)
Fair value of plan assets at end of period	$30,615	$28,128
Funded status: accrued pension liability included in other long-term liabilities	$(15,434)	$(13,717)
Amounts recognized in accumulated other comprehensive income
Net actuarial (loss)/gain	$(5,607)	$(4,492)

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

9. Benefit Plans (Continued)

The estimated actuarial loss for the Pension Plans that was amortized from OCI into net periodic benefit cost during 2010 is $247,000.

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Components of net periodic pension expense:
Service cost	$–	$–	$2,477
Interest cost	2,359	2,338	2,452
Expected return on plan assets	(2,004)	(1,804)	(2,733)
Amortization of net loss	247	240	–
Net periodic pension expense	$602	$774	$2,196

Weighted-average assumptions used to determine benefit obligation are as follows:

	December 31,
	2010	2009
Discount rate	5.23%	5.76
Rate of compensation increase (1)	n/a	n/a

(1) No compensation increase was assumed, as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension expense are as follows:

	Year ended December 31,
	2010	2009	2008
Discount rate	5.76%	6.28%	6.48%
Expected long-term rate of return on plan assets	7.30	7.66	9.00
Rate of compensation increase (1)	n/a	n/a	4.25

(1) No compensation increase was assumed in 2010 or 2009, as the plans were frozen effective December 31, 2008.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

9. Benefit Plans (Continued)

The Pension Plan’s weighted-average asset allocation at December 31, 2010 and 2009, by asset category, is as follows (dollars in thousands):

		December 31, 2010		December 31, 2009
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	24%	$7,385	24%	$9,246	33%
Domestic equity	49%	14,967	49%	13,262	47%
International equity	17%	5,211	17%	4,504	16%
Real estate	10%	3,052	10%	1,116	4%
Total	100%	$30,615	100%	$28,128	100%

The fair values of the Pension Plan's assets at December 31, 2010 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$28,141	$28,141	$–	$–
Collective trust	2,474	–	2,474	–
Total	$30,615	$28,141	$2,474	$–

The fair values of the Pension Plan's assets at December 31, 2009 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$23,062	$23,062	$–	$–
Collective trust	3,950	–	3,950	–
Pooled separate account	1,116			1,116
Total	$28,128	$23,062	$3,950	$1,116

A reconciliation of beginning and ending balances for Level 3 assets for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

Separate Account (Level 3)
Balance as of December 31, 2008	$1,631
Realized losses	(515)
Balance as of December 31, 2009	1,116
Transfers out of Level 3	(1,116)
Balance as of December 31, 2010	$-

The transfers out of level 3 in 2010 were the result of changes in investment allocation from a pooled separate account to mutual funds (a level 1 investment). The valuation techniques used to measure the fair value of plan assets classified as level 3, were valued based on quoted or observed market prices of the underlying assets.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

9. Benefit Plans (Continued)

Mutual Funds – This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio.  The plan’s mutual funds are designed to track exchange indices, and invest in diverse industries.  Some mutual funds are classified as regulated investment companies.  Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   These investments are classified within Level 1 of the fair value hierarchy.

Collective Trusts – This category includes public investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the trust. The NAV is based on the value of the underlying assets owned by the trust, minus its liabilities, and then divided by the number of shares outstanding. The NAV of the trust is classified within Level 2 of the fair value hierarchy.

Pooled Separate Account - This category invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable level 3 pricing inputs.

The Company’s target allocation for equity securities and real estate is generally between 65% – 85%, with the remainder allocated primarily to bonds. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company expects to make estimated contributions of $2,000,000 to the Pension Plans in 2011.

The following benefit payments are expected to be paid from the Pension Plans (dollars in thousands):

Year
2011	$1,389
2012	1,485
2013	1,589
2014	1,721
2015	1,810
Years 2016 – 2020	$11,199

10. Share Plans

On November 10, 2006, the Company adopted the 2006 Management Equity Incentive Plan (2006 Equity Incentive Plan). The 2006 Equity Incentive Plan provided for awards with respect to a maximum of 9,350.0098 shares of Common stock (formerly Class A Common stock) and 5,000 Class B Common shares, subject to certain adjustments. On November 10, 2006, and from time to time thereafter, certain members of management purchased restricted shares of Class A Common stock under the 2006 Equity Incentive Plan for $341 per share and pursuant to restricted stock agreements. One half of the restricted shares vested over time (Time Vesting Shares), with 25% vesting on November 10, 2007 and on the next three anniversaries thereafter, so long as the participant was still employed by the Company or one of its subsidiaries on the applicable vesting date. Upon the occurrence of a change of control of the Company, any unvested Time Vesting Shares immediately vested in full, so long as the participant was still employed by the Company or one of its subsidiaries. The remaining restricted shares immediately vested (performance-based vesting) in full, provided the participant was still then employed by the Company or one of its subsidiaries, upon the occurrence of either: (i) a change of control of the Company that provides CCMP with a certain rate of return with respect to net proceeds received by CCMP from their investment in the Company; or (ii) from and after the date of an IPO, the achievement with respect to shares of the Common stock (formerly Class A Common stock) of an average closing trading price exceeding, in any 60 consecutive trading day period starting prior to the later of (a) the fifth year anniversary of the date of grant of the restricted shares, and (b) one year after the IPO, a certain threshold with respect to net proceeds received by CCMP from their investment in the Company. As a condition to the purchase of restricted shares, members of management executed confidentiality, non-competition and intellectual property agreements.

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company has recorded $6,000, $38,000, and $40,000 of stock-based compensation expense related to the Time Vesting Shares in 2010, 2009, and 2008, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $159,000 of stock-based compensation expense related to the accelerated vesting in 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. Total share-based compensation cost related to the equity incentive plan recognized in the consolidated statement of operations was $6,198,000 in 2010, net of actual forfeitures, which is recorded in operating expenses in the consolidated statement of operations.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

10. Share Plans (Continued)

Stock Options - The stock options issued at the time of the IPO have an exercise price equal to the IPO price of $13.00 per share, and vest in equal installments over five years, subject to the grantee’s continued employment or service. The options expire 10 years after the date of grant.

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

2010
Expected stock price volatility	50%
Risk free interest rate	2.94%
Expected annual dividend per share	$-
Expected life of options (years)	6.5

The weighted-average grant-date fair value of options granted during 2010 was $6.84 per option. There have been no options exercised during 2010.

A summary of option activity as of December 31, 2010 and changes during the twelve months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2009	-	-
Granted	4,366,504	$13.02
Exercised	-	-
Expired	-	-
Forfeited	(130,245)	(13.00)
Outstanding as of December 31, 2010	4,236,259	$13.02	9.1	$13,349
Exercisable as of December 31, 2010	-	-	-	-

As of December 31, 2010, there was $21,205,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 4.1 years. Total share-based compensation cost related to the stock options for 2010 was $4,470,000, which is recorded in operating expenses in the consolidated statement of operations.

Non-vested Stock - The non-vested stock awards will vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

10. Share Plans (Continued)

A summary of the status of the Company's restricted share awards as of December 31, 2010 and changes during the twelve months then ended is presented in the table below:

Non-vested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2009	-	$-
Granted	439,999	13.02
Vested	-	-
Forfeited	(9,844)	(13.00)
Non-vested as of December 31, 2010	430,155	$13.02

As of December 31, 2010, there was $3,543,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.1 years. Total share-based compensation cost related to the restricted stock for 2010 was $1,447,000, which is recorded in operating expenses in the consolidated statement of operations.

During 2010, 21,406 shares of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants was $281,000, which is recorded in operating expenses in the consolidated statement of operations.

11. Commitments and Contingencies

The Company leases certain computer equipment, automobiles, and warehouse space under operating leases with initial lease terms ranging up to three years.

The approximate aggregate minimum rental commitments at December 31, 2010, are as follows (dollars in thousands):

Amount
Year
2011	$124
2012	106
2013	44
2014	-
2015	-
Total	$274

Total rent expense for the years ended December 31, 2010, 2009 and 2008, which includes short-term data processing equipment rentals, was approximately $554,000, $347,000, and $415,000, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after of shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2010 and 2009 was approximately $9,735,000 and 6,966,000, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12. Related-Party Transactions

Prior to the IPO, the Company had an agreement to pay CCMP and Unitas Capital and related entities an annual advisory fee of $500,000. The Company expensed $55,000 in advisory fees for 2010, and $500,000 in advisory fees for 2009 and 2008. This agreement was terminated effective with the IPO on February 10, 2010.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

13. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial information for the years ended December 31, 2010 and 2009, (in thousands, except per share data):

	Quarters Ended 2010
	Q1	Q2	Q3	Q4
Net sales	$130,718	$140,455	$160,666	$161,041
Gross profit	51,418	54,745	67,362	63,832
Operating income	15,464	18,854	29,770	26,208
Net income	2,468	12,834	22,998	18,613
Less: accretion of Series A preferred stock	(2,042)	-	-	-
Less: accretion of Class B common stock	(12,133)	-	-	-
Less: beneficial conversion	(140,690)	-	-	-
Net (loss) income attributable to Common stock (formerly Class A Common stock)	(152,397)	12,834	22,998	18,613
Income attributable to Class B common stock	12,133	-	-	-
Net (loss) income per common share, basic:
Common stock (formerly Class A Common stock)	$(4.26)	$0.19	$0.34	$0.28
Class B common stock	$505	$-	$-	$-
Net (loss) income per common share, diluted:
Common stock (formerly Class A Common stock)	$(4.26)	$0.19	$0.34	$0.28
Class B common stock	$505	$-	$-	$-

	Quarters Ended 2009
	Q1	Q2	Q3	Q4
Net sales	$140,446	$149,577	$144,261	$153,964
Gross profit	47,527	60,188	64,491	63,644
Operating income	13,816	24,786	30,588	29,322
Net income	5,794	7,032	18,281	11,948
Less: accretion of Series A preferred stock	(2,792)	(3,320)	(3,709)	(4,330)
Less: accretion of Class B common stock	(24,128)	(24,731)	(25,349)	(25,983)
Net loss attributable to Class A common stock	(21,126)	(21,019)	(10,777)	(18,365)
Income attributable to Class B common stock	24,128	24,731	25,349	25,983
Net (loss) income per common share, basic and diluted:
Class A common stock	$(12,172)	$(12,111)	$(6,209)	$(10,613)
Class B common stock	$1,005	$1,030	$1,055	$1,082

14. Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Balance at Beginning of Period	Additions Charged to Earnings	Charges to Reserve, Net (1)	Balance at End of Year
Year ended December 31, 2010
Allowance for doubtful accounts	$1,016	$(124)	$(169)	$723
Allowance for doubtful notes	965	–	(965)	–
Reserves for inventory	3,937	1,056	(934)	4,059
Valuation of deferred tax assets	289,529	(21,958)	–	267,571

Year ended December 31, 2009
Allowance for doubtful accounts	$1,020	$227	$(231)	$1,016
Allowance for doubtful notes	965	–	–	965
Reserves for inventory	4,908	548	(1,519)	3,937
Valuation of deferred tax assets	292,372	(2,843)	–	289,529

Year ended December 31, 2008
Allowance for doubtful accounts	$808	$394	$(182)	$1,020
Allowance for doubtful notes	850	115	–	965
Reserves for inventory	3,656	1,689	(437)	4,908
Valuation of deferred tax assets	86,097	206,275	–	292,372

(1) Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of. Deductions to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

15. Subsequent Events

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

There are inherent limitations to the effectiveness of any internal control over financial reporting, including the possibility of human error or the circumvention or overriding of the controls.  Accordingly, even an effective internal control over financial reporting can provide only reasonable assurance of achieving its objective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us, as a “non-accelerated filer”, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2011 Proxy Statement, and is incorporated by reference herein.

Item 11.  Executive Compensation

The information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

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

3.1
Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
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

10.3	Advisory Services and Monitoring Agreement, dated November 10, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).
10.4+	2006 Management Equity Incentive Plan, effective as of November 10, 2006 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).
10.5+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).
10.6+	Generac Holdings Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.7+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.8+
Amended and Restated Employment Agreement, dated January 14, 2010, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.65 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.9+
Employment Agreement, dated as of November 10, 2006, between Generac and Dawn Tabat (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.10+
Amendment to Employment Agreement, dated January 14, 2010, between Generac and Dawn Tabat (incorporated by reference to Exhibit 10.66 of the Registration Statement on Form S-1 filed with the SEC on October 20, 2009).

10.11+	Employment Letter to Clement Feng, dated December 29, 2009 (incorporated by reference to Exhibit 10.47 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
10.12+	Employment Letter with Terrence Dolan (incorporated by reference to Exhibit 10.62 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.13+	Severance Agreement with Edward LeBlanc, dated September 22, 2008 (incorporated by reference to Exhibit 10.49 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
10.14+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
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

10.18	Promissory Note Repayment Letter to Clement Feng, dated December 28, 2009 (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
10.19+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.20+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
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

21.1*	List of Subsidiaries of Generac Holdings Inc.
23.1*	Consent of Ernst & Young, Independent Registered Public Accounting Firm, relating to Generac Holdings Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ Aaron Jagdfeld
Aaron Jagdfeld
Chief Executive Officer

Dated: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld
Aaron Jagdfeld	Chief Executive Officer and Director	March 7, 2011

/s/ York A. Ragen
York A. Ragen	Chief Financial Officer and Chief Accounting Officer	March 7, 2011

/s/ John D. Bowlin
John D. Bowlin	Director	March 7, 2011

/s/ Barry J. Goldstein
Barry J. Goldstein	Director	March 7, 2011

/s/ Edward A. LeBlanc
Edward A. LeBlanc	Director	March 7, 2011

/s/ Stephen Murray
Stephen Murray	Director	March 7, 2011

/s/ David Ramon
David Ramon	Director	March 7, 2011

/s/ Timothy Walsh
Timothy Walsh	Director	March 7, 2011