Form 10-Q
period 2011-03-31
GENERAC HOLDINGS INC.
filed 2011-05-13
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 67,565,154 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,997	$78,583
Accounts and notes receivable, less allowance for doubtful accounts	62,410	63,154
Inventories	143,787	127,137
Prepaid expenses and other assets	3,800	3,645
Total current assets	299,994	272,519

Property and equipment, net	74,914	75,287

Customer lists, net	87,481	96,944
Patents, net	83,004	84,933
Other intangible assets, net	6,148	6,483
Deferred financing costs, net	5,320	5,822
Trade names	140,050	140,050
Goodwill	527,148	527,148
Other assets	259	697
Total assets	$1,224,318	$1,209,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,212	$41,809
Accrued wages and employee benefits	6,530	6,833
Other accrued liabilities	35,949	38,043
Current portion of long-term debt	24,731	–
Total current liabilities	119,422	86,685

Long-term debt	632,498	657,229
Other long-term liabilities	23,623	24,902
Total liabilities	775,543	768,816

Stockholders’ equity:
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 67,565,154 and 67,524,596 shares issued at March 31, 2011 and December 31, 2010, respectively	675	675
Additional paid-in capital	1,136,227	1,133,918
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(476,814)	(481,658)
Accumulated other comprehensive loss	(9,197)	(9,752)
Total stockholders’ equity	448,775	441,067
Total liabilities and stockholders’ equity	$1,224,318	$1,209,883

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$123,981	$130,718
Costs of goods sold	76,804	79,300
Gross profit	47,177	51,418

Operating expenses:
Selling and service	14,305	14,312
Research and development	3,885	3,722
General and administrative	6,117	5,159
Amortization of intangibles	11,727	12,761
Total operating expenses	36,034	35,954
Income from operations	11,143	15,464

Other (expense) income:
Interest expense	(6,001)	(8,492)
Investment income	36	74
Write-off of deferred financing costs related to debt extinguishment	–	(4,180)
Other, net	(241)	(316)
Total other expense, net	(6,206)	(12,914)

Income before provision for income taxes	4,937	2,550
Provision for income taxes	93	82
Net income	4,844	2,468

Preferential distribution to:
Series A preferred stockholders	–	(2,042)
Class B common stockholders	–	(12,133)
Beneficial conversion	–	(140,690)
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$4,844	$(152,397)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$0.07	$(4.26)
Class B common stock	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$0.07	$(4.26)
Class B common stock	n/a	$505

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,107,560	35,748,290
Class B common stock	n/a	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,344,349	35,748,290
Class B common stock	n/a	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net income	$4,844	$2,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,936	1,891
Amortization	11,727	12,761
Write-off of deferred financing costs related to debt extinguishment	–	4,180
Amortization of deferred financing costs	502	739
Provision for losses on accounts receivable	29	(27)
Loss on disposal of property and equipment	3	–
Share-based compensation	2,000	1,246
Net changes in operating assets and liabilities:
Accounts receivable	715	1,475
Inventories	(16,650)	16,611
Other assets	283	841
Accounts payable	10,403	(5,900)
Accrued wages and employee benefits	(303)	(1,222)
Other accrued liabilities	(2,818)	(16,627)
Net cash provided by operating activities	12,671	18,436

Investing activities
Proceeds from sale of property and equipment	3	–
Expenditures for property and equipment	(1,569)	(1,564)
Net cash used in investing activities	(1,566)	(1,564)

Financing activities
Proceeds from issuance of common stock	–	248,309
Payment of long-term debt	–	(360,117)
Proceeds from exercise of stock options	309	–
Net cash provided by (used in) financing activities	309	(111,808)

Net increase (decrease) in cash and cash equivalents	11,414	(94,936)
Cash and cash equivalents at beginning of period	78,583	161,307
Cash and cash equivalents at end of period	$89,997	$66,371

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

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at March 31, 2011 and December 31, 2010 were (dollars in thousands):

	March 31,	December 31,
	2011	2010
Pension liability	$(5,607)	$(5,607)
Unrealized losses on cash flow hedges	(3,590)	(4,145)
Accumulated other comprehensive loss	$(9,197)	$(9,752)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were three outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at March 31, 2011. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2010. In November 2010, the Company entered into a commodity forward contract to purchase $2,296,000 of copper.  The swap is effective from January 1, 2011, and terminates on April 30, 2011.  In February 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,378,000 of copper.  The contract is effective from March 1, 2011, and terminates on December 31, 2011.  In March 2011, the Company entered into commodity forward contracts to purchase a notional amount of $2,100,000 of copper.  The contract is effective from April 1, 2011, and terminates on December 31, 2011. Total losses recognized in the consolidated statements of operations on commodity contracts were losses of $1,000 and $15,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

There were no foreign currency hedge contracts outstanding during the three month period ending March 31, 2011.  The Company had one foreign currency hedge contract in place at March 31, 2010. The primary objective of that transaction was to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for the three months ended March 31, 2010 was not material.

Interest Rates

In 2010, the Company entered into two new interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. We maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,590)	$(4,145)
	(3,590)	(4,145)
Derivatives not designated as hedging instruments:
Commodity contracts	185	627
Total derivatives liability	$(3,405)	$(3,518)

As of March 31, 2011 and December 31, 2010, all derivatives that are not designated as hedging instruments are included in other assets in the condensed consolidated balance sheet. As of March 31, 2011 and December 31, 2010, all derivatives designated as hedging instruments are included in other long-term liabilities in the condensed consolidated balance sheet.

The fair value of the derivative contracts considers the Company’s credit risk as of March 31, 2011 and December 31, 2010, respectively.  Excluding the impact of credit risk, the fair value of the derivatives at March 31, 2011 and December 31, 2010 was a $3,514,000 and a $3,642,000 net liability, respectively, and this represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Amount of gain (loss) recognized in AOCI for the three months ended March 31,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the three months ended March 31,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the three months ended March 31,
	2011	2010	into net income (loss)	2011	2010	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps	$555	$(1,148)	Interest expense	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	—	—	(1)	(15)

3. Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosures among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $653,900,000 (level 2) at March 31, 2011, as calculated based on current quotations.

Assets and (liabilities) measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurement Using
	Total March 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(3,590)	$–	$(3,590)
Commodity and foreign currency contracts	$185	$–	$185

		Fair Value Measurement Using
	Total December 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(4,145)	$–	$(4,145)
Commodity and foreign currency contracts	$627	$–	$627

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

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America represent approximately 1% of net sales.

The Company's product offerings consist primarily of power products with a range of power output. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Residential power products	$69,186	$83,998
Industrial/Commercial power products	44,310	38,318
Other	10,485	8,402
Total	$123,981	$130,718

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Raw material	$76,091	$66,936
Work-in-process	819	315
Finished goods	71,068	63,945
Reserves for excess and obsolescence	(4,191)	(4,059)
	$143,787	$127,137

Property and equipment consists of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Land and improvements	$3,950	$3,950
Buildings and improvements	49,116	48,986
Leasehold improvements	4	–
Machinery and equipment	33,518	32,672
Dies and tools	11,711	11,301
Vehicles	810	827
Office equipment	7,012	6,836
Gross property and equipment	106,121	104,572
Less accumulated depreciation	(31,207)	(29,285)
Property and equipment, net	$74,914	$75,287

Other accrued liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Accrued commissions	$4,458	$4,578
Accrued interest	4,773	5,018
Accrued warranties – short term	16,927	17,155
Other accrued liabilities	9,791	11,292
	$35,949	$38,043

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

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended March 31,
	2011	2010

Balance at beginning of period	$22,478	$20,729
Payments	(3,658)	(3,326)
Charged to operations	3,430	3,371
Balance at end of period	$22,250	$20,774

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010

Other accrued liabilities	$16,927	$17,155
Other long-term liabilities	5,323	5,323
Balance at end of period	$22,250	$22,478

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):
	March 31,	December 31,
	2011	2010

First lien term loan	$664,372	$664,372
	664,372	664,372
Less treasury debt – first lien	7,143	7,143
Less current portion	24,731	-
	$632,498	$657,229

At March 31, 2011 and December 31, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement of the Company is secured by the associated collateral agreements which pledge virtually all assets of the Subsidiary. The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt (debt less cash and cash equivalents) divided by EBITDA, as defined in the Credit Agreement) of 5.75 as of March 31, 2011. The leverage ratio decreases quarterly, and for 2011, the Company has been or will be required to maintain a leverage ratio of 5.75, 5.50, 5.25, and 4.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of March 31, 2011 and December 31, 2010.

The Credit Agreement restricts the circumstances in which distributions and dividends can be paid by its Subsidiary. Payments can be made to the Company for certain expenses, and dividends can be used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and requires the maintenance of certain leverage ratios in order to pay certain dividends or distributions.

A voluntary debt repayment of $24,731,000 was made in April 2011, and as such, is classified as current debt as of March 31, 2011.

8. Earnings Per Share

The Company’s capitalization prior to its’ initial public offering (completed on February 17, 2010) consisted of Series A Preferred Stock, Class B Common Stock and Class A Common Stock. The Series A Preferred stock and Class B Common stock were redeemable in a deemed liquidation in the event of a change of control. The redemption features were considered to be outside the control of the Company and therefore, all shares of Series A Preferred stock and Class B Common stock were recorded outside of permanent equity in accordance with guidance originally issued under EITF Topic D-98, Classification and Measurement of Redeemable Securities (codified under Accounting Standards Codification 480, Distinguishing Liabilities from Equity). Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock were subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion, and the Class A Common stock was re-designated as “Common Stock”. Subsequent to the IPO, the Company has one class of common stock. The share and per share data used in basic and diluted earnings per share has been retrospectively restated to reflect only the 3.294 for 1 reverse stock split immediately prior to the IPO.

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

For the three month period ended March 31, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 55,381 shares.

	Three months ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2011	2010

Net income	$4,844	$2,468
Less: accretion of Series A Preferred stock	-	(2,042)
Less: accretion of Class B Common stock	-	(12,133)
Less: beneficial conversion	-	(140,690)
Net income (loss) attributable to Common stock (formerly Class A Common stock)	4,844	(152,397)
Income attributable to Class B Common stock	-	12,133

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$0.07	$(4.26)
Class B Common stock	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$0.07	$(4.26)
Class B Common stock	n/a	$505

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,107,560	35,748,290
Dilutive effect of stock compensation awards	236,789	-
Diluted	67,344,349	35,748,290

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	24,018

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

9. Income Taxes

The Company is currently in a three year cumulative net loss position, due primarily to a goodwill and tradename impairment write-off in 2008, and therefore has not considered expected future taxable income in analyzing the realizability of the Company’s deferred tax assets as of March 31, 2011. As a result of this analysis, we have recorded a full valuation allowance against these net deferred tax assets.

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended March 31,
	2011	2010
Components of net periodic pension expense:
Service cost	$–	$–
Interest cost	592	590
Expected return on plan assets	(586)	(501)
Amortization of net loss	68	62
Net periodic pension expense	$74	$151

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2011 and December 31, 2010 was approximately $10,513,000 and $9,735,000, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Subsequent Events

The Company entered into two new interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.

In April 2011, we used $24,731,000 of cash and cash equivalents on hand to pay down a portion of our first lien term loan. As a result of this debt repayment, the outstanding balance on the first lien credit facility has been reduced to $632,498,000 as of April 28, 2011.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency of major power outages;

•	availability of quality raw materials and key components used in producing our products;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	our ability to adjust to operating as a public company;

•	loss of our key management and employees;

•	increase in liability claims; and

•	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in Generac’s filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

We are a leading designer and manufacturer of a wide range of backup power generation products for the residential, commercial and industrial markets. We are the only significant market participant focused predominantly on these products, and we have one of the leading market positions in the standby generator market in the United States and Canada. We design, engineer and manufacture generators with an output of between 800W and 9mW of power. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available through a broad network of independent dealers, retailers and wholesalers.

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

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and summer and winter storm activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.    The market for commercial and industrial generators is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations. These trends can have a material impact on demand for industrial and commercial generators. However, the capital investment cycle may differ for the various industrial and commercial end markets (industrial, telecommunications, distribution, retail, health care facilities and municipal infrastructure, among others). The market for generators is also affected by general economic conditions, credit availability and trends in durable goods spending by consumers and businesses.

Operational factors

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. The operational factors that affect our business include the following:

New product start-up costs.    When we launch new products, we generally experience an increase in start-up costs, including engineering expenses, expediting costs, testing expenses and marketing expenses, resulting in lower margins after the initial launch of a new product. Margins on new product introductions generally increase over the life of the product as these start-up costs decline and we focus our engineering efforts on product cost reduction.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    We anticipate that interest expense will decrease in 2011 versus 2010 because, during 2010, we used the net proceeds from our initial public offering and available cash on hand to repay a substantial portion of outstanding indebtedness.  In addition, interest rate swap agreements, which are described further under the Liquidity and Financial Condition section, will mitigate the risk of interest rate volatility on a portion of our debt.

Factors influencing provision for income taxes.   We have $1.3 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2010 that we expect to generate cash tax savings of $510 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $166.1 million as of December 31, 2010, which we expect to generate an additional $58 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards to offset future federal income tax liabilities.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 24% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 26% to 30% in the fourth quarter, with different seasonality depending on the timing of major power outage activity in each year. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Results of operations

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Net Sales	$123,981	$130,718
Cost of Goods Sold	76,804	79,300
Gross profit	47,177	51,418
Operating Expenses:
Selling and service	14,305	14,312
Research and development	3,885	3,722
General and administrative	6,117	5,159
Amortization of intangibles	11,727	12,761
Total operating expenses	36,034	35,954
Income from operations	11,143	15,464
Total other expense, net	(6,206)	(12,914)
Income before provision for income taxes	4,937	2,550
Provision for income taxes	93	82
Net income	$4,844	$2,468

Residential products	$69,186	$83,998
Industrial & Commercial products	44,310	38,318
Other	10,485	8,402
Net sales	$123,981	$130,718

Net sales.    Net sales decreased $6.7 million, or 5.2%, to $124.0 million for the three months ended March 31, 2011 from $130.7 million for the three months ended March 31, 2010. This decrease was driven by a $14.8 million, or 17.6%, decrease in sales of residential products primarily due to a decline in demand for lower kilowatt portable generator products as a result of less severe power outages versus prior year.  In addition, to a lesser extent, residential product sales declined versus prior year due to higher levels of inventory in the channel coming into the year versus prior year.  Partially offsetting this residential product sales decrease was a $6.0 million, or 15.6%, increase in industrial and commercial product sales to $44.3 million in the current year from $38.3 million in the prior year driven by increased capital spending by our national account customers and strong demand for our larger industrial systems.

Costs of goods sold.    Costs of goods sold decreased $2.5 million, or 3.1%, to $76.8 million for the three months ended March 31, 2011 from $79.3 million for the three months ended March 31, 2010.  Raw material costs decreased $0.7 million year-over-year due to a decrease in sales volume, partially offset by higher commodity costs incurred during the current year quarter, primarily steel, copper and aluminum.  Direct labor, overhead, and inbound freight costs also decreased $1.8 million, year over year, resulting from the decrease in sales volume.

Gross profit.    Gross profit decreased $4.2 million, or 8.2%, to $47.2 million for the three months ended March 31, 2011 from $51.4 million for the three months ended March 31, 2010, primarily due to the overall decrease in sales volume, coupled with a continued increase in commodity costs during the three months ended March 31, 2011 versus the prior year quarter.

Operating expenses.    Operating expenses were flat on a year-over-basis at $36.0 million for the three months ended March 31, 2011 and 2010.  General and administrative expenses increased $1.0 million year-over-year mainly due to $0.8 million of higher share based compensation expense recorded during the three months ended March 31, 2011 for the time vesting of stock awards.  Amortization of intangibles decreased $1.0 million due to certain definite lived intangible assets that became fully amortized at the end of 2010.

Other expense.    Other expense decreased $6.7 million, or 51.9%, to $6.2 million for the three months ended March 31, 2011 from $12.9 million for the three months ended March 31, 2010.  Interest expense decreased $2.5 million versus prior year due to the repayment of debt in 2010.  The repayment of debt following our IPO in the first quarter of 2010 resulted in an acceleration of deferred financing cost amortization of $4.2 million that did not repeat in the first quarter of 2011.

Provision for income taxes.    Income tax expense was $0.1 million for both the three months ended March 31, 2011 and 2010. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.    As a result of the factors identified above, we generated net income of $4.8 million for the three months ended March 31, 2011 compared to $2.5 million for the three months ended March 31, 2010.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, decreased $4.3 million, or 13.7%, to $27.5 million for the three months ended March 31, 2011 from $31.8 million for the three months ended March 31, 2010 as a result of the previously described sales and margin declines.

Adjusted Net income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $17.1 million for the three months ended March 31, 2011 decreased 15.0% from $20.2 million for the three months ended March 31, 2010.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010 and December 2010, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million and $74.2 million, respectively, of our first lien term loan. As a result of these pay downs, the outstanding balance on the first lien credit facility has been reduced to $657.2 million as of March 31, 2011, and our second lien credit facility has been repaid in full and terminated.

At March 31, 2011, we had cash and cash equivalents of $90.0 million and $145.5 million of availability under our revolving credit facility, net of outstanding letters of credit.

Subsequent to quarter end, in April 2011, we used $24.7 million of cash and cash equivalents on hand to pay down a portion of our first lien term loan.

We have two interest rate swap agreements outstanding as of March 31, 2011. The first was entered into on January 21, 2010. The effective date of the swap is July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of the swap is October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. Subsequent to quarter end, on April 1, 2011, we entered into two new interest rate swap agreements. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. We expect to maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

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

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table summarizes our cash flows by category for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	$ Change	% Change
Net cash provided by operating activities	$12,671	$18,436	$(5,765)	31%
Net cash used in investing activities	$(1,566)	$(1,564)	$(2)	0%
Net cash provided by (used in) financing activities	$309	$(111,808)	$112,117	100%

Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2011 compared to $18.4 million for the three months ended March 31, 2010.  This year-over-year reduction in net cash provided by operating activities was the result of reduced profitability and increased working capital needs partially offset by reduced cash interest paid during the current year quarter.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $1.6 million, the majority of which related to the purchase of property and equipment.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2011, representing proceeds from the exercise of stock options.  Net cash used in financing activities was $111.8 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans.

Contractual Obligations

There have been no material changes to our contractual obligations since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-balance sheet arrangements

There have been no material changes with regards to off-balance sheet arrangements since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical accounting policies

There have been no material changes in our critical accounting policies since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our senior secured credit facilities but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;

•	to allocate resources to enhance the financial performance of our business;

•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2011 Proxy Statement;

•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and

•	in communications with our board of directors and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are provided for under our senior secured credit facilities (except where noted in footnote (i) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

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

We explain in more detail in footnotes (a) through (i) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

•
the adjustments for business optimization expenses, which we believe are appropriate for the reasons set out in note (e) below, represent costs associated with severance and other items which are reflected in operating expenses and income (loss) from continuing operations in our condensed consolidated statements of operations prepared in accordance with U.S. GAAP; and

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Net income	$4,844	$2,468
Interest expense	6,001	8,492
Depreciation and amortization	13,663	14,652
Income taxes provision	93	82
Non-cash impairment and other charges (a)	446	149
Non-cash share based compensation expense (b)	2,000	1,246
Write-off of deferred financing costs related to debt extinguishment (c)	-	4,180
Transaction costs and credit facility fees (d)	173	362
Business optimization expenses (e)	221	108
Sponsor fees (f)	-	56
Letter of credit fees (g)	2	2
Other state franchise taxes (h)	64	61
Holding company interest income (i)	(23)	(26)
Adjusted EBITDA	$27,484	$31,832

(a)   Represents the following non-cash charges:

• for the three months ended March 31, 2011, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

• for the three months ended March 31, 2010, unrealized mark-to-market adjustments on copper and Euro forward contracts;

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

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period;

(c)   Represents the write-off of a portion of deferred financing costs related to the accelerated repayment of debt after our initial public offering;

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

(e)  represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the three months ended March 31, 2011 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

(f)   Represents management, consulting, monitoring, transaction and advisory fees and related expenses paid or accrued to affiliates of CCMP and affiliates of Unitas (related parties) under an advisory services and monitoring agreement. This agreement automatically terminated upon consummation of our initial public offering, and, accordingly, we believe that these expenses do not reflect the expenses of our ongoing operations.

(g)    Represents fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

(h)   Represents franchise and business activity taxes paid at the state level. We believe that the inclusion of these taxes in calculating Adjusted EBITDA is similar to the inclusion of income taxes, as set forth in the table above.

(i)   Represents interest earned on cash held at Generac Holdings Inc. We exclude these amounts because we do not include them in the calculation of "Covenant EBITDA" under and as defined in our senior secured credit facilities.

Adjusted Net Income

Adjusted Net Income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs related to the Company’s debt, intangible asset impairment charges, and certain non-cash gains as reflected in the reconciliation table set forth below.

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company operations. Management believes the disclosure of Adjusted Net Income (loss) offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations, our cash flows, and the factors and trends affecting our business.

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items that we do not consider indicative of our ongoing operating performance or cash flows, such as amortization costs, and non-cash gains and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid.

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Net income	$4,844	$2,468
Provision for income taxes	93	82
Income before provision for income taxes	4,937	2,550
Amortization of intangible assets	11,727	12,761
Amortization of deferred financing costs	502	739
Write-off of deferred financing costs related to debt extinguishment	-	4,180
Adjusted net income before provision for income taxes	17,166	20,230
Cash income tax expense	(24)	(65)
Adjusted net income	$17,142	$20,165

Adjusted net income per common share - diluted:	0.25	n/m
Weighted average common shares outstanding - diluted:	67,344,349	n/m

New Accounting Standards

There have been no material changes since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For a discussion of changes in commodity, currency and interest rate related risks and hedging activities, see Note 2 – Derivative Instruments and Hedging Activities – to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In other respects, there has been no material change in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2011, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.   Risk Factors

There have been no material changes in our risk factors since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Dated: May 13, 2011