Form 10-Q
period 2011-06-30
GENERAC HOLDINGS INC.
filed 2011-08-12
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2011, there were 67,579,525 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,746	$78,583
Accounts and notes receivable, less allowance for doubtful accounts	79,810	63,154
Inventories	139,728	127,137
Prepaid expenses and other assets	3,043	3,645
Total current assets	301,327	272,519

Property and equipment, net	74,729	75,287

Customer lists, net	77,913	96,944
Patents, net	81,055	84,933
Other intangible assets, net	5,809	6,483
Deferred financing costs, net	4,640	5,822
Trade names	140,050	140,050
Goodwill	527,136	527,148
Other assets	116	697
Total assets	$1,212,775	$1,209,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,736	$41,809
Accrued wages and employee benefits	6,814	6,833
Other accrued liabilities	39,386	38,043
Current portion of long-term debt	–	–
Total current liabilities	90,936	86,685

Long-term debt	632,498	657,229
Other long-term liabilities	26,261	24,902
Total liabilities	749,695	768,816

Stockholders’ equity:
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 67,579,525 and 67,524,596 shares issued at June 30, 2011 and December 31, 2010, respectively	675	675
Additional paid-in capital	1,137,945	1,133,918
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(461,525)	(481,658)
Accumulated other comprehensive loss	(11,899)	(9,752)
Total stockholders’ equity	463,080	441,067
Total liabilities and stockholders’ equity	$1,212,775	$1,209,883

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$161,363	$140,455	$285,344	$271,173
Costs of goods sold	101,010	85,710	177,814	165,010
Gross profit	60,353	54,745	107,530	106,163

Operating expenses:
Selling and service	17,317	13,809	31,622	28,121
Research and development	3,608	3,482	7,493	7,204
General and administrative	5,772	5,679	11,889	10,838
Amortization of intangibles	11,856	12,921	23,583	25,682
Total operating expenses	38,553	35,891	74,587	71,845
Income from operations	21,800	18,854	32,943	34,318

Other (expense) income:
Interest expense	(5,934)	(5,720)	(11,935)	(14,212)
Investment income	23	36	59	110
Write-off of deferred financing costs related to debt extinguishment	(186)	–	(186)	(4,180)
Other, net	(327)	(259)	(568)	(575)
Total other expense, net	(6,424)	(5,943)	(12,630)	(18,857)

Income before provision for income taxes	15,376	12,911	20,313	15,461
Provision for income taxes	87	77	180	159
Net income	15,289	12,834	20,133	15,302

Preferential distribution to:
Series A preferred stockholders	–	–	–	(2,042)
Class B common stockholders	–	–	–	(12,133)
Beneficial conversion	–	–	–	(140,690)
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$15,289	$12,834	$20,133	$(139,563)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$0.23	$0.19	$0.30	$(2.71)
Class B common stock	n/a	n/a	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$0.23	$0.19	$0.30	$(2.71)
Class B common stock	n/a	n/a	n/a	$505

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,134,999	67,093,250	67,121,356	51,507,358
Class B common stock	n/a	n/a	n/a	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,718,654	67,200,565	67,463,440	51,507,358
Class B common stock	n/a	n/a	n/a	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$20,133	$15,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,940	3,829
Amortization	23,583	25,682
Write-off of deferred financing costs related to debt extinguishment	186	4,180
Amortization of deferred financing costs	996	1,301
Provision for losses on accounts receivable	(29)	(69)
Loss on disposal of property and equipment	18	–
Share-based compensation	3,717	2,959
Net changes in operating assets and liabilities:
Accounts receivable	(16,627)	(14,211)
Inventories	(12,591)	12,264
Other assets	1,183	1,999
Accounts payable	2,927	9,346
Accrued wages and employee benefits	(19)	(860)
Other accrued liabilities	567	(15,077)
Net cash provided by operating activities	27,984	46,645

Investing activities
Proceeds from sale of property and equipment	4	–
Expenditures for property and equipment	(3,404)	(3,035)
Net cash used in investing activities	(3,400)	(3,035)

Financing activities
Proceeds from issuance of common stock	–	248,309
Payment of long-term debt	(24,731)	(360,117)
Proceeds from exercise of stock options	310	–
Net cash used in financing activities	(24,421)	(111,808)

Net increase (decrease) in cash and cash equivalents	163	(68,198)
Cash and cash equivalents at beginning of period	78,583	161,307
Cash and cash equivalents at end of period	$78,746	$93,109

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

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at June 30, 2011 and December 31, 2010 were (dollars in thousands):

	June 30,	December 31,
	2011	2010
Pension liability	$(5,607)	$(5,607)
Unrealized losses on cash flow hedges	(6,292)	(4,145)
Accumulated other comprehensive loss	$(11,899)	$(9,752)

Comprehensive income is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net earnings	$15,289	$12,834	$20,133	$15,302
Net unrealized loss on cash flow hedges	(2,702)	(1,961)	(2,147)	(3,110)
Balance at end of period	$12,587	$10,873	$17,986	$12,192

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

Commodities

The primary objectives of our commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were three outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at June 30, 2011. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2010. In November 2010, the Company entered into a commodity forward contract to purchase $2,296,000 of copper.  The swap was effective from January 1, 2011, and terminated on April 30, 2011.  In February 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,378,000 of copper.  The contract is effective from March 1, 2011, and terminates on December 31, 2011.  In March 2011, the Company entered into commodity forward contracts to purchase a notional amount of $2,100,000 of copper.  The contract is effective from April 1, 2011, and terminates on December 31, 2011. In May 2011, the Company entered into commodity forward contracts to purchase a notional amount of $1,808,000 of copper.  The contract is effective from May 5, 2011, and terminates on December 31, 2011. Total gains and losses recognized in the consolidated statements of operations on commodity contracts were gains of $15,000 and $14,000 for the three and six months ended June 30, 2011 and losses of $181,000 and $196,000 for the three and six months ended June 30, 2010, respectively.

 Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

There were no foreign currency hedge contracts outstanding during the three and six month period ending June 30, 2011.  The Company had one foreign currency hedge contract in place at June 30, 2010. The primary objective of that transaction was to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for the three and six months ended June 30, 2010 was a loss of $209,000.

Interest Rates

We have four interest rate swap agreements outstanding as of June 30, 2011. In 2010, the Company entered into two new interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two new interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. We maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$(6,292)	$(4,145)
	(6,292)	(4,145)
Derivatives not designated as hedging instruments:
Commodity contracts	42	627
Total derivatives liability	$(6,250)	$(3,518)

As of June 30, 2011 and December 31, 2010, all derivatives that are not designated as hedging instruments are included in other assets in the condensed consolidated balance sheet. As of June 30, 2011 and December 31, 2010, all derivatives designated as hedging instruments are included in other long-term liabilities in the condensed consolidated balance sheet.

The fair value of the derivative contracts considers the Company’s credit risk as of June 30, 2011 and December 31, 2010, respectively.  Excluding the impact of credit risk, the fair value of the derivatives at June 30, 2011 and December 31, 2010 was a $6,393,000 and a $3,642,000 net liability, respectively, which represented the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Amount of gain (loss) recognized in AOCI for the six months ended June 30,		Location of gain (loss) reclassified from AOCI	Amount of loss reclassified from AOCI into net income (loss) for the six months ended June 30,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for six months ended June 30,
	2011	2010	into net income (loss)	2011	2010	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps	$(2,147)	$(3,110)	Interest expense	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	—	—	14	(405)

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $629,335,000 (level 2) at June 30, 2011, as calculated based on current quotations.

Assets and (liabilities) measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurement Using
	Total June 30, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(6,292)	$–	$(6,292)
Commodity and foreign currency contracts	$42	$–	$42

	Fair Value Measurement Using
	Total December 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(4,145)	$–	$(4,145)
Commodity and foreign currency contracts	$627	$–	$627

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

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of power products. Net sales are predominantly generated through the sale of generators and service parts to distributors and retailers. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America represent approximately 1% of net sales.

The Company's product offerings consist primarily of power products with a range of power output. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Residential power products	$92,206	$87,867	$161,392	$171,866
Industrial/Commercial power products	57,322	43,308	101,632	81,626
Other	11,835	9,280	22,320	17,681
Total	$161,363	$140,455	$285,344	$271,173

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Raw material	$82,096	$66,936
Work-in-process	389	315
Finished goods	61,558	63,945
Reserves for excess and obsolescence	(4,315)	(4,059)
	$139,728	$127,137

Property and equipment consists of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Land and improvements	$3,950	$3,950
Buildings and improvements	49,227	48,986
Leasehold improvements	4	–
Machinery and equipment	34,771	32,672
Dies and tools	12,040	11,301
Vehicles	804	827
Office equipment	7,120	6,836
Gross property and equipment	107,916	104,572
Less accumulated depreciation	(33,187)	(29,285)
Property and equipment, net	$74,729	$75,287

Other accrued liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Accrued commissions	$5,037	$4,578
Accrued interest	4,795	5,018
Accrued warranties – short term	19,205	17,155
Other accrued liabilities	10,349	11,292
	$39,386	$38,043

6. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities and other long-term liabilities in the balance sheets. The Company recognizes extended warranties over the life of the contracts.

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$22,250	$20,774	$22,478	$20,729
Payments, net of extended warranties	(2,769)	(3,007)	(6,427)	(6,333)
Charged to operations	5,047	3,411	8,477	6,782
Balance at end of period	$24,528	$21,178	$24,528	$21,178

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Other accrued liabilities	$19,205	$17,155
Other long-term liabilities	5,323	5,323
Balance at end of period	$24,528	$22,478

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):
	June 30,	December 31,
	2011	2010
First lien term loan	$639,372	$664,372
Less: treasury debt – first lien	(6,874)	(7,143)
	$632,498	$657,229

At June 30, 2011 and December 31, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement of the Company is secured by the associated collateral agreements which pledge virtually all assets of the Subsidiary. The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt (debt less cash and cash equivalents) divided by EBITDA, as defined in the Credit Agreement) of 5.50 as of June 30, 2011. The leverage ratio decreases quarterly, and for 2011, the Company has been or will be required to maintain a leverage ratio of 5.75, 5.50, 5.25, and 4.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of June 30, 2011 and December 31, 2010.

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

A voluntary debt repayment of $24,731,000 was made in April 2011. At that time the Company wrote off $186,000 of deferred financing costs.

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

For the six month period ended June 30, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 177,664 shares.

	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2011	2010	2011	2010

Net income	$15,289	$12,834	$20,133	$15,302
Less: accretion of Series A Preferred stock	-	-	-	(2,042)
Less: accretion of Class B Common stock	-	-	-	(12,133)
Less: beneficial conversion	-	-	-	(140,690)
Net income (loss) attributable to Common stock (formerly Class A Common stock)	15,289	12,834	20,133	(139,563)
Income attributable to Class B Common stock	-	-	-	12,133

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$0.23	$0.19	$0.30	$(2.71)
Class B Common stock	n/a	n/a	n/a	505

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$0.23	$0.19	$0.30	$(2.71)
Class B Common stock	n/a	n/a	n/a	505

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,134,999	67,093,250	67,121,356	51,507,358
Dilutive effect of stock compensation awards	583,655	107,315	342,084	-
Diluted	67,718,654	67,200,565	67,463,440	51,507,358

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	n/a	n/a	24,018

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

9. Income Taxes

The Company is currently in a three year cumulative net loss position, due primarily to a goodwill and tradename impairment write-off in 2008, and therefore has not considered expected future taxable income in analyzing the realizability of the Company’s deferred tax assets as of June 30, 2011. As a result of this analysis, we have recorded a full valuation allowance against these net deferred tax assets.

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Components of net periodic pension expense:
Service cost	$–	$–	$–	$–
Interest cost	592	590	1,184	1,180
Expected return on plan assets	(586)	(501)	(1,171)	(1,002)
Amortization of net loss	68	62	137	122
Net periodic pension expense	$74	$151	$150	$300

11. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2011 and December 31, 2010 was approximately $10,390,000 and $9,735,000, respectively.

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

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operation

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency of major power outages;

•	availability and cost of quality raw materials and key components used in producing our products;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	our ability to adjust to operating as a public company;

•	loss of our key management and employees;

•	increase in liability claims; and

•	changes in environmental, health and safety laws and regulations.

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

Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in the last two years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential products are approximately 2% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and storm activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.    The market for commercial and industrial generators is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations. These trends can have a material impact on demand for industrial and commercial generators. However, the capital investment cycle may differ for the various industrial and commercial end markets (industrial, telecommunications, distribution, retail, health care facilities and municipal infrastructure, among others). The market for standby generators is also affected by general economic conditions, credit availability and trends in durable goods spending by consumers and businesses.

Operational factors

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. Certain operational factors that affect our business include the following:

New product start-up costs.    When we launch new products, we generally experience an increase in start-up costs, including engineering expenses, expediting costs, testing expenses, marketing expenses and warranty costs, resulting in lower margins after the initial launch of a new product. Margins on new product introductions generally increase over the life of the product as these start-up costs decline and we focus our engineering efforts on product cost reduction.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense has decreased in the first six months of 2011 versus 2010, partly due to repayments of indebtedness with net proceeds from our initial public offering during the first quarter of 2010, together with additional repayments of debt in the first quarter of 2010, fourth quarter of 2010 and second quarter of 2011 with available cash on hand. Offsetting this decline in interest expense, we entered into certain interest rate swap agreements effective in the third and fourth quarters of 2010 which will mitigate the risk of interest rate volatility on a portion of our debt, but at rates higher than prior year.

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

Results of operations

Quarter and six months ended June 30, 2011 compared to quarter and six months ended June 30, 2010

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net Sales	$161,363	$140,455	$285,344	$271,173
Cost of Goods Sold	101,010	85,710	177,814	165,010
Gross profit	60,353	54,745	107,530	106,163
Operating Expenses:
Selling and service	17,317	13,809	31,622	28,121
Research and development	3,608	3,482	7,493	7,204
General and administrative	5,772	5,679	11,889	10,838
Amortization of intangibles	11,856	12,921	23,583	25,682
Total operating expenses	38,553	35,891	74,587	71,845
Income from operations	21,800	18,854	32,943	34,318
Total other expense, net	(6,424)	(5,943)	(12,630)	(18,857)
Income before provision for income taxes	15,376	12,911	20,313	15,461
Provision for income taxes	87	77	180	159
Net income	$15,289	$12,834	$20,133	$15,302

Residential products	$92,206	$87,867	$161,392	$171,866
Industrial & Commercial products	57,322	43,308	101,632	81,626
Other	11,835	9,280	22,320	17,681
Net sales	$161,363	$140,455	$285,344	$271,173

Net sales.    Net sales increased $20.9 million, or 14.9%, to $161.4 million for the three months ended June 30, 2011 from $140.5 million for the three months ended June 30, 2010.  Residential products increased $4.3 million, or 4.9%, primarily due to continued expansion of our distribution network, increased awareness of home standby products and new product offerings, partially offset by a slight decline in sales for lower kilowatt portable generators.  In addition, industrial and commercial product sales increased $14.0 million, or 32.4%, driven by strengthened demand from our national account customers and improved quote-to-order conversion rates for our large industrial systems.

Net sales increased $14.2 million, or 5.2%, to $285.3 million for the six months ended June 30, 2011 from $271.2 million for the six months ended June 30, 2010. Residential product sales decreased $10.5 million, or 6.1%, mainly due to a decline in demand for lower kilowatt portable generators as a result of less severe power outages during the first quarter compared to the prior year and higher inventory levels in the channel coming into the year. Offsetting this decline, industrial and commercial product sales increased $20.0 million, or 24.5%, for the same reasons described in the second quarter above.

Costs of goods sold.    Costs of goods sold increased $15.3 million, or 17.9%, to $101.0 million for the three months ended June 30, 2011 from $85.7 million for the three months ended June 30, 2010.  Raw material costs increased $14.7 million year-over-year due to an increase in sales volume and higher commodity costs incurred during the current year quarter, primarily steel, copper and aluminum.  Direct labor, overhead, and inbound freight costs also increased $0.6 million, year over year, resulting from the increase in sales volume.

Costs of goods sold increased $12.8 million, or 7.8%, to $177.8 million for the six months ended June 30, 2011 from $165.0 million for the six months ended June 30, 2010. Raw material costs increased $13.9 million year-over-year for the same reasons described above with respect to the second quarter.  Inbound freight costs, direct labor and variable overhead costs decreased $1.1 million year-over-year.

Gross profit.    Gross profit increased $5.6 million, or 10.2%, to $60.4 million for the three months ended June 30, 2011 from $54.7 million for the three months ended June 30, 2010, primarily due to the overall increase in sales volume, offset by a continued increase in commodity costs and a sales mix shift towards more industrial products during the three months ended June 30, 2011 versus the prior year quarter. As a percent of net sales, gross profit margin for the second quarter of 2011 decreased to 37.4% from 39.0% in the same period last year, attributable to the aforementioned commodity cost increases and sales mix shift. The impact of increasing commodity levels was partially offset by selective price increases that were implemented during the first quarter of 2011.

Gross profit increased $1.4 million, or 1.3%, to $107.5 million for the six months ended June 30, 2011 from $106.2 million for the six months ended June 30, 2010, primarily due to the factors affecting sales and cost of goods sold described above. As a percent of net sales, gross profit margin for the six months ended June 30, 2011 was 37.7%, decreasing 1.4% from the same period last year.

Operating expenses.    Operating expenses increased $2.7 million, or 7.4%, to $38.6 million for the three months ended June 30, 2011 from $35.9 million for the three months ended June 30, 2010.  Selling and service expenses increased $3.5 million due to higher variable expenses on higher sales volumes versus prior year, along with additional sales and marketing infrastructure expenditures to support our long term strategic plan.  These increases were partially offset by a $1.1 million decrease in amortization of intangibles due to certain definite lived intangible assets that became fully amortized at the end of 2010.  As a percent of net sales, and excluding amortization of intangibles, operating expenses for the second quarter of 2011 were 16.5%, which was relatively consistent with prior year.

Operating expenses increased $2.7 million, or 3.8%, to $74.6 million for the six months ended June 30, 2011 from $71.8 million for the six months ended June 30, 2010. Selling and service expenses increased $3.5 million due to the same reasons as described in the second quarter above.  General and administrative expenses increased $1.1 million mainly due to $0.8 million of higher share-based compensation expense recorded during the first quarter of 2011 compared to the first quarter of 2010 for the time vesting of stock awards. These increases were offset by a $2.1 million decrease in amortization of intangibles due to certain definite lived intangible assets that became fully amortized at the end of 2010.  As a percent of net sales, and excluding amortization of intangibles, operating expenses for the six months ended June 30, 2011 were 17.9% compared to 17.0% for the prior year period.  The aforementioned increases in infrastructure and share-based compensation expense compared to prior year helped contribute to this increase as a percent of net sales.

Other expense.    Other expense increased $0.5 million, or 8.1%, to $6.4 million for the three months ended June 30, 2011 from $5.9 million for the three months ended June 30, 2010.  Interest expense increased $0.2 million versus prior year due to the impact of interest rate swaps effective during the third and fourth quarters of 2010.  The increase in interest expense related to these interest rate swaps was partially offset by nearly $100 million of debt repayments during the fourth quarter of 2010 and second quarter of 2011. The repayment of debt during the second quarter of 2011 resulted in an acceleration of deferred financing cost amortization of $0.2 million that did not occur in the second quarter of 2010.

Other expense decreased $6.2 million, or 33.0%, to $12.6 million for the six months ended June 30, 2011 from $18.9 million for the six months ended June 30, 2010. Interest expense decreased $2.3 million due to the repayment of debt, partially offset by the impact of interest rate swaps effective during the third and fourth quarters of 2010.  During the six months ended June 30, 2011, the repayment of debt resulted in an acceleration of deferred financing cost amortization of $0.2 million. During the six months ended June 30, 2010, the repayment of debt following our IPO resulted in an acceleration of deferred financing cost amortization of $4.2 million.

Provision for income taxes.    Income tax expense was $0.1 million for both the three months ended June 30, 2011 and 2010. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Income tax expense was $0.2 million for both the six months ended June 30, 2011 and 2010. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.    As a result of the factors identified above, we generated net income of $15.3 million for the three months ended June 30, 2011 compared to $12.8 million for the three months ended June 30, 2010.

As a result of the factors identified above, we generated net income of $20.1 million for the six months ended June 30, 2011 compared to $15.3 million for the six months ended June 30, 2010.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $1.7 million, or 4.6%, to $37.6 million for the three months ended June 30, 2011 from $36.0 million for the three months ended June 30, 2010.  Adjusted EBITDA, decreased to $65.1 million for the six months ended June 30, 2011 from $67.8 million for the six months ended June 30, 2010.

Adjusted Net income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $27.7 million for the three months ended June 30, 2011 increased 5.8% from $26.1 million for the three months ended June 30, 2010.  Adjusted net income of $44.8 million for the six months ended June 30, 2011 decreased 3.3% from $46.3 million for the six months ended June 30, 2010.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010, December 2010, and April 2011, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million, $74.2 million, and 24.7 million, respectively, of our first lien term loan. As a result of these debt pay downs, the outstanding balance on the first lien credit facility has been reduced to $632.5 million as of June 30, 2011, and our second lien credit facility has been repaid in full and terminated.

At June 30, 2011, we had cash and cash equivalents of $78.7 million and $145.8 million of availability under our revolving credit facility, net of outstanding letters of credit.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our low capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, even with our reduced leverage, we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures or acquisitions.

Six months ended June 30, 2011 compared to Six months ended June 30, 2010

The following table summarizes our cash flows by category for the periods presented:

	Six months ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Net cash provided by operating activities	$27,984	$46,645	$(18,661)	(40	) %
Net cash used in investing activities	$(3,400)	$(3,035)	$(365)		12%
Net cash used in financing activities	$(24,421)	$(111,808)	$87,387	(78	) %

Net cash provided by operating activities was $28.0 million for the six months ended June 30, 2011 compared to $46.6 million for the six months ended June 30, 2010.  This year-over-year reduction in net cash provided by operating activities was the result of an increase in working capital needs, primarily related to a temporary increase in inventory levels compared to prior year.

Net cash used in investing activities for the six months ended was $3.4 million and $3.0 million for June 30, 2011 and 2010, respectively, mainly related to the purchase of property and equipment.

Net cash provided by financing activities was $24.4 million for the six months ended June 30, 2011, representing a $24.7 million repayment of our term loans in the second quarter of 2011, offset by $0.3 million in proceeds from the exercise of stock options.  Net cash used in financing activities was $111.8 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans.

Contractual Obligations

Other than with respect to the April 2011 repayment of $24.7 million on our first lien term loans, there have been no material changes to our contractual obligations since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$15,289	$12,834	$20,133	$15,302
Interest expense	5,934	5,720	11,935	14,212
Depreciation and amortization	13,860	14,859	27,523	29,511
Income taxes provision	87	77	180	159
Non-cash impairment and other charges (a)	158	415	604	564
Non-cash share based compensation expense (b)	1,717	1,713	3,717	2,959
Write-off of deferred financing costs related to debt extinguishment (c)	186	-	186	4,180
Transaction costs and credit facility fees (d)	258	305	431	667
Business optimization expenses (e)	77	-	298	108
Sponsor fees (f)	-	-	-	56
Letter of credit fees (g)	(13)	19	(11)	21
Other state franchise taxes (h)	78	35	142	96
Holding company interest income (i)	(15)	(19)	(38)	(45)
Adjusted EBITDA	$37,616	$35,958	$65,100	$67,790

(a)   Represents the following non-cash charges:

• for the three and six months ended June 30, 2011, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

• for the three and six months ended June 30, 2010, unrealized mark-to-market adjustments on copper and Euro forward contracts;

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

(d)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

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

(e)  represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the three and six months ended June 30, 2011 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

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

(g)    Represents primarily fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$15,289	$12,834	$20,133	$15,302
Provision for income taxes	87	77	180	159
Income before provision for income taxes	15,376	12,911	20,313	15,461
Amortization of intangible assets	11,856	12,921	23,583	25,682
Amortization of deferred financing costs	494	562	996	1,301
Write-off of deferred financing costs related to debt extinguishment	186	-	186	4,180
Adjusted net income before provision for income taxes	27,912	26,394	45,078	46,624
Cash income tax expense	(256)	(245)	(280)	(310)
Adjusted net income	$27,656	$26,149	$44,798	$46,314

Adjusted net income per common share - diluted:	0.41	0.39	0.66	n/m
Weighted average common shares outstanding - diluted:	67,718,654	67,200,565	67,463,440	n/m

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2011, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.       Exhibits

Exhibits Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 12, 2011