Form 10-Q
period 2011-09-30
GENERAC HOLDINGS INC.
filed 2011-11-14
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 67,603,255 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,720	$78,583
Accounts receivable, less allowance for doubtful accounts	117,593	63,154
Inventories	103,633	127,137
Prepaid expenses and other assets	2,576	3,645
Total current assets	362,522	272,519

Property and equipment, net	73,663	75,287

Customer lists, net	68,240	96,944
Patents, net	79,083	84,933
Other intangible assets, net	5,467	6,483
Deferred financing costs, net	4,145	5,822
Trade names	140,050	140,050
Goodwill	527,136	527,148
Other assets	70	697
Total assets	$1,260,376	$1,209,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,179	$41,809
Accrued wages and employee benefits	9,174	6,833
Other accrued liabilities	49,190	38,043
Total current liabilities	99,543	86,685

Long-term debt	632,498	657,229
Other long-term liabilities	26,474	24,902
Total liabilities	758,515	768,816

Stockholders’ equity:
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 67,603,255 and 67,524,596 shares issued at September 30, 2011 and December 31, 2010, respectively	675	675
Additional paid-in capital	1,139,690	1,133,918
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(424,146)	(481,658)
Accumulated other comprehensive loss	(12,242)	(9,752)
Total stockholders’ equity	501,861	441,067
Total liabilities and stockholders’ equity	$1,260,376	$1,209,883

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$239,324	$160,666	$524,668	$431,839
Costs of goods sold	150,665	93,304	328,479	258,314
Gross profit	88,659	67,362	196,189	173,525

Operating expenses:
Selling and service	21,028	15,295	52,650	43,416
Research and development	4,176	3,580	11,669	10,784
General and administrative	7,290	5,654	19,179	16,492
Amortization of intangibles	11,987	13,063	35,570	38,745
Total operating expenses	44,481	37,592	119,068	109,437
Income from operations	44,178	29,770	77,121	64,088

Other (expense) income:
Interest expense	(5,895)	(6,540)	(17,830)	(20,752)
Investment income	25	62	84	172
Costs related to pending acquisition	(601)	–	(601)	–
Write-off of deferred financing costs related to debt extinguishment	–	–	(186)	(4,180)
Other, net	(202)	(216)	(770)	(791)
Total other expense, net	(6,673)	(6,694)	(19,303)	(25,551)

Income before provision for income taxes	37,505	23,076	57,818	38,537
Provision for income taxes	126	78	306	237
Net income	37,379	22,998	57,512	38,300

Preferential distribution to:
Series A preferred stockholders	–	–	–	(2,042)
Class B common stockholders	–	–	–	(12,133)
Beneficial conversion	–	–	–	(140,690)
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$37,379	$22,998	$57,512	$(116,565)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$0.56	$0.34	$0.86	$(2.05)
Class B common stock	n/a	n/a	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$0.55	$0.34	$0.85	$(2.05)
Class B common stock	n/a	n/a	n/a	$505

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,134,999	67,094,447	67,125,953	56,760,150
Class B common stock	n/a	n/a	n/a	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,646,423	67,231,403	67,433,740	56,760,150
Class B common stock	n/a	n/a	n/a	24,018

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net income	$57,512	$38,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,064	5,777
Amortization	35,570	38,745
Write-off of deferred financing costs related to debt extinguishment	186	4,180
Amortization of deferred financing costs	1,491	1,870
Provision for losses on accounts receivable	33	1
Loss on disposal of property and equipment	17	31
Share-based compensation	5,462	4,634
Net changes in operating assets and liabilities:
Accounts receivable	(54,472)	(19,658)
Inventories	23,504	(3,658)
Other assets	1,696	1,431
Accounts payable	(630)	27,848
Accrued wages and employee benefits	2,341	(511)
Other accrued liabilities	10,241	(15,869)
Net cash provided by operating activities	89,015	83,121

Investing activities
Proceeds from sale of property and equipment	4	38
Expenditures for property and equipment	(4,461)	(4,324)
Net cash used in investing activities	(4,457)	(4,286)

Financing activities
Proceeds from issuance of common stock	–	248,309
Payment of long-term debt	(24,731)	(360,117)
Proceeds from exercise of stock options	310	–
Net cash used in financing activities	(24,421)	(111,808)

Net increase (decrease) in cash and cash equivalents	60,137	(32,973)
Cash and cash equivalents at beginning of period	78,583	161,307
Cash and cash equivalents at end of period	$138,720	$128,334

See notes to condensed consolidated financial statements

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp., which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary). The Company is a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at September 30, 2011 and December 31, 2010 were (dollars in thousands):

	September 30,	December 31,
	2011	2010
Pension liability	$(5,607)	$(5,607)
Unrealized losses on cash flow hedges	(6,635)	(4,145)
Accumulated other comprehensive loss	$(12,242)	$(9,752)

Comprehensive income is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$37,379	$22,998	$57,512	$38,300
Net unrealized loss on cash flow hedges	(343)	(2,008)	(2,490)	(5,118)
Balance at end of period	$37,036	$20,990	$55,022	$33,182

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were five outstanding commodity contracts in place to hedge the Company’s projected commodity purchases at September 30, 2011. There was one outstanding commodity contract in place to hedge the Company’s projected commodity purchases at December 31, 2010. In November 2010, the Company entered into a commodity forward contract to purchase $2,296,000 of copper.  The swap was effective from January 1, 2011, and terminated on April 30, 2011.  In February 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,378,000 of copper.  The contract is effective from March 1, 2011, and terminates on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,100,000 of copper.  The contract is effective from April 1, 2011, and terminates on December 31, 2011. In May 2011, the Company entered into a commodity forward contract to purchase a notional amount of $1,808,000 of copper.  The contract is effective from May 5, 2011, and terminates on December 31, 2011. In September 2011, the Company entered into two new commodity forward contracts to purchase notional amounts of $4,533,000 and $1,935,000 of copper.  The contracts are effective from October 1, 2011, and terminate on June 30, 2012. Total gains and losses recognized in the consolidated statements of operations on commodity contracts were losses of $1,415,000 and $1,401,000 for the three and nine months ended September 30, 2011 and gains of $667,000 and $471,000 for the three and nine months ended September 30, 2010, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less.

There were no foreign currency hedge contracts outstanding during the three and nine month period ending September 30, 2011.  The Company had one foreign currency hedge contract in place at September 30, 2010. The primary objective of that transaction was to mitigate the impact of potential currency fluctuations of the Euro on our financial results. The impact on operations for the three and nine months ended September 30, 2010 was a gain of $113,000 and a loss of $97,000, respectively.

Interest Rates

The Company has four interest rate swap agreements outstanding as of September 30, 2011. In 2010, the Company entered into two interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. We maintain the swaps as highly effective in accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

The following table presents, in thousands, the fair value of the Company’s derivatives:

	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$(6,635)	$(4,145)
	(6,635)	(4,145)
Derivatives not designated as hedging instruments:
Commodity contracts	(1,359)	627
Total derivatives liability	$(7,994)	$(3,518)

As of September 30, 2011 and December 31, 2010, all derivatives that are not designated as hedging instruments are included in other liabilities or assets in the condensed consolidated balance sheet. As of September 30, 2011 and December 31, 2010, all derivatives designated as hedging instruments are included in other long-term liabilities in the condensed consolidated balance sheet.

The fair value of the derivative contracts considers the Company’s credit risk as of September 30, 2011 and December 31, 2010, respectively.  Excluding the impact of credit risk, the fair value of the derivatives at September 30, 2011 and December 31, 2010 was a $8,145,000 and a $3,642,000 net liability, respectively, which represented the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Amount of loss recognized in AOCI for the three months ended September 30,		Location of gain (loss) recognized in net income (loss) on ineffective portion of hedges	Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for three months ended September 30,
	2011	2010		2011	2010
Derivatives designated as hedging instruments
Interest rate swaps	$(343)	$(2,008)	Interest expense	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	(1,415)	779

	Amount of loss recognized in AOCI for the nine months ended September 30,		Location of gain (loss) recognized in net income (loss) on ineffective portion of hedges	Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for nine months ended September 30,
	2011	2010		2011	2010
Derivatives designated as hedging instruments
Interest rate swaps	$(2,490)	$(5,118)	Interest expense	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	—	—	Cost of goods sold	(1,401)	374

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $610,360,000 (level 2) at September 30, 2011, as calculated based on current quotations.

Assets and (liabilities) measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurement Using
	Total September 30, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(6,635)	$–	$(6,635)
Commodity contracts	$(1,359)	$–	$(1,359)

		Fair Value Measurement Using
	Total December 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(4,145)	$–	$(4,145)
Commodity contracts	$627	$–	$627

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

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America represent approximately 1% of net sales.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Residential power products	$162,091	$100,973	$323,483	$272,838
Industrial/Commercial power products	63,131	49,554	164,763	131,180
Other	14,102	10,139	36,422	27,821
Total	$239,324	$160,666	$524,668	$431,839

5. Balance Sheet Details

Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Raw material	$81,325	$66,936
Work-in-process	533	315
Finished goods	25,795	63,945
Reserves for excess and obsolescence	(4,020)	(4,059)
	$103,633	$127,137

Property and equipment consists of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Land and improvements	$3,950	$3,950
Buildings and improvements	49,460	48,986
Machinery and equipment	35,112	32,672
Dies and tools	12,309	11,301
Vehicles	804	827
Office equipment	7,339	6,836
Gross property and equipment	108,974	104,572
Less accumulated depreciation	(35,311)	(29,285)
Property and equipment, net	$73,663	$75,287

Other current accrued liabilities consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Accrued commissions	$5,855	$4,578
Accrued interest	4,791	5,018
Accrued warranties – short term	24,371	17,155
Other accrued liabilities	14,173	11,292
	$49,190	$38,043

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

Changes in product warranty obligations are as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$24,528	$21,178	$22,478	$20,729
Payments, net of extended warranties	(1,890)	(3,867)	(8,317)	(10,200)
Charged to operations	7,056	4,452	15,533	11,234
Balance at end of period	$29,694	$21,763	$29,694	$21,763

The product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010

Other accrued liabilities	$24,371	$17,155
Other long-term liabilities	5,323	5,323
Balance at end of period	$29,694	$22,478

7. Credit Agreements

Long-term debt consists of the following (dollars in thousands):
	September 30,	December 31,
	2011	2010

First lien term loan	$639,372	$664,372

Less: treasury debt – first lien	(6,874)	(7,143)
	$632,498	$657,229

At September 30, 2011 and December 31, 2010, the Company had a credit agreement which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and a first lien term loan (collectively, the Credit Agreement). The Credit Agreement of the Company is secured by the associated collateral agreements which pledge virtually all assets of the Subsidiary. The Credit Agreement requires the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company is required to maintain a leverage ratio (net debt (debt less cash and cash equivalents) divided by EBITDA, as defined in the Credit Agreement) of 5.25 as of September 30, 2011. The leverage ratio decreases quarterly, and for 2011, the Company has been or will be required to maintain a leverage ratio of 5.75, 5.50, 5.25, and 4.75 for the first, second, third, and fourth quarters, respectively. The Company was in compliance with all requirements as of September 30, 2011 and December 31, 2010.

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

For the nine month period ended September 30, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 230,439 shares.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in Thousands, Except Share and Per Share Data)	2011	2010	2011	2010

Net income	$37,379	$22,998	$57,512	$38,300
Less: accretion of Series A Preferred stock	-	-	-	(2,042)
Less: accretion of Class B Common stock	-	-	-	(12,133)
Less: beneficial conversion	-	-	-	(140,690)
Net income (loss) attributable to Common stock (formerly Class A Common stock)	37,379	22,998	57,512	(116,565)
Income attributable to Class B Common stock	-	-	-	12,133

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$0.56	$0.34	$0.86	$(2.05)
Class B Common stock	n/a	n/a	n/a	505

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$0.55	$0.34	$0.85	$(2.05)
Class B Common stock	n/a	n/a	n/a	505

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,134,999	67,094,447	67,125,953	56,760,150
Dilutive effect of stock compensation awards	511,424	136,956	307,787	-
Diluted	67,646,423	67,231,403	67,433,740	56,760,150

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	n/a	n/a	24,018

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

9. Income Taxes

As of September 30, 2011, the Company is in a three year cumulative net loss position, due primarily to a goodwill and tradename impairment write-off in the fourth quarter of 2008. Therefore, the Company has not considered expected future taxable income in analyzing the realizability of the Company’s deferred tax assets as of September 30, 2011. As a result of this analysis, a full valuation allowance has been recorded against these net deferred tax assets as of September 30, 2011

10. Benefit Plans

Additional information related to the Pension Plans is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Components of net periodic pension expense:
Service cost	$–	$–	$–	$–
Interest cost	592	590	1,777	1,770
Expected return on plan assets	(586)	(501)	(1,757)	(1,503)
Amortization of net loss	68	62	205	183
Net periodic pension expense	$74	$151	$225	$450

11. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2011 and December 31, 2010 was approximately $10,877,000 and $9,735,000, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12. Subsequent Events

On October 3, 2011, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Magnum Products, LLC and certain of its affiliates (collectively, Magnum Products) for a purchase price of approximately $80 million, before earn-out, working capital and other purchase price adjustments. The acquisition was funded solely by cash on the balance sheet.

Magnum Products is a supplier of powerful, high quality light towers, mobile generators, trash pumps, water trailers and combination power units for a variety of industries and specialties including construction, energy, mining, government, military, and special events.  Its products are distributed through international, national and regional equipment rental companies, equipment dealers and construction companies. The Magnum Products business is a strategic fit for the Company as it provides diversification within the business while also providing opportunities for future revenue and cost synergies.

Since the acquisition closed subsequent to September 30, 2011, the accompanying condensed consolidated financial statements do not reflect any adjustments related to the acquisition, although transaction costs of approximately $0.6 million are included in other expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

The following table summarizes the actual historical combined net sales and net income of the Company and Magnum Products for the three and nine months ended September 30, 2011 and 2010 on a pro forma basis as if the acquisition had occurred at the beginning of such periods presented (dollars in thousands):

	Three Months Ended September 30 (Unaudited)		Nine Months Ended September 30 (Unaudited)
	2011	2010	2011	2010

Net sales	$281,013	$183,121	$630,584	$493,812
Net income	$42,143	$25,783	$70,968	$46,924

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is incomplete because the acquisition was only recently consummated and the Company has just begun the valuation process. Therefore, all asset and liability related disclosures have been omitted and the impact of any amortization on the expected step up in historical asset values has been excluded from the pro forma net income amounts disclosed above.

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

•
the possibility that the expected synergies, efficiencies and cost savings of the acquisition of the Magnum Products business will not be realized, or will not be realized within the expected time period;

•	the risk that the Magnum Products business will not be integrated successfully;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	our ability to adjust to operating as a public company;

•	loss of our key management and employees;

•	increase in liability claims; and

•	changes in environmental, health and safety laws and regulations.

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

Overview

We are a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets. We are the only significant market participant focused predominantly on these products, and we have one of the leading market positions in the power equipment markets in the United States and Canada. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our products are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™ and are available through a broad network of independent dealers, retailers, wholesalers, and equipment rental companies.

Business drivers and measures

In operating our business and monitoring its performance, we pay attention to a number of industry trends, performance measures and operational factors. The statements in this section are based on our current expectations.

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

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

Impact of business capital investment cycle.    The market for commercial and industrial stationary and mobile generators and other power equipment is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations. These trends can have a material impact on demand for these products. However, the capital investment cycle may differ for the various industrial and commercial end markets (industrial, telecommunications, distribution, retail, health care facilities and municipal infrastructure, among others). The market for these products is also affected by general economic conditions, credit availability and trends in durable goods spending by businesses.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense has decreased in the first nine months of 2011 versus 2010, partly due to repayments of indebtedness with net proceeds from our initial public offering during the first quarter of 2010, together with additional repayments of debt in the first quarter of 2010, fourth quarter of 2010 and second quarter of 2011 with available cash on hand. Offsetting this decline in interest expense, we entered into certain interest rate swap agreements effective in the third and fourth quarters of 2010 which will mitigate the risk of interest rate volatility on a portion of our debt, but at rates higher than the prior year.

Factors influencing provision for income taxes.   We had $1.3 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2010 that we expect to generate cash tax savings of $510 million through 2021, assuming continued profitability and a 38.5% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which would generate annual cash tax savings of $47 million through 2020 and $39 million in 2021, assuming profitability and a 38.5% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $168.8 million as of December 31, 2010, which we expect to generate an additional $59 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards to offset future federal income tax liabilities. As of September 30, 2011, we are currently in a three year cumulative loss position and have a full valuation allowance recorded against our net deferred tax assets.  We anticipate no longer being in a three year cumulative loss at December 31, 2011.  We will continue to evaluate the realizability of our deferred tax assets and determine the need for our valuation allowance.  The release of our valuation allowance would result in the Company recording an income tax provision going forward.  However, given our tax attributes, we would not expect to be a federal income tax payer for at least the next twelve months.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 20% to 24% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 29% in the third quarter and 26% to 30% in the fourth quarter, with different seasonality depending on the timing of major power outage activity in each year, such as the outage activity experienced in the third quarter of 2011. We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Results of operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Net Sales	$239,324	$160,666	$524,668	$431,839
Cost of Goods Sold	150,665	93,304	328,479	258,314
Gross profit	88,659	67,362	196,189	173,525
Operating Expenses:
Selling and service	21,028	15,295	52,650	43,416
Research and development	4,176	3,580	11,669	10,784
General and administrative	7,290	5,654	19,179	16,492
Amortization of intangibles	11,987	13,063	35,570	38,745
Total operating expenses	44,481	37,592	119,068	109,437
Income from operations	44,178	29,770	77,121	64,088
Total other expense, net	(6,673)	(6,694)	(19,303)	(25,551)
Income before provision for income taxes	37,505	23,076	57,818	38,537
Provision for income taxes	126	78	306	237
Net income	$37,379	$22,998	$57,512	$38,300

Residential products	$162,091	$100,973	$323,483	$272,838
Industrial & Commercial products	63,131	49,554	164,763	131,180
Other	14,102	10,139	36,422	27,821
Net sales	$239,324	$160,666	$524,668	$431,839

Net sales.    Net sales increased $78.7 million, or 49.0%, to $239.3 million for the three months ended September 30, 2011 from $160.7 million for the three months ended September 30, 2010.  Residential products increased $61.1 million, or 60.5%, primarily due to increased sales of lower kilowatt portable generators as a result of wide spread outage events.  In addition, automatic home standby generators also experienced an increase following the outage events.  Industrial and commercial product sales increased $13.6 million, or 27.4%, driven by timing of larger shipments to certain national account customers given their capital spending requirements.

Net sales increased $92.8 million, or 21.5%, to $524.7 million for the nine months ended September 30, 2011 from $431.8 million for the nine months ended September 30, 2010. Residential product sales increased $50.6 million, or 18.6%, mainly due to an increase in demand during the third quarter for lower kilowatt portable generators and automatic home standby generators as described above. Industrial and commercial product sales increased $33.6 million, or 25.6%, driven by an overall increase in capital spending from our national account customers and strong demand in our large industrial systems.

Costs of goods sold.    Costs of goods sold increased $57.4 million, or 61.5%, to $150.7 million for the three months ended September 30, 2011 from $93.3 million for the three months ended September 30, 2010.  Raw material costs increased $50.6 million year-over-year primarily due to an increase in sales volume and to a lesser extent, higher commodity costs.  Direct labor, overhead, and inbound freight costs also increased $6.8 million, year over year, resulting from the increase in sales volume.

Costs of goods sold increased $70.2 million, or 27.2%, to $328.5 million for the nine months ended September 30, 2011 from $258.3 million for the nine months ended September 30, 2010. Raw material costs increased $64.5 million year-over-year for the same reasons described above with respect to the third quarter.   Direct labor, overhead, and inbound freight costs also increased $5.7 million, year over year, resulting from the increase in sales volume.

Gross profit.    Gross profit increased $21.3 million, or 31.6%, to $88.7 million for the three months ended September 30, 2011 from $67.4 million for the three months ended September 30, 2010, primarily due to the overall increase in sales volume, offset by a sales mix shift towards more lower kilowatt portable generators during the three months ended September 30, 2011 versus the prior year quarter. As a percent of net sales, gross profit margin for the third quarter of 2011 decreased to 37.0% from 41.9% in the same period last year, attributable to the aforementioned sales mix shift and commodity cost increases.

Gross profit increased $22.7 million, or 13.1%, to $196.2 million for the nine months ended September 30, 2011 from $173.5 million for the nine months ended September 30, 2010, primarily due to the factors affecting sales and cost of goods sold described above. As a percent of net sales, gross profit margin for the nine months ended September 30, 2011 was 37.4%, decreasing 2.8% from the same period last year.

Operating expenses.    Operating expenses increased $6.9 million, or 18.3%, to $44.5 million for the three months ended September 30, 2011 from $37.6 million for the three months ended September 30, 2010.  Selling and service expenses increased $5.7 million due to higher variable expenses and incentive compensation as a result of higher sales volumes versus prior year, along with additional sales and marketing infrastructure expenditures to support our long term strategic plan.  In addition, general and administrative costs increased $1.6 million, or 28.9%, mainly due to increased incentive compensation expense.  These increases were partially offset by a $1.1 million decrease in amortization of intangibles due to certain definite lived intangible assets that became fully amortized at the end of 2010.

Operating expenses increased $9.6 million, or 8.8%, to $119.1 million for the nine months ended September 30, 2011 from $109.4 million for the nine months ended September 30, 2010. Selling and service expenses increased $9.2 million due to the same reasons as described in the third quarter above.  General and administrative expenses increased $2.7 million mainly due to increased incentive compensation and higher share-based compensation expense recorded during the first quarter of 2011 compared to the first quarter of 2010 for the time vesting of stock awards. These increases were offset by a $3.2 million decrease in amortization of intangibles due to certain definite lived intangible assets that became fully amortized at the end of 2010.

Other expense.    Other expense was $6.7 million for both the three months ended September 30, 2011 and 2010, respectively.  Interest expense decreased $0.6 million versus prior year as a result of nearly $100 million of debt pre-payments made over the last twelve months.  This decrease was offset by a $0.6 million increase in costs associated with the Magnum transaction.

Other expense decreased $6.3 million, or 24.5%, to $19.3 million for the nine months ended September 30, 2011 from $25.6 million for the nine months ended September 30, 2010. Interest expense decreased $2.9 million due to the repayment of debt.  Offsetting this decrease was $0.6 million in costs associated with the Magnum transaction. During the nine months ended September 30, 2011, the repayment of debt resulted in an acceleration of deferred financing cost amortization of $0.2 million. During the nine months ended September 30, 2010, the repayment of debt following our IPO resulted in an acceleration of deferred financing cost amortization of $4.2 million.

Provision for income taxes.    Income tax expense was $0.1 million for both the three months ended September 30, 2011 and 2010. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Income tax expense increased $0.1 million, or 29.1%, to $0.3 million for the nine months ended September 30, 2011 from $0.2 million for the nine months ended September 30, 2010. Income tax expense primarily relates to certain state income taxes based on profitability measures other than net income.

Net income.    As a result of the factors identified above, we generated net income of $37.4 million for the three months ended September 30, 2011 compared to $23.0 million for the three months ended September 30, 2010.

As a result of the factors identified above, we generated net income of $57.5 million for the nine months ended September 30, 2011 compared to $38.3 million for the nine months ended September 30, 2010.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $15.9 million, or 34.7%, to $61.6 million for the three months ended September 30, 2011 from $45.7 million for the three months ended September 30, 2010.  Adjusted EBITDA, increased to $126.7 million for the nine months ended September 30, 2011 from $113.5 million for the nine months ended September 30, 2010.

Adjusted Net income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $50.6 million for the three months ended September 30, 2011 increased 37.8% from $36.7 million for the three months ended September 30, 2010.  Adjusted net income of $95.4 million for the nine months ended September 30, 2011 increased 14.9% from $83.0 million for the nine months ended September 30, 2010.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. On February 17, 2010, we used approximately $221.6 million of the net proceeds of our initial public offering to pay down our second lien term loan in full and to repay a portion of our first lien term loan. In March 2010, December 2010, and April 2011, we used a substantial portion of our cash and cash equivalents on hand to repay an additional $138.5 million, $74.2 million, and $24.7 million, respectively, of our first lien term loan. As a result of these debt pay downs, the outstanding balance on the first lien credit facility has been reduced to $632.5 million as of September 30, 2011, and our second lien credit facility has been repaid in full and terminated.

At September 30, 2011, we had cash and cash equivalents of $138.7 million and $146.3 million of availability under our revolving credit facility, net of outstanding letters of credit. On October 3, 2011, we used approximately $80.0 million of cash on hand to acquire substantially all the assets and certain liabilities of Magnum Products, LLC.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our relatively low ongoing capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, even with our reduced leverage, we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures or acquisitions.

Nine months ended September 30, 2011 compared to Nine months ended September 30, 2010

The following table summarizes our cash flows by category for the periods presented:

	Nine months ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Net cash provided by operating activities	$89,015	$83,121	$5,894		7%
Net cash used in investing activities	$(4,457)	$(4,286)	$(171)		4%
Net cash used in financing activities	$(24,421)	$(111,808)	$87,387	(78	) %

Net cash provided by operating activities was $89.0 million for the nine months ended September 30, 2011 compared to $83.1 million for the nine months ended September 30, 2010.  This year-over-year increase in net cash provided by operating activities was the result of improvements in operating income and monetization of inventory partially offset by an increase in accounts receivable.

Net cash used in investing activities for the nine months ended was $4.5 million and $4.3 million for September 30, 2011 and 2010, respectively, mainly related to the purchase of property and equipment.

Net cash used in financing activities was $24.4 million for the nine months ended September 30, 2011, representing a $24.7 million repayment of our term loans in the second quarter of 2011, offset by $0.3 million in proceeds from the exercise of stock options.  Net cash used in financing activities was $111.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received approximately $248.3 million of net proceeds from our IPO, which was offset by a $360.1 million subsequent repayment of our term loans.

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

Non-GAAP measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in the table below.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$37,379	$22,998	$57,512	$38,300
Interest expense	5,895	6,540	17,830	20,752
Depreciation and amortization	14,111	15,011	41,634	44,522
Income taxes provision	126	78	306	237
Non-cash impairment and other charges (a)	1,402	(781)	2,006	(217)
Non-cash share based compensation expense (b)	1,745	1,675	5,462	4,634
Write-off of deferred financing costs related to debt extinguishment (c)	-	-	186	4,180
Transaction costs and credit facility fees (d)	835	183	1,266	850
Business optimization expenses (e)	(21)	-	277	108
Sponsor fees (f)	-	-	-	56
Letter of credit fees (g)	12	3	1	24
Other state franchise taxes (h)	94	30	236	126
Holding company interest income (i)	(11)	(24)	(49)	(69)
Adjusted EBITDA	$61,567	$45,713	$126,667	$113,503

(a)   Represents the following non-cash charges:

• for the three and nine months ended September 30, 2011, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

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

• transaction costs relating to the pending acquisition of Magnum Products;

(e)  represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities in the three and nine months ended September 30, 2011 reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$37,379	$22,998	$57,512	$38,300
Provision for income taxes	126	78	306	237
Income before provision for income taxes	37,505	23,076	57,818	38,537
Amortization of intangible assets	11,987	13,063	35,570	38,745
Amortization of deferred financing costs	495	569	1,491	1,870
Costs related to pending acquisition	601	-	601	-
Write-off of deferred financing costs related to debt extinguishment	-	-	186	4,180
Adjusted net income before provision for income taxes	50,588	36,708	95,666	83,332
Cash income tax expense	(35)	(10)	(315)	(320)
Adjusted net income	$50,553	$36,698	$95,351	$83,012

Adjusted net income per common share - diluted:	0.75	0.55	1.41	n/m
Weighted average common shares outstanding - diluted:	67,646,423	67,231,403	67,433,740	n/m

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                         Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2011, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.                      Risk Factors

There is risk that we may not realize all of the anticipated benefits of our acquisition of the Magnum Products business, or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of our acquisition of the business of Magnum Products, which was consummated on October 3, 2011, will depend, to a large extent, on our ability to integrate the Magnum Products businesses with our business. The integration of two independent businesses can be a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the Magnum Products business with ours. The integration process may disrupt our business and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the Magnum Products business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the Magnum Products business may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline.

The difficulties of combining the operations of the two companies include, among others:

•	managing a larger company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing customers and attracting new customers;

•	consolidating certain corporate and administrative processes and eliminating duplicative operations;

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the acquisition;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the acquisition;

•	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the Magnum Products business are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our common stock. As a result, we cannot assure you that the combination of the Magnum Products business with our business will result in the realization of the full benefits anticipated from the transaction.

Otherwise, there have been no material changes in our risk factors since the March 7, 2011 filing of our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 5.                                Other Information

On November 7, 2011, Generac Power Systems, Inc. (”GPS”) and Dawn Tabat, Chief Operating Officer of the Company, entered into an Amendment (the “Amendment”) to the Employment Agreement, dated as of November 10, 2006, by and between Ms. Tabat and GPS  (as first amended as of January 14, 2010, the “Agreement”). The sole purpose of the Amendment was to extend the term of Ms. Tabat’s employment provided by the Agreement by one year to November 10, 2012. All other provisions of the Agreement are unchanged.  A copy of the Amendment is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 6.                                Exhibits

Exhibits Number	Description
10.1 10.2 31.1
Amendment to Employment Agreement with Dawn Tabat.
Offer letter to Russ Minick.
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 14, 2011