Form 10-K
period 2011-12-31
GENERAC HOLDINGS INC.
filed 2012-03-09
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

          The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $494,323,000 based upon the closing price reported for such date on the New York Stock Exchange.

         As of March 5, 2012, 67,906,706 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

2011 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency of major power outages;

•	availability, cost and quality of raw materials and key components used producing our products;

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

We have what we believe is an industry leading, multi-layered distribution network, and our products are available in thousands of outlets across the United States and Canada. We distribute our products through independent residential and industrial dealers, electrical wholesalers, national accounts, private label arrangements, retailers, catalogs, e-commerce merchants, equipment rental companies, equipment dealers and construction companies. We currently sell our products primarily in North America. We have a significant market share in the residential and light commercial generator markets, which we believe are currently under penetrated. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network.  In addition, through our acquisition of Magnum Products, we are a leading provider of light towers and mobile generators.

We own and operate four manufacturing plants and one distribution facility in Eagle, Wisconsin, Waukesha, Wisconsin, Berlin, Wisconsin and Whitewater, Wisconsin, totaling approximately 1,200,000 total square feet. We also maintain inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

History

Generac Holdings Inc. (Generac) is a Delaware corporation that was founded in 2006. Generac Power Systems, Inc., or Generac Power Systems, our principal operating subsidiary, is a Wisconsin corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. We expanded beyond portable generators in 1980 into the industrial market with the introduction of our first stationary generators that provided up to 200 kW. We entered the residential market in 1989 with a residential standby generator, and expanded our product development and global distribution system in the 1990s, forming a series of alliances that tripled our higher output generator net sales. In 1998, we sold our Generac® portable products business to the Beacon Group, a private equity firm, which eventually sold this business to Briggs & Stratton.  Our growth accelerated in 2000 as we expanded our automatic residential standby generator product offering, implemented our multi-layered distribution philosophy, and introduced our quiet-running QT Series generators in 2005, accelerating our penetration in the commercial market. In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement with the Beacon Group entered into in connection with the aforementioned Beacon Group transaction. In late 2011, our subsidiary Magnum Power Products, LLC acquired the assets of the Magnum Products business (Magnum or Magnum Products) which is the number one light tower manufacturer in the U.S. and has a growing share of the mobile generator market. Today, we manufacture a full line of power products for a wide variety of applications and markets. Our success is built on engineering expertise, manufacturing excellence and our innovative approaches to the market.

CCMP transactions

In November 2006, affiliates of CCMP Capital Advisors, LLC, or CCMP, together with certain other investors and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1.38 billion, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3.0 million for general corporate purposes.

We refer to the foregoing transactions collectively as the “CCMP Transactions.”

Initial public offering and corporate reorganization

On February 17, 2010, we completed our initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. In addition, on March 18, 2010, the underwriters exercised their option and purchased an additional 1,950,500 shares of our common stock from us. We received approximately $224.1 million in net proceeds at the initial closing, and approximately $23.8 million in net proceeds from the underwriters’ option exercise, after deducting the underwriting discount and total expenses related to the offering. The proceeds from the initial closing of the IPO were used entirely to pay down our second lien credit facility in full and to repay a portion of our first lien credit facility.  Proceeds from the option exercise were used for general corporate purposes, including additional pre-payment of the first lien credit facility.

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

Our products

We design, engineer and manufacture generators with an output of between 800W and 9mW, as well as other engine powered products such as light towers, pumps and power washers. In the manufacturing process, we design, manufacture, source and modify engines, alternators, transfer switches and other components necessary to production. We classify our products into three classes based on similar range of power output geared for varying end customer uses: residential power products; commercial and industrial power products; and other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential power products

Our automatic residential standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices, or MSRPs, from approximately $1,800 to $15,000. They operate on either natural gas or liquid propane and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled residential standby generators range in outputs from 6kW to 20kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium homes. Liquid-cooled generators serve as emergency backup for larger homes and small businesses and range in output from 20kW to 60kW. Liquid-cooled brands include the Guardian® Series and the premium Quietsource® Series, which have a quiet, low-speed engine and a standard aluminum enclosure.

We provide portable generators fueled by gasoline that range in size from 800W to 17,500W. These products serve as an emergency home backup and are used for construction and recreational purposes. Following the expiration of a non-compete agreement in 2007, we expanded our portable product offering to introduce portable generators below 12,500W. We currently have four portable product lines: the GP series, targeted at homeowners, ranging from 1,850W to 17,500W; the XG series, targeted at the premium homeowner markets, ranging from 4,000 to 10,000W; the XP series, targeted at the professional contractor market, ranging from 4,000 to 8,000W; and the iX series, targeted at the recreational market, ranging from 800W to 2,000W.  With our acquisition of Gen-Tran in February 2012, we now offer manual transfer switches to supplement our portable generator product offering.

Residential power products comprised 63.0%, 62.9% and 62.0%, respectively, of total net sales in 2009, 2010 and 2011.

Industrial and commercial power products

Our light-commercial standby generators include a full range of affordable generators from 22kW to 150kW and related transfer switches, providing three-phase power sufficient for most small and mid-sized businesses including grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks and small health care facilities. Our light-commercial generators run on natural gas or liquid propane thereby eliminating the fuel spillages, spoilage, environmental or odor concerns common with traditional diesel units.

We manufacture a broad line of standard and configured standby generators and related transfer switches for industrial applications. Our single-engine industrial generators range in output from 10kW to 600kW with our Modular Power System (MPS) technology extending our product range up to 9mW. We offer four fuel options including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. These units are primarily used as emergency backup for large healthcare, telecom, datacom, commercial office, municipal and manufacturing customers.

Our MPS technology combines the power of several smaller generators to produce the output of a larger generator, providing our customers with redundancy and scalability in a cost-effective manner. For larger industrial applications, our MPS products offer customers an efficient, affordable way to scale their standby power needs. By offering a series of smaller Generac generators integrated with Generac's proprietary PowerManager control system, we provide a lower cost alternative to traditional large, single-engine generators. The MPS product line also offers superior reliability given its built-in redundancy which allows individual units to be taken off-line for routine maintenance while retaining coverage for critical circuits.

We provide the telecommunications market our full range of generator systems, ranging from 20kW air-cooled generators to 3mW MPS.

Our light towers and mobile generators provide temporary lighting and power for various end markets, such as road and commercial construction, energy, mining, military and special events. We also manufacture mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications.

Industrial and commercial power products comprised 31.9%, 31.0% and 31.6%, respectively, of total net sales in 2009, 2010 and 2011.

Other power products

We sell aftermarket service parts to our dealers and proprietary engines to third-party original equipment manufacturers, or OEMs. We also sell RV generators, which are available in gasoline, liquid propane and diesel fuel models, directly to OEMs as well as aftermarket dealers.

Other power products comprise 5.1%, 6.1% and 6.4%, respectively, of total net sales in 2009, 2010 and 2011.

Distribution channels and customers

We distribute our product through several channels to increase awareness of our product categories and the Generac® and Magnum® brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential and industrial dealers, wholesalers, national accounts, private label arrangements, retailers, catalogs, e-commerce merchants, equipment rental companies, equipment dealers and construction companies. We believe our distribution network is a competitive advantage that has strengthened over the last decade by expanding our network from our base of industrial dealers to include other channels of distribution as product offerings have increased. Our network is well balanced with no single sales channel providing more than 25% of our sales and no customer providing more than 8% of our sales in 2011.

Our dealer network, which is located principally in the United States and Canada, is the industry's largest network of independent generator contractors.

Our residential/commercial dealer network sells, installs and services our residential and light-commercial products to end users. We have developed a number of proprietary dealer management programs to evaluate, manage and incentivize our dealers, which we believe has an important impact on the high level of customer service we provide to end customers. These programs include both technical and sales training, under which we train new and existing dealers about our products, service and installation. We regularly perform market analyses to determine if a given market is either under-served or has poor residential dealer representation. Within these locations, we selectively add distribution or invest resources in existing dealer support and training to improve dealer performance.

Our industrial dealer network provides industrial and commercial end-users with on-going, local and nationwide product support. Our industrial dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. Our sales group works in conjunction with our industrial dealers to ensure that national accounts receive engineering support, competitive pricing and nationwide service. We promote our industrial generators through the use of product demonstrations, specifying engineer education events, dealer forums and training. In recent years, we have been particularly focused on expanding our dealer network in Latin America in order to expand our international sales opportunities.

Our wholesaler network consists of selling branches of both national and local distribution houses for electrical and HVAC products. Our wholesalers distribute our residential and light-commercial generators and are a key introduction to the standby generator category for electrical and HVAC contractors who may not be Generac dealers.

On a selective basis, we have established private label and licensing arrangements with third party partners to provide residential, light-commercial and industrial generators. The partners include leading home equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products. We have agreements in place with these partners having terms of between three and four years and further establishing additional terms and conditions of these arrangements.

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

The distribution for our mobile products includes international, national and regional equipment rental companies, equipment dealers and construction companies.

Additionally, we sell certain generators and engines directly to OEM manufacturers and after-market dealers for use in the lawn and garden and RV markets.

Manufacturing

Our excellence in manufacturing reflects our philosophy of high standards, continuous improvement and commitment to quality. Our facilities showcase our advanced manufacturing techniques and demonstrate the effectiveness of lean manufacturing.

We continually seek to reduce manufacturing costs while improving product quality. We deliver an affordable product to our customers through our value engineering philosophy, our strategic foreign sourcing, our scale, and adherence to lean manufacturing principles. We believe we have sufficient capacity to achieve our business goals for the near term.

Our product quality is essential to maintaining a leading market position. Incoming shipments from our suppliers are tested to ensure engineering specifications are met. Purchased components are tested for quality at the supplier’s factory and prior to entering production lines and are continuously tested throughout the manufacturing process. Internal product and production audits are performed to ensure a reliable product and process. We test finished products under a variety of simulated conditions at each of our manufacturing facilities.

Research and development and intellectual property

Our primary focus on generators and engine powered equipment drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of over 150 engineers working on numerous active projects. Our sponsored research and development expense was $10.8 million, $14.7 million and $16.5 million for the years ended December 2009, 2010 and 2011, respectively. Research and development is conducted at each of our manufacturing facilities and additionally at our technical center in Suzhou, China with dedicated teams for each product line. Research and development is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with governmental standards. We have had over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

We rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our commitment to research and development has resulted in a portfolio of approximately 90 U.S. and international patents and patent applications. Our patents expire between 2016 and 2028 and protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. U.S. trademark registrations generally have a perpetual duration if they are properly maintained and renewed. New U.S. patents that are issued generally have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of raw materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable, low-cost suppliers in the United States and abroad. Our strategic global sourcing function continuously evaluates the cost structure of our products and capabilities of our supply chain, and sources components accordingly based on this evaluation. In 2011, we sourced more than half of our components from outside the United States.

Competition

The market for onsite standby generators is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers abroad. However, most of the traditional participants in the standby generator market compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant focused predominantly on standby and portable generators with broad capabilities across the residential, industrial and light-commercial generator markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering and diverse distribution model provide for additional advantages as well.

In the market for standby commercial and industrial generators, our primary competitors are Caterpillar, Cummins, Kohler and MTU, most of which focus on the market for diesel generators as they are also diesel engine manufacturers. In the market for residential standby generators, our primary competitors include Briggs & Stratton, Cummins (Onan division) and Kohler, which also have broad operations in other manufacturing businesses. In the portable generator market, our primary competitors include Briggs & Stratton, Honda and Techtronics International (TTI), along with a number of smaller domestic and foreign competitors. In the market for mobile generators, our primary competitors are Doosan/IR, Aggreko, Caterpiller and Wacker. Our competitors in the market for light towers include Terex, Allmand and Wacker.

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

Employees

As of December 31, 2011, we had 2,223 employees (2,021 full time and 202 part-time and temporary employees). Of those, 1,364 employees were directly involved in manufacturing at our manufacturing facilities.

We have had an “open shop” bargaining agreement for the past 45 years. Our current agreement is with the Communication Workers of America, Local 4603. The current agreement, which expires October 17, 2016, covers our Waukesha and Eagle facilities. Currently, less than 2% of our workforce is a member of a labor union. Our facilities in Whitewater, Wisconsin and Berlin, Wisconsin are not unionized.

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

Our products are regulated by the U.S. Environmental Protection Agency (EPA), California Air Resources Board (CARB) and various other state and local air quality management districts.  These governing bodies continue to pass regulations that require us to meet more stringent emission standards, and all of our engines and engine-driven products are regulated within the United States and its territories.  Other countries have various degrees of regulation depending upon product application and fuel types.  New regulations could require us to redesign our products and could affect market growth for our products.

Segment information

We refer you to Note 2, “Segment Reporting,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information about our business segment and geographic areas.

Executive officers

The following table sets forth information regarding our executive officers:
Name	Age	Position
Aaron P. Jagdfeld	40	Chief Executive Officer and Director
York A. Ragen	40	Chief Financial Officer
Dawn A. Tabat	59	Chief Operating Officer
Terrence J. Dolan	46	Executive Vice President, Industrial Products
Russell S. Minick	51	Executive Vice President, Residential Products
Allen A. Gillette	55	Senior Vice President, Engineering
Roger W. Schaus, Jr.	57	Senior Vice President, Service Operations
Roger F. Pascavis	51	Senior Vice President, Operations

Aaron P. Jagdfeld has served as our Chief Executive Officer since September 2008 and as a director since November 2006. Prior to becoming Chief Executive Officer, Mr. Jagdfeld worked for Generac for 15 years. He began his career in the finance department in 1994 and became our Chief Financial Officer in 2002. In 2007, he was appointed president and was responsible for sales, marketing, engineering and product development.  Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte and Touche. Mr. Jagdfeld holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

York A. Ragen has served as our Chief Financial Officer since September 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Actuant Corporation. Mr. Ragen began his career in the Audit division of Arthur Andersen's Milwaukee office. Mr. Ragen holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

Dawn A. Tabat has served as our Chief Operating Officer since 2002. Ms. Tabat joined Generac in 1972 and served as Personnel Manager and Personnel Director before being promoted to Vice President of Human Resources in 1992. During this period, Ms. Tabat was responsible for creating the human resource function within Generac, including recruiting, compensation, training and workforce relations. In her current position, Ms. Tabat oversees manufacturing, logistics, global supply chain, quality, safety and information services.

Terrence J. Dolan began serving as our Executive Vice President of Industrial Products in October 2011. Prior to becoming Executive Vice President of Industrial Products, he served as our Senior Vice President of Sales from January 2010 to October 2011. Prior to joining Generac, Mr. Dolan was Senior Vice President of Business Development and Marketing at Boart Longyear from 2007 to 2008, Vice President of Sales and Marketing at Ingersoll Rand from 2002 to 2007, and Director of Strategic Accounts at Case Corporation from 1991 to 2001. Mr. Dolan holds a B.A. in Management and Communications from Concordia University.

Russell S. Minick joined Generac in August 2011, and was named Executive Vice President of Residential Products in October 2011. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

Allen A. Gillette is our Senior Vice President of Engineering. Mr. Gillette joined Generac in 1998 and has served as Engineering Manager, Director of Engineering and Vice President of Engineering. Prior to joining Generac, Mr. Gillette was Manager of Engineering at Transamerica Delaval Enterprise Division, Chief Engineer—High-Speed Engines at Ajax-Superior Division and Manager of Design & Development, Cooper-Bessemer Reciprocating Products Division. Mr. Gillette holds an M.S. in Mechanical Engineering from Purdue University and a B.S. in Mechanical Engineering from Gonzaga University.

Roger W. Schaus, Jr. serves as our Senior Vice President of Service Operations. Mr. Schaus joined Generac in 1988 and has served as Director of Manufacturing Services, Vice President of Manufacturing Services and Senior Vice President of Operations. Prior to joining Generac, Mr. Schaus was a Manufacturing Area Manager for Harley Davidson Motor Company in Wauwatosa, Wisconsin and a Plant Manager for Custom Products in Menomonee Falls, Wisconsin. Mr. Schaus holds a B.S. in Agricultural Economics from the University of Wisconsin, Madison.

Roger F. Pascavis has served as our Senior Vice President of Operations since January 2008. Mr. Pascavis joined Generac in 1995 and has served as Director of Materials and Vice President of Operations. Prior to joining Generac, Mr. Pascavis was a Plant Manager for MTI in Waukesha, Wisconsin. Mr. Pascavis holds a B.S. in Industrial Technology from the University of Wisconsin, Stout and an M.B.A. from Lake Forest Graduate School of Management.

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

Sales of our products are subject to consumer buying patterns, and demand for our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts and other grid reliability issues. The impact of these outage events on our sales can vary depending on the location and severity of the outages. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales growth rates and excess inventory. The lack of major power-outage events can affect our net sales in the years following a given storm season. Unpredictable fluctuations in demand are therefore part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe major power outages create awareness and accelerate adoption for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards could lead to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers, and we cannot guarantee that our current customers will continue to purchase our products. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets.

Decreases in the availability and quality, or increases in the cost, of raw materials and key components we use could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

The industry in which we compete is highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies and have substantially greater financial resources. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For more information, see “Item 1—Business—Competition.”

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

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, telecommunications, retail or equipment rental customers, would adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies, arrangements with top retailers and equipment rental companies, and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors and customers with whom we do business offer products and services of our competitors. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the federal Environmental Protection Agency, or EPA, state regulatory agencies, such as CARB, and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our projects or develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to modify our spark-ignited air-cooled gaseous engines to comply with the 2011 EPA and CARB regulations, as well as the continued implementation of Tier 4  nonroad diesel engine changes associated with the Magnum acquisition. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

We may incur costs and liabilities as a result of product liability claims.

We face a risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

The loss of any key members of our senior management team or key employees could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in the power products industry. If, for any reason, our senior executives do not continue to be active in management, or if our key employees leave our company, our business, financial condition or results of operations could be adversely affected. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operations. Although we do not anticipate that we will have to replace any of these individuals in the near future, the loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

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

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	equipment or information technology infrastructure failure;

•	disruptions in the transportation infrastructure including roads, bridges, railroad tracks;

•	fires, floods, tornados, earthquakes, or other catastrophes; and

•	other operational problems.

In addition, the vast majority of our manufacturing and production facilities are located in Wisconsin within a 100-mile radius. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our Wisconsin facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

A significant portion of our purchased components are sourced in foreign countries, exposing us to additional risks that may not exist in the United States.

We source a significant portion of our purchased components overseas, primarily in Asia and Europe. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. Such risks include:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties;

•	domestic and foreign customs and tariffs;

•	currency rate fluctuations;

•	trade restrictions;

•	labor unrest;

•	logistical and communications challenges; and

•	other restraints and burdensome taxes.

These factors may have an adverse effect on our ability to efficiently and cost effectively source our purchased components overseas. In particular, if the U.S. dollar were to depreciate significantly against the currencies in which we purchase raw materials from foreign suppliers, our cost of goods sold could increase materially, which would adversely affect our results of operations.

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

As of December 31, 2011, we had approximately $127.1 million of net operating loss carryforwards for U.S. federal income tax purposes. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2011, goodwill and other indefinite-lived intangibles totaled $695.9 million, most of which arose from the CCMP Transactions. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles, such as the $9.4 million non-cash charge recorded in the fourth quarter of 2011 primarily related to the write down of a certain trade name as we strategically transition to the Generac brand, could have a material adverse effect on our financial statements.

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

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. In February 2012, we completed the planned refinancing of our former credit facility, and the new credit facility is comprised of a $150 million unfunded Revolver, a $325 million Term Loan A and $250 million Term Loan B.  The Revolver and Term Loan A both have a five (5) year term, with interest payable on a leveraged-based pricing grid starting at LIBOR plus 2.25%.  The Term Loan B matures in seven (7) years and accrues interest at LIBOR plus 2.75% with a LIBOR floor of 1.0%. For more information regarding the refinance of our credit facility see “Item 8 – Financial Statements and Supplementary Data – “16. Subsequent Events.” In the future, if we are unable to refinance such facilities on acceptable terms, our liquidity could be adversely affected.

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

We may not realize all of the anticipated benefits of our acquisition of the Magnum Products business or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the Magnum Products acquisition, which was consummated on October 3, 2011, will depend, to a large extent, on our ability to integrate the Magnum Products business with our business. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the Magnum Products business with ours. The integration process may disrupt our business and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the Magnum Products business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the Magnum Products business may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline.

The difficulties of combining the operations of the companies include, among others:

•	managing a larger company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing customers and attracting new customers;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the acquisition;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the acquisition;

•	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

Risks related to our capital structure

We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of $597.9 million. As of February 9, 2012 our total indebtedness was further reduced to $575.0 million. While we reduced this amount of debt during 2010, 2011 and 2012 through the use of the proceeds of our IPO and of cash on hand, including an additional prepayment of debt of $74.2 million in December of 2010, $24.7 million in April of 2011, $34.6 million in December of 2011 and $22.9 million in February 2012 (as discussed elsewhere in this report under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we still have a significant amount of indebtedness. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. While we maintain interest rate swaps covering a significant portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our senior secured credit facilities bears interest at a variable rate. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

The terms of our senior secured credit facilities restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our former senior secured credit facilities contained, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our ability to engage in acts that may be in our best long-term interests. Our new senior secured credit facilities entered into on February 9, 2012 include certain financial covenants.

The new credit facility requires Generac Power Systems to maintain a maximum leverage ratio (as defined in the senior secured credit facility) of 4.00 to 1.00 from the periods June 30, 2012 to September 30, 2012, and 3.75 to 1.00 thereafter. As of December 31, 2011, Generac Power Systems' leverage ratio was 2.83. In addition, the new credit facility requires Generac Power Systems to maintain a minimum interest coverage ratio (as defined in the senior secured credit facility) of 2.50 to 1.00 from June 30, 2012 to September 30, 2012, 2.75 to 1.00 from December 31, 2012 to June 30, 2013, 3.00 to 1.00 from September 30, 2013 to June 30, 2014 and 3.25 to 1.00 thereafter. As of December 31, 2011, Generac Power Systems’ interest coverage ratio was 8.55. Failure to comply with such covenants would result in an event of default under our new senior secured credit facilities unless waived by our lenders.

Our new senior secured credit facilities require us to use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business and other dispositions to repay indebtedness under our senior secured credit facilities.

Our new senior secured credit facilities also include covenants restricting, among other things, our ability to:

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

The operating and financial restrictions and covenants in our new senior secured credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our new senior secured credit facilities would result in a default under our new senior secured credit facilities. If any such default occurs, the lenders under our new senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Our principal stockholder continues to have substantial control over us.

Affiliates of CCMP collectively beneficially own approximately 59.0% of our outstanding common stock. As a consequence, CCMP or its affiliates are able to exert a significant degree of influence or actual control over our management and affairs and will control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own and operate manufacturing and distribution facilities located in Eagle, Wisconsin, Waukesha, Wisconsin, Whitewater, Wisconsin and Berlin, Wisconsin, which total approximately 1.2 million square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations. We also have inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

The following table shows the location and activities of our operations:

Location	Owned / Leased	Square Footage	Activities

Waukesha, WI	Owned	307,250	Corporate headquarters and manufacturing of liquid-cooled generators and transfer switches and storage
Eagle, WI	Owned	236,000	Manufacturing of liquid-cooled generators and metal fabrication
Eagle, WI	Owned	6,000	Training facility
Whitewater, WI Berlin, WI Berlin, WI	Owned Owned Leased	295,000 129,000 122,500	Manufacturing of vertically integrated engines and generators Manufacturing of mobile generators, light towers, pumps and metal fabrication R&D, shipping, storage facilities, manufacturing
Whitewater, WI Fort Atkinson, WI Edgerton, WI	Owned Leased Leased	196,000 183,640 242,100	Distribution center Storage facility Storage facility
Maquoketa, IA Nor Cross, GA Cooler, GA Alpharetta, GA	Owned Leased Leased Leased	137,000 12,555 2,500 13,000	Inventory warehouse and rental property Dealer facility, sales, distribution, training Dealer facility, sales, distribution, training Manufacturing, sales, distribution, light assembly and packaging
As of December 31, 2011, substantially all of our owned properties are subject to mortgages under our senior secured credit facilities.

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2011, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the NYSE under the symbol “GNRC.”  The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2011 and 2010, respectively.

	2011
	High	Low
Fourth Quarter	$29.06	$18.29
Third Quarter	$21.41	$15.41
Second Quarter	$21.10	$17.10
First Quarter	$20.85	$14.72

	2010
	High	Low
Fourth Quarter	$16.51	$13.04
Third Quarter	$15.08	$11.99
Second Quarter	$15.40	$10.65
First Quarter (beginning February 11, 2010)	$15.40	$12.84

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index and S&P 500 Industrials Index for the year ended December 31, 2011. The graph and table assume that $100 was invested on February 11, 2010 (first day of trading) in each of our common stock, the S&P 500 Index, S&P 500 Industrials Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the S&P 500 Industrials Index are based on our fiscal year.

Comparison of Cumulative Total Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
2/11/2010
3/31/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
Generac Holdings Inc.
S&P 500 Index
S&P 500 Industrials Index

ASSUMES $100 INVESTED ON FEBRUARY 11, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2011

Company/ Market/ Peer Group	2/11/2010	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Generac Holdings Inc.	$100.00	$109.11	$109.11	$106.23	$125.93	$158.02	$151.09	$146.50	$218.30
S&P 500 Index	$100.00	$108.73	$96.31	$107.18	$118.71	$125.73	$125.85	$108.40	$121.21
S&P 500 Industrials Index	$100.00	$113.00	$99.09	$113.27	$126.65	$137.74	$136.82	$108.06	$125.90

Holders

As of February 17, 2012, there were approximately 107 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We did not declare or pay cash dividends in 2011. We currently do not have plans to pay any dividends on our common stock in the near term. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization and such other factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by Generac Power Systems will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from Generac Power Systems.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2012 Proxy Statement and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2009, 2010 and 2011 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2007 and December 31, 2008 are derived from our audited historical financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data)	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Statement of operations data:
Net sales	$555,705	$574,229	$588,248	$592,880	$791,976
Costs of goods sold	333,428	372,199	352,398	355,523	497,322
Gross profit	222,277	202,030	235,850	237,357	294,654
Operating expenses:
Selling and service	52,652	57,449	59,823	57,954	77,776
Research and development	9,606	9,925	10,842	14,700	16,476
General and administrative	17,581	15,869	14,713	22,599	30,012
Amortization of intangibles (1)	47,602	47,602	51,960	51,808	48,020
Goodwill and trade name impairment charge and trade name write-down (2)	—	583,486	—	—	9,389
Total operating expenses	127,441	714,331	137,338	147,061	181,673
Income (loss) from operations	94,836	(512,301)	98,512	90,296	112,981
Other income (expense):
Interest expense	(125,366)	(108,022)	(70,862)	(27,397)	(23,718)
Gain on extinguishment of debt (3)	18,759	65,385	14,745	—	—
Write-off of deferred financing costs related to debt extinguishment	—	—	—	(4,809)	(377)
Investment income	2,682	600	2,205	235	110
Costs related to acquisition	—	—	—	—	(875)
Other, net	(1,196)	(1,217)	(1,206)	(1,105)	(1,155)
Total other expense, net	(105,121)	(43,254)	(55,118)	(33,076)	(26,015)
Income (loss) before provision (benefit) for income taxes	(10,285)	(555,555)	43,394	57,220	86,966
Provision (benefit) for income taxes (4)	(571)	400	339	307	(237,677)
Net income (loss)	$(9,714)	$(555,955)	$43,055	$56,913	$324,643
Income (loss) per share - diluted:
Class A Common Stock (5)	(34,994)	(357,628)	(41,111)	(1.65)	4.79
Class B Common Stock (5)	3,462	3,780	4,171	505	n/a

Statement of cash flows data:
Depreciation	6,181	7,168	7,715	7,632	8,103
Amortization	47,602	47,602	51,960	51,808	48,020
Expenditures for property and equipment	(13,191)	(5,186)	(4,525)	(9,631)	(12,060)

Other financial data:
Adjusted EBITDA (6)	158,148	129,858	159,087	156,249	188,476
Adjusted Net Income (7)	21,931	13,758	83,643	115,954	147,176

(Dollars in thousands)	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009	As of December 31, 2010	As of December 31, 2011
Balance sheet data:
Current assets	$217,750	$274,997	$345,017	$272,519	$383,265
Property, plant and equipment, net	78,982	76,674	73,374	75,287	84,384
Goodwill	1,029,068	525,875	525,875	527,148	547,473
Other intangibles and other assets	582,859	448,668	392,977	334,929	537,671
Total assets	$1,908,659	$1,326,214	$1,337,243	$1,209,883	$1,552,793

Total current liabilities	$94,690	$127,981	$131,971	$86,685	$165,390
Long-term debt, less current portion	1,280,750	1,121,437	1,052,463	657,229	575,000
Other long-term liabilities	27,439	43,539	17,418	24,902	43,514
Redeemable stock (8)	747,070	843,451	878,205	—	—
Total liabilities, redeemable stock and stockholders' equity (8)	$1,908,659	$1,326,214	$1,337,243	$1,209,883	$1,552,793

(1)   Our amortization of intangibles expenses include the straight-line amortization of customer lists, patents and other finite-lived intangibles assets.

(2)   As of October 31, 2008, as a result of our annual goodwill and tradename impairment test, we determined that an impairment of goodwill and trade names existed, and we recognized a non-cash charge of $583.5 million in 2008.  During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9.4 million non-cash charge which primarily related to the write down of the impacted trade name to net realizable value. In addition, the Company performed its annual goodwill and tradename impairment test as of October 31, 2011. Except as noted, no impairment was indicated.

(3)   During 2007, affiliates of CCMP acquired $80.3 million principal amount of second lien term loans for approximately $60.0 million. CCMP's affiliates exchanged this debt for additional shares of our Class B Common Stock. The fair value of the shares exchanged was $60.0 million. We recorded this transaction as additional Class B Common Stock of $60.0 million based on the fair value of the debt contributed by CCMP's affiliates, which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, we recorded a gain on extinguishment of debt of $18.8 million, which includes a write-off of deferred financing fees and other closing costs in the consolidated statement of operations for the year ended December 31, 2007.

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

(4)   The 2011 net tax benefit of $237.7 million includes a tax benefit of $271.4 million recorded due to the reversal of valuation allowances recorded on the Company’s net deferred tax assets.  See discussion in Item 8 – Financial Statements and Supplementary Data – Note 9 for additional information.

(5)   Diluted earnings per share reflects the impact of the reverse stock split which occurred immediately prior to the initial public offering as discussed in “Item 8 – Financial Statements and Supplementary Data – Note 1”. At the time of the IPO on February 17, 2010, all shares of Class B common stock were converted into shares of Class A common stock, and the Class A common stock became the one class of outstanding common stock. See discussion of the IPO in Part 1, Item 1 – Initial Public Offering and Corporate Reorganization.

(6)   Adjusted EBITDA represents net income (loss) before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in this table. For a description of the additional adjustments permitted for Covenant EBITDA under our senior secured credit facilities, see "Item 7 - Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Senior secured credit facilities—Covenant compliance."  The definition of Adjusted EBITDA in the new February 2012 credit agreement is substantially the same as the definition in the previous 2006 credit agreement.

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

Our former senior secured credit facility required Generac Power Systems, Inc. to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to Covenant EBITDA at a level that varied over time. As of December 31, 2011, Generac Power Systems, Inc.’s ratio was 2.83 to 1.00, which was below the covenant requirement of 4.75 to 1.00. Generac Holdings Inc. net debt to adjusted EBITDA ratio as of December 31, 2011 was 2.65x.  Our credit agreement does not permit us to net cash and cash equivalents held by the Generac Holdings Inc. entity against our debt balance for covenant purposes. Our new senior secured credit facilities entered into on February 9, 2012 also include certain financial covenants. The new credit facility requires Generac Power Systems to maintain a maximum leverage ratio (as defined in the senior secured credit facility) of 4.00 to 1.00 from the periods June 30, 2012 to September 30, 2012, and 3.75 to 1.00 thereafter. In addition, the new credit facility requires Generac Power Systems to maintain a minimum interest coverage ratio (as defined in the senior secured credit facility) of 2.50 to 1.00 from June 30, 2012 to September 30, 2012, 2.75 to 1.00 from December 31, 2012 to June 30, 2013, 3.00 to 1.00 from September 30, 2013 to June 30, 2014 and 3.25 to 1.00 thereafter. Failure to comply with this covenant would result in an event of default under our new senior secured credit facility unless waived by our lenders. An event of default under our new senior secured credit facility could result in the acceleration of our indebtedness under the facility, and we may be unable to repay the amounts due.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

(Dollars in thousands)	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Net income (loss	$(9,714)	$(555,955)	$43,055	$56,913	$324,643
Interest expense	125,366	108,022	70,862	27,397	23,718
Depreciation and amortization	53,783	54,770	59,675	59,440	56,123
Income taxes provision (benefit)	(571)	400	339	307	(237,677)
Non-cash impairment and other charges (income)(a)	5,328	585,634	(1,592)	(361)	10,400
Non-cash share-based compensation expense(b)	—	—	—	6,363	8,646
Write-off of deferred financing costs related to debt extinguishment(c)	—	—	—	4,809	377
Transaction costs and credit facility fees(d)	1,044	1,319	1,188	1,019	1,719
Non-cash gains(e)	(18,759)	(65,385)	(14,745)	—	—
Business optimization expenses(f)	1,944	971	—	108	277
Sponsor fees(g)	500	500	500	56	—
Letter of credit fees(h)	335	169	135	(26)	(33)
Other state franchise taxes(i)	—	53	72	317	342
Holding company interest income(j)	(1,108)	(640)	(402)	(93)	(59)
Adjusted EBITDA	$158,148	$129,858	$159,087	$156,249	$188,476

(a)   Represents the following non-cash charges:

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

• for the years ended December 31, 2011, primarily $9.4 million trade name write-down described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies—Goodwill and other intangible assets." Also includes unrealized mark-to-market adjustment on copper forward contracts and loss on disposal of assets;

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

• The goodwill and trade name impairment charges recorded in the year ended December 31, 2008 and the trade name write-down recorded in the year ended December 31, 2011 are one-time items that we believe do not reflect our ongoing operations. These charges are explained in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Other Intangible Assets";

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

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)   Represents the write-off of a portion of deferred financing costs related to the repayment of debt.

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

• before 2011, transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, which CCMP's affiliates contributed to our company in exchange for the issuances of securities, which repurchases we do not expect to recur;

• in the year ended December 31, 2011, transaction costs relating to the acquisition of the Magnum Products business

(e)  represents the following non-cash gains:

• for all periods before 2010,  represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (d) above, which we do not expect to recur.

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

(g)   Represents management, consulting, monitoring, transaction and advisory fees and related expenses paid or accrued to affiliates of CCMP and certain other investors (related parties) under an advisory services and monitoring agreement. This agreement automatically terminated upon consummation of our initial public offering, and, accordingly, we believe that these expenses do not reflect the expenses of our ongoing operations.

(h)    Represents fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

(i)   Represents franchise and business activity taxes paid at the state level. We believe the inclusion of these taxes in calculating Adjusted EBITDA is similar to the inclusion of income taxes, as set forth in the table above.

(j)   Represents interest earned on cash held at Generac Holdings Inc. We exclude these amounts because we do not include them in the calculation of "Covenant EBITDA" under and as defined in our senior secured credit facilities.

(7) Adjusted Net Income is defined as net income before provision (benefit) for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization and write-offs of deferred loan costs related to the Company’s debt, intangible asset impairment charges, transaction costs and purchase accounting adjustments, and non-cash gains reflected in the reconciliation table set forth below.

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance, such as amortization costs, and non-cash gains and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid.

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

• Other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

(Dollars in thousands)	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Net income (loss)	$(9,714)	$(555,955)	$43,055	$56,913	$324,643
Provision (benefit) for income taxes	(571)	400	339	307	(237,677)
Income (loss) before provision (benefit) for income taxes	(10,285)	(555,555)	43,394	57,220	86,966
Amortization of intangible assets	47,602	47,602	51,960	51,808	48,020
Amortization of deferred loan costs	4,225	3,905	3,417	2,439	1,986
Write-off of deferred financing costs related to debt extinguishment	—	—	—	4,809	377
Intangible impairment charge	—	583,486	—	—	9,389
Transaction costs and purchase accounting adjustments	3,925	—	—	—	875
Gain on extinguishment of debt	(18,759)	(65,385)	(14,745)	—	—
Adjusted net income before income taxes	26,708	14,053	84,026	116,276	147,613
Cash income tax expense	(4,777)	(295)	(383)	(322)	(437)
Adjusted net income	$21,931	$13,758	$83,643	$115,954	$147,176

(8) Includes our Series A Preferred Stock and Class B Common Stock. See Note 7 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 6 - Selected Financial Data” and the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A - Risk Factors.”

Overview

We are a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and commercial markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in the United States and Canada. We design, manufacture, source and modify engines, alternators, automatic transfer switches and other components necessary for our products. Our generators and other products are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™ and are available through a broad network of independent dealers, retailers and wholesalers and equipment rental companies.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in the last two years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential products are approximately 2.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and other outage activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.    The market for commercial and industrial stationary and mobile generators and other power equipment is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various industrial and commercial end markets that we serve (industrial, telecommunications, distribution, retail, health care facilities, construction, energy and municipal infrastructure, among others). The market for these products is also affected by general economic conditions, credit availability and trends in durable goods spending by businesses.

Operational factors

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. The operational factors that affect our business include the following:

New product start-up costs.    When we launch new products, we generally experience an increase in start-up costs, including engineering expenses, expediting costs, testing expenses, marketing expenses and warranty costs, resulting in lower gross margins after the initial launch of a new product. Margins on new product introductions generally increase over the life of the product as these start-up costs decline and we focus our engineering efforts on product cost reduction.

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense decreased in 2011 compared to 2010, primarily due to approximately $134 million of debt pre-payments made over the last thirteen months.

Factors influencing provision for income taxes.    Because we made a Section 338(h)(10) election in connection with the CCMP Transactions, we have $1.2 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2011 that we expect to generate cash tax savings of $470 million through 2021, assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $127.1 million as of December 31, 2011, which we expect to generate an additional $44 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

In addition, as a result of the asset acquisition of Magnum, we have approximately $57.0 million of tax deductible goodwill and intangible assets remaining as of December 31, 2011. We expect these assets to generate tax savings of $22.2 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.9 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 24% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 25% to 30% in the third quarter and 26% to 34% in the fourth quarter, with different seasonality depending on the timing of outage activity in each year, such as the outage activity experienced in the third and fourth quarters of 2011. Due to the significant demand and awareness created by these outage events in the second half of 2011, we expect growth rates during 2012 to be heavily weighted toward the first half of the year, assuming no material improvement in the macroeconomic environment and no comparable outage events in 2012.  Because of this, our historical seasonality patterns may not apply in 2012.

We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Transactions with CCMP

In November 2006, affiliates of CCMP, together with certain other investors and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1.38 billion, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3 million for general corporate purposes. For additional information concerning these and other historical transactions with CCMP, see “Item 1—Business—History—CCMP transactions.”

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

In connection with such issuances of our Class B Common Stock to affiliates of CCMP in connection with debt exchanges in 2007 and 2008 and the satisfaction of preemptive rights under the shareholders' agreement that arose from such issuances, affiliates of CCMP sold some of the shares of our Class B Common Stock they were issued in connection with such debt exchanges to an entity affiliated with CCMP, certain other investors and certain members of our management and board of directors. In addition, in connection with such issuances of our Series A Preferred Stock to affiliates and CCMP in connection with debt exchanges in 2008 and 2009 and the satisfaction of preemptive rights under the shareholders' agreement that arose from such issuances, during the year ended December 31, 2009, we issued 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $20.0 million in cash to an entity affiliated with CCMP and certain members of management and our board of directors, and affiliates of CCMP sold some of the shares of Series A Preferred Stock they were previously issued in connection with such debt exchanges to an entity affiliated with CCMP and a member of the board of directors at the same price.

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

Repayment of debt

In February 2010, we used $221.6 million in net proceeds from the initial closing of the IPO to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, December 2010, April 2011 and December 2011, we used $138.5 million, $74.2 million, $24.7 million and $34.6 million, respectively, of cash and cash equivalents on hand to further pay down our first lien term loan. As a result of these debt repayments, the outstanding balance on the first lien credit facility has been reduced to $597.9 million as of December 31, 2011, and our second lien credit facility has been repaid in full and terminated. This reduction in debt will have a significant impact on cash flows as a result of lower interest expense in future periods, based on current LIBOR rates.

Additionally, in connection with our refinancing on February 9, 2012, we used $22.9 million of cash and cash equivalents on hand to further pay down our first lien term loan. We classified this portion of debt as a current liability in our consolidated balance sheet at December 31, 2011.

Components of net sales and expenses

Net sales

Substantially all of our net sales are generated through the sale of our generators and other engine powered products to the residential, commercial and industrial markets. We also sell engines to certain customers and service parts to our dealer network. Net sales are recognized upon shipment of products to our customers. Net sales also includes shipping and handling charges billed to customers which are recognized at the time of shipment of products to our customers. Related freight costs are included in cost of sales. Our generators and other products are fueled by natural gas, liquid propane, gasoline, diesel or Bi-Fuel™ systems with power output from 800W to 9mW. Our products are primarily manufactured and assembled at our Wisconsin facilities and distributed through thousands of outlets across the United States and Canada. Our smaller kW generators for the residential, portable and commercial markets are typically built to stock, while our larger kW products for the industrial markets are generally customized and built to order.

Our net sales are affected primarily by the U.S. economy as sales outside of the United States represent only approximately 5% of total net sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 8% of our net sales for the year ended December 31, 2011 and our top ten customers representing less than 30% of our net sales for the same period.

Costs of goods sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised over 80% of costs of goods sold for the year ended December 31, 2011. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our products smaller than 20kW. We source engines for some of our smaller products and all of our products larger than 20kW. We design all the alternators for our units and manufacture alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, low-cost suppliers.

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

Operating expenses

Our operating expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. All of these categories include personnel costs such as salaries, bonuses, employee benefit costs and taxes. We typically classify our operating expenses into four categories: selling and service, research and development, general and administrative, and amortization of intangibles.

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

Research and development.    Our research and development expenses support over 130 active research and development projects. We currently operate four advanced facilities and employ over 150 engineers who focus on new product development, existing product improvement and cost reduction. Our commitment to research and development has resulted in a significant portfolio of approximately 90 U.S. and international patents and patent applications. Our research and development costs are expensed as incurred.

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

Goodwill and trade name.    Goodwill primarily represents the excess of the amount paid to acquire us over the estimated fair value of the net tangible and intangible assets acquired as of the November 2006 date of the CCMP Transactions.

Other indefinite-lived intangible assets consist of trade names. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had we not owned the trade name and instead licensed the trade name from another company.

In 2011, we recorded a non-cash charge which primarily related to the write down of a certain trade name. Please see “Critical accounting policies—Goodwill and other intangible assets” for additional detail on this charge.

Other income (expense)

Our other income (expense) includes the interest expense on the outstanding balances of our $950.0 million first lien term loan, $430.0 million second lien term loan and $150.0 million revolving credit facility entered into in November 2006, and the amortization of debt financing costs. In February 2010, we used the net proceeds from the initial closing of the initial public offering to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, December 2010, April 2011 and December 2011, we used cash and cash equivalents on hand to further pay down our first lien term loan principal.  No amounts were outstanding under the revolving credit facility at December 31, 2011 and December 31, 2010. The amounts borrowed under our term loans bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. We also earn interest income on our cash and cash equivalents, which is included in other income (expense). We also recorded expenses related to interest rate swap agreements, which had a notional amount of $300.0 million outstanding at December 31, 2010 at an average rate of 1.5%, and a notional amount of $300.0 million outstanding at December 31, 2011 at an average rate of 1.5%. Other income (expense) may also include other financial items such as extinguishment of debt.

Costs related to acquisition.    In 2011, our other expenses include one-time transaction-related expenses related to the acquisition of the Magnum business.

Results of operations

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2010	2011
Net sales	$592,880	$791,976
Costs of goods sold	355,523	497,322
Gross profit	237,357	294,654
Operating expenses:
Selling and service	57,954	77,776
Research and development	14,700	16,476
General and administrative	22,599	30,012
Amortization of intangibles	51,808	48,020
Trade name write-down	-	9,389
Total operating expenses	147,061	181,673
Income from operations	90,296	112,981
Total other expense, net	(33,076)	(26,015)
Income before provision for income taxes	57,220	86,966
Provision for income taxes	307	(237,677)
Net income	$56,913	$324,643

	Year ended December 31,
(Dollars in thousands)	2010	2011
Residential power products	$372,782	$491,016
Commercial & Industrial power products	183,555	250,270
Other	36,543	50,690
Net sales	$592,880	$791,976

Net sales. Net sales increased $199.1 million, or 33.6%, to $792.0 million for the year ended December 31, 2011 from $592.9 million for the year ended December 31, 2010.  This increase was driven by a $118.2 million, or a 31.7%, increase in residential product sales largely driven by demand created by the major power outages in the third and fourth quarters of 2011.  The frequency and duration of these major outages in certain regions of the country led to a surge in demand for portable generators as well as increased awareness and accelerated adoption of home standby generators.  Commercial and industrial product sales increased $66.7 million, or 36.3%.  Magnum Products contributed $36.5 million during the fourth quarter of 2011.  In addition, overall capital spending from our national account customers and strong demand for our large industrial systems also contributed to increased commercial and industrial sales.  Other product sales increased $14.1 million mainly due to stronger service parts sales as a result of the major power outage events during the second half of 2011.  Magnum Products also contributed $2.3 million to service parts sales during the fourth quarter of 2011.

Costs of goods sold. Costs of goods sold increased $141.8 million, or 39.9%, to $497.3 million for the year ended December 31, 2011 from $355.5 million for the year ended December 31, 2010. This increase was mainly driven by the increase in sales volume and the addition of Magnum Products during the fourth quarter.

Gross profit. Gross profit increased $57.3 million, or 24.1%, to $294.7 million for the year ended December 31, 2011 from $237.4 million for the year ended December 31, 2010, primarily due to the factors affecting net sales and cost of goods sold described above. As a percent of net sales, gross profit margin for the year ended December 31, 2011 decreased to 37.2% from 40.0% for the year ended December 31, 2010. This decline is primarily attributable to a higher sales mix of lower margin portable generators during 2011 and the mix impact from the addition of the Magnum Products business during the fourth quarter of 2011. To a lesser extent, higher commodity costs versus the prior year also contributed to the year-over-year gross margin decline.

Operating expenses. Operating expenses increased $34.6 million to $181.7 million for the year ended December 31, 2011 from $147.1 million for the year ended December 31, 2010.  Selling and service expenses increased $19.8 million due to higher variable operating expenses and incentive compensation as a result of higher sales experienced during 2011.  General and administration costs increased $7.4 million mainly due to increased incentive compensation and incremental stock-based compensation expense.  Operating expenses also increased as a result of investments made in infrastructure in 2011 to support the strategic growth initiatives of the Company. In addition, in the fourth quarter of 2011 the Company recorded a $9.4 million non-cash charge which primarily related to the write down of a certain trade name as we strategically transition to the Generac brand.

Other expense. Other expense decreased $7.1 million, or 21.3%, to $26.0 million for the year ended December 31, 2011 from $33.1 million for the year ended December 31, 2010.  This decrease was driven by a decline in interest expense of $3.7 million as a result of approximately $134 million of debt pre-payments made over the last thirteen months. In addition, there was a $4.4 million decrease in the write-off of deferred financing costs related to debt extinguishment.  Partially offsetting the aforementioned decreases are transaction costs related to the Magnum Products acquisition totaling $0.9 million.

Income tax expense. Income tax expense decreased $238.0 million to a benefit of $237.7 million for the year ended December 31, 2011 from $0.3 million for the year ended December 31, 2011 due to a reversal of the full valuation allowance on net deferred tax assets.  See discussion in Item 8 – Financial Statements and Supplementary Data – Note 9 for additional information.

Net income. As a result of the factors identified above, we generated net income of $324.6 million for the year ended December 31, 2011 compared to a net income of $56.9 million for the year ended December 31, 2010. The increase in net income is due to the items previously described.

Adjusted EBITDA. Adjusted EBITDA increased to $188.5 million, compared to $156.2 million in 2010, due to the factors previously discussed.

Adjusted net income. Adjusted Net Income increased to $147.2 million in 2011 compared to $116.0 million in 2010, due to the factors discussed above.

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table sets forth our consolidated statement of operations data for the periods indicated:
	Year ended December 31,
(Dollars in thousands)	2009	2010
Net sales	$588,248	$592,880
Costs of goods sold	352,398	355,523
Gross profit	235,850	237,357
Operating expenses:
Selling and service	59,823	57,954
Research and development	10,842	14,700
General and administrative	14,713	22,599
Amortization of intangibles	51,960	51,808
Total operating expenses	137,338	147,061
Income (loss) from operations	98,512	90,296
Total other expense, net	(55,118)	(33,076)
Loss before provision for income taxes	43,394	57,220
Provision for income taxes	339	307
Net loss	$43,055	$56,913

	Year ended December 31,
(Dollars in thousands)	2009	2010
Residential power products	$370,740	$372,782
Commercial & Industrial power products	187,323	183,555
Other	30,185	36,543
Net sales	$588,248	$592,880

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

Gross profit. Gross profit increased $1.5 million, or 0.6%, to $237.4 million for the year ended December 31, 2010 from $235.9 million for the year ended December 31, 2011, primarily due to the factors affecting net sales and cost of goods sold described above.  As a percentage of net sales, gross profit decreased slightly to 40.0% for the year ended December 31, 2010 from 40.1% for the year ended December 31, 2009.

Operating expenses. Operating expenses increased $9.7 million to $147.1 million for the year ended December 31, 2010 from $137.3 million for the year ended December 31, 2009.  This increase is due to incremental research and development costs of $3.9 million related to ongoing product development.  In addition, general and administrative expenses increased $7.9 million, of which $6.4 million was related to non-cash stock compensation expense recorded for the time vesting of equity awards granted in connection with the IPO.  The remaining increase in administrative costs was associated with additional costs to operate as a public company.

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

Adjusted net income. Adjusted Net Income increased to $115.9 million in 2010 compared to $83.6 million in 2009. The increase in adjusted net income was attributable to lower interest expense versus prior year offset by non-cash stock compensation expenses and reduced Adjusted EBITDA compared to fiscal 2009.

Liquidity and financial position

Our primary cash requirements include the payment of our raw material and components suppliers, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. During 2010 and 2011, we used the net proceeds of our initial public offering and a substantial portion of our cash and cash equivalents on hand totaling $493.8 million to pay down our second lien term loans in full and to repay a portion of our first lien term loan. As a result of these pay downs, the outstanding balance on the first lien credit facility has been reduced to $597.9 million as of December 31, 2011, and our second lien credit facility has been repaid in full and terminated.

At December 31, 2011, we had cash and cash equivalents of $93.1 million and $144.2 million of availability under our revolving credit facility. Our total indebtedness was $597.9 million at December 31, 2011.

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million against its first lien term loan and entered into a new credit agreement.  The new credit agreement provides for borrowings under a new five-year $150.0 million revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds received by the Company from loans made under the new credit agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes.  As a result of the repayments of debt and refinancing, our total indebtedness was $575.0 million at February 9, 2012.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our low ongoing capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. However, even with our reduced leverage, we will use a portion of our cash flow to pay interest on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures, or acquisitions.

Cash flow

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table summarizes our cash flows by category for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2010	2011	Change	% Change
Net cash provided by operating activities	$114,481	$169,712	$55,231	48.2%
Net cash used in investing activities	$(11,204)	$(95,953)	$(84,749)	-756.4%
Net cash used in financing activities	$(186,001)	$(59,216)	$126,785	68.2%

Net cash provided by operating activities was $169.7 million for 2011 compared to $114.5 million in 2010.  This increase of $55.2 million, or 48.2%, is primarily attributable to increased sales volume during 2011 and to a lesser extent favorable net cash inflows from working capital in 2011 compared to net cash flow outflows from working capital in 2010.

Net cash used for investing activities for the year ended December 31, 2011 was $96.0 million.  This included $12.1 million used for the purchase of property and equipment and $83.9 million for the acquisition of the Magnum Products business. Net cash used for investing activities for the year ended December 31, 2010 was $11.2 million and included $9.6 million used for the purchase of property and equipment and $1.6 million for a business acquisition, net of cash acquired.

Net cash used in financing activities was $59.2 million for the year ended December 31, 2011, a decrease of $126.8 million in net cash outflows from 2010 due to higher levels of debt payments made in 2010 totaling $434.3 million which were offset by $248.3 million of proceeds from the issuance of common stock.  In 2011, $59.4 million of payments on debt were made.

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table summarizes our cash flows by category for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2009	2010	Change	% Change
Net cash provided by operating activities	$74,607	$114,481	$39,874	53.4%
Net cash used in investing activities	$(4,351)	$(11,204)	$(6,853)	-157.5%
Net cash provided (used) by financing activities	$9,822	$(186,001)	$(195,823)	-1,993.7%

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

Senior secured credit facilities

In November 2006, as part of the CCMP Transactions, Generac Power Systems entered into (i) a first lien credit facility with Goldman Sachs Credit Partners L.P., as administrative agent, composed of (x) a $950.0 million term loan, which was scheduled to mature in November 2013 and (y) a $150 million revolving credit facility, which was scheduled to mature in November 2012, and (ii) a second lien credit facility with JP Morgan Chase Bank, N.A., as administrative agent, composed of a $430.0 million term loan, which was scheduled to mature in May 2014.  The effective interest rate on the first lien credit facility term loan on December 31, 2011 was 3.2%.  The effective interest rate, excluding the effect of interest rate swaps in place on the first lien credit facility term loan on December 31, 2011, was 2.8%.

During 2010 and 2011, we used the net proceeds of our initial public offering and a substantial portion of our cash and cash equivalents on hand totaling $493.8 million to pay down our second lien term loans in full and to repay a portion of our first lien term loans.  As a result of these pay downs, the outstanding balance on the first lien credit facility was reduced to $597.9 million as of December 31, 2011, and our second lien credit facility was repaid in full and terminated.  Additional information on this credit facility can be found in the Notes to Consolidated financial Statements – Note 6 Credit Agreements.

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million against its first lien term loan and entered into new senior secured credit facilities.  The new credit facilities include a new five-year $150.0 million revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds from loans made under the new credit facilities were used to repay in full all first lien term loans outstanding under our former first lien credit facility, and for general corporate purposes.  As a result of the repayments of debt and refinancing, our total indebtedness was $575.0 million and there were no borrowings on the revolving credit facility at February 9, 2012.

The new revolving credit facility and tranche A term loan facility initially bear interest at rates based upon either a base rate plus an applicable margin of 1.25% or adjusted LIBOR rate plus an applicable margin of 2.25%.  The tranche B term loan facility bears interest at rates based upon either a base rate (which, with respect to such tranche B term loan facility, will not be less than 2.00%) plus an applicable margin of 1.75% or adjusted LIBOR rate (which, with respect to such tranche B term loan facility, will not be less than 1.00%) plus an applicable margin of 2.75%.  In subsequent periods, the new revolving credit facility and the tranche A term loan facility will bear interest at rates based upon either a base rate plus an applicable margin ranging from 0.75% to 1.50% or adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.50%, each determined based on a leverage ratio.

Amounts under the new revolving credit facility can be borrowed and repaid, from time to time, at our option, provided there is no default or event of default under the new credit facilities.

The principal amount of the tranche A term loan amortizes in equal installments of $4.063 million on the first day of each fiscal quarter commencing on July 1, 2012 through April 1, 2014, then equal installments of $8.125 million on the first day of each fiscal quarter commencing July 1, 2014 through April 1, 2015, then equal installments of $10.156 million on the first day of each fiscal quarter commencing July 1, 2015 through January 1, 2017, with a final payment of $188.906 million on February 9, 2017.  The principal amount of the tranche B term loan amortizes in equal installments of $0.625 million on the first day of each fiscal quarter commencing on July 1, 2012 through January 1, 2019, with a final payment of $233.125 million on February 9, 2019.  Any amounts outstanding under the revolving credit facility are due on February 9, 2017.

The new credit facilities restrict the circumstances in which distributions and dividends can be paid by Generac Power Systems, as the borrower.  Payments can be made by Generac Power Systems to us for certain expenses such as operating expenses in the ordinary course and dividends can be used to repurchase equity interests, subject to limitation in certain circumstances.  Additionally, the new credit facilities restrict the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires the maintenance of certain leverage ratios in order to pay certain dividends or distributions.

The new credit facilities permit Generac Power Systems to prepay its borrowings under the tranche A term loan facility, the tranche B term loan facility and the revolving credit facility, subject to the procedures set forth in the new credit agreement applicable to the new credit facilities.  In certain circumstances, Generac Power Systems may be required to make prepayments on its outstanding borrowings under the new credit facilities if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss or if Generac Power Systems has excess cash flow (as defined in the new credit facilities).

The new credit agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (as defined in the new credit agreement).  Upon an event of default under the new credit agreement, the lenders may declare the loans and all other obligations under the new credit agreement immediately due and payable and require Generac Power Systems to cash collateralize the outstanding letter of credit obligations.  A bankruptcy or insolvency event of default causes such obligations to automatically become immediately due and payable.

The borrowings under the new credit facilities are secured by associated collateral agreements which pledge virtually all assets of Generac Power Systems and the guarantors of the new credit facilities.  The new credit agreement requires Generac Power Systems, among other things, to meet certain financial and nonfinancial covenants and maintain a consolidated net leverage ratio not exceeding certain agreed levels and an interest coverage ratio not to decline below certain agreed levels.

Covenant compliance

The first lien credit facility in place at December 31, 2011 required Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in such first lien credit facility).  We refer to the calculation of EBITDA under and as defined in such first lien credit facility in this annual report as “Covenant EBITDA.”  Covenant EBITDA and the leverage ratio were calculated based on the four most recently completed fiscal quarters of Generac Power Systems.  Based on the formulations set forth in the first lien credit facility, Generac Power Systems was required to maintain a maximum leverage ratio of 4.75 to 1.00 as of December 31, 2011 and for the remainder of the term of such first lien credit agreement.  As of December 31, 2011, Generac Power Systems’ leverage ratio was 2.83 to 1.00.  Failure to comply with this covenant would have resulted in an event of default under the first lien credit facility unless waived by the lender thereunder.  Generac Power Systems was in compliance with the financial covenants under the first lien credit facility as of December 31, 2009, December 31, 2010 and December 31, 2011.  Additional information on the first lien credit facility can be found in the Notes to Consolidated financial Statements – Note 6 Credit Agreements.

The new credit facilities, effective February 9, 2012, requires Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in the new credit agreement) and an interest coverage ratio of EBITDA to cash interest expense (as defined in the new credit agreement).  The calculation of EBITDA under and as defined in the new credit agreement is referred to in this annual report as “Covenant EBITDA.”  Covenant EBITDA, the leverage ratio and interest coverage ratio are calculated based on the four most recently completed fiscal quarters of Generac Power Systems.  Based on the formulations set forth in the new credit agreement, Generac Power Systems is required to maintain a maximum leverage ratio of 4.00 to 1.00 from the periods June 30, 2012 to September 30, 2012, and 3.75 to 1.00 thereafter.  Additionally, Generac Power Systems is required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from June 30, 2012 to September 30, 2012, 2.75 to 1.00 from December 31, 2012 to June 30, 2013, 3.00 to 1.00 from September 30, 2013 to June 30, 2014 and 3.25 to 1.00 thereafter.

Our compliance with the financial covenants and satisfaction of certain leverage based ratios are used in determining, among other things, the interest rate applicable to the outstanding loans under the new credit facilities, the ability to undertake business acquisitions, the ability to incur certain types of indebtedness and the amount of dividends and distributions that are permitted to be paid to our stockholders, subject to certain exceptions.

An event of default under the new credit facilities could result in the acceleration of our indebtedness under such facilities, and we may be unable to repay or finance the amounts due.  If there were an event of default as a result of a failure to maintain our required leverage ratio or otherwise, it would have an adverse effect on our financial condition and liquidity, including preventing us from utilizing our revolving credit facility.  In addition, the new credit facilities restrict our ability to take certain actions, such as incur additional debt or make certain acquisitions, if we are unable to meet our leverage ratio.
In addition to the financial covenant described above, the new credit facilities contain certain other affirmative and negative covenants that, among other things, provide limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, transactions with affiliates, prepayments of any other indebtedness and modifications of Generac Power Systems’ organizational documents.

As of December 31, 2011, $597.9 million of borrowings were outstanding under the first lien credit facility.  As of December 31, 2010, $657.2 million of borrowings were outstanding under the first lien credit facility.  As previously disclosed, on February 9, 2012, Generac Power Systems repaid an additional $22.9 million against its first lien credit facility and entered into new credit facilities.  As of February 9, 2012, a total of $575.0 million were outstanding under the new credit facilities.

Contractual obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2011:
Payment due by period
(Dollars in thousands) Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt, including current portion (1)	$597,874	$--	$597,874	$--	--
Interest on long-term debt(2)	31,665	17,043	14,622	--	--
Operating leases	1,325	479	818	28	--
Total contractual cash obligations(3)	$630,864	$17,522	$613,314	$28	$--

(1) On February 9, 2012, a subsidiary of the Company entered into a new credit agreement with certain commercial banks and other lenders.  The new credit agreement provides for borrowings under a new $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. The new revolving credit facility and tranche A term loan facility mature February 9, 2017, and the tranche B term loan facility matures February 9, 2019.
(2) Assumes all debt will remain outstanding until maturity and using the interest rates in effect for our senior secured credit facilities as of December 31, 2011.
(3) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $2.9 million to our pension plans in 2012.

Capital expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion and upgrades. Capital expenditures were $12.1 million for the year ended December 31, 2011, and were funded through cash from operations. Capital expenditures were $9.6 million for the year ended December 31, 2010, and were also funded through cash from operations.

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

Total inventory financed accounted for approximately 7% of net sales for the year ended December 31, 2010 and approximately 6% of net sales for the year ended December 31, 2011. The amount financed by dealers which remained outstanding was $9.8 million and $10.0 million as of December 31, 2010 and 2011, respectively.

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

Goodwill and other intangible assets

We perform an annual impairment test for goodwill and trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. Estimated fair value is based on management judgments and assumptions with the assistance of a third-party valuation firm, and those fair values are compared with our aggregate carrying value of the respective reporting unit. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

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

The Company performed the required annual impairment tests for goodwill as of October 31, 2011, 2010 and 2009, and found no impairment of goodwill.

During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9.4 million non-cash charge which primarily related to the write down of the impacted trade name to net realizable value. In addition, the Company performed its annual fair value-based impairment test as of October 31, 2011. Except as noted, no impairment was indicated.

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

Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for fiscal year 2011 used a discount rate of 5.22% and an expected rate of return on plan assets of 7.62%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody's Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service adjusted for future potential wage increases.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $2.9 million in contributions to our pension plans in 2012.

Allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and other contingencies

The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. These reserves are reflected under Notes 2, 4, 5 and 15 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Derivative accounting

We have interest rate swap contracts, or the Swaps, in place to fix a portion of our variable rate indebtedness. For 2007 and 2008, the Swaps were deemed highly effective per ASC 815 and therefore, any changes in fair value of these Swaps is recorded in accumulated other comprehensive income (loss). As of January 3, 2009, in accordance with the terms of our senior secured credit facilities, we changed the interest rate election from three-month LIBOR to one-month LIBOR. As a result, we concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness criteria under ASC 815. Future changes in the fair value of the Swaps was immediately recognized in our statement of operations as interest expense, while the effective portion of the Swaps prior to the change remained in accumulated other comprehensive income (loss) and was amortized as interest expense over the period of the originally designated hedged transactions which ended on January 4, 2010.  New interest rate swap contracts entered into in fiscal 2010 are deemed highly effective per ASC 815.

As required by ASC 815 Derivatives and Hedging, we record the Swaps at fair value pursuant to ASC 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value. When determining the fair value of the Swaps, we considered our credit risk in accordance with ASC 820. The fair value of the Swaps, including the impact of credit risk, at December 31, 2011 and 2010 was a liability of $5.3 million and $4.1 million, respectively.

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

We have generated significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences as well as significant net operating loss carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2011, we were in a three year cumulative loss position and had a full valuation allowance recorded against our net deferred tax assets.  In the fourth quarter of 2011, we came out of a three-year cumulative loss position and, as part of the normal assessment of the future realization of our net deferred tax assets, determined that a valuation allowance was no longer required. As a result, the valuation allowance previously recorded was reversed in the fourth quarter of 2011 and was recorded as a component of the income tax provision.

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

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to the consolidated financial statements in Item 8 of this annual report on Form 10-K.

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

Foreign currency

We are exposed to foreign currency exchange risk as a result of purchasing from suppliers in other countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold. At December 31, 2011 and December 31, 2010, we had no foreign exchange contracts outstanding.

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

We primarily utilize commodity contracts with maturities of one year or less. These are intended to offset the effect of price fluctuations on actual inventory purchases. The primary objective of the hedge is to mitigate the impact of potential price fluctuations of copper on our financial results. As of December 31, 2011, we had the following commodity forward contracts outstanding with the fair value gains losses shown (in thousands):

Hedged Item	Number of Contracts Outstanding	Effective Date	Aggregate Notional Amount	Losses recognized in consolidated statement of operations for the year ended December 31, 2011
Copper	2	October 1, 2011 to June 30, 2012	$6,468	$861

Interest rates

As of December 31, 2011, a portion of the outstanding debt under our term loans was subject to floating interest rate risk. As of this date, we had the following interest rate swap contracts outstanding (in thousands):
Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date
Interest rate	April 1, 2011	October 1, 2012	$100,000	2.22%	October 1, 2013
Interest rate	April 1, 2011	July 1, 2012	$200,000	1.905%	July 1, 2013
Interest rate	June 29, 2010	October 1, 2010	$100,000	1.025%	October 1, 2012
Interest rate	January 21, 2010	July 1, 2010	$200,000	1.73%	July 1, 2012

At December 31, 2011, the fair value of the swaps reduced for our credit risk and excluding related accrued interest was a liability of $5.3 million. For further information on these swaps, see Note 6 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our term loans that are not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $3.0 million (or, without the swaps in place, $6.0 million).

We expect to maintain our existing swaps as highly effective in accordance with ASC 815 and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Generac Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Magnum Products LLC, which is included in the December 31, 2011 consolidated financial statements of Generac Holdings Inc. and constituted 7% and 12% of total and net assets, respectively, as of December 31, 2011 and 5% and 1% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Generac Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Magnum Products LLC.

In our opinion, Generac Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Generac Holdings Inc. and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 9, 2012

Generac Holdings Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$93,126	$78,583
Accounts receivable, less allowance for doubtful accounts of $789 in 2011 and $723 in 2010	109,705	63,154
Inventories	162,124	127,137
Deferred income taxes	14,395	–
Prepaid expenses and other assets	3,915	3,645
Total current assets	383,265	272,519

Property and equipment, net	84,384	75,287

Customer lists, net	72,897	96,944
Patents, net	78,167	84,933
Other intangible assets, net	7,306	6,483
Deferred financing costs, net	3,459	5,822
Trade names	148,401	140,050
Goodwill	547,473	527,148
Deferred income taxes	227,363	–
Other assets	78	697
Total assets	$1,552,793	$1,209,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,053	$41,809
Accrued wages and employee benefits	14,439	6,833
Other accrued liabilities	47,024	38,043
Current portion of long-term debt	22,874	–
Total current liabilities	165,390	86,685

Long-term debt	575,000	657,229
Other long-term liabilities	43,514	24,902
Total liabilities	783,904	768,816

Stockholders’ equity:
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 67,652,812 and 67,524,596 shares issued at December 31, 2011 and 2010, respectively	676	675
Additional paid-in capital	1,142,701	1,133,918
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(157,015)	(481,658)
Accumulated other comprehensive loss	(15,357)	(9,752)
Total stockholders’ equity	768,889	441,067

Total liabilities and stockholders’ equity	$1,552,793	$1,209,883

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$791,976	$592,880	$588,248
Costs of goods sold	497,322	355,523	352,398
Gross profit	294,654	237,357	235,850

Operating expenses:
Selling and service	77,776	57,954	59,823
Research and development	16,476	14,700	10,842
General and administrative	30,012	22,599	14,713
Amortization of intangibles	48,020	51,808	51,960
Trade name write-down	9,389	–	–
Total operating expenses	181,673	147,061	137,338
Income from operations	112,981	90,296	98,512

Other (expense) income:
Interest expense	(23,718)	(27,397)	(70,862)
Gain on extinguishment of debt	–	–	14,745
Write-off of deferred financing costs related to debt extinguishment	(377)	(4,809)	–
Investment income	110	235	2,205
Costs related to acquisition	(875)	–	–
Other, net	(1,155)	(1,105)	(1,206)
Total other expense, net	(26,015)	(33,076)	(55,118)

Income before provision for income taxes	86,966	57,220	43,394
(Benefit) provision for income taxes	(237,677)	307	339
Net income	324,643	56,913	43,055

Preferential distribution to:
Series A preferred stockholders	–	(2,042)	(14,151)
Class B common stockholders	–	(12,133)	(100,191)
Beneficial conversion	–	(140,690)	–
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$324,643	$(97,952)	$(71,287)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$4.84	$(1.65)	$(41,111)
Class B common stock	n/a	$505	$4,171

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$4.79	$(1.65)	$(41,111)
Class B common stock	n/a	$505	$4,171

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,130,356	59,364,958	1,734
Class B common stock	n/a	24,018	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	67,797,371	59,364,958	1,734
Class B common stock	n/a	24,018	24,018

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Dollars in Thousands, Except Share Data)

	Redeemable				Common Stock (formerly		Additional	Excess Purchase Price Over	Retained Earnings	Accumulated Other Comprehensive	Stockholder	Total	Comprehensive
	Series A Preferred Stock		Class B Common Stock		Class A Common Stock)		Paid-In	Predecessor	(Accumulated	Income	Notes	Stockholders'	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Basis	Deficit)	(Loss)	Receivable	Equity	(Loss)

Balance at December 31, 2008	7,835	$78,355	24,018	$765,096	1,736	$–	$2,356	$(202,116)	$(581,626)	$(28,650)	$(158)	$(810,194)
Amortization of unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	24,222	–	24,222	$24,222
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	129	129	–
Cancellation of stock	–	–	–	–	(118)	–	–	–	–	–	–	–	–
Contribution of capital related to debt extinguishment	1,476	14,754	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to management and directors	50	497	–	–	–	–	–	–	–	–	–	–	–
Proceeds from shares issued to stockholders	1,950	19,503	–	–	–	–	–	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–	–	43,055	–	–	43,055	43,055
Amortization of restricted stock expense	–	–	–	–	–	–	38	–	–	–	–	38	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(64)	–	(64)	(64)
													$67,213
Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$–	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	(4,145)	–	(4,145)	$(4,145)
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	29	29	–
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,581	284	877,921	–	–	–	–	878,205	–
Beneficial conversion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(140,690)	–	–	–	–	(140,690)	–
Accumulated accretion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(303,305)	–	–	–	–	(303,305)	–
Issuance of Common stock (formerly Class A Common stock) resulting from the beneficial conversion and accumulated accretion	–	–	–	–	18,002,337	180	443,815	–	–	–	–	443,995	–
Proceeds from public stock offering	–	–	–	–	20,700,500	207	247,424	–	–	–	–	247,631	–
Net income	–	–	–	–	–	–	–	–	56,913	–	–	56,913	56,913
Share based compensation	–	–	–	–	451,561	5	6,358	–	–	–	–	6,363	–
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(1,115)	–	(1,115)	(1,115)
													$51,653
Balance at December 31, 2010	–	–	–	–	67,524,596	$675	$1,133,918	$(202,116)	$(481,658)	$(9,752)	$–	$441,067
Unrealized loss on interest rate swaps, net of tax of $440	–	–	–	–	–	–	–	–	–	(683)	–	(683)	$(683)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes	–	–	–	–	128,216	1	(63)	–	–	–	–	(62)	–
Excess tax benefits from equity awards	–	–	–	–	–	–	200	–	–	–	–	200	–
Share based compensation	–	–	–	–	–	–	8,646	–	–	–	–	8,646	–
Pension liability adjustment, net of tax of $3,173	–	–	–	–	–	–	–	–	–	(4,922)	–	(4,922)	(4,922)
Net income	–	–	–	–	–	–	–	–	324,643	–	–	324,643	324,643
Balance at December 31, 2011	–	–	–	–	67,652,812	$676	$1,142,701	$(202,116)	$(157,015)	$(15,357)	$–	$768,889	$319,038

See notes to consolidated financial statements

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009

Operating activities
Net income	$324,643	$56,913	$43,055
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	8,103	7,632	7,715
Amortization	48,020	51,808	51,960
Trade name write-down	9,389	–	–
Gain on extinguishment of debt	–	–	(14,745)
Amortization of deferred finance costs	1,986	2,439	3,417
Write-off of deferred financing costs related to debt extinguishment	377	4,809	–
Amortization of unrealized loss on interest rate swaps	–	–	24,222
Provision for losses on accounts receivable	(7)	(124)	227
Deferred income taxes	(238,170)	–	–
Loss on disposal of property and equipment	10	56	41
Share-based compensation expense	8,646	6,363	38
Net changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,235)	(8,621)	11,779
Inventories	(11,224)	(3,151)	280
Other assets	(6,834)	1,177	(1,739)
Accounts payable	18,517	7,896	(20,886)
Accrued wages and employee benefits	6,516	(197)	1,280
Other accrued liabilities	21,975	(12,519)	(32,037)
Net cash provided by operating activities	169,712	114,481	74,607

Investing activities
Proceeds from sale of property and equipment	14	76	69
Expenditures for property and equipment	(12,060)	(9,631)	(4,525)
Collections on receivable notes	–	–	105
Acquisition of business, net of cash acquired	(83,907)	(1,649)	–
Net cash used in investing activities	(95,953)	(11,204)	(4,351)

Financing activities
Stockholders’ contributions of capital – Series A preferred stock	–	–	20,000
Payment of expenses incurred in advance of stock issuance	–	–	(678)
Proceeds from issuance of common stock	–	248,309	–
Excess tax benefits from equity awards	200	–	–
Taxes paid related to the net share settlement of equity awards	(371)	–	–
Proceeds from exercise of stock options	310	–	–
Payment of long-term debt	(59,355)	(434,310)	(9,500)

Net cash provided by (used in) financing activities	(59,216)	(186,001)	9,822

Net increase (decrease) in cash and cash equivalents	14,543	(82,724)	80,078
Cash and cash equivalents at beginning of period	78,583	161,307	81,229
Cash and cash equivalents at end of period	$93,126	$78,583	$161,307

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$24,264	$36,796	$75,601
Income taxes	437	322	383

Supplemental disclosure of noncash financing
and investing activities
Contributions of capital related to debt extinguishment	$–	$–	$14,754

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1. Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp., which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary). The Company is a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light-commercial, industrial and construction markets.

Initial Public Offering and Conversion of Class B Common Stock and Series A preferred Stock

On February 17, 2010, the Company completed its initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. Prior to completion of the IPO, the Company completed a 3.294 for 1 reverse stock split for Class A common and Class B common shares outstanding.  In addition, the underwriters exercised their over-allotment option outlined in the underwriters agreement, and purchased an additional 1,950,500 shares of the Company’s common stock on March 18, 2010. The Company received approximately $269,100,000 in gross proceeds from the IPO and over-allotment exercise, or $247,631,000 in net proceeds after deducting the underwriting discount and total expenses related to the offering.  Upon closing of the IPO, all shares of convertible Class B Common stock and Series A preferred stock were automatically converted into 88,476,530 and 19,511,018 Class A Common shares, respectively. The 88,476,530 shares of Class A Common stock was subject to a 3.294 for 1 reverse stock split, resulting in 26,859,906 Class A Common shares relative to the Class B Common stock conversion. Subsequent to the IPO, the Company has one class of common stock.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

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

One customer accounted for approximately 12% and 11% of accounts receivable at December 31, 2011 and December 31, 2010, respectively.  No one customer accounted for greater than 10% of net sales during the years ended December 31, 2011, 2010, or 2009.

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

Land improvements	15
Buildings and improvements	20 – 40
Leasehold improvements	10 – 20
Machinery and equipment	5 – 10
Dies and tools	3 – 5
Vehicles	3 – 5
Office equipment	3 – 10

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

Customer Lists, Patents, and Other Intangible Assets

The following table summarizes intangible assets by major category as of December 31, 2011 and 2010 (dollars in thousands):

	Weighted Average	2011			2010
	Amortization Years	Cost	Accumulated Impairment	Amortized Cost	Cost	Accumulated Impairment	Amortized Cost
Indefinite lived intangible assets
Trade names		$157,790	$(9,389)	$148,401	$140,050	$-	$140,050

		Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Finite lived intangible assets
Trade names	0	8,715	(8,715)	-	8,715	(8,715)	-
Customer lists	7	272,050	(199,153)	72,897	257,310	(160,366)	96,944
Patents	15	118,881	(40,714)	78,167	117,811	(32,878)	84,933
Unpatented technology	11	13,165	(6,325)	6,840	11,015	(5,065)	5,950
Software	8	1,014	(650)	364	1,014	(524)	490
Non-compete	5	113	(11)	102	43	-	43
Total finite lived intangible assets		413,938	(255,568)	158,370	395,908	(207,548)	188,360

Amortization of intangible assets was $48,020,000 in 2011, $51,808,000 in 2010 and $51,960,000 in 2009. During the fourth quarter of 2011, the Company wrote down its indefinite lived intangible assets related to trade names. See the Goodwill and Other Indefinite-Lived Intangible Assets section for further discussion. Estimated amortization expense each year for the five years subsequent to December 31, 2011 is as follows: 2012, $45,660,000; 2013, $23,787,000; 2014, $16,389,000; 2015, $15,184,000; 2016, $13,578,000.

Deferred Financing Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized using the effective interest rate method over the life of the related debt agreements. Deferred financing costs incurred related to debt financing totaled $29,571,000. Amortization expense was $1,986,000, $2,439,000, and $3,417,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company wrote off $377,000 and $4,809,000 of the deferred financing costs in 2011 and 2010, respectively, as a result of debt repayments made throughout the year. As a result of the debt extinguishments in 2009 (see Note 6), $398,000 of the deferred financing costs were written off and were recorded as a reduction to the gain on the extinguishment of debt. Accumulated amortization was $26,112,000 and $23,749,000 at December 31, 2011 and 2010, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2011, estimated amortization expense each year for the two years subsequent to December 31, 2011 is as follows: 2012, $1,859,000, 2013, $1,600,000. Based on this timeline, deferred financing costs would be fully amortized in 2013.

The Company refinanced its revolving credit facility and credit agreement, outstanding as of December 31, 2011, on February 9, 2012. Please refer to Note 16 for further details.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

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

The Company performs an annual impairment test for goodwill and trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the respective reporting unit. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the carrying value of the reporting unit is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference.

The Company performed the required annual impairment tests for fiscal years 2011, 2010 and 2009 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	Year ended December 31, 2011			Year ended December 31, 2010
	Gross	Accumulated Impairment	Net Goodwill	Gross	Accumulated Impairment	Net Goodwill
Balance at beginning of year	$1,030,341	$503,193	$527,148	$1,029,068	$503,193	$525,875
Acquisition of a business	20,325	—	20,325	1,273	—	1,273
Balance at end of year	$1,050,666	$503,193	$547,473	$1,030,341	$503,193	$527,148

The Company completed an acquisition of a business on October 3, 2011 for $85,490,000, net of cash acquired and inclusive of estimated earn-out payments, which resulted in additional goodwill of $20,337,000. The Company also completed an acquisition of a business on December 31, 2010 for $1,600,000, net of cash acquired, which resulted in net additional goodwill of $1,261,000.  The Company initially recorded goodwill of $1,273,000 as of December 31, 2010, based upon the results of a preliminary purchase price allocation. Finalization of this purchase price allocation in 2011 resulted in an adjustment to goodwill of $(12,000). Both goodwill amounts are deductible for tax purposes.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9,389,000 non-cash charge which primarily related to the write down of the impacted trade name to net realizable value. In addition, the Company performed its annual fair value-based impairment test as of October 31, 2011. Except as noted, no impairment was indicated.

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

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the accompanying consolidated statements of operations, are expensed as incurred. Total expenditures for advertising were $11,742,000, $11,985,000, and $11,695,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $16,476,000, $14,700,000, and $10,842,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Transactions

Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (OCI) includes unrealized losses on certain cash flow hedges and the pension liability. The components of OCI at December 31, 2011 and 2010 were (dollars in thousands):

	December 31,
	2011	2010
Pension liability	$(10,529)	$(5,607)
Unrealized losses on cash flow hedges	(4,828)	(4,145)
Accumulated other comprehensive loss	$(15,357)	$(9,752)

Fair Value of Financial Instruments

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $593.4 million (level 2) at December 31, 2011, as calculated based on current quotations.

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

Assets and liabilities measured at fair value are based on the market approach, which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurement Using
	Total December 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,268)	$–	$(5,268)
Commodity contracts	$(373)	$–	$(373)

	Fair Value Measurement Using
	Total December 31, 2010	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(4,145)	$–	$(4,145)
Commodity Contracts	$627	$–	$627

The valuation techniques used to measure the fair value of derivative contracts classified as level 2, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at December 31, 2011 and 2010 was $5,780,000 (liability) and $3,642,000 (liability), respectively, and this represents the amount the Company would need to pay to exit the agreements on this date.

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
Years Ended December 31, 2011, 2010, and 2009
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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were two, one, and one outstanding commodity contracts in place to hedge its projected commodity purchases at December 31, 2011, 2010, and 2009, respectively. In October 2009, the Company entered into commodity swaps to purchase $1,432,000 of copper.  The swaps were effective from October 5, 2009, and terminated on March 31, 2010. In November 2010, the Company entered into a commodity swap to purchase $2,296,000 of copper.  The swap was effective from January 1, 2011, and terminated on April 30, 2011. In February 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,378,000 of copper.  The contract was effective from March 1, 2011, and terminated on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,100,000 of copper.  The contract was effective from April 1, 2011, and terminated on December 31, 2011. In May 2011, the Company entered into a commodity forward contract to purchase a notional amount of $1,808,000 of copper.  The contract was effective from May 5, 2011, and terminated on December 31, 2011. In September 2011, the Company entered into two new commodity forward contracts to purchase notional amounts of $4,533,000 and $1,935,000 of copper.  The contracts are effective from October 1, 2011, and terminate on June 30, 2012. Total losses or gains recognized in the consolidated statements of operations on commodity contracts were a loss of $861,000, a gain of $1,056,000, and a gain of $387,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. There were no foreign currency hedge contracts outstanding as of December 31, 2011 or 2010. There was one Euro currency contract outstanding during 2010 that expired on December 31, 2010. A loss of $100,000 was recognized in the consolidated statements of operations for the year ended December 31, 2010 related to this Euro contract.

Interest Rates

The Company has four interest rate swap agreements outstanding as of December 31, 2011 with a notional amount of $300,000,000. In 2010, the Company entered into two interest rate swap agreements and had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its' risk-management objectives and strategies for undertaking various hedge transactions. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. The Company maintains the swaps as highly effective in accordance with ASC 815 and, therefore, any changes in the fair value of the swap would be recorded in accumulated other comprehensive income (loss). These cash flow hedges are recorded at fair value with a corresponding entry recorded in accumulated other comprehensive income (loss) as swaps are highly effective.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

In 2006, the Company entered into various interest rate swap agreements. The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its’ risk-management objectives and strategies for undertaking various hedge transactions. Effective January 3, 2009, the Company, within the terms of the Credit Agreements (as defined in note 6), changed the interest rate election from three-month LIBOR to one-month LIBOR. As a result of this change, the Company concluded that as of January 3, 2009, the Swaps no longer met hedge effectiveness tests and were therefore, no longer highly effective as a hedge against the impact on interest payments of changes in the LIBOR interest rate. In 2009, the effective portion of the swaps prior to the change was amortized as interest expense over the period of the originally designated hedged transactions. During 2009, changes in the fair value of the swaps were immediately recognized in the consolidated statements of operations as interest expense.  These swaps expired on January 4, 2010.

The following table presents, in thousands, the fair value of the Company’s derivatives:

	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$(5,268)	$(4,145)
	(5,268)	(4,145)
Derivatives not designated as hedging instruments:
Commodity contracts	(373)	627
Total derivatives	$(5,641)	$(3,518)

The fair value of all derivatives not designated as hedging instruments is included in other current liabilities and other assets in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

The fair value of derivatives designated as hedging instruments included in other current liabilities and other long-term liabilities is $1,546,000 and $3,722,000, respectively, as of December 31, 2011. The fair value of all derivatives designated as hedging instruments is included in other long-term liabilities as of December 31, 2010.

The fair value of the derivative contracts considers the Company’s credit risk as of December 31, 2011 and 2010. The impact of credit risk on the fair value of derivative contracts at December 31, 2011 and 2010 was $139,000 and $124,000, respectively. Excluding the impact of credit risk, the fair value of the derivatives at December 31, 2011 and 2010 was $5,780,000 (liability) and $3,642,000 (liability), respectively, and this represents the amount the Company would need to pay to exit the agreements on those dates.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
2. Significant Accounting Policies (continued)

The following presents the impact of interest rate swaps and commodity contracts on the consolidated statement of operations for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Amount of loss recognized in AOCI for the twelve months ended December 31,			Location of gain (loss) recognized in net income (loss) on ineffective portion of hedges	Amount of loss reclassified from AOCI into net income (loss) for the twelve months ended December 31,			Amount of gain (loss) recognized in net income (loss) on hedges (inneffective portion) for twelve months ended December 31,
	2011	2010	2009		2011	2010	2009	2011	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps	$(683)	$(4,145)	-	Interest expense	-	-	$(24,222)	-	-	-

Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	-	-	-	Cost of goods sold	-	-	-	(861)	956	387
Interest rate swaps	-	-	-	Interest expense	-	-	-	-	-	24,222

There was no impact of derivative instruments on the consolidated statement of operations for the interest rate swaps for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was a gain of $24,222,000. During the years ended December 31, 2011, 2010 and 2009, the impact of derivative instruments on the consolidated statement of operations for the commodity and foreign currency contracts not designated as hedging instruments were net losses of $861,000, net gains of $956,000 and net gains of $387,000, respectively.

Stock-Based Compensation

The Company accounts for its restricted stock awards and other stock-based payments in accordance with ASC Topic 718 Compensation – Stock Compensation.

Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. Substantially all of the Company’s identifiable assets are located in the United States. The Company’s sales in the United States represent approximately 95%, 95%, and 96% of total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009
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

	Year ended December 31,
	2011	2010	2009
Residential power products	$491,016	$372,782	$370,740
Industrial & Commercial power products	250,270	183,555	187,323
Other	50,690	36,543	30,185
Total	$791,976	$592,880	$588,248

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In December 2010, the FASB issued ASU 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this ASU effective at the beginning of fiscal year 2011, and will apply the ASU prospectively to future business combinations for which the acquisition date is after December 31, 2010, as required. This ASU did have an impact the Company’s 2011 consolidated financial statement disclosures.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

3. Acquisitions

On October 3, 2011, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Magnum Products, LLC and certain of its affiliates (collectively, Magnum) for a purchase price, net of cash acquired and inclusive of estimated earn-out payments, of approximately $85,490,000. The acquisition was funded solely by cash on the balance sheet.

Magnum is a supplier of powerful, high quality generator powered light towers, mobile generators and combination power units for a variety of industries and specialties including construction, energy, mining, government, military, and special events.  Its products are distributed through international, national and regional equipment rental companies, equipment dealers and construction companies. The Magnum business is a strategic fit for the Company as it provides diversification within the existing business, with the introduction of new engine powered products and distribution channels, while also providing opportunities for future revenue and cost synergies. The 2011 consolidated financial statements include the results of Magnum from October 3, 2011 through December 31, 2011.

The purchase price of $85,490,000 consisted of $83,907,000 paid in cash at closing and $1,583,000 recorded as an estimated liability to the sellers for contingent consideration based upon future performance of a particular product line currently in development, as described below. The cash paid at closing included an estimate of acquired working capital. This estimate will be finalized in early 2012 to reflect actual working capital acquired, which could result in a change in the total purchase price at that time.

The Company has recorded a purchase price allocation based on a fair value appraisal by a third party valuation firm. The goodwill ascribed to this acquisition is deductible for tax purposes.  A summary of the fair values assigned to the acquired assets is as follows (dollars in thousands):

Accounts receivable	$24,309
Inventory	23,763
Prepaid expenses and other current assets	280
Property and equipment	5,164
Goodwill	20,337
Trade name	17,740
Customer relationships	14,740
Patents	1,070
Other intangible assets	2,220
Trade accounts payable	(20,727)
Accrued expenses	(2,746)
Other long term liabilities	(2,243)
Total cash paid, net of $30 cash acquired	$83,907

Under the acquisition agreement, the purchase price may be increased based upon the performance of a particular product line for the years 2012 through the second quarter of 2017.  Based on performance projections available at the date of the acquisition, the Company has recorded estimated contingent consideration of $1,583,000 which is the net present value of the earn-out. The contingent consideration is payable periodically during 2012 through 2017, based upon actual future performance. As of December 31, 2011, there have been no changes to our original estimates.

The acquisition has contributed $38,817,000 and $3,353,000 of net sales and net income, respectively, for the period from October 3, 2011 to December 31, 2011. Transaction costs of approximately $876,000 are included in other expense in the consolidated statement of operations for the year ended December 31, 2011.

The following unaudited pro forma information has been prepared as if the Magnum acquisition had been consummated at January 1, 2010. This information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Year ended December 31,
	2011	2010
Net sales	$897,892	$681,278
Net income	334,076	68,369

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

4. Balance Sheet Details

Inventories consist of the following (dollars in thousands):
	December 31,
	2011	2010
Raw material	$121,098	$66,936
Work-in-process	578	315
Finished goods	45,165	63,945
Reserves for excess and obsolescence	(4,717)	(4,059)
	$162,124	$127,137

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2011	2010
Land and improvements	$5,050	$3,950
Buildings and improvements	52,941	48,986
Machinery and equipment	38,132	32,672
Dies and tools	12,982	11,301
Vehicles	1,026	827
Office equipment	8,380	6,836
Leasehold improvements	44	-
Construction in progress	3,131	-
Gross property and equipment	121,686	104,572
Less accumulated depreciation	(37,302)	(29,285)
Property and equipment, net	$84,384	$75,287

Other accrued liabilities consist of the following (dollars in thousands):
	December 31,
	2011	2010
Accrued commissions	$5,731	$4,578
Accrued interest	3,119	5,018
Accrued warranties – short term	19,187	17,155
Other accrued liabilities	18,987	11,292
	$47,024	$38,043

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

4. Balance Sheet Details (continued)

Other long-term liabilities consist of the following (dollars in thousands):

	December 31,
	2011	2010
Accrued pension costs	$22,044	15,434
Product warranty obligations	15,193	5,323
Other long-term liabilities	6,277	4,145
	$43,514	$24,902
5. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheets.

Changes in product warranty obligations are as follows (dollars in thousands):

	For the year ended December 31,
	2011	2010	2009
Balance at beginning of year	$22,478	$20,729	$17,539
Payments, net of extended warranty receipts	(11,195)	(13,178)	(14,208)
Charged to operations	23,097	14,927	17,398
Balance at end of year	$34,380	$22,478	$20,729

Product warranty obligations are included in the balance sheets as follows (dollars in thousands):

	December 31,
	2011	2010
Other accrued liabilities	$19,187	$17,155
Other long-term liabilities	15,193	5,323
Balance at end of year	$34,380	$22,478

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

6. Credit Agreements

The revolving credit facility and credit agreement discussed below were outstanding for all periods presented. The Company refinanced this debt on February 9, 2012.  Please refer to Note 16 for further details.

Long-term debt is included in the balance sheets as follows (dollars in thousands):

	December 31,
	2011	2010
First lien term loan	$604,372	$664,372
Less treasury debt – first lien	6,498	7,143
Less current portion	22,874	-
	$575,000	$657,229

Maturities of long-term debt outstanding at December 31, 2011, are as follows (dollars in thousands):

Year
2011	$--
2012	--
2013	575,000
Total	$575,000

In connection with our debt refinancing on February 9, 2012, the Company paid off $22,874,000 of debt with available cash on hand. The Company classified this portion of debt as a current liability in the consolidated balance sheet at December 31, 2011.

For all years presented, the Company had credit agreements which provided for borrowings under a revolving credit facility (the Revolving Credit Facility) and two term loans (collectively, the Credit Agreements), which are described further below. The Credit Agreements of the Company were secured by the associated collateral agreements which pledged virtually all assets of the Subsidiary.

Borrowings available under the Revolving Credit Facility were limited to a maximum of $150,000,000. Availability under the Revolving Credit Facility was reduced by the amount of outstanding undrawn letters of credit. Interest on the Revolving Credit Facility was payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. ABR is the greater of the prime rate or the federal funds rate plus 0.5%. The spreads on these rates would have been reduced as a result of the Company meeting certain financial ratios. As of December 31, 2011, the Company’s interest rate on the Revolving Credit Facility was 2.27%. As of December 31, 2011, the Company had $144,191,000 available under its Revolving Credit Facility and no outstanding borrowings. The Company was required to pay a Revolving Credit Facility commitment fee of 0.375% on the average available unused commitment. The Revolving Credit Facility was scheduled to mature on November 10, 2012, unless terminated earlier under certain conditions contained in the Credit Agreements.

The Credit Agreements provided the Company the ability to issue letters of credit. Outstanding undrawn letters of credit reduced availability under the Company’s Revolving Credit Facility. The letters of credit accrued interest at a rate of 2.13%, paid quarterly on the undrawn daily aggregate exposure of the preceding quarter. This rate would have been reduced as a result of the Company meeting certain financial ratios. At December 31, 2011 and 2010, letters of credit outstanding were $5,809,000 and $4,334,000, and interest rates were 2.13% and 2.63% respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

6. Credit Agreements (continued)

The principal amount of and the outstanding balance under the First Lien Term Loan (the First Lien) was $597,874,000 and $657,229,000 (net of loans held in treasury by the Company) at December 31, 2011 and 2010, respectively. Prior to the 2010 debt repayments, principal payments were due in quarterly installments of $2,375,000. Interest on the First Lien was payable at LIBOR plus 2.5%, or ABR plus 1.5%, as selected by the Company. At December 31, 2011 and 2010 the Company’s interest rate on the First Lien was 2.80% and 2.76%, respectively. The outstanding principal balance was payable on the earlier of November 10, 2013, or the date of termination of the First Lien, whether by its terms, by prepayment, or by acceleration. In addition to scheduled principal payments, the First Lien required an excess cash flow payment each year. The required excess cash flow payment was the amount by which 50% of the excess cash flow (as defined in the credit agreement) generated by the Company in any given year exceeded the principal payments made during that year. The excess cash flow payment was scheduled to be due 125 days after year-end.  For the year ending December 31, 2011, as a result of refinancing the Credit Agreement on February 9, 2012, the Company was not required to make an excess cash flow payment. For the year ending December 31, 2010, based on the calculation, the Company was not required to make an excess cash flow payment. For the year ending December 31, 2009, the required excess cash flow payment was $29,576,000, which was paid in 2010.

In 2010, the Company used net proceeds from its initial public offering and a substantial portion of its cash and cash equivalents to pay down debt.  In February 2010, the Company used $221.6 million in net proceeds from the initial public offering to pay down the second lien term loan in full and to pay down a portion of the first lien term loan. In addition, in March 2010, December 2010, April 2011 and December 2011, the Company used $138.5 million, $74.2 million, $24.7 million and $34.6 million respectively, of cash and cash equivalents on hand to further pay down the first lien term loan principal. As a result of these debt repayments, the outstanding balance on the first lien credit facility was reduced to $597.9 million as of December 31, 2011, and the second lien credit facility had been repaid in full and terminated. Also, quarterly installments for principal payments of $2,375,000 were paid in full for the remainder of the first lien term loan.

The Credit Agreements required the Company, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein. The Company was required to maintain a leverage ratio (net debt divided by EBITDA, as defined within the Credit Agreements) of 4.75 as of December 31, 2011.  The Company was in compliance with all requirements as of December 31, 2011 and 2010.

The Credit Agreements restricted the circumstances in which distributions and dividends were permitted be paid by its’ Subsidiary. Payments could have been made to the Company for certain expenses, and dividends could have been used to repurchase equity interests, subject to an annual limitation. Additionally, the Credit Agreements restricted the aggregate amount of dividends and distributions that could have been paid and required the maintenance of certain leverage ratios.

During 2009, CCMP acquired $9,898,000 par value of First Lien term loans and $20,000,000 par value of Second Lien term loans for approximately $6,459,000 and $8,296,000 respectively. CCMP exchanged this debt for additional shares of Series A Preferred stock issued by the Company. The Company subsequently contributed all but $2,000,000 of the Second Lien term loan debt to its Subsidiary. The fair value of the shares exchanged was $6,459,000 and $8,296,000 for the First Lien term loan and Second Lien term loan, respectively. These shares have beneficial conversion features which are contingent upon a future event (see Note 6). The Company recorded this transaction as Series A Preferred stock of $14,754,000 based on the fair value of the debt contributed by CCMP which approximated the fair value of shares exchanged. The debt was held in treasury at face value. Consequently, the Company recorded a gain on extinguishment of debt of $14,745,000, which included the write-off of deferred financing fees and other closing costs, in the consolidated statement of operations for the year ended December 31, 2009.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

7. Redeemable Stock and Stockholders’ Equity (Deficit)

Certain of the current equity investors (affiliates of CCMP Capital Advisors, LLC and related entities, certain other investors, certain members of management of the Subsidiary and board of directors of the Company) had previously acquired a combination of Class A and Class B Common stock and Series A Preferred stock of the Company. General terms of these securities are:

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

7. Redeemable Stock and Stockholders’ Equity (Deficit) (continued)

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

7. Redeemable Stock and Stockholders’ Equity (Deficit) (continued)

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

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company recorded $6,000, and $38,000, and $40,000 of stock-based compensation expense related to the Time Vesting Shares in 2010, 2009, and 2008, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $159,000 of stock-based compensation expense related to the accelerated vesting in 2010.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

7. Redeemable Stock and Stockholders’ Equity (Deficit) (continued)

Issuance and repurchases of securities

Series A Preferred Stock:   In September 2009, the Company issued 2,000 shares of the Series A Preferred stock to CCMP and certain members of management and the board of directors, for an aggregate purchase price of $20,000,000. In December 2009, the Company issued an aggregate of 1,476 shares of Series A Preferred stock to CCMP in exchange for certain term loans under the first and second lien credit facilities that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Series A Preferred stock per $10,000 of the amount paid by CCMP for the loans that were so exchanged. Such purchased term loans had a cumulative outstanding principal amount equal to $154,815,000. The equity consideration was less than the outstanding principal amount, therefore a gain on debt extinguishment was recorded. A summary of the exchanges of purchased term loans for Series A Preferred stock by year is as follows (dollars in thousands):

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

8. Earnings Per Share

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

8. Earnings Per Share (continued)

	Year ended December 31 ,
	2011	2010	2009
Net income	$324,643	$56,913	$43,055
Less: accretion of Series A Preferred stock	-	(2,042)	(14,151)
Less: accretion of Class B Common stock	-	(12,133)	(100,191)
Less: beneficial conversion	-	(140,690)	-
Net income (loss) attributable to Common stock (formerly Class A Common stock)	324,643	(97,952)	(71,287)
Income attributable to Class B Common stock	-	12,133	100,191

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$4.84	$(1.65)	$(41,111)
Class B Common stock	n/a	$505	$4,171

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$4.79	$(1.65)	$(41,111)
Class B Common stock	n/a	$505	$4,171

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,130,356	59,364,958	1,734
Dilutive effect of equity awards	667,015	-	-
Diluted	67,797,371	59,364,958	1,734

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	24,018	24,018

For the year ended December 31, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 257,038.

The Series A Preferred and Class B Common stock were only convertible to Class A Common stock immediately prior to an initial public offering. The impact of the conversion of Series A Preferred and Class B Common stock are excluded from diluted earnings per share calculations for 2009 as this contingent event had not yet occurred by the end of 2009. The number of shares of Class A Common stock that were issued upon conversion of the Series A Preferred and Class B Common stock was dependent upon the initial public offering price of the Class A Common stock on the date of conversion of February 10, 2010 as well as the unpaid priority return. The conversion at the time of the IPO, as well as the reverse stock split, resulted in 19,511,018 and 26,859,906 shares of common stock issued for the Series A Preferred stock and Class B Common stock, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9. Income Taxes

The Company’s provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$14,312	$–	$–
State	1,885	307	339
	16,197	307	339
Deferred:
Federal	15,632	19,127	15,221
State	1,887	2,831	(12,378)
	17,519	21,958	2,843
Change in valuation allowance	(271,393)	(21,958)	(2,843)
Provision for income taxes	$(237,677)	$307	$339

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject. The statute of limitation for tax years 2011, 2010, 2009, and 2008 is open, for federal and state income taxes. Additionally, tax year 2007 remains open for examination by certain state taxing authorities.

Significant components of deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Goodwill and intangible assets	$160,311	$186,014
Accrued expenses	16,572	11,967
Deferred revenue	1,370	1,093
Inventories	2,720	2,733
Pension obligations	8,641	6,059
Stock-based compensation	5,302	2,435
Operating loss and R&D credit carryforwards	50,429	64,436
Interest rate swap	2,065	1,625
Other	719	381
Valuation allowance	–	(271,393)
Total deferred tax assets	248,129	5,350

Deferred tax liabilities:
Depreciation	5,994	4,780
Prepaid expenses	377	570
Total deferred tax liabilities	6,371	5,350
Net deferred tax asset	$241,758	$–

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9. Income Taxes (continued)

The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,
	2011	2010
Net current deferred tax assets	$14,395	$15,269
Net long-term deferred tax assets	227,363	256,124
Valuation allowance	–	(271,393)
Net deferred tax assets	$241,758	$–

The Company was in a three year cumulative net loss position, due primarily to the 2008 goodwill and tradename impairment write-off, and therefore had not considered expected future taxable income in analyzing the realizability of the deferred tax assets as of December 31, 2010, resulting in a full valuation allowance against these net deferred tax assets.  In the fourth quarter of 2011, the Company was no longer in a three-year cumulative loss position and, as part of the normal assessment of the future realization of the net deferred tax assets, determined that a valuation allowance was no longer required. As a result, the valuation allowance was reversed in the fourth quarter of 2011 and the Company recorded as a tax benefit of $271,393,000.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $127,100,000, which expire between 2027 and 2030, and various state net operating loss carryforwards, which expire between 2016 and 2030.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986 as amended and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has no such limitation as of December 31, 2010 and expects no limitation was triggered in 2011. Future ownership changes may result in such a limitation.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
U.S. statutory rate	35%	35%	35%
State taxes	4	4	4
Valuation allowance	(312.3)	(38)	(38)
Effective tax rate	(273.3)%	1%	1%

At December 31, 2011 and 2010 the Company has no reserves recorded for uncertain tax positions.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10. Benefit Plans

Medical and Dental Plan

The Company has a medical and dental benefit plan covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plan were $6,700,000, $7,300,000, and $5,900,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The plan maintains individual stop loss insurance policies on the medical portion of $200,000 to mitigate losses. Balances for the incurred but not yet reported claims, including reported but unpaid claims at December 31, 2011, and 2010, were $800,000 and $800,000, respectively. The Company estimates claims incurred but not yet reported each month based on its historical experience, and the Company adjusts its accrual to meet the estimated liability.

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

The Company recognized $2,400,000, $2,300,000 and $2,300,000 of expense related to this plan in 2011, 2010 and 2009, respectively.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10. Benefit Plans (continued)

The Company uses a December 31 measurement date for the Pension Plans. Information related to the Pension Plans is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Accumulated benefit obligation at end of period	$53,467	$46,049

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$46,049	$41,845
Interest cost	2,369	2,359
Net actuarial loss	6,649	3,138
Benefits paid	(1,600)	(1,293)
Projected benefit obligation at end of period	$53,467	$46,049

Change in plan assets
Fair value of plan assets at beginning of period	$30,615	$28,128
Actual return on plan assets	623	3,780
Company contributions	1,785	--
Benefits paid	(1,600)	(1,293)
Fair value of plan assets at end of period	$31,423	$30,615

Funded status: accrued pension liability included in other long-term liabilities	$(22,044)	$(15,434)

Amounts recognized in accumulated other comprehensive income
Net actuarial (loss)/gain	$(13,702)	$(5,607)

The estimated actuarial loss for the Pension Plans that was amortized from OCI into net periodic benefit cost during 2011 is $273,000. The amount in OCI as of December 31, 2011 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $909,000.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10. Benefit Plans (continued)
Additional information related to the Pension Plans is as follows (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Components of net periodic pension expense:
Interest cost	2,369	2,359	2,338
Expected return on plan assets	(2,342)	(2,004)	(1,804)
Amortization of net loss	273	247	240
Net periodic pension expense	$300	$602	$774

Weighted-average assumptions used to determine benefit obligation are as follows:
	December 31,
	2011	2010

Di Discount rate	4.65%	5.23%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed, as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension expense are as follows:

	Year ended December 31,
	2011	2010	2009
Discount rate	5.23%	5.76%	6.28%
Expected long-term rate of return on plan assets	7.62	7.30	7.66
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10. Benefit Plans (continued)

The Pension Plan’s weighted-average asset allocation at December 31, 2011 and 2010, by asset category, is as follows (dollars in thousands):

		December 31, 2011		December 31, 2010
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	24%	7,349	23%	7,385	24%
Domestic equity	49%	15,879	51%	14,967	49%
International equity	17%	4,766	15%	5,211	17%
Real estate	10%	3,429	11%	3,052	10%
Total	100%	$31,423	100%	$30,615	100%

The fair values of the Pension Plan's assets at December 31, 2011 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$28,530	$28,530	$–	$–
Collective trust	2,893	–	2,893	–
Total	$31,423	$28,530	$2,893	$–

The fair values of the Pension Plan's assets at December 31, 2010 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$28,141	$28,141	$–	$–
Collective trust	2,474	–	2,474	–
Total	$30,615	$28,141	$2,474	$–

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10. Benefit Plans (continued)

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

The Company expects to make estimated contributions of $2,902,000 to the Pension Plans in 2012.

The following benefit payments are expected to be paid from the Pension Plans (dollars in thousands):

Year
2012	$1,421
2013	1,525
2014	1,632
2015	1,766
2016	1,865
Years 2017 – 2021	11,548

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

11. Share Plans (continued)

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company recorded $6,000 and $38,000 of stock-based compensation expense related to the Time Vesting Shares in 2010 and 2009, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company recorded $159,000 of stock-based compensation expense related to the accelerated vesting in 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. The Company has subsequently granted an additional 204,877 stock options and 80,983 shares of restricted stock and other stock awards to employees and Board members of the Company. Total share-based compensation cost related to the equity incentive plan recognized in the consolidated statement of operations was $8,646,000 and $6,198,000 in 2011 and 2010, respectively, net of actual forfeitures, which is recorded in operating expenses in the consolidated statement of operations.

Stock Options - The stock options granted in 2011 have an exercise price of between $17.75 per share and $24.73 per share, and the stock options granted in 2010 have an exercise price equal to the IPO price of $13.00 per share. All stock options vest in equal installments over five years, subject to the grantee’s continued employment or service and expire 10 years after the date of grant.

In 2011, the majority of stock option exercises were net-share settled such that the Company withheld shares with value equivalent to the exercise price of the awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were approximately 55,202, and were based on the value of the stock options on the exercise date as determined based upon an average of the Company’s high and low stock sales price. Total payments for the employees’ tax obligations to the taxing authorities were $371,000 and $0 in 2011 and 2010, respectively, and are reflected as a financing activity within the Consolidated Statement of Cash Flows. The net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of options to the Company. This transaction resulted in a decrease of approximately $371,000 in 2011 to equity on the consolidated balance sheet as the cash payment of the taxes effectively was a repurchase of the stock options previously granted.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since there is limited history for the Company’s stock, expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as there is not sufficient history of actual share option forfeitures at this time. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2011 and 2010 are as follows:

	2011	2010
Weighted average grant date fair value	$11.10	$6.84

Assumptions:
Expected stock price volatility	50%	50%
Risk free interest rate	2.69%	2.94%
Expected annual dividend per share	$0.00	$0.00
Expected life of options (years)	6.5	6.5

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

11. Share Plans (continued)

During the year ended December 31, 2011, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense. This change was the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the years ended December 31, 2011 and 2010. A summary of the Company’s stock option activity and related information for the three years ended December 31, 2011, is as follows:

	Number of options	Weighted-average exercise price	Average remaining contractural Term (years)	Aggregate intrinsic value ($ in thousands)
Outstanding as of December 31, 2009	-	$-
Granted	4,366,504	13.02
Exercised	-	-
Expired	-	-
Forfeited	(130,245)	13.00
Outstanding as of December 31, 2010	4,236,259	13.02	9.1	$13,349
Granted	179,877	21.26
Exercised	(107,591)	13.00
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2011	4,308,545	13.36	8.2	63,193
Exercisable as of December 31, 2011	739,656	13.02	8.1	11,101

Of the 107,591 stock options exercised during the fiscal year 2011, 55,202 shares underlying such exercised options were retained by the Company in a net-share settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

As of December 31, 2011, there was $20,028,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 3.3 years. Total share-based compensation cost related to the stock options for 2011 and 2010 was $6,475,000 and $4,470,000, respectively, which is recorded in operating expenses in the consolidated statement of operations.

Restricted Stock - The restricted stock awards vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

11. Share Plans (continued)

A summary of the Company's restricted share awards activity for the three years ended December 31, 2011 is as follows:

Non-vested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2009	-	$-
Granted	439,999	13.02
Vested	-	-
Forfeited	(9,844)	(13.00)
Non-vested as of December 31, 2010	430,155	13.02
Granted	59,147	20.59
Vested	-	-
Forfeited	-	-
Non-vested as of December 31, 2011	489,302	$13.93

As of December 31, 2011, there was $2,900,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.7 years. Total share-based compensation cost related to the restricted stock for 2011 and 2010 was $1,871,000 and 1,447,000, respectively, which is recorded in operating expenses in the consolidated statement of operations.

During 2011 and 2010, 16,680 and 21,406 shares, respectively, of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants in 2011 and 2010 was $300,000 and $281,000, respectively, which is recorded in operating expenses in the consolidated statement of operations.

12. Commitments and Contingencies

The Company leases certain computer equipment, automobiles, and warehouse space under operating leases with initial lease terms ranging up to three years.

The approximate aggregate minimum rental commitments at December 31, 2011, are as follows (dollars in thousands):

Amount
Year
2012	$479
2013	443
2014	375
2015	28
2016	-
Total	$1,325

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

12. Commitments and Contingencies (continued)

Total rent expense for the years ended December 31, 2011, 2010 and 2009, which includes short-term data processing equipment rentals, was approximately $1,309,000, $554,000, and $347,000, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2011 and 2010 was approximately $10,035,000 and 9,735,000, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Related-Party Transactions

Prior to the IPO, the Company had an agreement to pay CCMP and certain other investors and related entities an annual advisory fee of $500,000. The Company expensed $55,000 in advisory fees for 2010, and $500,000 in advisory fees for 2009. This agreement was terminated effective with the IPO on February 10, 2010.

14. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial information for the years ended December 31, 2011 and 2010, (in thousands, except per share data):

	Quarters Ended 2011
	Q1	Q2	Q3	Q4
Net sales	$123,981	$161,363	$239,324	$267,308
Gross profit	47,177	60,353	88,659	98,465
Operating income	11,143	21,800	44,178	35,860
Net income	4,844	15,289	37,379	267,131
Net income per common share, basic:	$0.07	$0.23	$0.56	$3.98
Net income per common share, diluted:	$0.07	$0.23	$0.55	$3.91

	Quarters Ended 2010
	Q1	Q2	Q3	Q4
Net sales	$130,718	$140,455	$160,666	$161,041
Gross profit	51,418	54,745	67,362	63,832
Operating income	15,464	18,854	29,770	26,208
Net income	2,468	12,834	22,998	18,613
Less: accretion of Series A preferred stock	(2,042)	-	-	-
Less: accretion of Class B common stock	(12,133)	-	-	-
Less: beneficial conversion	(140,690)	-	-	-
Net (loss) income attributable to Common Stock (formerly Class A Common Stock)	(152,397)	12,834	22,998	18,613
Income attributable to Class B common stock	12,133	-	-	-

Net (loss) income per common share, basic:
Common stock (formerly Class A Common stock)	$(4.26)	$0.19	$0.34	$0.28
Class B common stock	$505	-	-	-

Net (loss) income per common share, diluted:	$(4.26)	$0.19	$0.34	$0.28
Common stock (formerly Class A Common stock)	$505	-	-	-
Class B common stock

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

15. Valuation and Qualifying Accounts

For the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Balance at Beginning of Period	Reserves Assumed in Acquisition	Additions Charged to Earnings	Charges to Reserve, Net (1)	Balance at End of Year
Year ended December 31, 2011
Allowance for doubtful accounts	$723	$171	$(7)	$(98)	$789
Reserves for inventory	4,059	657	1,092	(1,091)	4,717
Valuation of deferred tax assets	271,393	–	(271,393)	–	–

Year ended December 31, 2010
Allowance for doubtful accounts	$1,016	–	$(124)	$(169)	$723
Allowance for doubtful notes	965	–	–	(965)	-
Reserves for inventory	3,937	–	1,056	(934)	4,059
Valuation of deferred tax assets	289,529	–	(18,136)	–	271,393

Year ended December 31, 2009
Allowance for doubtful accounts	$1,020	–	$227	$(231)	$1,016
Allowance for doubtful notes	965	–	-	–	965
Reserves for inventory	4,908	–	548	(1,519)	3,937
Valuation of deferred tax assets	292,372	–	(2,843)	–	289,529

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

16. Subsequent Events

The Company evaluated its financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which require recognition or disclosure in the financial statements, except as disclosed below.

Acquisition of Gen-Tran Corporation - On February 1, 2012, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Gen-Tran Corporation, a leading transfer switch and portable generator accessory manufacturer located in Alpharetta, GA. The acquisition is not material to the Company’s consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

16. Subsequent Events (continued)

Refinancing of Revolving Credit Facility and Credit Agreement - On February 9, 2012, a subsidiary of the Company (the “Borrower”) entered into a new credit agreement with certain commercial banks and other lenders.  The new credit agreement provides for borrowings under a new $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. The new revolving credit facility and tranche A term loan facility mature February 9, 2017, and the tranche B term loan facility matures February 9, 2019.

Proceeds received by the Company from loans made under the new credit agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit facility is comprised of a revolving credit facility and a first-lien term loan, which were scheduled to mature in November 2012 and November 2013, respectively.

The new borrowings are secured by associated collateral agreements which pledge virtually all assets of the Borrower. The new credit agreement requires the Borrower, among other things, to meet certain financial and nonfinancial covenants and maintain a consolidated net leverage ratio not exceeding certain agreed levels and an interest coverage ratio not to decline below certain agreed levels.

The new revolving credit facility and tranche A term loan facility initially bear interest at rates based upon either a base rate plus an applicable margin of 1.25% or adjusted LIBOR rate plus an applicable margin of 2.25%. The tranche B term loan facility bears interest at rates based upon either a base rate (which, with respect to such tranche B term loan facility, will not be less than 2.00%) plus an applicable margin of 1.75% or adjusted LIBOR rate (which, with respect to such tranche B term loan facility, will not be less than 1.00%) plus an applicable margin of 2.75%. In subsequent periods, the new revolving credit facility and the Tranche A term loan facility will bear interest at rates based upon either a base rate plus an applicable margin ranging from 0.75% to 1.50% or adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.50%, each determined based on a leverage ratio.

The new credit agreement restricts the circumstances in which distributions and dividends can be paid by the Borrower. Payments can be made by the Borrower to the Company for certain expenses such as operating expenses in the ordinary course and dividends can be used to repurchase equity interests, subject to limitation in certain circumstances. Additionally, the new credit agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires the maintenance of certain leverage ratios in order to pay certain dividends or distributions.

The new credit agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (as defined in the new credit agreement). Upon an event of default under the new credit agreement, the lenders may declare the loans and all other obligations under the new credit agreement immediately due and payable and require the Borrower to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations to automatically become immediately due and payable.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In conducting this assessment, our management excluded the Magnum Products business given its acquisition was only as recent as the fourth quarter 2011 and constituted 7% and 12% of total and net assets, respectively, as of December 31, 2011 and 5% and 1% of revenues and net income, respectively, for the year then ended. Notwithstanding Magnum, based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2011. Its report appears in the consolidated financial statements included in this Annual Report on Form 10-K on page 47.

Changes in Internal Control Over Financial Reporting

On October 3, 2011, a subsidiary of the Company acquired substantially all of the assets and certain liabilities of Magnum. As a result of the acquisition, we are in the process of reviewing the internal control structure of Magnum and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. Except for the acquisition, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2012 Proxy Statement, and is incorporated by reference herein.

Item 11.  Executive Compensation

The information required by this item will be included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)  Exhibits

See the Exhibits Index following the signature pages for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ Aaron Jagdfeld
Aaron Jagdfeld
Chief Executive Officer

Dated: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld
Aaron Jagdfeld	Chief Executive Officer and Director	March 9, 2012

/s/ York A. Ragen
York A. Ragen	Chief Financial Officer and Chief Accounting Officer	March 9, 2012

/s/ John D. Bowlin
John D. Bowlin	Director	March 9, 2012

/s/ Barry J. Goldstein
Barry J. Goldstein	Director	March 9, 2012

/s/ Edward A. LeBlanc
Edward A. LeBlanc	Director	March 9, 2012

/s/ Stephen Murray
Stephen Murray	Director	March 9, 2012

/s/ david ramon
David Ramon	Director	March 9, 2012

/s/ Timothy Walsh
Timothy Walsh	Director	March 9, 2012

EXHIBIT INDEX

Exhibits Number	Description
2.1
Agreement and Plan of Merger by and among Generac Power Systems, Inc., the representative named therein, GPS CCMP Acquisition Corp., and GPS CCMP Merger Corp., dated as of September 13, 2006 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

2.2 2.3*
Amendment to Agreement and Plan of Merger by and among Generac Power Systems, Inc., the representative named therein, GPS CCMP Acquisition Corp., and GPS CCMP Merger Corp (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
Asset Purchase Agreement, dated as of October 3, 2011, by and among Magnum Power Products, LLC, Magnum Products, LLC and the other Sellers named therein, the Equityholders named therein and Thomas Joseph, as Sellers’ Representative.

3.1
Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
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

10.1
Credit Agreement, dated as of February 9, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P. and Merrill Lynch, Pierce, Fenner & Smith LLP, as syndication agents, and RBS Citizens, N.A., PNC Bank, National Association, Mizuho Corporate Bank, Ltd., Sumitomo Mitsui Banking Corporation and Bank of Montreal, as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012).

10.2
Guarantee and Collateral Agreement, dated as of February 9, 2012, among Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012).

10.3	Advisory Services and Monitoring Agreement, dated November 10, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).
10.4+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).
10.5+	Generac Holdings Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.6+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.7+
Amended and Restated Employment Agreement, dated January 14, 2010, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.65 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

EXHIBIT INDEX (continued)

Exhibits Number	Description
10.8+
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

10.10+	Employment Letter with Terrence Dolan (incorporated by reference to Exhibit 10.62 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.11+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.12
Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.13+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.14+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.15
Form of Generac Holdings Inc. Director Indemnification Agreement for Stephen Murray and Timothy Walsh (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.16
Form of Generac Holdings Inc. Director Indemnification Agreement for Barry Goldstein, John D. Bowlin and Edward A. LeBlanc (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.17	Form of Generac Holdings Inc. Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).
10.18
Form of Generac Power Systems, Inc. Director Indemnification Agreement for Stephen Murray and Timothy Walsh (incorporated by reference to Exhibit 10.53 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.19 10.20+ 10.21+
Form of Generac Power Systems, Inc. Indemnification Agreement for Barry Goldstein, John D. Bowlin, Edward A. LeBlanc, Aaron Jagdfeld, David Ramon, York A. Ragen, Dawn Tabat, Allen Gillette, Roger Schaus, Jr., Roger Pascavis and Russell S. Minick (incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
Amendment to Employment Agreement with Dawn Tabat (incorporated by reference to Exhibit 10.1 of the quarterly report filed with the SEC on November 14,2011).
Offer letter to Russ Minick (incorporated by reference to Exhibit 10.2 of the quarterly report filed with the SEC on November 14,2011).

21.1*	List of Subsidiaries of Generac Holdings Inc.
23.1*	Consent of Ernst & Young, Independent Registered Public Accounting Firm, relating to Generac Holdings Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 9, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.