Form 10-Q
period 2012-03-31
GENERAC HOLDINGS INC.
filed 2012-05-08
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer 0	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2012, there were 67,946,135 shares of the Registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$91,730	$93,126
Accounts receivable, less allowance for doubtful accounts	114,027	109,705
Inventories	200,129	162,124
Deferred income taxes	15,778	14,395
Prepaid expenses and other assets	4,260	3,915
Total current assets	425,924	383,265

Property and equipment, net	84,422	84,384

Customer lists, net	63,516	72,897
Patents, net	76,253	78,167
Other intangible assets, net	6,926	7,306
Deferred financing costs, net	10,139	3,459
Trade names	148,751	148,401
Goodwill	547,782	547,473
Deferred income taxes	207,784	227,363
Other assets	220	78
Total assets	$1,571,717	$1,552,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91,097	$81,053
Accrued wages and employee benefits	11,700	14,439
Other accrued liabilities	50,381	47,024
Current portion of long-term debt	14,063	22,874
Total current liabilities	167,241	165,390

Long-term debt	559,588	575,000
Other long-term liabilities	44,115	43,514
Total liabilities	770,944	783,904

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 67,946,135 and 67,652,812 shares issued at March 31, 2012 and December 31, 2011, respectively	679	676
Additional paid-in capital	1,144,591	1,142,701
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(126,955)	(157,015)
Accumulated other comprehensive loss	(15,426)	(15,357)
Total stockholders’ equity	800,773	768,889
Total liabilities and stockholders’ equity	$1,571,717	$1,552,793

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$294,561	$123,981
Costs of goods sold	183,556	76,804
Gross profit	111,005	47,177

Operating expenses:
Selling and service	25,126	14,305
Research and development	5,055	3,885
General and administrative	9,106	6,117
Amortization of intangibles	12,225	11,727
Total operating expenses	51,512	36,034
Income from operations	59,493	11,143

Other (expense) income:
Interest expense	(5,674)	(6,001)
Investment income	19	36
Loss on extinguishment of debt	(4,309)	–
Other, net	(425)	(241)
Total other expense, net	(10,389)	(6,206)

Income before provision for income taxes	49,104	4,937
Provision for income taxes	19,044	93
Net income	$30,060	$4,844

Net income per common share - basic:	$0.45	$0.07
Weighted average common shares outstanding - basic:	67,200,480	67,107,560

Net income per common share - diluted:	$0.44	$0.07
Weighted average common shares outstanding - diluted:	68,637,927	67,344,349

Comprehensive income	$29,991	$5,399

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$30,060	$4,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,993	1,936
Amortization	12,225	11,727
Loss on extinguishment of debt	4,309	–
Amortization of deferred financing costs	506	502
Provision for losses on accounts receivable	79	29
Deferred income taxes	18,239	–
Loss on disposal of property and equipment	107	3
Share-based compensation expense	2,439	2,000
Net changes in operating assets and liabilities:
Accounts receivable	(3,255)	715
Inventories	(37,700)	(16,650)
Other assets	(530)	283
Accounts payable	9,663	10,403
Accrued wages and employee benefits	(2,739)	(303)
Other accrued liabilities	3,188	(2,818)
Net cash provided by operating activities	38,584	12,671

Investing activities
Proceeds from sale of property and equipment	–	3
Expenditures for property and equipment	(2,138)	(1,569)
Acquisition of business	(2,279)	–
Net cash used in investing activities	(4,417)	(1,566)

Financing activities
Proceeds from long-term borrowings	573,614	–
Repayments of long-term borrowings	(597,874)	–
Payment of debt issuance costs	(10,756)	–
Taxes paid related to the net share settlement of equity awards	(1,278)	–
Excess tax benefits from equity awards	731	–
Proceeds from exercise of stock options	–	309
Net cash (used in) provided by financing activities	(35,563)	309

Net (decrease) increase in cash and cash equivalents	(1,396)	11,414
Cash and cash equivalents at beginning of period	93,126	78,583
Cash and cash equivalents at end of period	$91,730	$89,997

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Expenses are charged to operations in the year incurred. However, for interim reporting purposes certain expenses are charged to operations based on a proportionate share of annual amounts rather than as they are actually incurred.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Pension liability, net of tax of $3,173	$(10,529)	$(10,529)
Unrealized losses on cash flow hedges, net of tax of $483	(4,897)	(4,828)
Accumulated other comprehensive loss	$(15,426)	$(15,357)

2. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires all derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Commodities

The primary objectives of the Company’s commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were two outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases at March 31, 2012. The Company entered into these two commodity forward contracts, to purchase $4,533 and $1,935 of copper, in September 2011.  The contracts are effective from October 1, 2011, and terminate on June 30, 2012.  In November 2010, the Company entered into a commodity forward contract to purchase $2,296 of copper.  The contract was effective from January 1, 2011, and terminated on April 30, 2011. In February 2011, the Company entered into a commodity forward contract to purchase $2,378 of copper.  The contract was effective from March 1, 2011, and terminated on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase $2,100 of copper.  The contract was effective from April 1, 2011, and terminated on December 31, 2011. Total gains recognized in the consolidated statement of comprehensive income on commodity contracts was $420 for the three months ended March 31, 2012. The gain (loss) on commodity contracts was not material for the three months ended March 31, 2011.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of March 31, 2012 or December 31, 2011.

Interest Rates

The Company has four interest rate swap agreements outstanding as of March 31, 2012. In 2010, the Company entered into two interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. The Company maintains the swaps as highly effective in accordance with ASC 815 and, therefore, any changes in the fair value of the swaps are recorded in accumulated other comprehensive loss.

As discussed in Note 8 – Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders. Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the Company’s former credit agreement, dated November 10, 2006, as amended from time to time. The future cash flows associated with the Credit Agreement were materially consistent with that of the former credit agreement, resulting in the continued designation of the interest rate swap agreements as hedges associated with the Credit Agreement. However, as a result of a change in certain critical terms between the new Credit Agreement and former credit agreement, the interest rate swap agreements in place on the date of refinancing were measured for hedge effectiveness. The ineffective portion of the change in fair value of our cash flow hedges was immaterial. Unrealized losses existing at March 31, 2012, which are expected to be reclassified into the consolidated statement of comprehensive income from other comprehensive loss during the next fiscal year, are also not expected to be significant.

The following table presents the fair value of the Company’s derivatives:

	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$(5,380)	$(5,268)
	(5,380)	(5,268)
Derivatives not designated as hedging instruments:
Commodity contracts	169	(373)
Net derivatives liability	$(5,211)	$(5,641)

The fair value of derivatives designated as hedging instruments included in other current liabilities and other long-term liabilities is $1,000 and $4,380 respectively, as of March 31, 2012.  The fair value of derivatives designated as hedging instruments included in other current liabilities and other long-term liabilities is $1,546 and $3,722 respectively, as of December 31, 2011.

The fair value of derivatives not designated as hedging instruments is included in other assets and other current liabilities as of March 31, 2012 and December 31, 2011, respectively.

The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2012 and December 31, 2011 is a net liability of $(5,352) and $(5,780), respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011:

	Amount of gain (loss) recognized in Accumulated Other Comprehensive Loss during the three months ended March 31,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of gain (loss) recognized in net income on hedges (ineffective portion) during three months ended March 31,
	2012	2011		2012	2011
Derivatives designated as hedging instruments
Interest rate swaps	$(69)	$555	Interest expense	$—	$—
Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$420	$(1)

3. Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $558,200 (Level 2) at March 31, 2012, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total March 31, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,380)	$–	$(5,380)
Commodity contracts	$169	$–	$169

		Fair Value Measurement Using
	Total December 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,268)	$–	$(5,268)
Commodity contracts	$(373)	$–	$(373)

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

4. Acquisitions

On February 1, 2012, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of a leading transfer switch and portable generator accessory manufacturer.  The Company recorded a preliminary purchase price allocation based on initial estimates of fair value. As a result, the Company recorded $1,200 of intangible assets, including approximately $300 of goodwill, as of the acquisition date. The acquisition is not material to the Company’s consolidated financial statements.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. Substantially all of the Company’s identifiable assets are located in the United States. The Company’s sales in the United States represent approximately 94% of total sales for the three months ended March 31, 2012.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows:

	Three Months Ended March 31,
	2012	2011
Residential power products	$175,077	$69,186
Industrial and commercial power products	105,013	44,310
Other	14,471	10,485
Total	$294,561	$123,981

6. Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$133,552	$121,098
Work-in-process	1,316	578
Finished goods	70,404	45,165
Reserves for excess and obsolescence	(5,143)	(4,717)
Total	$200,129	$162,124

Property and equipment consists of the following:

	March 31,	December 31,
	2012	2011
Land and improvements	$5,067	$5,050
Buildings and improvements	53,026	52,941
Machinery and equipment	38,543	38,132
Dies and tools	13,132	12,982
Vehicles	1,023	1,026
Office equipment	8,595	8,380
Leasehold improvements	58	44
Construction in progress	3,981	3,131
Gross property and equipment	123,425	121,686
Accumulated depreciation	(39,003)	(37,302)
Total	$84,422	$84,384

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued commissions	$5,952	$5,731
Accrued interest	2,263	3,119
Product warranty obligations – short term	23,886	19,187
Other accrued liabilities	18,280	18,987
Total	$50,381	$47,024

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued pension costs	$21,999	$22,044
Product warranty obligations – long term	15,193	15,193
Other long-term liabilities	6,923	6,277
Total	$44,115	$43,514

7. Product Warranty Obligations

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

Changes in product warranty obligations are as follows:

	For the three months ended March 31,
	2012	2011
Balance at beginning of period	$34,380	$22,478
Payments, net of extended warranties	(4,452)	(3,658)
Charged to operations	9,151	3,430
Balance at end of period	$39,079	$22,250

The product warranty obligations are included in the consolidated balance sheets as follows:

	March 31,	December 31,
	2012	2011
Other accrued liabilities	$23,886	$19,187
Other long-term liabilities	15,193	15,193
Balance at end of period	$39,079	$34,380

8. Credit Agreements

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
First lien term loan	$-	$604,372
Tranche A term loan	325,000	-
Tranche B term loan	250,000	-
Discount on debt	(1,349)	-
Treasury debt – first lien	-	(6,498)
Current portion of debt	(14,063)	(22,874)
Total	$559,588	$575,000

On February 9, 2012, a subsidiary of the Company (the “Borrower” or “Generac Power Systems”) entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The Credit Agreement provides for borrowings under a new $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. The new revolving credit facility and tranche A term loan facility mature February 9, 2017, and the tranche B term loan facility matures February 9, 2019.

Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit facility was comprised of a revolving credit facility and a first-lien term loan, which were scheduled to mature in November 2012 and November 2013, respectively.

Borrowings under the Credit Agreement are secured by associated collateral agreements which pledge virtually all assets of the Borrower. The Credit Agreement requires the Borrower, among other things, to meet certain financial and nonfinancial covenants and maintain financial ratios in such amounts and for such periods as set forth therein.  The Borrower is required to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in the Credit Agreement) and an interest coverage ratio of EBITDA to cash interest expense (as defined in the Credit Agreement).  The calculation of EBITDA under and as defined in the Credit Agreement is referred to in this quarterly report as “Covenant EBITDA.”  Covenant EBITDA, the leverage ratio and interest coverage ratio are calculated based on the four most recently completed fiscal quarters of Generac Power Systems.  Based on the formulations set forth in the Credit Agreement, Generac Power Systems is required to maintain a maximum leverage ratio of 4.00 to 1.00 from the periods June 30, 2012 to September 30, 2012, and 3.75 to 1.00 thereafter.  Additionally, Generac Power Systems is required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from June 30, 2012 to September 30, 2012, 2.75 to 1.00 from December 31, 2012 to June 30, 2013, 3.00 to 1.00 from September 30, 2013 to June 30, 2014 and 3.25 to 1.00 thereafter. The Company was in compliance with all requirements as of March 31, 2012.

The new revolving credit facility and tranche A term loan facility bear interest at rates based upon either a base rate plus an applicable margin of 1.25% or adjusted LIBOR rate plus an applicable margin of 2.25% through July 1, 2012. The tranche B term loan facility bears interest at rates based upon either a base rate (which, with respect to such tranche B term loan facility, will not be less than 2.00%) plus an applicable margin of 1.75% or adjusted LIBOR rate (which, with respect to such tranche B term loan facility, will not be less than 1.00%) plus an applicable margin of 2.75% through July 1, 2012. In subsequent periods, the new revolving credit facility and the tranche A term loan facility will bear interest at rates based upon either a base rate plus an applicable margin ranging from 0.75% to 1.50% or adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.50%, each determined based on a leverage ratio.

The Credit Agreement restricts the circumstances in which distributions and dividends can be paid by the Borrower. Payments can be made by the Borrower to the Company for certain expenses such as operating expenses in the ordinary course and dividends can be used to repurchase equity interests, subject to limitation in certain circumstances. The Credit Agreement is secured by the associated collateral agreements which pledge virtually all assets of the Borrower. Additionally, the Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires the maintenance of certain leverage ratios in order to pay certain dividends or distributions.

The Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (as defined in the Credit Agreement). Upon an event of default under the Credit Agreement, the lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable and require the Borrower to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations to automatically become immediately due and payable.

In connection with the refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $10.1 million of new debt issuance costs, recorded $1.4 million of fees paid to creditors as a debt discount, and expensed $1.4 million of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $2.9 million in unamortized debt issuance costs relating to the former credit agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the three months ended March 31, 2012.  The Company amortizes the original issue discount and related capitalized debt issuance costs on its loans under the effective interest method.

At March 31, 2012, we had cash and cash equivalents of $91.7 million and $145.3 million of availability under our revolving credit facility, net of outstanding letters of credit.

9. Earnings Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued from stock compensation awards.

The information required to compute basic and diluted net income per share is as follows:

	Three months ended March 31,
	2012	2011
Numerator- net income	$30,060	$4,844
Denominator- weighted average shares
Basic	67,200,480	67,107,560
Dilutive effect of stock compensation awards (1)	1,437,447	236,789
Diluted	68,637,927	67,344,349
Net income per share
Basic	$0.45	$0.07
Diluted	$0.44	$0.07

(1) Excludes approximately 350,000 stock options and 190,000 shares of restricted stock for 2012 as the impact of such awards was anti-dilutive.

10. Income Taxes

The effective income tax rates for the quarters ended March 31, 2012 and 2011 were 38.8% and 1.9%, respectively. In the fourth quarter of 2011, the Company came out of its three-year cumulative loss position and determined that its deferred tax assets were realizable. Therefore, the Company recorded a tax provision in the first quarter of 2012 based on its estimated effective tax rate of approximately 38.8%.

11. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering substantially all of its employees.  Information related to the Pension Plans is as follows:

	Three months ended March 31,
Components of net periodic pension expense:	2012	2011
Interest cost	$613	$592
Expected return on plan assets	(599)	(586)
Amortization of net loss	227	68
Net periodic pension expense	$241	$74

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2012 and December 31, 2011 was approximately $15,416 and $10,035 respectively.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency of major power outages;

•	availability, cost and quality of raw materials and key components used in producing our products;

•
the possibility that the expected synergies, efficiencies and cost savings of the acquisition of the Magnum Products business will not be realized, or will not be realized within the expected time period;

•	the risk that the Magnum Products business will not be integrated successfully;

•
the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense that will occur if we complete our proposed dividend recapitalization discussed below under “Liquidity and financial condition - Proposed dividend recapitalization”;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	loss of our key management and employees;

•	increase in product and other liability claims; and

•	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

We are a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in the United States and Canada. We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products. Our products are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™ and are available through a broad network of independent dealers, retailers, wholesalers, and equipment rental companies.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in recent years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential products are approximately 2.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and other outage activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred during the second half of 2011 drove strong demand for home standby generators, and the increased awareness of these products contributed to substantial revenue growth for us in the first quarter of 2012.  While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense decreased in the first quarter of 2012 versus the first quarter of 2011 as a result of nearly $82 million of debt pre-payments that were made over the last twelve months. Offsetting this decline in interest expense is a slight increase in the weighted-average cost of debt.

On February 9, 2012, a subsidiary of the Company entered into a new credit agreement with certain commercial banks and other lenders.  The new credit agreement provides for borrowings under a new $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. The new revolving credit facility and tranche A term loan facility mature February 9, 2017, and the tranche B term loan facility matures February 9, 2019. Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated November 10, 2006, as amended from time to time. The Company’s former credit facility was comprised of a revolving credit facility and a first-lien term loan, which were scheduled to mature in November 2012 and November 2013, respectively. Factors influencing interest expense under the new credit agreement are substantially the same factors that influenced interest expense under the former credit agreement. However, the increase in outstanding debt that will occur if we complete the proposed dividend recapitalization discussed under “Liquidity and financial condition – Proposed dividend recapitalization” will significantly increase our interest expense.

Factors influencing provision for income taxes and cash taxes paid.   We had $1.2 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2011 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of $470 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we had federal net operating loss, or NOL, carry-forwards of $127.1 million as of December 31, 2011, which we expect to generate an additional $44 million of federal cash tax savings at a 35% federal rate when utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards to offset future federal income tax liabilities. Similarly, the increase in outstanding debt and related interest expense that will occur if we complete the proposed dividend recapitalization discussed under “Liquidity and financial condition – Proposed dividend recapitalization” may have an impact on our ability to fully utilize these tax attributes if we are unable to generate sufficient taxable income.

In addition, as a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $57.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2011. We expect these assets to generate cash tax savings of $22.2 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.9 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 24% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 25% to 30% in the third quarter and 26% to 34% in the fourth quarter. However, seasonality can differ depending on the timing of outage activity in each year, such as the outage activity experienced in the second half of 2011. Due to the significant demand and awareness created by these outage events, we expect revenue contribution during 2012 to be heavily weighted toward the first half of the year, assuming no material improvement in the macroeconomic environment and no comparable outage events in 2012. We expect this effect on year-over-year revenue growth to diminish in the second half of 2012, assuming no comparable major outage events during the second half of 2012 similar to the second half of 2011.  Because of this, our historical seasonality patterns may not apply in 2012.

We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Results of operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Net sales	$294,561	$123,981
Cost of goods sold	183,556	76,804
Gross profit	111,005	47,177
Operating expenses:
Selling and service	25,126	14,305
Research and development	5,055	3,885
General and administrative	9,106	6,117
Amortization of intangibles	12,225	11,727
Total operating expenses	51,512	36,034
Income from operations	59,493	11,143
Total other expense, net	(10,389)	(6,206)
Income before provision for income taxes	49,104	4,937
Provision for income taxes	19,044	93
Net income	$30,060	$4,844

Residential products	$175,077	$69,186
Industrial & commercial products	105,013	44,310
Other	14,471	10,485
Net sales	$294,561	$123,981

Net sales.    Net sales increased $170.6 million, or 137.6%, to $294.6 million for the three months ended March 31, 2012 from $124.0 million for the three months ended March 31, 2011.  Residential products increased $105.9 million, or 153.1%, primarily due to increased demand of home standby products resulting from the major outage events that occurred during the second half of 2011. Also contributing to residential products revenue growth were the continued expansion of the Company's distribution network, strong growth in portable generator shipments due to market share gains and increased revenue from the power washer product line, which was first introduced in the first quarter of 2011. Industrial and commercial product sales increased $60.7 million, or 137.0%, primarily due to the additional Magnum Products revenue stream in the first quarter of 2012, and increased shipments into the telecom, healthcare and data center markets. Industrial and commercial net sales during the first quarter also benefitted from the resolution of backlog related to a short-term gap in the supply of certain components sourced overseas.

Costs of goods sold.    Costs of goods sold increased $106.8 million, or 139.0%, to $183.6 million for the three months ended March 31, 2012 from $76.8 million for the three months ended March 31, 2011. This increase was mainly driven by the increase in sales volume and the addition of the Magnum Products business in the first quarter of 2012.

Gross profit.    Gross profit increased $63.8 million, or 135.3%, to $111.0 million for the three months ended March 31, 2012 from $47.2 million for the three months ended March 31, 2011. As a percent of net sales, gross profit margin for the first quarter of 2012 decreased to 37.7% from 38.1% in the same period last year, primarily due to the mix impact from the addition of the Magnum Products business in the first quarter of 2012. Offsetting this decline, gross profit margin during the quarter relative to prior year was impacted favorably by a higher mix of home standby generators and lower mix of portable generators. In addition, the positive impact from price increases and improved overhead absorption was largely offset by higher commodity costs relative to the prior year.

Operating expenses.    Operating expenses increased $15.5 million, or 43.0%, to $51.5 million for the three months ended March 31, 2012 from $36.0 million for the three months ended March 31, 2011.  These additional expenses were driven primarily by increased variable operating expenses on the substantial increase in net sales, operating expenses associated with the Magnum Products business, increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company, and increased incentive compensation expenses as a result of the Company’s financial performance during the quarter.

Other expense.    Other expenses increased $4.2 million, or 67.4%, to $10.4 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011, primarily due to a loss on extinguishment of debt incurred in connection with the February 2012 debt refinancing.  Interest expense decreased $0.3 million versus prior year as a result of nearly $82 million of debt pre-payments that were made over the last twelve months, offset by higher weighted-average cost of debt.

Provision for income taxes.    Income tax expense was $19.0 million for the three months ended March 31, 2012 compared to less than $0.01 million for the three months ended March 31, 2011. Until the fourth quarter of 2011, a full valuation allowance was recorded on the Company’s net deferred tax assets resulting in substantially no tax provision. A full valuation allowance is no longer required on the Company’s net deferred tax assets and therefore full income tax provision was recorded in the first quarter of 2012.

Net income.    As a result of the factors identified above, we generated net income of $30.1 million for the three months ended March 31, 2012 compared to $4.8 million for the three months ended March 31, 2011.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $48.3 million, or 175.8%, to $75.8 million for the three months ended March 31, 2012 from $27.5 million for the three months ended March 31, 2011.  The definition of Adjusted EBITDA in the new February 2012 credit agreement is substantially the same as the definition in the previous 2006 credit agreement.

Adjusted Net income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $66.1 million for the three months ended March 31, 2012 increased 285.5% from $17.1 million for the three months ended March 31, 2011.

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

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million under its first lien term loan and entered into a new agreement.  The new credit agreement provides for borrowings under a new five-year $150.0 million revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds received by the Company from loans made under the new credit agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated November 10, 2006, as amended from time to time, and for general corporate purposes.  As a result of the repayments of debt and refinancing, our net indebtedness was $573.6 million at February 9, 2012 and $573.7 million at March 31, 2012.

At March 31, 2012, we had cash and cash equivalents of $91.7 million and $145.3 million of availability under our revolving credit facility, net of outstanding letters of credit.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our relatively low ongoing capital expenditure requirements and favorable tax attributes, provides us with sufficient capital to continue to grow our business in the future.  We will use a significant portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures or acquisitions.

Proposed dividend recapitalization

On May 8, 2012, the Company announced its plan to execute a recapitalization in which it intends to incur, subject to market and other conditions, approximately $650 million of additional debt to fund in large part a special cash dividend of up to $10 per share on its outstanding common stock. As part of this transaction, the Company expects to enter into new debt financing in the aggregate amount of approximately $1.2 billion, which is expected to be comprised of approximately $800 million of senior secured financing and the remainder in senior unsecured financing, the proceeds of which will be used to pay the special cash dividend and refinance the Company’s existing credit facilities. In addition, the Company anticipates its current $150 million unfunded revolver will be replaced with a similar sized asset-backed revolver. The declaration of the special cash dividend will not occur unless new debt financing is obtained under acceptable terms. The Company expects its Board of Directors to declare and the Company to pay the special cash dividend before the end of the second quarter of 2012.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table summarizes our cash flows by category for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Net cash provided by operating activities	$38,584	$12,671	$25,913	204.5%
Net cash used in investing activities	$(4,417)	$(1,566)	$(2,851)	182.1%
Net cash (used in) provided by financing activities	$(35,563)	$309	$(35,872)	(11,609.1)%

Net cash provided by operating activities was $38.6 million for the three months ended March 31, 2012 compared to $12.7 million for the three months ended March 31, 2011. This year-over-year increase was primarily driven by strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates and seasonal build requirements.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2012, which related to the purchase of property and equipment and acquisition activity. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2011, a majority of which related to the purchase of property and equipment.

Net cash used in financing activities was $35.6 million for the three months ended March 31, 2012, primarily representing $573.6 million in cash proceeds from long-term borrowings offset by $597.9 million of debt repayments. Related to our February 2012 refinancing, the Company made $10.8 million of cash payments for transaction fees incurred in connection with the debt refinancing.  Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2011, representing cash proceeds from the exercise of stock options.

Contractual Obligations

On February 9, 2012, a subsidiary of the Company entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The new credit agreement provides for borrowings under a new $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. The new revolving credit facility and tranche A term loan facility mature February 9, 2017, and the tranche B term loan facility matures February 9, 2019.

Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit facility was comprised of a revolving credit facility and a first-lien term loan, which were scheduled to mature in November 2012 and November 2013, respectively.

Under the terms of the Credit Agreement, required principal payments for the remainder of 2012 and for the five years subsequent to December 31, 2012 are as follows: 2012, $9.4 million; 2013, $18.8 million; 2014, $26.9 million; 2015, $39.1 million; 2016, $43.1 million; 2017, $201.6 million.

Except as noted, there have been no material changes to our contractual obligations since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off-balance sheet arrangements

There have been no material changes with regards to off-balance sheet arrangements since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical accounting policies

There have been no material changes in our critical accounting policies since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and other assets We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

Non-GAAP measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our senior secured credit facilities (Covenant EBITDA), except that we do not give effect to certain additional adjustments that are permitted under those facilities which, if included, would increase the amount reflected in the table below. Note that the definition of Adjusted EBITDA in the new Credit Agreement is substantially the same as the definition of Adjusted EBITDA in the previous 2006 credit agreement.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our senior secured credit facilities but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;

•	to allocate resources to enhance the financial performance of our business;

•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2012 Proxy Statement;

•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and

•	in communications with our board of directors and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are provided for under our senior secured credit facilities (except where noted in footnote (h) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

•
we do not consider indicative of our ongoing operating performance, such as non-cash impairment and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees;

•	are non-cash in nature, such as share-based compensation; or

•	were eliminated following the consummation of our initial public offering.

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

•
the adjustments for business optimization expenses, which we believe are appropriate for the reasons set out in note (e) below, represent costs associated with severance and other items which are reflected in operating expenses and income (loss) from continuing operations in our condensed consolidated statements of comprehensive income prepared in accordance with U.S. GAAP; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others (such as business optimization adjustments) involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our senior secured credit facilities, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Net income	$30,060	$4,844
Interest expense	5,674	6,001
Depreciation and amortization	14,218	13,663
Income taxes provision	19,044	93
Non-cash impairment and other charges (a)	(204)	446
Non-cash share-based compensation expense (b)	2,439	2,000
Loss on extinguishment of debt (c)	4,309	-
Transaction costs and credit facility fees (d)	135	173
Business optimization expenses (e)	-	221
Letter of credit fees (f)	1	2
Other state franchise taxes (g)	132	64
Holding company interest income (h)	(6)	(23)
Adjusted EBITDA	$75,802	$27,484

(a)   Represents the following non-cash charges:

• for the three months ended March 31, 2012, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets, and a non-cash inventory write-off;

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

• The adjustments for unrealized mark-to-market gains and losses on copper forward contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of income and cash flows to capture the full effect of these contracts on our operating performance;

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period;

(c)   Represents the loss on extinguishment of debt related to the refinancing that occurred on February 9, 2012;

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

• transaction costs relating to the acquisition of a business;

(e)   Represents severance costs incurred from restructuring-related activities. We do not believe the charges for restructuring-related activities reflect our ongoing operations. Although we have incurred severance costs in the past, it is difficult to predict the amounts of similar costs in the future, and we believe that adjusting for these costs aids in measuring the performance of our ongoing operations. We believe that these costs will tend to be immaterial to our results of operations in future periods.

(f)    Represents primarily fees on letters of credit outstanding under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense.

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

Adjusted net income

Adjusted net income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs related to the Company’s debt, intangible asset impairment charges (as applicable), and certain non-cash gains as reflected in the reconciliation table set forth below (as applicable).

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance or cash flows, such as amortization costs, and non-cash gains and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid.

Similar to Adjusted EBITDA, Adjusted net income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted net income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted net income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Net income	$30,060	$4,844
Provision for income taxes	19,044	93
Income before provision for income taxes	49,104	4,937
Amortization of intangible assets	12,225	11,727
Amortization of deferred financing costs	506	502
Loss on extinguishment of debt	4,309	-
Adjusted net income before provision for income taxes	66,144	17,166
Cash income tax expense	(55)	(24)
Adjusted net income before provision for income taxes	$66,089	$17,142

Adjusted net income per common share - diluted:	$0.96	$0.25
Weighted average common shares outstanding - diluted:	68,637,927	67,344,349

New Accounting Standards

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which requires companies to disclose items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has included a statement of comprehensive income in this Form 10-Q. The adoption of this ASU had no impact on the Company’s financial condition or results of operations.

Except as noted, there have been no material changes since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

For a discussion of changes in commodity, currency and interest rate related risks and hedging activities, see Note 2 – Derivative Instruments and Hedging Activities – to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In other respects, there has been no material change in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2012, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.                             Risk Factors

There have been no material changes in our risk factors since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for the following:

Impact of proposed dividend recapitalization

If we complete our proposed dividend recapitalization discussed in this Quarterly Report on Form 10-Q under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and financial condition - Proposed dividend recapitalization," our outstanding indebtedness and related interest expense will increase substantially from recent historical levels. This will affect our future results of operations, and will increase the risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under "Risk Factors - Risks related to our capital structure - We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness."

Item 6.                               Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 8, 2012

Item 6.                                                                                      EXHIBIT INDEX

Exhibits Number	Description
10.1
Credit Agreement, dated as of February 9, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P. and Merrill Lynch, Pierce, Fenner & Smith LLP, as syndication agents, and RBS Citizens, N.A., PNC Bank, National Association, Mizuho Corporate Bank, Ltd., Sumitomo Mitsui Banking Corporation and Bank of Montreal, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012).

10.2
 Guarantee and Collateral Agreement, dated as of February 9, 2012, among Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012).

10.3+	Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan.
10.4+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan.
10.5+	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

*           Filed herewith.
**         Furnished herewith.
+           Indicates management contract or compensatory plan or arrangement.