Form 10-Q
period 2012-06-30
GENERAC HOLDINGS INC.
filed 2012-08-07
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer 0	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2012, there were 68,063,675 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,307	$93,126
Accounts receivable, less allowance for doubtful accounts	100,108	109,705
Inventories	227,038	162,124
Deferred income taxes	17,000	14,395
Prepaid expenses and other assets	4,503	3,915
Total current assets	358,956	383,265

Property and equipment, net	85,786	84,384

Customer lists, net	53,785	72,897
Patents, net	74,276	78,167
Other intangible assets, net	6,548	7,306
Deferred financing costs, net	15,078	3,459
Trade names, net	148,434	148,401
Goodwill	547,968	547,473
Deferred income taxes	200,900	227,363
Other assets	44	78
Total assets	$1,491,775	$1,552,793

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$13,000	$–
Accounts payable	75,391	81,053
Accrued wages and employee benefits	12,405	14,439
Other accrued liabilities	59,881	47,024
Current portion of long-term borrowings	6,750	22,874
Total current liabilities	167,427	165,390

Long-term borrowings	875,513	575,000
Other long-term liabilities	44,229	43,514
Total liabilities	1,087,169	783,904

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 68,055,203 and 67,652,812 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	680	676
Additional paid-in capital	738,384	1,142,701
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(117,620)	(157,015)
Accumulated other comprehensive loss	(14,722)	(15,357)
Total stockholders’ equity	404,606	768,889
Total liabilities and stockholders’ equity	$1,491,775	$1,552,793

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$239,137	$161,363	$533,698	$285,344
Costs of goods sold	151,708	101,010	335,264	177,814
Gross profit	87,429	60,353	198,434	107,530

Operating expenses:
Selling and service	22,122	17,317	47,248	31,622
Research and development	5,703	3,608	10,758	7,493
General and administrative	10,158	5,772	19,264	11,889
Amortization of intangibles	12,288	11,856	24,513	23,583
Total operating expenses	50,271	38,553	101,783	74,587
Income from operations	37,158	21,800	96,651	32,943

Other (expense) income:
Interest expense	(9,894)	(5,934)	(15,568)	(11,935)
Investment income	29	23	48	59
Loss on extinguishment of debt	(9,999)	(186)	(14,308)	(186)
Other, net	(1,595)	(327)	(2,020)	(568)
Total other expense, net	(21,459)	(6,424)	(31,848)	(12,630)

Income before provision for income taxes	15,699	15,376	64,803	20,313
Provision for income taxes	6,364	87	25,408	180
Net income	$9,335	$15,289	$39,395	$20,133

Net income per common share - basic:	$0.14	$0.23	$0.59	$0.30
Weighted average common shares outstanding - basic:	67,309,260	67,134,999	67,254,870	67,121,356

Net income per common share - diluted:	$0.14	$0.23	$0.57	$0.30
Weighted average common shares outstanding - diluted:	68,645,533	67,718,654	68,599,867	67,463,440

Dividends declared per share	$6.00	$-	$6.00	$-

Comprehensive income	$10,039	$12,587	$40,030	$17,986

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net income	$39,395	$20,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,995	3,940
Amortization of intangible assets	24,513	23,583
Amortization of original issue discount	343	–
Amortization of deferred financing costs	1,016	996
Loss on extinguishment of debt	14,308	186
Provision for losses on accounts receivable	67	(29)
Deferred income taxes	23,610	–
Loss on disposal of property and equipment	91	18
Share-based compensation expense	5,257	3,717
Net changes in operating assets and liabilities:
Accounts receivable	10,676	(16,627)
Inventories	(64,609)	(12,591)
Other assets	(306)	1,183
Accounts payable	(6,043)	2,927
Accrued wages and employee benefits	(2,034)	(19)
Other accrued liabilities	9,428	567
Net cash provided by operating activities	59,707	27,984

Investing activities
Proceeds from sale of property and equipment	16	4
Expenditures for property and equipment	(5,504)	(3,404)
Acquisition of business	(2,279)	–
Net cash used in investing activities	(7,767)	(3,400)

Financing activities
Proceeds from short-term borrowings	13,000	–
Proceeds from long-term borrowings	1,455,614	–
Repayments of long-term borrowings	(1,172,874)	(24,731)
Payment of debt issuance costs	(24,928)	–
Cash dividends paid	(404,332)	–
Taxes paid related to the net share settlement of equity awards	(2,785)	–
Excess tax benefits from equity awards	1,546	–
Proceeds from exercise of stock options	–	310
Net cash used in financing activities	(134,759)	(24,421)

Net (decrease) increase in cash and cash equivalents	(82,819)	163
Cash and cash equivalents at beginning of period	93,126	78,583
Cash and cash equivalents at end of period	$10,307	$78,746

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

1.  Basis of Presentation

Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp. (the Parent), which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary). The Company is a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Pension liability, net of tax	$(10,529)	$(10,529)
Unrealized losses on cash flow hedges, net of tax	(4,193)	(4,828)
Accumulated other comprehensive loss	$(14,722)	$(15,357)

2. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires all derivative instruments be reported in the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

2. Derivative Instruments and Hedging Activities (Continued)

Commodities

The primary objectives of the Company’s commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, it attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

The Company primarily utilizes commodity contracts with maturities of less than 12 months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. There was one outstanding commodity forward contract in place to hedge the Company’s projected commodity purchases at June 30, 2012.  In May 2012, the Company entered into a commodity forward contract to purchase $1,898 of copper.  The contract is effective from July 1, 2012 and terminates on December 31, 2012. In November 2010, the Company entered into a commodity forward contract to purchase $2,296 of copper.  The contract was effective from January 1, 2011, and terminated on April 30, 2011.  In February 2011, the Company entered into a commodity forward contract to purchase $2,378 of copper.  The contract was effective from March 1, 2011, and terminated on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase $2,100 of copper.  The contract was effective from April 1, 2011, and terminated on December 31, 2011.  In September 2011, the Company entered into two commodity forward contracts, to purchase $4,533 and $1,935 of copper.  The contracts were effective from October 1, 2011, and terminated on June 30, 2012. Total gains and losses recognized in the consolidated statements of comprehensive income were losses of $166 and gains of $254 for the three and six months ended June 30, 2012, respectively. The gains and losses recognized in the consolidated statements of comprehensive income were nominal for the three and six months ended June 30, 2011.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of June 30, 2012 or December 31, 2011.

Interest Rate Swaps

The Company had four interest rate swap agreements outstanding as of June 30, 2012. In 2010, the Company entered into two interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000, a fixed rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000, a fixed rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000, a fixed rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000, a fixed rate of 2.22% and an expiration date of October 1, 2013.

As noted above, the Company entered into various interest rate swap agreements in 2010 and 2011. The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.  From inception through February 9, 2012, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative’s change in fair value is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The impact of hedge ineffectiveness on earnings was not material for the periods prior to February 9, 2012.

As discussed in Note 8 – Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders. The Credit Agreement provided for a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the Company’s former credit agreement, dated November 10, 2006, as amended from time to time. The future cash flows associated with the Credit Agreement were materially consistent with that of the former credit agreement, resulting in the continued designation of the interest rate swap agreements as cash flow hedges. However, as a result of a change in certain critical terms between the Credit Agreement and former credit agreement, the interest rate swap agreements in place on the date of refinancing were required to be measured for hedge effectiveness. The ineffective portion of the change in fair value of the cash flow hedges was not material for the period from February 9, 2012 to May 30, 2012.

Also as discussed in Note 8 – Credit Agreements, on May 30, 2012, a subsidiary of the Company amended and restated its existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  Proceeds received by the Company from loans made under the Term Loan Credit Agreement were used to repay the Company’s previous Credit Agreement.  Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various dates through October of 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the condensed consolidated statements of comprehensive income as interest expense.

2. Derivative Instruments and Hedging Activities (Continued)

The following table presents the fair value of the Company’s derivatives:

	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(5,268)
	$—	$(5,268)
Derivatives not designated as hedging instruments:
Interest rate swaps	$(4,640)	$—
Commodity contracts	(58)	(373)
Total derivatives liability	$(4,698)	$(5,641)

The fair value of the interest rate swaps is included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. The fair value of the commodity contracts is included in other current liabilities in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2012 and December 31, 2011 is a liability of $(4,820) and $(5,780), respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Amount of gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended June 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (1)	$434	$(2,702)	Interest expense	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Interest rate swaps (2)	$—	$—	Interest expense	$270	$—	$27	$—
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$(166)	$15

(1) Periods prior to May 30, 2012
(2) Period between May 30, 2012 and June 30, 2012

	Amount of gain (loss) recognized in Accumulated Other Comprehensive Loss for the six months ended June 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the six months ended June 30,		Amount of gain recognized in net income on hedges (ineffective portion) for the six months ended June 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (1)	$365	$(2,147)	Interest expense	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Interest rate swaps (2)	$—	$—	Interest expense	$270	$—	$27	$—
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$254	$14

(1) Periods prior to May 30, 2012
(2) Period between May 30, 2012 and June 30, 2012

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $873,324 (Level 2) at June 30, 2012, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total June 30, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(4,640)	$–	$(4,640)
Commodity contracts	$(58)	$–	$(58)

		Fair Value Measurement Using
	Total December 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,268)	$–	$(5,268)
Commodity contracts	$(373)	$–	$(373)

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

4. Acquisitions

On February 1, 2012, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of a leading transfer switch and portable generator accessory manufacturer.  During the first quarter of 2012, the Company recorded a preliminary purchase price allocation based on initial estimates of fair value. As a result, the Company recorded $1,200 of intangible assets, including approximately $300 of goodwill, as of the acquisition date. The purchase price allocation was finalized during the second quarter of 2012, resulting in a $195 positive adjustment to goodwill.  The acquisition is not material to the Company’s consolidated financial statements.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. Substantially all of the Company’s identifiable assets are located in the United States. The Company’s sales in the United States represent approximately 94% of total sales for the three and six months ended June 30, 2012.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Residential power products	$123,399	$92,206	$298,476	$161,392
Industrial and commercial power products	101,101	57,322	206,114	101,632
Other	14,637	11,835	29,108	22,320
Total	$239,137	$161,363	$533,698	$285,344

6. Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$134,592	$121,098
Work-in-process	835	578
Finished goods	97,298	45,165
Reserves for excess and obsolescence	(5,687)	(4,717)
Total	$227,038	$162,124

Property and equipment consists of the following:

	June 30,	December 31,
	2012	2011

Land and improvements	$5,083	$5,050
Buildings and improvements	53,211	52,941
Machinery and equipment	40,198	38,132
Dies and tools	13,514	12,982
Vehicles	1,026	1,026
Office equipment	8,975	8,380
Leasehold improvements	149	44
Construction in progress	4,621	3,131
Gross property and equipment	126,777	121,686
Accumulated depreciation	(40,991)	(37,302)
Total	$85,786	$84,384

6. Balance Sheet Details (Continued)

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011

Accrued commissions	$6,235	$5,731
Accrued interest	5,777	3,119
Product warranty obligations – short term	26,195	19,187
Accrued dividends for unvested restricted stock	3,999	-
Other accrued liabilities	17,675	18,987
Total	$59,881	$47,024

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2012	2011

Accrued pension costs	$21,725	$22,044
Product warranty obligations – long term	15,193	15,193
Other long-term liabilities	7,311	6,277
Total	$44,229	$43,514

7. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheets. The Company recognizes the revenue from sales of extended warranties over the life of the contracts.

Changes in product warranty obligations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$39,079	$22,250	$34,380	$22,478
Payments, net of extended warranties	(2,866)	(2,769)	(7,318)	(6,427)
Charged to operations	5,175	5,047	14,326	8,477
Balance at end of period	$41,388	$24,528	$41,388	$24,528

The product warranty obligations are included in the consolidated balance sheets as follows:

	June 30,	December 31,
	2012	2011

Other accrued liabilities	$26,195	$19,187
Other long-term liabilities	15,193	15,193
Balance at end of period	$41,388	$34,380

8. Credit Agreements

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011

First lien term loan	$-	$604,372
Term loan	900,000	-
Discount on debt	(17,737)	-
Treasury debt – first lien	-	(6,498)
Current portion of long-term debt	(6,750)	(22,874)
Total	$875,513	$575,000

On February 9, 2012, a subsidiary of the Company (the “Borrower” or “Generac Power Systems”) entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The Credit Agreement provided for borrowings under a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. The revolving credit facility and tranche A term loan facility were scheduled to mature in February 2017 and the tranche B term loan facility was scheduled to mature in February 2019.  Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit agreement was comprised of a revolving credit facility and a first-lien term loan which were scheduled to mature in November 2012 and November 2013, respectively.

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provides for a $900,000 term loan B credit facility (“Term Loan”) and a $125,000 uncommitted incremental term loan facility.  The Term Loan Credit Agreement matures on May 30, 2018.  Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement. The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (see footnote #13 – Special Cash Dividend).

The Term Loan is guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and the Parent, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Borrower’s assets, including fixed assets and intangibles, and the assets of the guarantors (other than the Company), other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien.

The Term Loan amortizes in equal installments of 0.25% of the original principal amount of the Term Loan payable on the first day of April, July, October and January commencing on October 1, 2012 until the maturity date of the Term Loan. The final principal repayment installment of the Term Loan is required to be repaid on the maturity date in an amount equal to the aggregate principal amount of the Term Loan outstanding on such date. The Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 4.00% or adjusted LIBOR rate plus an applicable margin of 5.00%, subject to a LIBOR floor of 1.25%.

The Term Loan Credit Agreement restricts the circumstances in which the Borrower can pay distributions and dividends, which are in addition to those to be paid in connection with the Transactions (as defined in the Term Loan Credit Agreement). Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires Pro Forma (as defined in the Term Loan Credit Agreement) compliance with certain fixed charge coverage ratios in order to pay certain dividends or distributions. The Term Loan Credit Agreement also contains certain other affirmative and negative covenants that, among other things, provide limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of the Company’s organizational documents. The Term Loan Credit Agreement does not contain any financial maintenance covenants.

The Term Loan Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (as defined in the Term Loan Credit Agreement). A bankruptcy or insolvency event of default causes such obligations to automatically become immediately due and payable.

8. Credit Agreements (Continued)

Concurrent with the closing of the Term Loan Credit Agreement, on May 30, 2012, the Borrower also entered into a new revolving credit agreement (the “ABL Credit Agreement”) with certain commercial banks and other lenders. The ABL Credit Agreement provides for borrowings under a $150,000 senior secured ABL revolving credit facility (the “ABL Facility”). The size of the ABL Facility could increase by $50,000 pursuant to an uncommitted incremental credit facility. The ABL Credit Agreement matures May 30, 2017.

Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and the Parent, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company).

Borrowings under the ABL Facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the lesser of the aggregate commitments and the applicable borrowing base under the ABL Facility or (ii) $10,000. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described above.  As of June 30, 2012, the Company had $129,233 million of availability under the ABL facility, net of outstanding letters of credit and $13,000 of outstanding borrowings. Borrowings outstanding under the ABL Facility are recorded as short-term borrowings in the condensed consolidated balance sheet as of June 30, 2012.

In connection with the February 9, 2012 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $10,409 of new debt issuance costs, recorded $1,386 of fees paid to creditors as a debt discount, and expensed $1,407 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $2,902 in unamortized debt issuance costs relating to the former credit agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the six months ended June 30, 2012.

In connection with the May 30, 2012 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $15,309 of new debt issuance costs, recorded $18,000 of fees paid to creditors as a debt discount, and expensed $801 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $9,198 in unamortized debt issuance costs relating to the Credit Agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the three months ended June 30, 2012. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the effective interest method.

The Company incurred an additional $993 of financing and dividend related fees that are recorded as a component of other expense in the consolidated statement of comprehensive income for the three months ended June 30, 2012.

9. Earnings Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued from stock compensation awards.

The information required to compute basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Numerator- net income	$9,335	$15,289	$39,395	$20,133
Denominator- weighted average shares
Basic	67,309,260	67,134,999	67,254,870	67,121,356
Dilutive effect of stock compensation awards (1)	1,336,273	583,655	1,344,997	342,084
Diluted	68,645,533	67,718,654	68,599,867	67,463,440
Net income per share
Basic	$0.14	$0.23	$0.59	$0.30
Diluted	$0.14	$0.23	$0.57	$0.30

(1) excludes approximately 360,000 stock options for the three and six month periods ended June 30, 2012 as the impact of such awards was anti-dilutive.  There were no anti-dilutive awards for the three and six month periods ended June 30, 2011.

10. Income Taxes

The effective income tax rates for the six months ended June 30, 2012 and 2011 were 39.2% and 0.9%, respectively. In the fourth quarter of 2011, the Company determined that its deferred tax assets were realizable and a valuation allowance was not required.  Therefore, the Company began recording an income tax provision at a normalized effective tax rate in the first quarter of 2012.

11. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering a majority of its employees. These plans were frozen to new participants effective December 31, 2008.  Information related to the Pension Plans is as follows:

	Three months ended June 30,		Six months ended June 30,
Components of net periodic pension expense:	2012	2011	2012	2011

Interest cost	$614	$592	$1,227	$1,184
Expected return on plan assets	(600)	(586)	(1,199)	(1,171)
Amortization of net loss	228	68	455	137
Net periodic pension expense	$242	$74	$483	$150

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2012 and December 31, 2011 was approximately $18,676 and $10,035 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Special Cash Dividend

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see footnote #8 – Credit Agreement) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404,332 to shareholders. Dividends declared but unpaid as of June 30, 2012 of $3,999, which relate to dividends earned on unvested restricted stock awards, are included in other accrued liabilities in the condensed consolidated balance sheet.  In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments are required to be made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for the outstanding stock options was adjusted by the $6.00 special dividend amount.  There was no change to compensation expense as a result of this adjustment. On July 2, 2012, the strike price of all stock option awards outstanding prior to the special dividend date was restated to reflect these adjustments.

Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency and duration of major power outages;

•	availability, cost and quality of raw materials and key components used in producing our products;

•
the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense due to the dividend recapitalization discussed below under “Liquidity and financial condition”;

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

Business drivers and measures

In operating our business and monitoring its performance, we pay attention to a number of industry trends, operational factors and performance measures. The statements in this section are based on our current expectations.

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Although there have been recent increases in product costs for installed standby generators in the residential and light-commercial markets (driven in recent years by raw material costs), these costs have declined overall over the last decade, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential standby generators are approximately 2.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Disruptions in the aging U.S. power grid and other outage activity increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred during the second half of 2011 drove strong demand for home standby generators, and the increased awareness of these products contributed to substantial revenue growth for us in the first half of 2012. While there are power outages every year across all regions of the country, such as the recent power outage events that occurred in the Midwest and Mid-Atlantic regions in late June and early July of 2012, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.  The market for commercial and industrial stationary and mobile generators and other power equipment is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various industrial and commercial end markets that we serve (industrial, telecommunications, distribution, retail, health care facilities, data centers, construction, energy and municipal infrastructure, among others). The market for these products is also affected by general economic conditions, credit availability and trends in durable goods spending by businesses.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased during the first six months of 2012 compared to the first six months of 2011, primarily due to an increase in the weighted-average cost of debt associated with the Credit Agreement (defined below), for the period between February 9, 2012 and May 29, 2012, as well as an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement (defined below), for the period between May 30, 2012 and June 30, 2012.

On February 9, 2012, Generac Power Systems entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The Credit Agreement provided for borrowings under a $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. The revolving credit facility and tranche A term loan facility were scheduled to mature February 9, 2017, and the tranche B term loan facility was scheduled to mature February 9, 2019. Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated November 10, 2006, as amended from time to time. The Company’s former credit agreement was comprised of a revolving credit facility and a first-lien term loan, which were scheduled to mature in November 2012 and November 2013, respectively.

On May 30, 2012, Generac Power Systems amended and restated its existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million ABL Facility. Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement.  The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (dividend recapitalization). Factors influencing interest expense under the new Term Loan Credit Agreement and ABL Credit Agreement are substantially the same factors that influenced interest expense under the previous credit agreements.  Future interest expense will be impacted by the higher principal balance and interest rates tied to the Term Loan Credit Agreement. Please refer to Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for additional details.

Factors influencing provision for income taxes and cash taxes paid.   We had $1.2 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2011 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of approximately $470 million through 2021, assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which would generate annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we had federal net operating loss, or NOL, carry-forwards of approximately $127.1 million as of December 31, 2011, which we expect to generate an additional $44 million of federal cash tax savings at a 35% federal rate when utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. In the second quarter of 2012, the dividend recapitalization discussed in “Liquidity and financial condition” was completed.  After considering the increased debt and related interest expense, the Company believes it will generate sufficient taxable income to fully utilize these tax attributes.  However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards and other tax assets to offset future federal income tax liabilities.

In addition, as a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $57.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2011. We expect these assets to generate cash tax savings of approximately $22.2 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.9 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 24% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 25% to 30% in the third quarter and 26% to 34% in the fourth quarter. However, seasonality can differ depending on the timing of major power outage activity in each year, such as the major outage activity experienced in the second half of 2011. Due to the significant demand and awareness created by these outage events, we expect revenue contribution during 2012 to be weighted toward the first half of the year, assuming no material improvement or deterioration in the macroeconomic environment and no additional major power outage events for the remainder of 2012. Because of this, our historical seasonality patterns may not apply in 2012.

We maintain a flexible production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Results of operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net sales	$239,137	$161,363	$533,698	$285,344
Cost of goods sold	151,708	101,010	335,264	177,814
Gross profit	87,429	60,353	198,434	107,530
Operating expenses:
Selling and service	22,122	17,317	47,248	31,622
Research and development	5,703	3,608	10,758	7,493
General and administrative	10,158	5,772	19,264	11,889
Amortization of intangibles	12,288	11,856	24,513	23,583
Total operating expenses	50,271	38,553	101,783	74,587
Income from operations	37,158	21,800	96,651	32,943
Total other expense, net	(21,459)	(6,424)	(31,848)	(12,630)
Income before provision for income taxes	15,699	15,376	64,803	20,313
Provision for income taxes	6,364	87	25,408	180
Net income	$9,335	$15,289	$39,395	$20,133

Residential power products	$123,399	$92,206	$298,476	$161,392
Industrial & commercial power products	101,101	57,322	206,114	101,632
Other	14,637	11,835	29,108	22,320
Net sales	$239,137	$161,363	$533,698	$285,344

Net sales.    Net sales increased $77.8 million, or 48.2%, to $239.1 million for the three months ended June 30, 2012 from $161.4 million for the three months ended June 30, 2011.  Residential product sales increased 33.8% to $123.4 million from $92.2 million for the comparable period in 2011. The growth was primarily driven by increases in shipments for both home standby and portable generators as demand for these products has increased due to increased awareness following major power outage events.  In addition, expanded placement at retail for portable generator products continues to lead to market share gains over prior year. Finally, increased revenue from other residential power products such as our power washer line, which was introduced in the second quarter of 2011, contributed modestly to the year-over-year sales growth in residential products. Industrial and commercial product sales for the second quarter of 2012 increased 76.4% to $101.1 million from $57.3 million for the comparable period in 2011. The increase in net sales was primarily driven by the Magnum Products acquisition, and to a lesser extent, increased shipments of natural gas backup generators, partially offset by a decline in shipments to national account customers.

Net sales increased $248.4 million, or 87.0%, to $533.7 million for the six months ended June 30, 2012 from $285.3 million for the six months ended June 30, 2011.  Residential product sales increased 84.9% to $298.5 million from $161.4 million for the comparable period in 2011. The growth was primarily due to increased demand of home standby products resulting from the major outage events that occurred during the second half of 2011. Industrial and commercial product sales increased 102.8% to $206.1 million from $101.6 million for the comparable period in 2011. The increase in net sales was primarily driven by the additional Magnum Products revenue stream in the first half of 2012, and to a lesser extent, increased shipments of natural gas backup generators.  Industrial and commercial net sales during the first quarter of 2012 also benefited from the resolution of backlog related to a short-term gap in the supply of certain components sourced overseas.

Gross profit.    Gross profit increased $27.1 million, or 44.9%, to $87.4 million for the three months ended June 30, 2012 from $60.4 million for the three months ended June 30, 2011. Gross profit margin for the second quarter of 2012 was 36.6% compared to 37.4% in the second quarter of 2011.  Gross margin declined over the prior year due to the mix impact from the addition of Magnum Product sales, which was partially offset by a higher mix of home standby generators and the positive impact from price increases, improved manufacturing overhead absorption and moderation in commodity costs relative to the prior year.

Gross profit increased $90.9 million, or 84.5%, to $198.4 million for the six months ended June 30, 2012 from $107.5 million for the six months ended June 30, 2011. Gross profit margin for the first half of 2012 was 37.2% compared to 37.7% in the first half of 2011. The decline in gross margin is primarily due to the factors affecting gross margin described above.

Operating expenses.    Operating expenses increased $11.7 million, or 30.4%, to $50.3 million for the three months ended June 30, 2012 from $38.6 million for the three months ended June 30, 2011. These additional expenses were driven primarily by operating expenses associated with Magnum, increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company, increased incentive compensation expenses as a result of the Company’s financial performance during the quarter, and increased variable operating expenses resulting from the increase in organic sales.

Operating expenses increased $27.2 million, or 36.5%, to $101.8 million for the six months ended June 30, 2012 from $74.6 million for the six months ended June 30, 2011, primarily due to the factors affecting operating expenses described above.

Other expense.    Other expenses increased $15.0 million, or 234.0%, to $21.5 million for the three months ended June 30, 2012 from $6.4 million for the three months ended June 30, 2011, primarily due to a $10 million loss on extinguishment of debt, $1.0 million of other financing related costs, and higher interest expense of $4.0 million, all due to the dividend recapitalization completed during the second quarter of 2012.  Please refer to Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and financial condition” for additional details.

Other expenses increased $19.2 million, or 152.2%, to $31.8 million for the six months ended June 30, 2012 from $12.6 million for the six months ended June 30, 2011, primarily due to the $14.3 million losses on extinguishment of debt recorded during the first and second quarters of 2012 related to the February 2012 and May 2012 debt refinancing transactions.  Interest expense also increased $3.6 million or 30.4%, primarily due to the factors affecting interest expense described above.

Provision for income taxes.   Income tax expense was $6.4 million for the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011. Income tax expense was $25.4 million for the six months ended June 30, 2012 compared to $0.2 million for the six months ended June 30, 2011. Until the fourth quarter of 2011, a full valuation allowance was recorded on the Company’s net deferred tax assets, resulting in substantially no tax provision. In the fourth quarter of 2011, the Company determined that its deferred tax assets were realizable and a valuation allowance was no longer required. Therefore, the Company began recording an income tax provision at a normalized effective tax rate starting in the first quarter of 2012.

Net income.    As a result of the factors identified above, we generated net income of $9.3 million for the three months ended June 30, 2012 compared to $15.3 million for the three months ended June 30, 2011.

As a result of the factors identified above, we generated net income of $39.4 million for the six months ended June 30, 2012 compared to $20.1 million for the six months ended June 30, 2011.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $17.0 million, or 45.1%, to $54.6 million for the three months ended June 30, 2012 from $37.6 million for the three months ended June 30, 2011. Adjusted EBITDA increased $65.3 million, or 100.3%, to $130.4 million for the six months ended June 30, 2012 from $65.1 million for the six months ended June 30, 2011.

Adjusted Net Income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $39.9 million for the three months ended June 30, 2012 increased 44.1% from $27.7 million for the three months ended June 30, 2011.  Adjusted net income increased $61.2 million, or 136.5%, to $106.0 million for the six months ended June 30, 2012 from $44.8 million for the six months ended June 30, 2011.

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

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million under its first lien term loan and entered into a new credit agreement.  The new credit agreement (“Credit Agreement”) provided for borrowings under a five-year $150.0 million unfunded revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated November 10, 2006, as amended from time to time, and for general corporate purposes.

On May 30, 2012, Generac Power Systems amended and restated its existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million unfunded ABL Facility. Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement and related financing fees. The remaining proceeds from the Term Loan were used, along with available cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (“dividend recapitalization”).  As a result of the repayments of debt and refinancing, our net indebtedness, including short-term borrowings under the ABL Facility, was $895.3 million at June 30, 2012.

For more information regarding the Term Loan Credit Agreement and the ABL Credit Agreement and their potential impact, see Note 8 in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” and “Risks related to our capital structure” in Part II, Item 1A, “Risk Factors”.

At June 30, 2012, we had cash and cash equivalents of $10.3 million and $129.2 million of availability under our revolving credit facility, net of outstanding letters of credit and outstanding borrowings.

Long-term liquidity

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with our relatively low ongoing capital expenditure requirements and favorable tax attributes, provides us with sufficient capital to continue to grow our business in the future.  We will use a significant portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures or acquisitions.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table summarizes our cash flows by category for the periods presented:

	Six months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Net cash provided by operating activities	$59,707	$27,984	$31,723	113.4%
Net cash used in investing activities	$(7,767)	$(3,400)	$(4,367)	128.4%
Net cash used in financing activities	$(134,759)	$(24,421)	$(110,338)	451.8%

Net cash provided by operating activities was $59.7 million for the six months ended June 30, 2012 compared to $28.0 million for the six months ended June 30, 2011. This year-over-year increase was primarily driven by strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates, seasonal build requirements, and rapid response to increased demand.

Net cash used in investing activities was $7.8 million for the six months ended June 30, 2012, which related to the purchase of property and equipment and acquisition activity. Net cash used in investing activities was $3.4 million for the six months ended June 30, 2011, a majority of which related to the purchase of property and equipment.

Net cash used in financing activities was $134.8 million for the six months ended June 30, 2012, primarily representing the net cash impact of our refinancing activities and dividend recapitalization transaction during the first half of 2012, including gross proceeds from long-term borrowings of $1,455.6 million offset by $1,172.9 million of long-term borrowing repayments. The Company made $24.9 million of cash payments for transaction fees incurred in connection with these refinancing transactions. Following the refinancing, the Company paid a special cash dividend of $6.00 per share ($404.3 million) on the Company’s common stock during the second quarter of 2012. In addition, the Company received $13.0 million of cash proceeds from short-term borrowings. Net cash used in financing activities was $24.4 million for the six months ended June 30, 2011, representing a $24.7 million repayment of long-term borrowings in the second quarter of 2011 offset by $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations

On May 30, 2012, Generac Power Systems amended and restated its existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million unfunded ABL Facility. The Term Loan Credit Agreement matures on May 30, 2018 and the ABL Credit Agreement matures on May 30, 2017. Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement, pay related financing fees, and along with available cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock.

Under the terms of the Term Loan Credit Agreement, required principal payments for the remainder of 2012 and for the five years subsequent to December 31, 2012 are as follows: 2012, $2.3 million; 2013, $9.0 million; 2014, $9.0 million; 2015, $9.0 million; 2016, $9.0 million; 2017, $9.0 million. Based on interest rates as of the end of the second quarter 2012, the following summarizes our required interest payments under the Term Loan Credit Agreement for the remainder of 2012 and for the five years subsequent to December 31, 2012:  2012, $30.9 million; 2013, $56.5 million; 2014, $56.0 million; 2015, $55.4 million; 2016, $55.0 million; 2017, $54.3 million. Required interest payments under the ABL Credit Agreement are expected to be less than $0.1 million for the remainder of 2012 and zero thereafter.  The foregoing estimates reflect the expected repayment of all borrowings under the ABL Facility during the third quarter of 2012. The foregoing estimates also assume no further borrowings under the ABL Facility and that the Term Loan is repaid in accordance with the minimum amortization provided for in the Term Loan Credit Agreement. These assumptions are subject to change.

For more information regarding the Term Loan Credit Agreement and the ABL Credit Agreement and their potential impact, see Note 8 in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” and “Risks related to our capital structure” in Part II, Item 1A, “Risk Factors”.

Except as noted above and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, there have been no material changes to our contractual obligations since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and other assets. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

Non-GAAP measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. This presentation is substantially consistent with the presentation used in our Term Loan Credit Agreement and ABL Credit Agreement. Note that the definitions of EBITDA in the new Term Loan Credit Agreement and ABL Credit Agreement are substantially the same as the definitions of EBITDA in previous credit agreements.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our Term Loan Credit Agreement and ABL Credit Agreement but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan Credit Agreement and ABL Credit Agreement (except where noted in footnote (h) below) and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others (such as business optimization adjustments) involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our Term Loan Credit Agreement and ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$9,335	$15,289	$39,395	$20,133
Interest expense	9,894	5,934	15,568	11,935
Depreciation and amortization	14,290	13,860	28,508	27,523
Income taxes provision	6,364	87	25,408	180
Non-cash impairment and other charges (a)	454	158	250	604
Non-cash share-based compensation expense (b)	2,818	1,717	5,257	3,717
Loss on extinguishment of debt (c)	9,999	186	14,308	186
Transaction costs and credit facility fees (d)	1,284	258	1,419	431
Business optimization expenses (e)	-	77	-	298
Letter of credit fees (f)	6	(13)	7	(11)
Other state franchise taxes (g)	153	78	285	142
Holding company interest income (h)	(6)	(15)	(12)	(38)
Adjusted EBITDA	$54,591	$37,616	$130,393	$65,100

(a)   Represents the following non-cash charges:

• for the three months ended June 30, 2012, unrealized mark-to-market adjustments on copper forward contracts, gain on disposal of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the six months ended June 30, 2012, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the three and six months ended June 30, 2011, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The loss (gain) on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

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

(c)  Represents the loss on extinguishment of debt from:

• for the three months ended June 30, 2012, represents the loss on extinguishment of debt related to the refinancing that occurred on May 30, 2012;

• for the six months ended June 30, 2012, represents the loss on extinguishment of debt related to the refinancing transactions that occurred on February 9, 2012 and May 30, 2012;

• for the three and six months ended June 30, 2011, represents the write-off of a portion of deferred financing costs related to the accelerated repayment of debt after our initial public offering

(d)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

• administrative agent fees and revolving credit facility commitment fees under our senior secured credit facilities, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

• transaction costs relating to the acquisition of a business;

• other financing costs incurred related to the dividend recapitalization transaction;

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

Adjusted Net Income

Adjusted Net Income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company’s debt, losses on extinguishment of the Company’s debt, intangible asset impairment charges (as applicable), transaction costs and other purchase accounting related adjustments, and certain non-cash gains and losses as reflected in the reconciliation table set forth below (as applicable).

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance or cash flows, such as amortization costs, transaction costs and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid as a result of our favorable tax attributes.

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$9,335	$15,289	$39,395	$20,133
Provision for income taxes	6,364	87	25,408	180
Income before provision for income taxes	15,699	15,376	64,803	20,313
Amortization of intangible assets	12,288	11,856	24,513	23,583
Amortization of deferred financing costs and original issue discount	853	494	1,359	996
Transaction costs and other purchase accounting adjustments	1,292	-	1,292	-
Loss on extinguishment of debt	9,999	186	14,308	186
Adjusted Net Income before provision for income taxes	40,131	27,912	106,275	45,078
Cash income tax expense	(272)	(256)	(327)	(280)
Adjusted Net Income	$39,859	$27,656	$105,948	$44,798

Adjusted Net Income per common share - diluted:	$0.58	$0.41	$1.54	$0.66
Weighted average common shares outstanding - diluted:	68,645,533	67,718,654	68,599,867	67,463,440

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

For a discussion of changes in commodity, currency and interest rate related risks and hedging activities, see Note 2 – Derivative Instruments and Hedging Activities – to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. For a discussion of changes in interest rate related risks, see Note 8 – Credit Agreements – to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  In other respects, there have been no material changes in market risk from the information provided in Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                         Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2012, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

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

We have a significant amount of indebtedness.  As of December 31, 2011, we had total indebtedness of $597.9 million. As of June 30, 2012 our total indebtedness increased to $895.3 million as a result of our dividend recapitalization. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements governing our indebtedness;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. While we maintain interest rate swaps covering a significant portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate once above a certain LIBOR floor. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

The terms of our credit facilities restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facilities contain, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our ability to engage in acts that may be in our best long-term interests. These restrictions include, among other things, our ability to:

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

The operating and financial restrictions in our credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our credit facilities would result in a default. If any such default occurs, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

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

Dated: August 7, 2012

Item 6.                  EXHIBIT INDEX

Exhibits Number	Description
10.1
 Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.2
Guarantee and Collateral Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.3
 Credit Agreement, dated as of May 30, 2012, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.4
 Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.5+
 Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*           Filed herewith.
**         Furnished herewith.
+           Indicates management contract or compensatory plan or arrangement.