Form 10-Q
period 2012-09-30
GENERAC HOLDINGS INC.
filed 2012-11-06
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 68,110,374 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$57,966	$93,126
Accounts receivable, less allowance for doubtful accounts	129,119	109,705
Inventories	187,114	162,124
Deferred income taxes	21,469	14,395
Prepaid expenses and other assets	5,104	3,915
Total current assets	400,772	383,265

Property and equipment, net	91,568	84,384

Customer lists, net	43,780	72,897
Patents, net	72,289	78,167
Other intangible assets, net	6,165	7,306
Deferred financing costs, net	14,578	3,459
Trade names, net	148,417	148,401
Goodwill	547,893	547,473
Deferred income taxes	181,595	227,363
Other assets	116	78
Total assets	$1,507,173	$1,552,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,996	$81,053
Accrued wages and employee benefits	16,121	14,439
Other accrued liabilities	73,701	47,024
Current portion of long-term borrowings	9,000	22,874
Total current liabilities	156,818	165,390

Long-term borrowings	873,865	575,000
Other long-term liabilities	42,952	43,514
Total liabilities	1,073,635	783,904

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 68,101,331 and 67,652,812 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	678	676
Additional paid-in capital	740,967	1,142,701
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(92,078)	(157,015)
Accumulated other comprehensive loss	(13,913)	(15,357)
Total stockholders’ equity	433,538	768,889
Total liabilities and stockholders’ equity	$1,507,173	$1,552,793

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$300,586	$239,324	$834,284	$524,668
Costs of goods sold	184,773	150,665	520,037	328,479
Gross profit	115,813	88,659	314,247	196,189

Operating expenses:
Selling and service	26,409	21,028	73,657	52,650
Research and development	6,456	4,176	17,214	11,669
General and administrative	11,435	7,290	30,699	19,179
Amortization of intangibles	12,389	11,987	36,902	35,570
Total operating expenses	56,689	44,481	158,472	119,068
Income from operations	59,124	44,178	155,775	77,121

Other (expense) income:
Interest expense	(16,933)	(5,895)	(32,501)	(17,830)
Investment income	6	25	54	84
Costs related to acquisition	–	(601)	–	(601)
Loss on extinguishment of debt	–	–	(14,308)	(186)
Other, net	(330)	(202)	(2,350)	(770)
Total other expense, net	(17,257)	(6,673)	(49,105)	(19,303)

Income before provision for income taxes	41,867	37,505	106,670	57,818
Provision for income taxes	16,326	126	41,734	306
Net income	$25,541	$37,379	$64,936	$57,512

Net income per common share - basic:	$0.38	$0.56	$0.96	$0.86
Weighted average common shares outstanding - basic:	67,415,363	67,134,999	67,308,758	67,125,953

Net income per common share - diluted:	$0.37	$0.55	$0.94	$0.85
Weighted average common shares outstanding - diluted:	69,166,501	67,646,423	68,980,970	67,433,740

Dividends declared per share	$–	$–	$6.00	$–

Comprehensive income	$26,350	$37,036	$66,380	$55,022

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$64,936	$57,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,116	6,064
Amortization of intangible assets	36,902	35,570
Amortization of original issue discount	945	–
Amortization of deferred financing costs	1,570	1,491
Amortization of unrealized loss on interest rate swaps	1,079	–
Loss on extinguishment of debt	14,308	186
Provision for losses on accounts receivable	16	33
Deferred income taxes	39,526	–
Loss on disposal of property and equipment	106	17
Share-based compensation expense	8,021	5,462
Net changes in operating assets and liabilities:
Accounts receivable	(18,284)	(54,472)
Inventories	(24,685)	23,504
Other assets	(2,059)	1,696
Accounts payable	(23,438)	(630)
Accrued wages and employee benefits	1,682	2,341
Other accrued liabilities	22,483	10,241
Net cash provided by operating activities	129,224	89,015

Investing activities
Proceeds from sale of property and equipment	19	4
Expenditures for property and equipment	(13,425)	(4,461)
Acquisition of business	(2,275)	–
Net cash used in investing activities	(15,681)	(4,457)

Financing activities
Proceeds from short-term borrowings	23,000	–
Proceeds from long-term borrowings	1,455,614	–
Repayments of short-term borrowings	(23,000)	–
Repayments of long-term borrowings	(1,172,874)	(24,731)
Payment of debt issuance costs	(25,691)	–
Cash dividends paid	(404,332)	–
Taxes paid related to the net share settlement of equity awards	(3,280)	–
Excess tax benefits from equity awards	1,860	–
Proceeds from exercise of stock options	–	310
Net cash used in financing activities	(148,703)	(24,421)

Net (decrease) increase in cash and cash equivalents	(35,160)	60,137
Cash and cash equivalents at beginning of period	93,126	78,583
Cash and cash equivalents at end of period	$57,966	$138,720

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

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Pension liability, net of tax	$(10,529)	$(10,529)
Unrealized losses on cash flow hedges, net of tax	(3,384)	(4,828)
Accumulated other comprehensive loss	$(13,913)	$(15,357)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. There was one outstanding commodity forward contract in place to hedge the Company’s projected commodity purchases at September 30, 2012.  In May 2012, the Company entered into a commodity forward contract to purchase $1,898 of copper.  The contract is effective from July 1, 2012 and terminates on December 31, 2012. In November 2010, the Company entered into a commodity forward contract to purchase $2,296 of copper.  The contract was effective from January 1, 2011, and terminated on April 30, 2011.  In February 2011, the Company entered into a commodity forward contract to purchase $2,378 of copper.  The contract was effective from March 1, 2011, and terminated on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase $2,100 of copper.  The contract was effective from April 1, 2011, and terminated on December 31, 2011.  In September 2011, the Company entered into two commodity forward contracts, to purchase $4,533 and $1,935 of copper.  The contracts were effective from October 1, 2011, and terminated on June 30, 2012. Total gains recognized in the consolidated statements of comprehensive income were $68 and $322 for the three and nine months ended September 30, 2012, respectively. The losses recognized in the consolidated statements of comprehensive income were $1,415 and $1,401 for the three and nine months ended September 30, 2011, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of September 30, 2012 or December 31, 2011.

Interest Rate Swaps

The Company had three interest rate swap agreements outstanding as of September 30, 2012. In 2010, the Company entered into two interest rate swap agreements. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000, a fixed rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000, a fixed rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap was July 1, 2012 with a notional amount of $200,000, a fixed rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000, a fixed rate of 2.22% and an expiration date of October 1, 2013.

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

Also as discussed in Note 8 – Credit Agreements, on May 30, 2012, a subsidiary of the Company amended and restated its existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  Proceeds received by the Company from loans made under the Term Loan Credit Agreement were used to repay the Company’s previous Credit Agreement.  Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various expiration dates through October of 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the condensed consolidated statements of comprehensive income as interest expense.

The following table presents the fair value of the Company’s derivatives:

	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(5,268)
	$—	$(5,268)
Derivatives not designated as hedging instruments:
Interest rate swaps	$(4,178)	$—
Commodity contracts	75	(373)
Total derivatives liability	$(4,103)	$(5,641)

The fair value of the interest rate swaps is included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. The fair value of the commodity contracts is included in other assets and other current liabilities in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2012 and December 31, 2011 is a liability of $(4,207) and $(5,780), respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Amount of gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income (loss) for the three months ended September 30,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the three months ended September 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (1)	$—	$(343)	Interest expense	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Interest rate swaps (2)	$—	$—	Interest expense	$(809)	$—	$462	$—
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$68	$(1,415)

(1) Periods prior to May 30, 2012
(2) Period between May 30, 2012 and September30, 2012

	Amount of gain (loss) recognized in Accumulated Other Comprehensive Loss for the nine months ended September 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income (loss) for the nine months ended September 30,		Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for the nine months ended September 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (1)	$365	$(2,490)	Interest expense	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Interest rate swaps (2)	$—	$—	Interest expense	$(1,079)	$—	$489	$—
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$322	$(1,401)

(1) Periods prior to May 30, 2012
(2) Period between May 30, 2012 and September 30, 2012

3. Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities), excluding long-term debt, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term debt was approximately $893,527 (Level 2) at September 30, 2012, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:
		Fair Value Measurement Using
	Total September 30, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(4,178)	$–	$(4,178)
Commodity contracts	$75	$–	$75

		Fair Value Measurement Using
	Total December 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,268)	$–	$(5,268)
Commodity contracts	$(373)	$–	$(373)

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

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. Substantially all of the Company’s identifiable assets are located in the United States. The Company’s sales in the United States represent approximately 95% of total sales for the three and nine months ended September 30, 2012.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential power products and industrial/commercial power products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, industrial/commercial, and other products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Residential power products	$190,974	$162,091	$489,454	$323,483
Industrial and commercial power products	93,607	63,131	299,718	164,763
Other	16,005	14,102	45,112	36,422
Total	$300,586	$239,324	$834,284	$524,668

6. Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$120,294	$121,098
Work-in-process	1,126	578
Finished goods	71,435	45,165
Reserves for excess and obsolescence	(5,741)	(4,717)
Total	$187,114	$162,124

Property and equipment consists of the following:

	September 30,	December 31,
	2012	2011

Land and improvements	$5,409	$5,050
Buildings and improvements	58,661	52,941
Machinery and equipment	41,243	38,132
Dies and tools	14,476	12,982
Vehicles	995	1,026
Office equipment	9,906	8,380
Leasehold improvements	171	44
Construction in progress	3,734	3,131
Gross property and equipment	134,595	121,686
Accumulated depreciation	(43,027)	(37,302)
Total	$91,568	$84,384

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011

Accrued commissions	$6,672	$5,731
Accrued interest	15,233	3,119
Product warranty obligations – short term	26,116	19,187
Accrued dividends for unvested restricted stock	3,999	-
Other accrued liabilities	21,681	18,987
Total	$73,701	$47,024

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2012	2011

Accrued pension costs	$20,380	$22,044
Product warranty obligations – long term	20,005	15,193
Other long-term liabilities	2,567	6,277
Total	$42,952	$43,514

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

Changes in product warranty obligations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$41,388	$24,528	$34,380	$22,478
Payments, net of extended warranties	(3,285)	(1,890)	(10,603)	(8,317)
Charged to operations	8,018	7,056	22,344	15,533
Balance at end of period	$46,121	$29,694	$46,121	$29,694

The product warranty obligations are included in the consolidated balance sheets as follows:

	September 30,	December 31,
	2012	2011

Other accrued liabilities	$26,116	$19,187
Other long-term liabilities	20,005	15,193
Balance at end of period	$46,121	$34,380

8. Credit Agreements

Long-term debt consists of the following:
	September 30,	December 31,
	2012	2011

First lien term loan	$-	$604,372
Term loan	900,000	-
Discount on debt	(17,135)	-
Treasury debt – first lien	-	(6,498)
Current portion of long-term debt	(9,000)	(22,874)
Total	$873,865	$575,000

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

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provides for a $900,000 term loan B credit facility (“Term Loan”) and a $125,000 uncommitted incremental term loan facility.  The Term Loan Credit Agreement matures on May 30, 2018.  Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement. The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (see Note #13 – Special Cash Dividend).

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

Borrowings under the ABL Facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the lesser of the aggregate commitments and the applicable borrowing base under the ABL Facility or (ii) $10,000. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described above.  As of September 30, 2012, the Company had $144,665 of availability under the ABL facility, net of outstanding letters of credit. There were no borrowings outstanding under the ABL Facility as of September 30, 2012.

In connection with the February 9, 2012 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $10,409 of new debt issuance costs, recorded $1,386 of fees paid to creditors as a debt discount, and expensed $1,407 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $2,902 in unamortized debt issuance costs relating to the former credit agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the nine months ended September 30, 2012.

In connection with the May 30, 2012 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $15,309 of new debt issuance costs, recorded $18,000 of fees paid to creditors as a debt discount, and expensed $801 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $9,198 in unamortized debt issuance costs relating to the Credit Agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the nine months ended September 30, 2012. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the effective interest method.

The Company incurred an additional $993 of financing and dividend related fees that are recorded as a component of other expense in the consolidated statement of comprehensive income for the nine months ended September 30, 2012.

9. Earnings Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued from stock compensation awards.

The information required to compute basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Numerator- net income	$25,541	$37,379	$64,936	$57,512
Denominator- weighted average shares
Basic	67,415,363	67,134,999	67,308,758	67,125,953
Dilutive effect of stock compensation awards (1)	1,751,138	511,424	1,672,212	307,787
Diluted	69,166,501	67,646,423	68,980,970	67,433,740
Net income per share
Basic	$0.38	$0.56	$0.96	$0.86
Diluted	$0.37	$0.55	$0.94	$0.85

(1) excludes approximately 2,000 and 259,000 stock options for the three and nine month periods ended September 30, 2012, respectively, as the impact of such awards was anti-dilutive.  There were no anti-dilutive awards for the three and nine month periods ended September 30, 2011.

10. Income Taxes

The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 39.1% and 0.5%, respectively. In the fourth quarter of 2011, the Company determined its deferred tax assets were realizable and a valuation allowance was no longer required.  Therefore, the Company began recording an income tax provision at a normalized effective tax rate in the first quarter of 2012.

11. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering a majority of its employees. These plans were frozen to new participants effective December 31, 2008.  Information related to the Pension Plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
Components of net periodic pension expense:	2012	2011	2012	2011

Interest cost	$614	$592	$1,841	$1,777
Expected return on plan assets	(600)	(586)	(1,799)	(1,757)
Amortization of net loss	228	68	683	205
Net periodic pension expense	$242	$74	$725	$225

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2012 and December 31, 2011 was approximately $19,791 and $10,035 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Special Cash Dividend

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see Note #8 – Credit Agreement) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404,332 to shareholders. Dividends declared but unpaid as of September 30, 2012 of $3,999, which relate to dividends earned on unvested restricted stock awards, are included in other accrued liabilities in the condensed consolidated balance sheet.  In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments were required to be made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, on July 2, 2012, the strike price for all outstanding stock options was modified by the $6.00 special dividend amount.  There was no change to compensation expense as a result of this adjustment.

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

•	the risk that the Magnum Products business or other acquisitions that we make will not be integrated successfully;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	loss of our key management and employees;

•	increase in product and other liability claims; and

•	changes in environmental, health and safety laws and regulations.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    The market for residential and light-commercial automatic standby generators is relatively underpenetrated, and many potential customers are not aware of the costs and benefits of backup power solutions. We estimate that penetration rates for residential standby generators are approximately 2.5% of U.S. single-family detached, owner-occupied households with a home value of over one hundred thousand dollars as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events caused by the aging U.S. power grid increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred over the last five quarters drove strong demand for home standby generators, and the increased awareness of these products contributed to substantial revenue growth for us in 2012.  As a result of recent major power outage activity in late October/early November 2012 affecting the east coast, we have seen increased demand for our home standby and portable generators.  While the full impact is uncertain, we expect near term results of operations to be positively impacted by this outage activity.  While there are power outages every day across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased during the first nine months of 2012 compared to the first nine months of 2011, primarily due to an increase in the weighted-average cost of debt associated with the Credit Agreement (defined below), for the period between February 9, 2012 and May 29, 2012, as well as an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement (defined below), for the period between May 30, 2012 and September 30, 2012.

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

On May 30, 2012, Generac Power Systems amended and restated its existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million ABL Facility and an uncommitted $50.0 million incremental credit facility. Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement.  The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (dividend recapitalization). Factors influencing interest expense under the new Term Loan Credit Agreement and ABL Credit Agreement are substantially the same factors that influenced interest expense under the previous credit agreements.  Future interest expense will be impacted by the higher principal balance and interest rates tied to the Term Loan Credit Agreement.

Factors influencing provision for income taxes and cash taxes paid.   We had $1.2 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2011 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of approximately $470 million through 2021, assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which would generate annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we had federal net operating loss, or NOL, carry-forwards of approximately $139.2 million as of December 31, 2011, which we expect to generate an additional $48.7 million of federal cash tax savings at a 35% federal rate when utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. In the second quarter of 2012, the dividend recapitalization discussed in “Liquidity and financial condition” was completed.  After considering the increased debt and related interest expense, the Company believes it will generate sufficient taxable income to fully utilize these tax attributes.  However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards and other tax assets to offset future federal income tax liabilities.

In addition, as a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $55.1 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2011. We expect these assets to generate cash tax savings of approximately $21.5 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.9 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

As a result of the a forementioned tax attributes and federal alternative minimum tax rules, in 2012 we paid $0.5 million of federal income tax related to the 2011 tax year, and anticipate we will pay approximately $1.0 million of federal income tax for the 2012 tax year.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 24% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 25% to 30% in the third quarter and 26% to 34% in the fourth quarter. However, seasonality can differ depending on the timing of major power outage activity in each year, such as the major outage activity experienced over the last five quarters.  Due to the significant demand and awareness created by these outage events, our historical seasonality patterns may not apply in 2012.

We maintain a flexible supply chain and production schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

Results of operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net sales	$300,586	$239,324	$834,284	$524,668
Cost of goods sold	184,773	150,665	520,037	328,479
Gross profit	115,813	88,659	314,247	196,189
Operating expenses:
Selling and service	26,409	21,028	73,657	52,650
Research and development	6,456	4,176	17,214	11,669
General and administrative	11,435	7,290	30,699	19,179
Amortization of intangibles	12,389	11,987	36,902	35,570
Total operating expenses	56,689	44,481	158,472	119,068
Income from operations	59,124	44,178	155,775	77,121
Total other expense, net	(17,257)	(6,673)	(49,105)	(19,303)
Income before provision for income taxes	41,867	37,505	106,670	57,818
Provision for income taxes	16,326	126	41,734	306
Net income	$25,541	$37,379	$64,936	$57,512

Residential power products	$190,974	$162,091	$489,454	$323,483
Commercial & industrial power products	93,607	63,131	299,718	164,763
Other	16,005	14,102	45,112	36,422
Net sales	$300,586	$239,324	$834,284	$524,668

Net sales.    Net sales increased $61.3 million, or 25.6%, to $300.6 million for the three months ended September 30, 2012 from $239.3 million for the three months ended September 30, 2011.  Residential product sales increased 17.8% to $191.0 million from $162.1 million for the comparable period in 2011. The growth was primarily driven by increases in shipments for home standby generators as demand increased due to increased awareness following major power outage events.  In addition, increased revenue from other residential power products such as our power washer line, which began shipping in the second quarter of 2011, contributed modestly to the year-over-year sales growth in residential products. Industrial and commercial product sales for the third quarter of 2012 increased 48.3% to $93.6 million from $63.1 million for the comparable period in 2011. The increase in net sales was primarily driven by the Magnum Products acquisition.

Net sales increased $309.6 million, or 59.0%, to $834.3 million for the nine months ended September 30, 2012 from $524.7 million for the nine months ended September 30, 2011.  Residential product sales increased 51.3% to $489.5 million from $323.5 million for the comparable period in 2011. The growth was primarily due to increased demand for home standby products resulting from the major outage events that occurred since the third quarter of 2011. Increases in distribution and targeted marketing have helped to execute on this increased demand.  Industrial and commercial product sales increased 81.9% to $299.7 million from $164.8 million for the comparable period in 2011. The increase in net sales was primarily driven by the additional Magnum Products revenue, and to a lesser extent, increased shipments of natural gas backup generators. Industrial and commercial net sales during the first quarter of 2012 also benefited from the resolution of backlog related to a short-term gap in the supply of certain components sourced overseas.

Gross profit.    Gross profit increased $27.2 million, or 30.6%, to $115.8 million for the three months ended September 30, 2012 from $88.7 million for the three months ended September 30, 2011. Gross profit margin for the third quarter of 2012 was 38.5% compared to 37.0% in the third quarter of 2011.  Gross margin increased over the prior year due to a higher mix of home standby generators and the positive impact from price increases, improved manufacturing overhead absorption and moderation in commodity costs relative to the prior year.  These margin improvements were partially offset by the mix impact from the addition of Magnum Products sales.

Gross profit increased $118.1 million, or 60.2%, to $314.2 million for the nine months ended September 30, 2012 from $196.2 million for the nine months ended September 30, 2011. Gross profit margin for the first nine months of 2012 was 37.7% compared to 37.4% for the first nine months of 2011. The increase in gross margin is primarily due to the factors affecting gross margin described above.

Operating expenses.    Operating expenses increased $12.2 million, or 27.4%, to $56.7 million for the three months ended September 30, 2012 from $44.5 million for the three months ended September 30, 2011. These additional expenses were driven primarily by operating expenses associated with Magnum, increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company, increased incentive compensation expenses as a result of the Company’s financial performance during the quarter, and increased variable operating expenses resulting from the increase in organic sales.

Operating expenses increased $39.4 million, or 33.1%, to $158.5 million for the nine months ended September 30, 2012 from $119.1 million for the nine months ended September 30, 2011, primarily due to the factors affecting operating expenses described above.

Other expense.    Other expenses increased $10.6 million, or 158.6%, to $17.3 million for the three months ended September 30, 2012 from $6.7 million for the three months ended September 30, 2011, as a result of  higher interest expense of $11.0 million, all due to the dividend recapitalization, completed during the second quarter of 2012. Please refer to "Liquidity and financial condition” for additional details.

Other expenses increased $29.8 million, or 154.4%, to $49.1 million for the nine months ended September 30, 2012 from $19.3 million for the nine months ended September 30, 2011, due to the $14.3 million losses on extinguishment of debt recorded during the first and second quarters of 2012 related to the February 2012 and May 2012 debt refinancing transactions.  Interest expense also increased $14.7 million or 82.3%, primarily due to the factors affecting interest expense described above.

Provision for income taxes.   Income tax expense was $16.3 million for the three months ended September 30, 2012 compared to $0.1 million for the three months ended September 30, 2011. Income tax expense was $41.7 million for the nine months ended September 30, 2012 compared to $0.3 million for the nine months ended September 30, 2011. Until the fourth quarter of 2011, a full valuation allowance was recorded on the Company’s net deferred tax assets, resulting in substantially no tax provision. In the fourth quarter of 2011, the Company determined that its deferred tax assets were realizable and a valuation allowance was no longer required. Therefore, the Company began recording an income tax provision at a normalized effective tax rate starting in the first quarter of 2012.

Net income.    As a result of the factors identified above, we generated net income of $25.5 million for the three months ended September 30, 2012 compared to $37.4 million for the three months ended September 30, 2011.

As a result of the factors identified above, we generated net income of $64.9 million for the nine months ended September 30, 2012 compared to $57.5 million for the nine months ended September 30, 2011.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $14.7 million, or 23.9%, to $76.3 million for the three months ended September 30, 2012 from $61.6 million for the three months ended September 30, 2011. Adjusted EBITDA increased $80.0 million, or 63.2%, to $206.7 million for the nine months ended September 30, 2012 from $126.7 million for the nine months ended September 30, 2011.

Adjusted Net Income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $54.1 million for the three months ended September 30, 2012 increased 7.1% from $50.6 million for the three months ended September 30, 2011.  Adjusted net income increased $64.7 million, or 67.9%, to $160.1 million for the nine months ended September 30, 2012 from $95.4 million for the nine months ended September 30, 2011.

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

On May 30, 2012, Generac Power Systems amended and restated its existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million unfunded ABL Facility. Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement and related financing fees. The remaining proceeds from the Term Loan were used, along with available cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (“dividend recapitalization”).  As a result of the repayments of debt and refinancing, our net indebtedness, net of unamortized original issue discount, was $882.9 million at September 30, 2012.

For more information regarding the Term Loan Credit Agreement and the ABL Credit Agreement and their potential impact, see Note 8 in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements”.

At September 30, 2012, we had cash and cash equivalents of $58.0 million and $144.7 million of availability under our revolving credit facility, net of outstanding letters of credit.

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

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table summarizes our cash flows by category for the periods presented:

	Nine months ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Net cash provided by operating activities	$129,224	$89,015	$40,209	45.2%
Net cash used in investing activities	$(15,681)	$(4,457)	$(11,224)	251.8%
Net cash used in financing activities	$(148,703)	$(24,421)	$(124,282)	508.9%

Net cash provided by operating activities was $129.2 million for the nine months ended September 30, 2012 compared to $89.0 million for the nine months ended September 30, 2011. This year-over-year increase was primarily driven by strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates, seasonal build requirements, and rapid response to increased demand, as well as increases in accounts receivable as a result of higher sales, and a decrease in accounts payable.

Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2012, which related to the purchase of property and equipment, and acquisition activity. The increase in purchases of property and equipment was primarily driven by the purchase of a manufacturing facility and expansion of our corporate headquarters. Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2011, a majority of which related to the purchase of property and equipment.

Net cash used in financing activities was $148.7 million for the nine months ended September 30, 2012, primarily representing the net cash impact of our refinancing activities and dividend recapitalization transaction during the first half of 2012, including gross proceeds from long-term borrowings of $1,455.6 million offset by $1,172.9 million of long-term borrowing repayments. The Company made $25.7 million of cash payments for transaction fees incurred in connection with these refinancing transactions. Following the refinancing, the Company paid a special cash dividend of $6.00 per share ($404.3 million) on the Company’s common stock during the second quarter of 2012. Net cash used in financing activities was $24.4 million for the nine months ended September 30, 2011, representing a $24.7 million repayment of long-term borrowings in the second quarter of 2011 offset by $0.3 million in proceeds from the exercise of stock options.

Contractual obligations

Except as noted in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no material changes to our contractual obligations since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$25,541	$37,379	$64,936	$57,512
Interest expense	16,933	5,895	32,501	17,830
Depreciation and amortization	14,510	14,111	43,018	41,634
Income taxes provision	16,326	126	41,734	306
Non-cash impairment and other charges (a)	(391)	1,402	(141)	2,006
Non-cash share-based compensation expense (b)	2,764	1,745	8,021	5,462
Loss on extinguishment of debt (c)	-	-	14,308	186
Transaction costs and credit facility fees (d)	391	835	1,810	1,266
Business optimization expenses (e)	-	(21)	-	277
Letter of credit fees (f)	32	12	39	1
Other state franchise taxes (g)	182	94	467	236
Holding company interest income (h)	-	(11)	(12)	(49)
Adjusted EBITDA	$76,288	$61,567	$206,681	$126,667

(a)   Represents the following non-cash charges:

• for the three and nine months ended September 30, 2012, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the three and nine months ended September 30, 2011, unrealized mark-to-market adjustments on copper forward contracts and a loss on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The loss on disposals of assets described above results from the sale of assets that are no longer useful in our business and therefore represents losses that are not from our core operations;

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

(c)  Represents the loss on extinguishment of debt from:

• for the nine months ended September 30, 2012, represents the loss on extinguishment of debt related to the refinancing transactions that occurred on February 9, 2012 and May 30, 2012;

• for the nine months ended September 30, 2011, represents the write-off of a portion of deferred financing costs related to the accelerated repayment of debt;

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

Adjusted Net Income

Adjusted Net Income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company’s debt, losses on extinguishment of the Company’s debt, intangible asset impairment charges (as applicable), transaction costs and other purchase accounting adjustments, and certain non-cash gains and losses as reflected in the reconciliation table set forth below (as applicable).

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$25,541	$37,379	$64,936	$57,512
Provision for income taxes	16,326	126	41,734	306
Income before provision for income taxes	41,867	37,505	106,670	57,818
Amortization of intangible assets	12,389	11,987	36,902	35,570
Amortization of deferred financing costs and original issue discount	1,156	495	2,515	1,491
Transaction costs and other purchase accounting adjustments	(111)	601	1,181	601
Loss on extinguishment of debt	-	-	14,308	186
Adjusted Net Income before provision for income taxes	55,301	50,588	161,576	95,666
Cash income tax expense	(1,156)	(35)	(1,483)	(315)
Adjusted Net Income	$54,145	$50,553	$160,093	$95,351

Adjusted Net Income per common share - diluted:	$0.78	$0.75	$2.32	$1.41
Weighted average common shares outstanding - diluted:	69,166,501	67,646,423	68,980,970	67,433,740

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2012, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.     Risk Factors

Except as noted in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no material changes in our risk factors since the March 9, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 5.     Other Information

On November 5, 2012, Generac Power Systems, Inc. (”GPS”) and Dawn Tabat, Chief Operating Officer of the Company, entered into an Amendment (the “Amendment”) to the Employment Agreement, dated as of November 10, 2006, by and between Ms. Tabat and GPS  (as first and second amended as of January 14, 2010 and November 7, 2011, respectively, the “Agreement”). The sole purpose of the Amendment was to extend the term of Ms. Tabat’s employment provided by the Agreement by one year to November 10, 2013. All other provisions of the Agreement are unchanged.  A copy of the Amendment is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 6.     Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 6, 2012

Item 6.                                                                                                                                                                       EXHIBIT INDEX

Exhibits Number	Description
10.1*+ 31.1*
Amendment to Employment Agreement with Dawn Tabat.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*           Filed herewith.
**         Furnished herewith.
+           Indicates management contract or compensatory plan or arrangement.