Form 10-Q/A
period 2012-09-30
GENERAC HOLDINGS INC.
filed 2012-11-08
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment") amends the Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on November 6, 2012 (the "Original Filing"). This Amendment is being filed solely to file Exhibit 101, which was described in the exhibit index of the Original Filing, but which was inadvertently omitted from the Original Filing.

Except for the amendment described above, no other portion of the Original Filing is being modified by this Amendment.

Item 6.     Exhibits

Exhibit Number	Description
10.1*+ 31.1*
Amendment to Employment Agreement with Dawn Tabat.

Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*           Previously filed.
**         Filed herewith.
***      Previously furnished.
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

Dated: November 8, 2012