Form 10-K
period 2012-12-31
GENERAC HOLDINGS INC.
filed 2013-03-13
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34627

GENERAC HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5654756 (IRS Employer Identification No.)
S45 W29290 Hwy. 59, Waukesha, WI (Address of principal executive offices)	53189 (Zip Code)
(262) 544-4811 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

          The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $621,912,000 based upon the closing price reported for such date on the New York Stock Exchange.

         As of March 1, 2013, 68,278,598 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

2012 FORM 10-K ANNUAL REPORT

PART I

 Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “forecast,”“project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

•
the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense due to the dividend recapitalization discussed below under “Liquidity and financial position”;

•
the possibility that the expected synergies, efficiencies and cost savings of the acquisition of the Ottomotores businesses or other acquisitions will not be realized, or will not be realized within the expected time period;

•	the risk that the Ottomotores businesses or other acquisitions that we make will not be integrated successfully;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	loss of our key management and employees;

•	increase in product and other liability claims; and

•	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in Item 1A of this Annual Report on Form 10-K.

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

Item 1.  Business

We are a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America. We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products. Our products are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™ and are available through a broad network of independent dealers, retailers, wholesalers, and equipment rental companies.

We have what we believe is an industry leading, multi-layered distribution network, and our products are available in thousands of outlets across North America. We sell and distribute our products to and through independent residential and industrial dealers, electrical wholesalers, national accounts, private label arrangements, retailers, catalogs, e-commerce merchants, equipment rental companies, equipment dealers and construction companies. We have a significant market share in the residential and light commercial generator markets, which we believe are currently under penetrated. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network.  In addition, through recent acquisitions, we are also a leading provider of light towers, mobile generators and industrial diesel gensets for international markets ranging in sizes up to 2,500kW.

We operate several manufacturing plants located principally in Wisconsin and Mexico totaling over two million square feet. We also maintain inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

History

Generac Holdings Inc. (Generac) is a Delaware corporation that was founded in 2006. Generac Power Systems, Inc., or Generac Power Systems, our principal operating subsidiary, is a Wisconsin corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. We expanded beyond portable generators in 1980 into the industrial market with the introduction of our first stationary generators that provided up to 200 kW of power output. We entered the residential market in 1989 with a residential standby generator, and expanded our product development and global distribution system in the 1990s, forming a series of alliances that tripled our higher output generator sales. In 1998, we sold our Generac® portable products business to the Beacon Group, a private equity firm, which eventually sold this business to Briggs & Stratton.  Our growth accelerated in 2000 as we expanded our automatic residential standby generator product offering, implemented our multi-layered distribution philosophy, and introduced our quiet-running QT Series generators in 2005, accelerating our penetration in the commercial market. In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement with the Beacon Group entered into in connection with the aforementioned Beacon Group transaction. In late 2011, we purchased substantially all the assets of the Magnum Products business (Magnum or Magnum Products) which is the number one light tower manufacturer in the U.S. and has a growing share of the mobile generator market.  In February 2012, we purchased substantially all the assets of GenTran, a leading transfer switch and portable generator accessory manufacturer. In December 2012, we purchased all of the equity of Ottomotores UK Limited and its affiliates (Ottomotores) which is one of the largest manufactures of industrial generators in Mexico. Today, we manufacture a full line of power products for a wide variety of applications and markets. Our success is built on engineering expertise, manufacturing excellence and our innovative approaches to the market.

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

Our products

We design, engineer and manufacture generators with an output of between 800W and 9mW, as well as other engine powered products such as light towers, pumps and power washers. With the acquisition of Ottomotores, we also become a leader in the manufacture and distribution in Latin America of industrial diesel gensets ranging in output between 15kW and 2,500kW and an important player in the Uninterrupted Power Supply (UPS) market in Mexico. In the manufacturing process, we design, manufacture, source and modify engines, alternators, transfer switches and other components necessary to production. We classify our products into three classes based on similar range of power output geared for varying end customer uses: residential power products; commercial and industrial power products; and other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential power products

Our automatic residential standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices, or MSRPs, from approximately $1,900 to $16,700. They operate on either natural gas or liquid propane and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled residential standby generators range in outputs from 6kW to 20kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium homes. Liquid-cooled generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. Liquid-cooled brands include the Guardian® Series and the premium Quietsource® Series, which have a quiet, low-speed engine and a standard aluminum enclosure.

We provide portable generators fueled by gasoline that range in size from 800W to 17,500W. These products serve as an emergency home backup and are also used for construction and recreational purposes. Following the expiration of a non-compete agreement in 2007, we expanded our portable product offering to introduce portable generators below 12,500W. We currently have four portable product lines: the GP series, targeted at homeowners, ranging from 1,800W to 17,500W; the XG series, targeted at the premium homeowner markets, ranging from 4,000 to 10,000W; the XP series, targeted at the professional contractor market, ranging from 3,600 to 10,000W; and the iX series, targeted at the recreational market, ranging from 800W to 2,000W. With our acquisition of Gen-Tran in February 2012, we now offer manual transfer switches to supplement our portable generator product offering.

Our power washers produce line, which was first introduced in the first quarter of 2011, includes models for residential and commercial use.

Residential power products comprised 60.0%, 62.0% and 62.9%, respectively, of total net sales in 2012, 2011 and 2010.

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

We manufacture a broad line of standard and configured standby generators and related transfer switches for industrial applications. Our single-engine industrial generators range in output from 10kW to 2,500kW with our Modular Power System (MPS) technology extending our product range up to 9mW. We offer four fuel options including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. These units are primarily used as emergency backup for large healthcare, telecom, datacom, commercial office, municipal and manufacturing customers.

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

We provide the telecommunications market our full range of generator systems.

Our light towers and mobile generators provide temporary lighting and power for various end markets, such as road and commercial construction, energy, mining, military and special events. We also manufacture mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications.

Industrial and commercial power products comprised 34.9%, 31.6% and 31.0%, respectively, of total net sales in 2012, 2011 and 2010.

Other power products

We sell aftermarket service parts to our dealers and proprietary engines to third-party original equipment manufacturers, or OEMs.

Other power products comprise 5.1%, 6.4% and 6.1%, respectively, of total net sales in 2012, 2011 and 2010.

Distribution channels and customers

We distribute our product through several channels to increase awareness of our product categories and the Generac®, Magnum®, and Ottomotores brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential and industrial dealers, wholesalers, national accounts, private label arrangements, retailers, catalogs, e-commerce merchants, equipment rental companies, equipment dealers and construction companies. We believe our distribution network is a competitive advantage that has strengthened over the last decade by expanding our network from our base of industrial dealers to include other channels of distribution as product offerings have increased. Our network is well balanced with no single sales channel providing more than 24% of our sales and no customer providing more than 7% of our sales in 2012.

Our dealer network, which is located principally in the United States, Canada and Latin America, is the industry's largest network of factory direct independent generator contractors.

Our residential/commercial dealer network sells, installs and services our residential and light-commercial products to end users. We have developed a number of proprietary dealer management programs to evaluate, manage and incentivize our dealers, which we believe has an important impact on the high level of customer service we provide to end customers. These programs include both technical and sales training, under which we train new and existing dealers about our products, service and installation. In addition, we have invested in marketing and sales tools to more effectively market and sell our home standby products. We regularly perform market analyses to determine if a given market is either under-served or has poor residential dealer representation. Within these locations, we selectively add distribution or invest resources in existing dealer support and training to improve dealer performance.

Our industrial dealer network provides industrial and commercial end-users with on-going product support. Our industrial dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. Our sales group works in conjunction with our industrial dealers to ensure that national accounts receive engineering support, competitive pricing and nationwide service. We promote our industrial generators through the use of product demonstrations, specifying engineer education events, dealer forums and training. In recent years, we have been particularly focused on expanding our dealer network in Latin America and other regions of the world in order to expand our international sales opportunities.

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

Additionally, we sell certain engines directly to OEM manufacturers and after-market dealers for use in the lawn, garden and rental markets.

Manufacturing

Our excellence in manufacturing reflects our philosophy of high standards, continuous improvement and commitment to quality. Our facilities showcase our advanced manufacturing techniques and demonstrate the effectiveness of lean manufacturing.

We continually seek to reduce manufacturing costs while improving product quality. We deliver an affordable product to our customers through our value engineering philosophy, our strategic foreign sourcing, our scale, our investment in advanced manufacturing technology and adherence to lean manufacturing principles. We believe we have sufficient capacity to achieve our business goals for the near term.

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

Research and development and intellectual property

Our primary focus on generators and engine powered equipment drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of over 200 engineers working on numerous active projects. Our sponsored research and development expense was $23.5 million, $16.5 million and $14.7 million for the years ended December 2012, 2011 and 2010, respectively. Research and development is conducted at each of our manufacturing facilities and additionally at our technical center in Suzhou, China with dedicated teams for each product line. Research and development is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with governmental standards. We have had over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

We rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our commitment to research and development has resulted in a portfolio of approximately 90 U.S. and international patents and patent applications. Our patents expire between 2016 and 2031 and protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. U.S. trademark registrations generally have a perpetual duration if they are properly maintained and renewed. New U.S. patents that are issued generally have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of raw materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable, low-cost suppliers in the United States and abroad. Our strategic global sourcing function continuously evaluates the cost structure of our products and capabilities of our supply chain, and sources components accordingly based on this evaluation. In 2012, we sourced approximately half of our components from outside the United States.

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

In the market for standby commercial and industrial generators, our primary competitors are Caterpillar, Cummins, Kohler, and MTU, most of which focus on the market for diesel generators as they are also diesel engine manufacturers. In the market for residential standby generators, our primary competitors include Briggs & Stratton, Cummins (Onan division) and Kohler, which also have broad operations in other manufacturing businesses. In the portable generator market, our primary competitors include Briggs & Stratton, Honda and Techtronics International (TTI), along with a number of smaller domestic and foreign competitors. In the market for mobile generators, our primary competitors are Doosan/IR, Multi Quip, Caterpiller and Wacker. Our competitors in the market for light towers include Terex, Allmand and Wacker.

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

Employees

As of December 31, 2012, we had 3,048 employees (2,700 full time and 348 part-time and temporary employees). Of those, 1,935 employees were directly involved in manufacturing at our manufacturing facilities.

We have had an “open shop” bargaining agreement for the past 47 years. Our current agreement is with the Communication Workers of America, Local 4603. The current agreement, which expires October 17, 2016, covers our Waukesha and Eagle facilities. Currently, less than 1% of our workforce is a member of a labor union. Our facilities in Whitewater, Wisconsin, Jefferson, Wisconsin and Berlin, Wisconsin are not unionized.

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

Our products are regulated by the U.S. Environmental Protection Agency (“EPA”), California Air Resources Board (“CARB”) and various other state and local air quality management districts.  These governing bodies continue to pass regulations that require us to meet more stringent emission standards, and all of our engines and engine-driven products are regulated within the United States and its territories.  Other countries have various degrees of regulation depending upon product application and fuel types.  New regulations could require us to redesign our products and could affect market growth for our products.

Segment information

We refer you to Note 2, “Segment Reporting,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information about our business segment and geographic areas.

Available Information

The Company’s principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and the Company’s telephone number is (262) 544-4811.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investors” portion of the Company’s web site, www.generac.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission, or the “SEC”. The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.  The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Executive officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	41	President, Chief Executive Officer and Director
York A. Ragen	41	Chief Financial Officer
Dawn A. Tabat	60	Chief Operating Officer
Terrence J. Dolan	47	Executive Vice President, Commercial & Industrial Group
Russell S. Minick	52	Executive Vice President, Residential Group
Allen A. Gillette	56	Senior Vice President, Engineering
Roger F. Pascavis	52	Senior Vice President, Operations

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

Terrence J. Dolan began serving as our Executive Vice President, Commercial & Industrial Group in October 2011. Prior to becoming Executive Vice President of Industrial Products, he served as our Senior Vice President of Sales from January 2010 to October 2011. Prior to joining Generac, Mr. Dolan was Senior Vice President of Business Development and Marketing at Boart Longyear from 2007 to 2008, Vice President of Sales and Marketing at Ingersoll Rand from 2002 to 2007, and Director of Strategic Accounts at Case Corporation from 1991 to 2001. Mr. Dolan holds a B.A. in Management and Communications from Concordia University.

Russell S. Minick joined Generac in August 2011, and was named Executive Vice President, Residential Group in October 2011. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

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

Item 1A.  Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report.

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

Our business is affected by general economic conditions, and uncertainty or adverse changes such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards could lead to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets.

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

We view our intellectual property rights as very important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to get a conclusion and we may not prevail.  We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements. Furthermore, in connection with our sale of Generac Portable Products to the Beacon Group in 1998, we granted the Beacon Group an exclusive perpetual license for the use of the “Generac Portable Products” trademark in connection with the manufacture and sale of certain engine driven consumer products. This perpetual license was eventually transferred to Briggs and Stratton (Briggs) when the Beacon Group sold that business to Briggs. Currently, this trademark is not being used in commerce and, as such, there is a rebuttable presumption that Briggs has abandoned the trademark. However, in the event that the Beacon Group or Briggs use this trademark in the future, we could suffer competitive confusion and our business could be negatively impacted.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the federal Environmental Protection Agency (“EPA”), state regulatory agencies, such as California Air Resources Board (“CARB”), and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our projects or develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to modify our spark-ignited air-cooled gaseous engines to comply with the 2011 EPA and CARB regulations, as well as the continued implementation of Tier 4 nonroad diesel engine changes associated with the Magnum acquisition. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

In addition, the majority of our manufacturing and production facilities are located in Wisconsin within a 100-mile radius. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our facilities, in particular our Wisconsin facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

We are vulnerable to supply disruptions from single-sourced suppliers.

We single-sourced certain types of parts in our product designs during 2012. Any delay in our suppliers’ deliveries may impair our ability to deliver products to our customers.  A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, weather events or natural disasters.

As a U.S. corporation that conducts business in a variety of foreign countries including, but not limited to, Mexico and Brazil, we are subject to the Foreign Corrupt Practices Act and a variety of anti-corruption laws worldwide. A determination that we violated any of these laws may affect our business and operations adversely.

As a U.S. corporation that conducts business in a variety of foreign countries including, but not limited to, Mexico and Brazil, we are subject to the regulations imposed by a variety of anti-corruption laws worldwide. The U.S. Foreign Corrupt Practices Act, or the FCPA, generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The United Kingdom Bribery Act, or the UKBA, prohibits domestic and foreign bribery of the private sector as well as public officials. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial position, operating results and cash flows.

We have significant tax assets, usage of which may be subject to limitations in the future.

As of December 31, 2012, we had approximately $54.1 million of net operating loss carryforwards for U.S. federal income tax purposes. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities. However, we believe any limitation would not be material.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2012, goodwill and other indefinite-lived intangibles totaled $711.8 million, most of which arose from the CCMP Transactions. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles, such as the $9.4 million non-cash charge recorded in the fourth quarter of 2011 primarily related to the write down of a certain trade name as we strategically transition to the Generac brand, could have a material adverse effect on our financial statements.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with FASB Accounting Standards Codification (ASC) Topic 350-20, goodwill and indefinite lived intangibles are reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” for details.

We may need additional capital to finance our growth strategy or to refinance our existing credit facilities, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow.

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. On May 30, 2012, the Company completed a refinancing of its senior secured credit facilities, pursuant to which it has incurred $900 million of senior secured term loans to replace its prior $575 million term loan facilities.  Following the refinancing, the Company used the available proceeds from the new term loans and cash on hand to fund a special cash dividend to its stockholders of $6.00 per share and to pay related financing fees and expenses.  In the future, if we are unable to refinance such facilities on acceptable terms, our liquidity could be adversely affected.

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

We may not realize all of the anticipated benefits of our acquisition of the Ottomotores business or other acquisitions or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating acquired businesses.

Our ability to realize the anticipated benefits of the Ottomotores acquisition, which was consummated on December 8, 2012, or other acquisitions, will depend, to a large extent, on our ability to integrate the acquired businesses with our business. The combination of two independent businesses is a complex, costly and time-consuming process. Further, integrating and managing businesses with international operations, such as the Ottomotores business, may pose challenges not previously experienced by our management. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of any acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating an acquired business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the Ottomotores business or other acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline.

The difficulties of combining the operations of acquired businesses with ours include, among others:

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

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of Ottomotores or other acquired businesses are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our common stock. As a result, we cannot assure you that the combination of Ottomotores or other acquisitions with our business will result in the realization of the full benefits anticipated from the transaction.

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

While we declared a special dividend in June 2012, we do not anticipate paying any further dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure that we will make such a change.

Risks related to our capital structure

We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness.  As of December 31, 2012, we had total indebtedness of $881.3 million. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements governing our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate once above a certain LIBOR floor. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

The operating and financial restrictions in our credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our credit facilities would result in a default. If any such default occurs, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Our existing credit facilities do not contain any financial maintenance covenants

Our principal stockholder continues to have substantial control over us.

Affiliates of CCMP collectively beneficially own approximately 34.4% of our outstanding common stock. Prior to sales of a portion of their holdings in us in February 2013 and November 2012, affiliates of CCMP owned approximately 58.6% of our outstanding common stock. Notwithstanding this reduction, CCMP or its affiliates remain able to exert a significant degree of influence over our management and affairs and will exert a significant degree of influence in matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

Representatives of CCMP and its affiliates currently occupy two of eight seats on our board of directors. CCMP or its affiliates could invest in entities that directly or indirectly compete with us or companies in which CCMP or its affiliates are currently invested may already compete with us. As a result of these relationships, when conflicts arise between the interests of CCMP or its affiliates and the interests of our stockholders, these directors may not be disinterested. The representatives of CCMP and its affiliates on our board of directors, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own, operate or lease manufacturing and distribution facilities located principally in Wisconsin totaling over 2 million square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations. We also have inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers. We also operate manufacturing facilities in Mexico and Brazil.

The following table shows the location and activities of our principal operations:

Location	Owned / Leased	Square Footage	Activities
Waukesha, WI	Owned	307,250	Corporate headquarters, manufacturing, storage, research and development
Eagle, WI	Owned	242,000	Manufacturing, office, training
Whitewater, WI	Owned	295,000	Manufacturing , office
Whitewater, WI	Owned	196,000	Distribution
Berlin, WI	Owned	129,000	Manufacturing, office
Berlin, WI	Leased	122,500	Manufacturing, storage, research and development
Fort Atkinson, WI	Leased	203,000	Storage
Edgerton, WI	Leased	328,000	Storage
Maquoketa, IA	Owned	137,000	Storage, rental property
Nor Cross, GA	Leased	12,550	Sales, distribution, training
Alpharetta, GA	Leased	13,000	Manufacturing, sales, distribution
Jefferson, WI	Owned	252,500	Manufacturing, distribution
Mexico City, Mexico	Owned	53,740	Manufacturing, sales, distribution, storage, office
Mexico City, Mexico	Owned	107,640	Manufacturing, sales, distribution, storage, office
Curitiba, Brazil	Leased	21,500	Manufacturing, sales, distribution, storage, office

As of December 31, 2012, substantially all of our owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business.  As of December 31, 2012, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.”  The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2012 and 2011, respectively.

	2012
	High	Low
Fourth Quarter	$39.18	$24.43
Third Quarter	$25.33	$18.35
Second Quarter	$30.61	$22.40
First Quarter	$30.50	$24.27

	2011
	High	Low
Fourth Quarter	$29.06	$18.29
Third Quarter	$21.41	$15.41
Second Quarter	$21.10	$17.10
First Quarter	$20.85	$14.72

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index and S&P 500 Industrials Index for the year ended December 31, 2012. The graph and table assume that $100 was invested on February 11, 2010 (first day of trading) in each of our common stock, the S&P 500 Index, S&P 500 Industrials Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the S&P 500 Industrials Index are based on our fiscal year.

Comparison of Cumulative Total Return
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
2/11/2010
3/31/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
Generac Holdings Inc.
S&P 500 Index
S&P 500 Industrials Index
ASSUMES $100 INVESTED ON FEB. 11, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

Company/ Market/ Peer Group	2/11/2010	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Generac Holdings Inc.	$100.00	$109.11	$109.11	$106.23	$125.93	$158.02	$151.09	$146.50	$218.30	$191.20	$187.38	$229.77	$344.40
S&P 500 Index	$100.00	$108.73	$96.30	$107.17	$118.70	$125.73	$125.85	$108.40	$121.21	$136.46	$132.71	$141.14	$140.60
S&P 500 Industrials Index	$100.00	$113.01	$99.09	$113.27	$126.65	$137.74	$136.82	$108.06	$125.90	$140.14	$135.16	$140.04	$145.23

Holders

As of February 1, 2013, there were approximately 124 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see footnote #6 – Credit Agreement in Item 8 of this Annual Report on Form 10-K) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404.3 million to stockholders. We currently do not have plans to pay any further dividends on our common stock in the near term. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization and such other factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries, including our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries, including Generac Power Systems.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2013 Proxy Statement and is incorporated herein by reference.

Recent Sales of Unregistered Securities

 None.

Use of Proceeds from Registered Securities

 Not applicable.

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2009 and December 31, 2008 are derived from our audited historical financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Statement of operations data:
Net sales	$1,176,306	$791,976	$592,880	$588,248	$574,229
Costs of goods sold	735,906	497,322	355,523	352,398	372,199
Gross profit	440,400	294,654	237,357	235,850	202,030
Operating expenses:
Selling and service	101,448	77,776	57,954	59,823	57,449
Research and development	23,499	16,476	14,700	10,842	9,925
General and administrative	46,031	30,012	22,599	14,713	15,869
Amortization of intangibles (1)	45,867	48,020	51,808	51,960	47,602
Goodwill and trade name impairment charge (2)	—	9,389	—	—	583,486
Total operating expenses	216,845	181,673	147,061	137,338	714,331
Income (loss) from operations	223,555	112,981	90,296	98,512	(512,301)
Other income (expense):
Interest expense	(49,114)	(23,718)	(27,397)	(70,862)	(108,022)
Gain (loss) on extinguishment of debt (3)	(14,308)	(377)	(4,809)	14,745	65,385
Investment income	79	110	235	2,205	600
Costs related to acquisition	(1,062)	(875)	—	—	—
Other, net	(2,798)	(1,155)	(1,105)	(1,206)	(1,217)
Total other expense, net	(67,203)	(26,015)	(33,076)	(55,118)	(43,254)
Income (loss) before provision for income taxes	156,352	86,966	57,220	43,394	(555,555)
Provision (benefit) for income taxes (4)	63,129	(237,677)	307	339	400
Net income (loss)	$93,223	$324,643	$56,913	$43,055	$(555,955)
Income (loss) per share - diluted:
Common Stock (formerly Class A non-voting common stock) (5)	1.35	4.79	(1.65)	(41,111)	(357,628)
Class B Common Stock (5)	n/a	n/a	505	4,171	3,780

Statement of cash flows data:
Depreciation	8,293	8,103	7,632	7,715	7,168
Amortization	45,867	48,020	51,808	51,960	47,602
Expenditures for property and equipment	(22,392)	(12,060)	(9,631)	(4,525)	(5,186)

Other financial data:
Adjusted EBITDA (6)	289,809	188,476	156,249	159,087	129,858
Adjusted Net Income (7)	220,792	147,176	115,954	83,643	13,758

(Dollars in thousands)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Balance sheet data:
Current assets	$522,553	$383,265	$272,519	$345,017	$274,997
Property, plant and equipment, net	104,718	84,384	75,287	73,374	76,674
Goodwill	552,943	547,473	527,148	525,875	525,875
Other intangibles and other assets	423,633	537,671	334,929	392,977	448,668
Total assets	$1,603,847	$1,552,793	$1,209,883	$1,337,243	$1,326,214

Total current liabilities	$294,859	$165,390	$86,685	$131,971	$127,981
Long-term borrowings, less current portion	799,018	575,000	657,229	1,052,463	1,121,437
Other long-term liabilities	46,342	43,514	24,902	17,418	43,539
Redeemable stock (8)	—	—	—	878,205	843,451
Stockholders' equity	463,628	768,889	441,067	(742,814)	(810,194)
Total liabilities, redeemable stock and stockholders' equity (8)	$1,603,847	$1,552,793	$1,209,883	$1,337,243	$1,326,214

(1)  Our amortization of intangibles expenses includes the straight-line amortization of customer lists, patents and other finite-lived intangibles assets.

(2)  During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9.4 million non-cash charge which primarily related to the write down of the impacted trade name to net realizable value.  As of October 31, 2008, as a result of our annual goodwill and trade name impairment test, we determined that an impairment of goodwill and trade names existed, and we recognized a non-cash charge of $583.5 million in 2008.

(3)  During 2012, the Company recorded a loss on extinguishment of debt related to the refinancing transactions that occurred on February 9, 2012 and May 30, 2012.  During 2011 and 2010, the Company wrote-off a portion of deferred financing costs related to accelerated repayments of debt.
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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan Credit Agreement and ABL Credit Agreement and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

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

We explain in more detail in footnotes (a) through (d) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others  involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and while the calculations are subject to review by our board of directors in the context of the board's review of our financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our Term Loan Credit Agreement and ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

(Dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net income (loss)	$93,223	$324,643	$56,913	$43,055	$(555,955)
Interest expense	49,114	23,718	27,397	70,862	108,022
Depreciation and amortization	54,160	56,123	59,440	59,675	54,770
Income taxes provision (benefit)	63,129	(237,677)	307	339	400
Non-cash impairment and other charges (income) (a)	247	10,400	(361)	(1,592)	585,634
Non-cash share-based compensation expense (b)	10,780	8,646	6,363	—	—
Loss (gain) on extinguishment of debt (c)	14,308	377	4,809	(14,745)	(65,385)
Transaction costs and credit facility fees (d)	4,117	1,719	1,019	1,188	1,319
Other	731	527	362	305	1,053
Adjusted EBITDA	$289,809	$188,476	$156,249	$159,087	$129,858

(a)   Represents the following non-cash charges:

• for the year ended December 31, 2012, includes loss on disposals of assets, unrealized mark-to-market adjustments on copper forward contracts and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the year ended December 31, 2011, primarily $9.4 million trade name write-down described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies—Goodwill and other intangible assets." Also includes unrealized mark-to-market adjustments on copper forward contracts and loss on disposal of assets;

• for the years ended December 31, 2010 and 2009, primarily unrealized mark-to-market adjustments on copper and Euro forward contracts and loss on disposal of assets;

• for the year ended December 31, 2008, primarily $503.2 million in goodwill impairment charges and $80.3 million in trade name impairment charges. $1.6 million of the amount is comprised of unsettled mark to market losses on copper forward contracts, a write-off of pre-CCMP Transactions bad debts and excess inventory and loss on disposals of assets. Separately, the amount also includes a write-off of certain inventory;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The losses on disposals of assets in several periods described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

• The write-offs of certain pre-CCMP Transaction bad debts in the year ended December 31, 2008 are non-cash charges that we believe do not reflect cash outflows after our acquisition by CCMP;

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

• The goodwill and trade name impairment charges recorded in the year ended December 31, 2008 and the trade name write-down recorded in the year ended December 31, 2011 are one-time items that we believe do not reflect our ongoing operations;

• The write-off of certain pre-CCMP Transaction excess inventory recorded in the year ended December 31, 2008 was a non-cash charge that we believe does not reflect cash outflows after our acquisition by CCMP.

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)   Represents the loss (gain) on extinguishment of debt from:

• for the year ended December 31, 2012, represents the loss on extinguishment of debt related to the refinancing transactions that occurred on February 9, 2012 and May 30, 2012;

• for the years ended December 31, 2011 and 2010, represents the write-off of a portion of deferred financing costs related to accelerated repayments of debt;

• for the years ended December 31, 2009 and 2008, represents non-cash gains on the extinguishment of debt repurchased by affiliates of CCMP, as described in note (3) above, which we do not expect to recur;

(d)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees related to our Term Loan Credit Agreement or ABL Credit Agreement, such as:

• administrative agent fees and revolving credit facility commitment fees under our Term Loan Credit Agreement and ABL Credit Agreement, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

• in the year ended December 31, 2012, transaction costs relating to the acquisition of the Ottomotores business and other financing costs incurred related to the dividend recapitalization transaction and security registration statement;

• in the year ended December 31, 2011, transaction costs relating to the acquisition of the Magnum Products business;

• before 2011, transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, which CCMP's affiliates contributed to our company in exchange for the issuances of securities, which repurchases we do not expect to recur;

(7) Adjusted Net Income is defined as net income before provision (benefit) for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company’s debt, losses (gains) on extinguishment of the Company’s debt, intangible asset impairment charges, transaction costs and other purchase accounting adjustments, and certain non-cash gains and losses as reflected in the reconciliation table set forth below (as applicable).

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance, such as amortization costs, transaction costs and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid as a result of our favorable tax attributes.

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

• other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

(Dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net income (loss)	$93,223	$324,643	$56,913	$43,055	$(555,955)
Provision (benefit) for income taxes	63,129	(237,677)	307	339	400
Income (loss) before provision (benefit) for income taxes	156,352	86,966	57,220	43,394	(555,555)

Amortization of intangible assets	45,867	48,020	51,808	51,960	47,602
Amortization of deferred finance costs and original issue discount	3,759	1,986	2,439	3,417	3,905
Loss (gain) on extinguishment of debt	14,308	377	4,809	(14,745)	(65,385)
Trade name write-down	—	9,389	—	—	583,486
Transaction costs and other purchase accounting adjustments	3,317	875	—	—	—
Adjusted net income before provision for income taxes	223,603	147,613	116,276	84,026	14,053
Cash income tax expense	(2,811)	(437)	(322)	(383)	(295)

Adjusted net income	$220,792	$147,176	$115,954	$83,643	$13,758

(8) Includes our Series A Preferred Stock and Class B Common Stock.

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

Overview

We are a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in the United States, Canada and Mexico. We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products. Our products are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™ and are available through a broad network of independent dealers, retailers, wholesalers and equipment rental companies.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for residential products are approximately 2.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Impact of residential investment cycle.    The market for residential generators is affected by the residential investment cycle and overall consumer sentiment.  When homeowners are confident of their household income or net worth, they are more likely to invest in their home.  These trends can have a material impact on demand for residential generators. Trends in the new housing market can also impact demand for our residential products.

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events caused by the aging U.S. power grid increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred over the last six quarters drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to substantial revenue growth for us in 2012.  As a result of recent major power outage activity in late October/early November 2012 affecting the east coast, we have seen increased demand for our home standby and portable generators.  While the full impact is uncertain, we expect near term results of operations to be positively impacted by this outage activity.  While there are power outages every day across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

Impact of business capital investment cycle.    The market for commercial and industrial stationary and mobile generators and other power equipment is affected by the capital investment cycle and overall non-residential construction and durable goods spending, as businesses either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various industrial and commercial end markets that we serve (industrial, telecommunications, distribution, retail, health care facilities, construction, energy and municipal infrastructure, among others). The market for these products is also affected by general economic conditions and credit availability in the geographic regions that we serve.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased in 2012 compared to 2011, primarily due to a slight increase in the weighted-average cost of debt associated with the Credit Agreement (see footnote #6 – Credit Agreement), for the period between February 9, 2012 and May 29, 2012, as well as an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement (defined below), for the period between May 30, 2012 and December 31, 2012.

Factors influencing provision for income taxes.    Because we made a Section 338(h)(10) election in connection with the CCMP Transactions, we have $1.1 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2012 that we expect to generate cash tax savings of $422 million through 2021, assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we have federal net operating loss, or NOL, carry-forwards of $54.1 million as of December 31, 2012, which we expect to generate an additional $18.9 million of federal cash tax savings at a 35% rate when and if utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities. We believe any limitations would not be material.

In addition, as a result of the asset acquisition of Magnum, we have approximately $52.0 million of tax deductible goodwill and intangible assets remaining as of December 31, 2012. We expect these assets to generate tax savings of $20.3 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 25% of our net sales occurred in the first quarter, 20% to 24% in the second quarter, 26% to 30% in the third quarter and 27% to 34% in the fourth quarter, with different seasonality depending on the timing of major power outage activity in each year, such as the outage activity experienced in the third and fourth quarters of both 2011 and 2012. Due to the significant demand and awareness created by the outage events in the second half of 2012, our historical seasonality patterns may not apply in 2013.

We maintain a flexible production and supply chain schedule in order to respond to outage-driven peak demand, but typically increase production levels in the second and third quarters of each year.

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

During 2007, 2008 and 2009, affiliates of CCMP acquired approximately $249.2 million of second lien term loans and $9.9 million of first lien term loans for approximately $155.9 million. CCMP’s affiliates exchanged this debt for additional shares of Class B Common Stock and Series A Preferred Stock. We recorded these transactions as additional Class B Common Stock and Series A Preferred Stock based on the fair value of the debt contributed by CCMP’s affiliates, which approximated the fair value of the shares exchanged.  In connection with such issuances of our Class B Common Stock and the satisfaction of preemptive rights under the stockholders’ agreement that arose from such issuances, affiliates of CCMP sold some of the shares of our Class B Common Stock to an entity affiliated with CCMP, certain other investors and certain members of our management and board of directors. In addition, in connection with such issuances of our Series A Preferred Stock and the satisfaction of preemptive rights under the stockholders' agreement that arose from such issuances, during 2009, we issued 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $20.0 million in cash to an entity affiliated with CCMP and certain members of management and our board of directors, and affiliates of CCMP sold some of the shares of Series A Preferred Stock they were issued to an entity affiliated with CCMP and a member of the board of directors at the same price.

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

Treatment of Class B Common Stock

Our certificate of incorporation prior to the offering provided for the mandatory conversion of our Class B Voting Common Stock to Class A Common Stock in the event of an initial public offering, so that our Class B Common Stock is converted into the same class of our common stock that is to be offered in an initial public offering taking into account of the value, rights and preferences of our Class B Common Stock. In accordance with the terms of our certificate of incorporation prior to the offering, at the time we entered into an underwriting agreement with respect to the initial public offering, each share of our Class B Common Stock automatically converted into a number of shares of our Class A Common Stock equal to one plus the quotient obtained by dividing (i)(x) the amount paid for such share of Class B Common Stock plus (y) an increase to such amount equal to 10% per annum calculated and compounded quarterly on the basis of a 360-day year of twelve 30-day months and which increased amount shall be deemed to have accrued on a daily basis, by (ii) the public offering price (net of underwriting discounts and commissions). We refer to this as the “Class B Conversion.” Each share of our Class B Common Stock converted into 1,118.440 shares of our Class A Common Stock. As a result of the Class B Conversion, we issued an aggregate of 88,484,700 shares of our Class A Common Stock.

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

Components of net sales and expenses

Net sales

Substantially all of our net sales are generated through the sale of our generators and other engine powered products for the residential, commercial, industrial and construction markets. We also sell engines to certain customers and service parts to our dealer network. Net sales, which include shipping and handling charges billed to customers, are recognized upon shipment of products to our customers. Related freight costs are included in cost of sales. Our generators and other products are fueled by natural gas, liquid propane, gasoline, diesel or Bi-Fuel™ systems with power output from 800W to 9mW. Our products are primarily manufactured and assembled at our Wisconsin and Mexico facilities and distributed through thousands of outlets across North America. Our smaller kW generators for the residential, portable and commercial markets are typically built to stock, while our larger kW products for the industrial markets are generally customized and built to order.

During 2012, our net sales were affected primarily by the U.S. economy as sales outside of the United States represented only approximately 7% of total net sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 7% of our net sales for the year ended December 31, 2012 and our top ten customers representing less than 29% of our net sales for the same period.

Costs of goods sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised over 85% of costs of goods sold for the year ended December 31, 2012. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our products smaller than 20kW. We source engines for certain of our smaller products and all of our products larger than 20kW. We design all the alternators for our units and manufacture alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality and value oriented suppliers.

The principal raw materials used in our manufacturing processes and in the manufacturing of the components we source are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity prices on our business through a continued focus on global sourcing, product design improvements and price increases in our products. However, there is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

Other sources of costs include our manufacturing facilities, factory overhead, labor and shipping costs. Factory overhead includes utilities, support personnel, depreciation, general supplies, support and maintenance. Although we attempt to maintain a flexible manufacturing cost structure, our margins can be impacted when we cannot timely adjust labor and manufacturing costs to match fluctuations in net sales.

Operating expenses

Our operating expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, risk management, legal and tax functions. All of these categories include personnel costs such as salaries, bonuses, employee benefit costs and taxes. We typically classify our operating expenses into four categories: selling and service, research and development, general and administrative, and amortization of intangibles.

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our national accounts and other personnel involved in the marketing and sales of our products. Warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses and media advertising. Marketing expenses generally increase as our sales efforts increase and are related to the launch of new product offerings and opportunities within selected markets or associated with specific events such as awareness marketing in areas impacted by major power outages, participation in trade shows and other events.

Research and development.    Our research and development expenses support over 130 active research and development projects. We currently operate five advanced engineering facilities and employ over 200 engineers who focus on new product development, existing product improvement and cost reduction. Our commitment to research and development has resulted in a significant portfolio of approximately 90 U.S. and international patents and patent applications. Our research and development costs are expensed as incurred.

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

Goodwill and trade name.    Goodwill primarily represents the excess of amount paid over the fair market value of net tangible and intangible assets acquired in business combinations.

Other indefinite-lived intangible assets consist of trade names. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had we not owned the trade name and instead licensed the trade name from another company.

During the fourth quarter of 2011, we recorded a non-cash charge which primarily related to the write down of a certain trade name. We refer you to Note 2, “Critical accounting policies—Goodwill and other intangible assets,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information about this charge.

Other income (expense)

Our other income (expense) includes the interest expense on our outstanding borrowings and amortization of debt financing costs. In November 2006, we entered into a $950.0 million first lien term loan, $430.0 million second lien term loan and $150.0 million revolving credit facility. In February 2010, we used the net proceeds from the initial closing of the initial public offering to pay down our second lien term loan in full and to pay down a portion of our first lien term loan. In addition, in March 2010, December 2010, April 2011 and December 2011, we used cash and cash equivalents on hand to further pay down our first lien term loan principal.  In February 2012, we paid our debt down further and entered into a new Credit Agreement.  The Credit Agreement provided for borrowings under a $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility. In May 2012, we amended and restated our existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million ABL Facility and an uncommitted $50.0 million incremental credit facility.  No amounts were outstanding under the revolving credit facility at December 31, 2012 and December 31, 2011. The amounts borrowed under our term loans bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. We also earn interest income on our cash and cash equivalents, which is included in other income (expense). We also recorded expenses related to interest rate swap agreements, which had a notional amount of $300.0 million outstanding at December 31, 2011 at an average rate of 1.5%, and a notional amount of $300.0 million outstanding at December 31, 2012 at an average rate of 2.0%. Other income (expense) may also include other financial items such as gain/loss on extinguishment of debt.

Costs related to acquisition.    In 2012, our other expenses include one-time transaction-related expenses related to the acquisition of the Ottomotores businesses. In 2011, our other expenses include one-time transaction-related expenses related to the acquisition of the Magnum business.

Results of operations

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2012	2011
Net sales	$1,176,306	$791,976
Costs of goods sold	735,906	497,322
Gross profit	440,400	294,654
Operating expenses:
Selling and service	101,448	77,776
Research and development	23,499	16,476
General and administrative	46,031	30,012
Amortization of intangibles	45,867	48,020
Trade name write-down	-	9,389
Total operating expenses	216,845	181,673
Income from operations	223,555	112,981
Total other expense, net	(67,203)	(26,015)
Income before provision for income taxes	156,352	86,966
Provision for income taxes	63,129	(237,677)
Net income	$93,223	$324,643

	Year ended December 31,
(Dollars in thousands)	2012	2011
Residential power products	$705,444	$491,016
Commercial & Industrial power products	410,341	250,270
Other	60,521	50,690
Net sales	$1,176,306	$791,976

Net sales. Net sales increased $384.3 million, or 48.5%, to $1,176.3 million for the year ended December 31, 2012 from $792.0 million for the year ended December 31, 2011. This increase was driven by a $214.4 million, or a 43.7% increase in residential product sales largely driven by increased demand created by major power outages in recent quarters along with expanded distribution and new product offerings.  Commercial & industrial product sales increased $160.1million, or 64.0%, driven primarily by the additional Magnum Products revenue, and to a lesser extent, increased shipments of natural gas backup generators.

Gross profit. Gross profit increased $145.7 million, or 49.5%, to $440.4 million for the year ended December 31, 2012 from $294.7 million for the year ended December 31, 2011. Gross profit margin for the year ended December 31, 2012 increased to 37.4% from 37.2% for the year ended December 31, 2011.  Gross margin increased over the prior year primarily due to the positive impact from price increases, improved manufacturing overhead absorption and moderation in commodity costs relative to the prior year.  These margin improvements were partially offset by the mix impact from the addition of Magnum Products sales.

Operating expenses. Operating expenses increased $35.2 million to $216.8 million for the year ended December 31, 2012 from $181.7 million for the year ended December 31, 2011.  These additional expenses were driven primarily by operating expenses associated with Magnum, increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company, increased incentive compensation expenses as a result of the Company’s financial performance during the year, and increased variable expenses resulting from the increase in organic sales.

Other expense. Other expense increased $41.2 million, or 158.3%, to $67.2 million for the year ended December 31, 2012 from $26.0 million for the year ended December 31, 2011.  Interest expense increased by $25.4 million, or 107.1% as a result of the higher debt levels from the May 2012 refinancing transaction. In addition, losses on extinguishment of debt increased $13.9 million in 2012 as a result of the February 2012 and May 2012 debt refinancing transactions.

Income tax expense. Income tax expense increased $300.8 million to a provision of $63.1 million for the year ended December 31, 2012 from a benefit of $237.7 million for the year ended December 31, 2011. The large income tax benefit in the prior year consisted primarily of the reversal of the full valuation allowance on the Company’s net deferred tax assets. We refer you to Note 9, “Income Taxes,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Net income. As a result of the factors identified above, we generated net income of $93.2 million for the year ended December 31, 2012 compared to net income of $324.6 million for the year ended December 31, 2011. The decrease in net income is due to the items previously described.

Adjusted EBITDA. Adjusted EBITDA, as reconciled in “Item 6 - Selected Financial Data,” increased to $289.8 million, compared to $188.5 million in 2011, due to the factors discussed above.

Adjusted net income. Adjusted Net Income, as reconciled in “Item 6 - Selected Financial Data,” increased to $220.8 million in 2012 compared to $147.2 million in 2011, due to the factors discussed above.

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year ended December 31,
(Dollars in thousands)	2011	2010
Net sales	$791,976	$592,880
Costs of goods sold	497,322	355,523
Gross profit	294,654	237,357
Operating expenses:
Selling and service	77,776	57,954
Research and development	16,476	14,700
General and administrative	30,012	22,599
Amortization of intangibles	48,020	51,808
Trade name write-down	9,389	-
Total operating expenses	181,673	147,061
Income (loss) from operations	112,981	90,296
Total other expense, net	(26,015)	(33,076)
Loss before provision for income taxes	86,966	57,220
Provision for income taxes	(237,677)	307
Net loss	$324,643	$56,913

	Year ended December 31,
(Dollars in thousands)	2011	2010
Residential power products	$491,016	$372,782
Commercial & Industrial power products	250,270	183,555
Other	50,690	36,543
Net sales	$791,976	$592,880

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

Gross profit. Gross profit increased $57.3 million, or 24.1%, to $294.7 million for the year ended December 31, 2011 from $237.4 million for the year ended December 31, 2010, primarily due to the factors affecting net sales described above. As a percent of net sales, gross profit margin for the year ended December 31, 2011 decreased to 37.2% from 40.0% for the year ended December 31, 2010. This decline is primarily attributable to a higher sales mix of lower margin portable generators during 2011 and the mix impact from the addition of the Magnum Products business during the fourth quarter of 2011. To a lesser extent, higher commodity costs versus the prior year also contributed to the year-over-year gross margin decline.

Operating expenses. Operating expenses increased $34.6 million to $181.7 million for the year ended December 31, 2011 from $147.1 million for the year ended December 31, 2010.  Selling and service expenses increased $19.8 million due to higher variable operating expenses and incentive compensation as a result of higher sales experienced during 2011.  General and administration costs increased $7.4 million mainly due to increased incentive compensation and incremental stock-based compensation expense.  Operating expenses also increased in 2011 as a result of investments made in infrastructure to support the strategic growth initiatives of the Company. In addition, in the fourth quarter of 2011 the Company recorded a $9.4 million non-cash charge which primarily related to the write down of a certain trade name as we strategically transition to the Generac brand. The fourth quarter of 2011 also includes operating expenses of the Magnum Products business.

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

Income tax expense. Income tax expense decreased $238.0 million to a benefit of $237.7 million for the year ended December 31, 2011 from $0.3 million for the year ended December 31, 2010 due to a reversal of the full valuation allowance on net deferred tax assets.  See discussion in Item 8 – Financial Statements and Supplementary Data – Note 9 for additional information.

Net income. As a result of the factors identified above, we generated net income of $324.6 million for the year ended December 31, 2011 compared to a net income of $56.9 million for the year ended December 31, 2010. The increase in net income is due to the items previously described.

Adjusted EBITDA. Adjusted EBITDA, as reconciled in “Item 6 - Selected Financial Data,” increased to $188.5 million, compared to $156.2 million in 2010, due to the factors discussed above.

Adjusted net income. Adjusted Net Income, as reconciled in “Item 6 - Selected Financial Data,” increased to $147.2 million in 2011 compared to $116.0 million in 2010, due to the factors discussed above.

Liquidity and financial position

Our primary cash requirements include the payment of our raw material and components suppliers, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our revolving credit facility. In November 2006, Generac Power Systems entered into a seven-year $950.0 million first lien term loan, a seven-and-a-half year $430.0 million second lien term loan, and a six-year $150.0 million revolving credit facility. During 2010 and 2011, we used the net proceeds of our initial public offering and a substantial portion of our cash and cash equivalents on hand totaling $493.8 million to pay down our second lien term loans in full and to repay a portion of our first lien term loan. In February 2012, we paid our debt down further and entered into a new Credit Agreement.  The Credit Agreement provided for borrowings under a $150.0 million revolving credit facility, a $325.0 million tranche A term loan facility and a $250.0 million tranche B term loan facility.  Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes.  In May 2012, we amended and restated our existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million ABL Facility and an uncommitted $50.0 million incremental credit facility.  Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement. The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock (”dividend recapitalization”).

As a result of these refinancing transactions, the outstanding balance on the Term Loan Credit Agreement at December 31, 2012 is $881.3 million.  At December 31, 2012, we had cash and cash equivalents of $108.0 million and $147.0 million of availability under our revolving credit facility. Our total indebtedness was $893.8 million at December 31, 2012, which includes a local bank facility at Ottomotores Mexico.

Long-term liquidity

We believe that our cash flow from operations, our availability under our revolving credit facility, combined with our relatively low ongoing capital expenditure requirements and favorable tax attributes, will provide us with sufficient capital to continue to grow our business in the next twelve months and beyond. We will use a portion of our cash flow to pay principal and interest on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may in the future require additional capital to fund working capital, capital expenditures, or acquisitions.

Cash flow

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table summarizes our cash flows by category for the periods presented:
	Year ended December 31,
(Dollars in thousands)	2012	2011	Change	% Change
Net cash provided by operating activities	$235,594	$169,712	$65,882	38.8%
Net cash used in investing activities	$(69,345)	$(95,953)	$26,608	27.7%
Net cash used in financing activities	$(151,352)	$(59,216)	$(92,136)	(155.6)%

Net cash provided by operating activities was $235.6 million for 2012 compared to $169.7 million in 2011.  This increase of $65.9 million, or 38.8%, is primarily attributable to strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates.

Net cash used for investing activities for the year ended December 31, 2012 was $69.3 million.  This included $22.4 million used for the purchase of property and equipment and $47.0 million for the acquisition of the Ottomotores businesses. Net cash used for investing activities for the year ended December 31, 2011 was $96.0 million and included $12.1 million used for the purchase of property and equipment and $83.9 million for the acquisition of the Magnum Products business. The increase in purchases of property and equipment was primarily driven by the purchase of a manufacturing facility and expansion of our corporate headquarters and engineering lab facilities.

Net cash used in financing activities was $151.4 million for the year ended December 31, 2012, an increase of $92.1 million in net cash outflows from 2011 primarily representing the net cash impact of our refinancing activities and dividend recapitalization transaction during the first half of 2012, including gross proceeds from long-term borrowings of $1,455.6 million offset by $1,175.1 million of long-term borrowing repayments. The Company made $25.7 million of cash payments for transaction fees incurred in connection with these refinancing transactions. Following the refinancing, the Company paid a special cash dividend of $6.00 per share ($404.3 million, which excludes dividends for unvested restricted stock) on the Company’s common stock during the second quarter of 2012.

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table summarizes our cash flows by category for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2011	2010	Change	% Change
Net cash provided by operating activities	$169,712	$114,481	$55,231	48.2%
Net cash used in investing activities	$(95,953)	$(11,204)	$(84,749)	(756.4)%
Net cash used in financing activities	$(59,216)	$(186,001)	$126,785	68.2%

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

Senior secured credit facilities

In November 2006, as part of the CCMP Transactions, Generac Power Systems (the "Borrower") entered into (i) a first lien credit facility with Goldman Sachs Credit Partners L.P., as administrative agent, composed of (x) a $950.0 million term loan, which was scheduled to mature in November 2013 and (y) a $150.0 million revolving credit facility, which was scheduled to mature in November 2012, and (ii) a second lien credit facility with JP Morgan Chase Bank, N.A., as administrative agent, composed of a $430.0 million term loan, which was scheduled to mature in May 2014.

During 2010 and 2011, we used the net proceeds of our initial public offering and a substantial portion of our cash and cash equivalents on hand totaling $493.8 million to pay down our second lien term loans in full and to repay a portion of our first lien term loans.  As a result of these pay downs, the outstanding balance on the first lien credit facility was reduced to $597.9 million as of December 31, 2011, and our second lien credit facility was repaid in full and terminated. We refer you to Note 6, “Credit Agreements,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information about this credit facility.

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million against its first lien term loan and entered into new senior secured credit facilities.  The new credit facilities included a new five-year $150.0 million revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds from loans made under the new credit facilities were used to repay in full all first lien term loans outstanding under our former first lien credit facility, and for general corporate purposes.  As a result of the repayments of debt and refinancing, our total indebtedness was $575.0 million and there were no borrowings on the revolving credit facility at February 9, 2012.

From February 9, 2012 through May 30, 2012, the new revolving credit facility and tranche A term loan facility initially incurred interest at rates based upon either a base rate plus an applicable margin of 1.25% or adjusted LIBOR rate plus an applicable margin of 2.25%.  The tranche B term loan facility incurred interest at rates based upon either a base rate (which, with respect to such tranche B term loan facility, will not be less than 2.00%) plus an applicable margin of 1.75% or adjusted LIBOR rate (which, with respect to such tranche B term loan facility, will not be less than 1.00%) plus an applicable margin of 2.75%.  In subsequent periods through May 30, 2012, the new revolving credit facility and the tranche A term loan facility incurred interest at rates based upon either a base rate plus an applicable margin ranging from 0.75% to 1.50% or adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.50%, each determined based on a leverage ratio.

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provides for a $900.0 million term loan B credit facility (“Term Loan”) and a $125.0 million uncommitted incremental term loan facility.  The Term Loan Credit Agreement matures on May 30, 2018.  Proceeds from the Term Loan were used to repay the Company’s previous Credit Agreement. The remaining proceeds from the Term Loan were used, along with cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock. We refer you to Note 13, “Special Cash Dividend,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

The Term Loan amortizes in equal installments of 0.25% of the original principal amount of the Term Loan payable on the first day of April, July, October and January commencing on October 1, 2012 until the maturity date of the Term Loan. The final principal repayment installment of the Term Loan is required to be repaid on the maturity date in an amount equal to the aggregate principal amount of the Term Loan outstanding on such date. In February 2013, the Borrower made an $80.0 million debt prepayment that was applied to all required future principal amortizations.  The Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 4.00% or adjusted LIBOR rate plus an applicable margin of 5.00%, subject to a LIBOR floor of 1.25%.

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

The effective interest rate on the Term Loan on December 31, 2012, inclusive of the impact of outstanding interest rate swaps, was 6.5%.  The effective interest rate, excluding the effect of interest rate swaps in place on the Term Loan on December 31, 2012, was 6.3%.

Concurrent with the closing of the Term Loan Credit Agreement, on May 30, 2012, the Borrower also entered into a new revolving credit agreement (the “ABL Credit Agreement”) with certain commercial banks and other lenders. The ABL Credit Agreement provides for borrowings under a $150.0 million senior secured ABL revolving credit facility (the “ABL Facility”). The size of the ABL Facility could increase by $50.0 million pursuant to an uncommitted incremental credit facility. The ABL Credit Agreement matures May 30, 2017.

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

Borrowings under the ABL Facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5 million) (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the lesser of the aggregate commitments and the applicable borrowing base under the ABL Facility or (ii) $10.0 million. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described above.  The Company is required to pay an ABL Facility commitment fee of 0.50% on the average available unused commitment.  As of December 31, 2012, the Company had $147.0 million of availability under the ABL facility, net of outstanding letters of credit. As of December 31, 2012, the Company’s interest rate on the ABL Facility was 1.96%.  There were no borrowings outstanding under the ABL Facility as of December 31, 2012.

The ABL Credit Agreement provides the Company the ability to issue letters of credit. Outstanding undrawn letters of credit reduced availability under the Company’s ABL Facility. The letters of credit accrued interest at a rate of 1.88%, paid quarterly on the undrawn daily aggregate exposure of the preceding quarter. This rate is subject to meeting certain financial ratios.  At December 31, 2012 and 2011, letters of credit outstanding were $3.0 million and $5.8 million, and interest rates were 1.88% and 2.13% respectively.

Covenant compliance

The first lien credit facility in place at December 31, 2011 required Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in such first lien credit facility).  We refer to the calculation of EBITDA under and as defined in such first lien credit facility in this annual report as “Covenant EBITDA.”  Covenant EBITDA and the leverage ratio were calculated based on the four most recently completed fiscal quarters of Generac Power Systems.  Based on the formulations set forth in the first lien credit facility, Generac Power Systems was required to maintain a maximum leverage ratio of 4.75 to 1.00 as of December 31, 2011 and for the remainder of the term of such first lien credit agreement.  As of December 31, 2011, Generac Power Systems’ leverage ratio was 2.83 to 1.00.  Failure to comply with this covenant would have resulted in an event of default under the first lien credit facility unless waived by the lender thereunder.  Generac Power Systems was in compliance with the financial covenants under the first lien credit facility as of December 31, 2010 and December 31, 2011.  We refer you to Note 6, “Credit Agreements,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information about the first lien credit facility.

Effective February 9, 2012 through May 30, 2012, the new credit facilities required Generac Power Systems to maintain a leverage ratio of consolidated total debt, net of unrestricted cash and marketable securities, to EBITDA (as defined in the new credit agreement) and an interest coverage ratio of EBITDA to cash interest expense (as defined in the new credit agreement).  The calculation of EBITDA under and as defined in the new credit agreement is referred to in this annual report as “Covenant EBITDA.”  Covenant EBITDA, the leverage ratio and interest coverage ratio were calculated based on the four most recently completed fiscal quarters of Generac Power Systems.  Based on the formulations set forth in the new credit agreement, Generac Power Systems was required to maintain a maximum leverage ratio of 4.00 to 1.00 from the periods June 30, 2012 to September 30, 2012, and 3.75 to 1.00 thereafter.  Additionally, Generac Power Systems was required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from June 30, 2012 to September 30, 2012, 2.75 to 1.00 from December 31, 2012 to June 30, 2013, 3.00 to 1.00 from September 30, 2013 to June 30, 2014 and 3.25 to 1.00 thereafter.

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provides for a $900.0 million term loan B credit facility (“Term Loan”).

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

Concurrent with the closing of the Term Loan Credit Agreement, on May 30, 2012, the Borrower also entered into a new revolving credit agreement (the “ABL Credit Agreement”) with certain commercial banks and other lenders. The ABL Credit Agreement provides for borrowings under a $150.0 million senior secured ABL revolving credit facility (the “ABL Facility”). The size of the ABL Facility could increase by $50.0 million pursuant to an uncommitted incremental credit facility. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described above.

As of December 31, 2012, $881.3 million of borrowings were outstanding under the Term Loan.  As of December 31, 2011, $597.9 million of borrowings were outstanding under the first lien credit facility.  On February 11, 2013, Generac Power Systems repaid an additional $80.0 million against its Term Loan, which was applied against all required future principal amortizations.  As of February 11, 2013, a total of $801.3 million were outstanding under the Term Loan. There were no borrowings outstanding under the ABL Facility as of December 31, 2012.

Contractual obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2012 (dollars in thousands):

Payment due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt, including current portion(1)	$881,268	$82,250	$-	$-	$799,018
Interest on long-term debt(2)	279,703	51,618	103,353	103,495	21,237
Operating leases	1,760	825	809	126	-
Total contractual cash obligations(3)	$1,162,731	$134,693	$104,162	$103,621	$820,255

(1) On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provides for a $900.0 million term loan B credit facility (“Term Loan”) and a $125.0 million uncommitted incremental term loan facility.  The Term Loan Credit Agreement matures on May 30, 2018. In February 2013, the Borrower made an $80.0 million debt prepayment that was applied to all required future principal amortizations.

(2) Assumes $80.0 million voluntary prepayment on February 11, 2013, and remaining debt will remain outstanding until maturity and using the interest rates in effect for our senior secured credit facilities as of December 31, 2012.

(3) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $1.0 million to our pension plans in 2013.

Capital expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion and upgrades. Capital expenditures were $22.4 million and $12.1 million for the years ended December 31, 2012 and 2011, respectively, and were funded through cash from operations.

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

Total inventory financed accounted for approximately 6% of net sales for the year ended December 31, 2011 and approximately 7% of net sales for the year ended December 31, 2012. The amount financed by dealers which remained outstanding was $10.0 million and $16.6 million as of December 31, 2011 and 2012, respectively.

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

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company conducts its annual impairment test for goodwill on October 31st of each year. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

The Company uses a two-step process to test for goodwill impairment. First, the reporting unit's fair value is compared to its carrying value. Fair value is estimated using a combination of qualitative analyses, a discounted cash flow approach and a market approach.  If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the potential impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company performed the required annual impairment tests for fiscal years 2012, 2011 and 2010 and found no impairment of goodwill.

Other indefinite-lived intangible assets consist of trade names. The Company tests the carrying value these trade names by comparing the assets fair value to its carrying value.  Fair value was measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company. The Company conducts its annual impairment test for indefinite-lived intangible assets on October 31st of each year.

The Company performed the required annual impairment tests for fiscal years 2012 and 2010 and found no impairment of indefinite-lived trade names. During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9.4 million non-cash trade name impairment charge as of October 31, 2011 which primarily related to the write down of the impacted trade name to net realizable value.

We can make no assurances that remaining goodwill or indefinite-lived trade names will not be impaired in the future. When preparing a discounted cash flow analysis, we make a number of key estimates and assumptions. We estimate the future cash flows of the business based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and inflation rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted average cost of capital for the business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market betas, risk-free rate of return and estimated costs of borrowing. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year. Additionally, since our measurement also considers a market approach, changes in comparable public company multiples can also materially impact our impairment analysis.

In the long term, our remaining goodwill and indefinite-lived trade name balances could be further impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

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

Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for fiscal year 2012 used a discount rate of 4.10% for the salaried pension plan and 4.14% for the hourly pension plan. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody's Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service adjusted for future potential wage increases.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $1.0 million in contributions to our pension plans in 2013.

Allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and other contingencies

The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. These reserves are reflected under Notes 2, 4, 5 and 16 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Derivative accounting

We have interest rate swap contracts, or the Swaps, in place to fix a portion of our variable rate indebtedness. Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various dates through October 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the consolidated statements of comprehensive income as interest expense.

As required by ASC 815 Derivatives and Hedging, we record the Swaps at fair value pursuant to ASC 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value. When determining the fair value of the Swaps, we considered our credit risk in accordance with ASC 820. The fair value of the Swaps, including the impact of credit risk, at December 31, 2012 and 2011 was a liability of $3.0 million and $5.3 million, respectively.

Income taxes

We account for income taxes in accordance with ASC 740 Income Taxes. Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal, state and international income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

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

Ottomotores Brazil, acquired in the Ottomotores acquisition in December 2012, is in a three-year cumulative net loss position and therefore we have not considered expected future taxable income in analyzing the realizability of their deferred tax assets as of December 31, 2012.  As a result, a full valuation allowance was recorded in the opening balance sheet for the deferred tax assets of Ottomotores Brazil.

In performing the assessment of the realization of our deferred tax assets as of December 31, 2012, excluding Ottomotores Brazil, we have determined that it is more likely than not that our deferred tax assets will be realized, and therefore no valuation allowance is required.

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

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, we refer you to Note 2, “New Accounting Pronouncements,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Foreign currency

We are exposed to foreign currency exchange risk as a result of purchasing from suppliers in other countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. Realized and unrealized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold. At December 31, 2012 and December 31, 2011, we had no foreign exchange contracts outstanding.

On February 18, 2010, we entered into a ten-month foreign currency average rate option transaction for Euros with a total notional amount of $2.5 million and a termination date of December 31, 2010. Total losses recognized in the consolidated statement of comprehensive income for foreign currency contracts were $100,000. The primary objective of this hedging activity is to mitigate the impact of potential price fluctuations of the Euro on our financial results.

With the purchase of the Ottomotores businesses in December 2012, a small portion of revenues and expenses are now denominated in Mexican Pesos and Brazilian Real.

Commodity prices

We are a purchaser of commodities and of components manufactured from commodities, including steel, aluminum, copper and others. As a result, we are exposed to fluctuating market prices for those commodities. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the supplier as part of the purchase process. Depending on the supplier, these market prices may reset on a periodic basis based on negotiated lags. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies or supply chain savings to offset increases in commodity costs.

Periodically, we engage in certain commodity risk management activities. The primary objectives of these activities are to understand and mitigate the impact of potential price fluctuations on our financial results. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

We primarily utilize commodity contracts with maturities of one year or less. These are intended to offset the effect of price fluctuations on actual inventory purchases. The primary objective of the hedge is to mitigate the impact of potential price fluctuations of copper on our financial results. As of December 31, 2012, we had the following commodity forward contracts outstanding (in thousands):

Hedged Item	Number of Contracts Outstanding	Effective Date	Aggregate Notional Amount	Fixed Copper Price
Copper	1	January 1, 2013 to September 30, 2013	$3,472	$3.50 per LB

For additional information on the Company’s commodity forward contracts, including amounts charged to the statement of comprehensive income during 2012, see Note 2 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Interest rates

As of December 31, 2012, a portion of the outstanding debt under our term loans was subject to floating interest rate risk. As of this date, we had the following interest rate swap contracts outstanding (in thousands):

Hedged Item		Effective Date	Notional Amount		Expiration Date
	Contract Date			Fixed LIBOR Rate
Interest rate	April 1, 2011	October 1, 2012	$100,000	2.22%	October 1, 2013
Interest rate	April 1, 2011	July 1, 2012	$200,000	1.905%	July 1, 2013

At December 31, 2012, the fair value of the swaps reduced for our credit risk and excluding related accrued interest was a liability of $3.0 million. For additional information on the Company’s interest rate swaps, including amounts charged to the statement of comprehensive income during 2012, see Note 2 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our term loans that are not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $0.5 million (or, without the swaps in place, $0.3 million). The existence of a 1.25% LIBOR floor provision in our new Term Loan Credit Agreement, effective May 30, 2012, significantly limits the impact of a hypothetical 100 basis point change in LIBOR at current December 31, 2012 LIBOR rates.

Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31, 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various dates through October 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the consolidated statements of comprehensive income as interest expense.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Generac Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ottomotores UK Ltd., which is included in the December 31, 2012 consolidated financial statements of Generac Holdings Inc. and constituted 4.6% and 8.7% of total and net assets, respectively, as of December 31, 2012 and 0.6% and 0.3% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Generac Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Ottomotores UK Ltd.

In our opinion, Generac Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and related consolidated statements of comprehensive income, redeemable stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Generac Holdings Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA
March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, redeemable stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA
March 13, 2013

Generac Holdings Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$108,023	$93,126
Accounts receivable, less allowance for doubtful accounts of $1,166 in 2012 and $789 in 2011	134,978	109,705
Inventories	225,817	162,124
Deferred income taxes	48,687	14,395
Prepaid expenses and other assets	5,048	3,915
Total current assets	522,553	383,265

Property and equipment, net	104,718	84,384

Customer lists, net	37,823	72,897
Patents, net	70,302	78,167
Other intangible assets, net	5,783	7,306
Deferred financing costs, net	13,987	3,459
Trade names, net	158,831	148,401
Goodwill	552,943	547,473
Deferred income taxes	136,754	227,363
Other assets	153	78
Total assets	$1,603,847	$1,552,793

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$12,550	$–
Accounts payable	94,543	81,053
Accrued wages and employee benefits	19,435	14,439
Other accrued liabilities	86,081	47,024
Current portion of long-term borrowings	82,250	22,874
Total current liabilities	294,859	165,390

Long-term borrowings	799,018	575,000
Other long-term liabilities	46,342	43,514
Total liabilities	1,140,219	783,904

Stockholders’ equity:
Common stock (formerly Class A non-voting common stock), par value $0.01, 500,000,000 shares authorized, 68,295,960 and 67,652,812 shares issued and outstanding at December 31, 2012 and 2011, respectively	683	676
Additional paid-in capital	743,349	1,142,701
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(63,792)	(157,015)
Accumulated other comprehensive loss	(14,496)	(15,357)
Total stockholders’ equity	463,628	768,889

Total liabilities and stockholders’ equity	$1,603,847	$1,552,793

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2012	2011	2010

Net sales	$1,176,306	$791,976	$592,880
Costs of goods sold	735,906	497,322	355,523
Gross profit	440,400	294,654	237,357

Operating expenses:
Selling and service	101,448	77,776	57,954
Research and development	23,499	16,476	14,700
General and administrative	46,031	30,012	22,599
Amortization of intangibles	45,867	48,020	51,808
Trade name write-down	–	9,389	–
Total operating expenses	216,845	181,673	147,061
Income from operations	223,555	112,981	90,296

Other (expense) income:
Interest expense	(49,114)	(23,718)	(27,397)
Loss on extinguishment of debt	(14,308)	(377)	(4,809)
Investment income	79	110	235
Costs related to acquisition	(1,062)	(875)	–
Other, net	(2,798)	(1,155)	(1,105)
Total other expense, net	(67,203)	(26,015)	(33,076)

Income before provision for income taxes	156,352	86,966	57,220
Provision (benefit) for income taxes	63,129	(237,677)	307
Net income	93,223	324,643	56,913

Preferential distribution to:
Series A preferred stockholders	–	–	(2,042)
Class B common stockholders	–	–	(12,133)
Beneficial conversion	–	–	(140,690)
Net income (loss) attributable to common stockholders (formerly Class A common stockholders)	$93,223	$324,643	$(97,952)

Net income (loss) per common share - basic:
Common stock (formerly Class A common stock)	$1.38	$4.84	$(1.65)
Class B common stock	n/a	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A common stock)	$1.35	$4.79	$(1.65)
Class B common stock	n/a	n/a	$505

Weighted average common shares outstanding - basic:
Common stock (formerly Class A common stock)	67,360,632	67,130,356	59,364,958
Class B common stock	n/a	n/a	24,018

Weighted average common shares outstanding - diluted:
Common stock (formerly Class A common stock)	69,193,138	67,797,371	59,364,958
Class B common stock	n/a	n/a	24,018

Dividends declared per share	$6.00	$–	$–

Other comprehensive income (loss):
Amortization of unrealized loss on interest rate swaps	$2,082	$–	$–
Foreign currency translation adjustment	(34)	–	–
Net unrealized gain (loss) on derivatives	365	(683)	(4,145)
Pension liability adjustment	(1,552)	(4,922)	(1,115)
Other comprehensive income (loss)	861	(5,605)	(5,260)
Comprehensive income	$94,084	$319,038	$51,653

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Dollars in Thousands, Except Share Data)

	Redeemable
	Series A Preferred Stock		Class B Common Stock		Common Stock (formerly Class A Common Stock)		Additional Paid-In	Excess Purchase Price Over Predecessor	Retained Earnings(Accumulated	Accumulated Other Comprehensive Income	Stockholder Notes	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Basis	Deficit)	(Loss)	Receivable	Equity

Balance at December 31, 2009	11,311	$113,109	24,018	$765,096	1,617	$–	$2,394	$(202,116)	$(538,571)	$(4,492)	$(29)	$(742,814)
Unrealized loss on interest rate swaps	–	–	–	–	–	–	–	–	–	(4,145)	–	(4,145)
Repayment of stockholder notes receivable	–	–	–	–	–	–	–	–	–	–	29	29
Corporate reorganization	(11,311)	(113,109)	(24,018)	(765,096)	28,368,581	284	877,921	–	–	–	–	878,205
Beneficial conversion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(140,690)	–	–	–	–	(140,690)
Accumulated accretion related to Class B Common and Series A Preferred stockholders	–	–	–	–	–	–	(303,305)	–	–	–	–	(303,305)
Issuance of Common stock (formerly Class A Common stock) resulting from the beneficial conversion and accumulated accretion	–	–	–	–	18,002,337	180	443,815	–	–	–	–	443,995
Proceeds from public stock offering	–	–	–	–	20,700,500	207	247,424	–	–	–	–	247,631
Net income	–	–	–	–	–	–	–	–	56,913	–	–	56,913
Share-based compensation	–	–	–	–	451,561	5	6,358	–	–	–	–	6,363
Pension liability adjustment	–	–	–	–	–	–	–	–	–	(1,115)	–	(1,115)

Balance at December 31, 2010	–	–	–	–	67,524,596	$675	$1,133,918	$(202,116)	$(481,658)	$(9,752)	$–	$441,067
Unrealized loss on interest rate swaps, net of tax of $440	–	–	–	–	–	–	–	–	–	(683)	–	(683)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	–	–	–	–	128,216	1	(63)	–	–	–	–	(62)
Excess tax benefits from equity awards	–	–	–	–	–	–	200	–	–	–	–	200
Share-based compensation	–	–	–	–	–	–	8,646	–	–	–	–	8,646
Pension liability adjustment, net of tax of $3,173	–	–	–	–	–	–	–	–	–	(4,922)	–	(4,922)
Net income	–	–	–	–	–	–	–	–	324,643	–	–	324,643

Balance at December 31, 2011	–	–	–	–	67,652,812	$676	$1,142,701	$(202,116)	$(157,015)	$(15,357)	$–	$768,889
Unrealized gain on interest rate swaps, net of tax of $236	–	–	–	–	–	–	–	–	–	365	–	365
Amortization of unrealized loss on interest rate swaps, net of tax of $95	–	–	–	–	–	–	–	–	–	2,082	–	2,082
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(34)	–	(34)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	–	–	–	–	643,148	7	(6,431)	–	–	–	–	(6,424)
Excess tax benefits from equity awards	–	–	–	–	–	–	4,588	–	–	–	–	4,588
Share-based compensation	–	–	–	–	–	–	10,780	–	–	–	–	10,780
Dividends declared	–	–	–	–	–	–	(408,289)	–	–	–	–	(408,289)
Pension liability adjustment, net of tax of $1,001	–	–	–	–	–	–	–	–	–	(1,552)	–	(1,552)
Net income	–	–	–	–	–	–	–	–	93,223	–	–	93,223

Balance at December 31, 2012	–	–	–	–	68,295,960	$683	$743,349	$(202,116)	$(63,792)	$(14,496)	$–	$463,628

See notes to consolidated financial statements

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2012	2011	2010

Operating activities
Net income	$93,223	$324,643	$56,913
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	8,293	8,103	7,632
Amortization of intangible assets	45,867	48,020	51,808
Trade name write-down	–	9,389	–
Amortization of original issue discount	1,598	–	–
Amortization of deferred finance costs	2,161	1,986	2,439
Amortization of unrealized loss on interest rate swaps	2,082	–	–
Loss on extinguishment of debt	14,308	377	4,809
Provision for losses on accounts receivable	204	(7)	(124)
Deferred income taxes	62,429	(238,170)	–
Loss on disposal of property and equipment	261	10	56
Share-based compensation expense	10,780	8,646	6,363
Net changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(137)	(22,235)	(8,621)
Inventories	(31,656)	(11,224)	(3,151)
Other assets	(8,416)	(6,834)	1,177
Accounts payable	(3,898)	18,517	7,896
Accrued wages and employee benefits	3,168	6,516	(197)
Other accrued liabilities	35,327	21,975	(12,519)
Net cash provided by operating activities	235,594	169,712	114,481

Investing activities
Proceeds from sale of property and equipment	91	14	76
Expenditures for property and equipment	(22,392)	(12,060)	(9,631)
Acquisition of business, net of cash acquired	(47,044)	(83,907)	(1,649)
Net cash used in investing activities	(69,345)	(95,953)	(11,204)

Financing activities
Proceeds from short-term borrowings	23,018	–	–
Proceeds from long-term borrowings	1,455,614	–	–
Repayments of short-term borrowings	(23,000)	–	–
Repayments of long-term borrowings	(1,175,124)	(59,355)	(434,310)
Payment of debt issuance costs	(25,691)	–	–
Cash dividends paid	(404,332)	–	–
Taxes paid related to the net share settlement of equity awards	(6,425)	(371)	–
Excess tax benefits from equity awards	4,588	200	–
Proceeds from issuance of common stock	–	–	248,309
Proceeds from exercise of stock options	–	310	–
Net cash used in financing activities	(151,352)	(59,216)	(186,001)

Net increase (decrease) in cash and cash equivalents	14,897	14,543	(82,724)
Cash and cash equivalents at beginning of period	93,126	78,583	161,307
Cash and cash equivalents at end of period	$108,023	$93,126	$78,583

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$33,076	$24,264	$36,796
Income taxes	2,811	437	322

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

1. Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp., which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary and the Borrower). The Company is a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light-commercial, industrial and construction markets.

Initial Public Offering and Conversion of Class B Common Stock and Series A preferred Stock

On February 17, 2010, the Company completed its initial public offering (IPO) of 18,750,000 shares of our common stock at a price of $13.00 per share. Prior to completion of the IPO, the Company had various classes of equity securities that contained conversion features, distribution rights, and liquidation preferences. Upon completion of our IPO, all shares of the Company’s Series A Preferred Stock and Class B Common Stock were converted into shares of common stock.  Please refer to Note 7, “Redeemable Stock and Stockholders’ Equity (Deficit),” for additional information.

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

One customer accounted for approximately 9% and 12% of accounts receivable at December 31, 2012 and December 31, 2011, respectively.  No one customer accounted for greater than 7%, 10% and 10%, respectively, of net sales during the years ended December 31, 2012, 2011, or 2010.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

Customer Lists, Patents, and Other Intangible Assets

The following table summarizes intangible assets by major category as of December 31, 2012 and 2011:

	Weighted Average	2012			2011
	Amortization Years	Cost	Accumulated Impairment	Amortized Cost	Cost	Accumulated Impairment	Amortized Cost
Indefinite lived intangible assets
Trade names		$168,220	$(9,389)	$158,831	$157,790	$(9,389)	$148,401

		Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Finite lived intangible assets
Trade names	0	$8,775	$(8,775)	$-	$8,715	$(8,715)	$-
Customer lists	7	273,355	(235,532)	37,823	272,050	(199,153)	72,897
Patents	15	118,921	(48,619)	70,302	118,881	(40,714)	78,167
Unpatented technology	11	13,165	(7,696)	5,469	13,165	(6,325)	6,840
Software	8	1,014	(779)	235	1,014	(650)	364
Non-compete	5	113	(34)	79	113	(11)	102
Total finite lived intangible assets		$415,343	$(301,435)	$113,908	$413,938	$(255,568)	$158,370

Amortization of intangible assets was $45,867, $48,020 and $51,808 in 2012, 2011 and 2010, respectively. During the fourth quarter of 2011, the Company wrote down its trade name indefinite-lived intangible asset. See the Goodwill and Other Indefinite-Lived Intangible Assets section for further discussion. Estimated amortization expense each year for the five years subsequent to December 31, 2012 is as follows: 2013, $24,084; 2014, $16,686; 2015, $15,480; 2016, $13,668; 2017, $10,328.

Debt Issuance Costs

Direct and incremental costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements.  Approximately $3,759, $1,986, and $2,439 of deferred financing costs and original issue discounts were amortized to interest expense during fiscal years 2012, 2011 and 2010, respectively. Estimated amortization expense each year for the five years subsequent to December 31, 2012 is as follows: 2013, $5,105; 2014, $5,360; 2015, $5,634; 2016, $5,944; 2017, $5,960.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company conducts its annual impairment test for goodwill on October 31st of each year. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

The Company uses a two-step process to test for goodwill impairment. First, the reporting unit's fair value is compared to its carrying value. Fair value is estimated using a combination of qualitative analyses, a discounted cash flow approach and a market approach.  If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the potential impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company performed the required annual impairment tests for fiscal years 2012, 2011 and 2010 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31, 2012			Year ended December 31, 2011
	Gross	Accumulated Impairment	Net Goodwill	Gross	Accumulated Impairment	Net Goodwill
Balance at beginning of year	$1,050,666	$(503,193)	$547,473	$1,030,341	$(503,193)	$527,148
Acquisition of a business, net	5,470	—	5,470	20,325	—	20,325
Balance at end of year	$1,056,136	$(503,193)	$552,943	$1,050,666	$(503,193)	$547,473

The Company acquired two businesses during fiscal 2012 for a combined purchase price of $47,044, net of cash acquired, which resulted in additional goodwill of $5,545.  Separately, the Magnum purchase price allocation was finalized during the third quarter of 2012, which resulted in an adjustment to goodwill of $(75). The Company acquired one business during fiscal 2011 for $85,490, net of cash acquired and inclusive of estimated earn-out payments. This resulted in additional goodwill of $20,337. Offsetting this increase in goodwill was a $(12) adjustment to goodwill recorded during the second quarter of 2011 due to finalization of the purchase price allocation from a 2010 acquisition. A majority of goodwill amounts are deductible for tax purposes.

Other indefinite-lived intangible assets consist of trade names. The Company tests the carrying value these trade names by comparing the assets fair value to its carrying value.  Fair value was measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company. The Company conducts its annual impairment test for indefinite-lived intangible assets on October 31st of each year.

The Company performed the required annual impairment tests for fiscal years 2012 and 2010 and found no impairment of indefinite-lived trade names. During the fourth quarter of 2011, the Company decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, the Company recorded a $9,389 non-cash trade name impairment charge as of October 31, 2011 which primarily related to the write down of the impacted trade name to net realizable value.  There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

Revenue Recognition

Sales, net of estimated returns and allowances, are recognized upon shipment of product to the customer, which is when title passes, the Company has no further obligations, and the customer is required to pay. The Company, at the request of certain customers, will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customers take possession of the product. The funds collected on product warehoused for these customers are recorded as a customer advance until the customer takes possession of the product and the Company’s obligation to deliver the goods is completed. Customer advances are included in accrued liabilities in the accompanying consolidated balance sheets.

The Company provides for certain estimated sales promotion and incentive expenses which are recognized as a reduction of sales.

Historically, product returns, whether in the normal course of business or resulting from repurchases made under a floor plan financing program, have not been material.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of goods sold in the consolidated statements of comprehensive income.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the accompanying consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $13,360, $11,742, and $11,985 for the years ended December 31, 2012, 2011, and 2010, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $23,499, $16,476, and $14,700 for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Translation and Transactions

Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Stockholders’ Equity.

Realized and unrealized gains and losses on transactions denominated in foreign currency are generally recorded in earnings as a component of cost of goods sold.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, pension liability adjustments and unrealized losses on certain cash flow hedges. The components of accumulated other comprehensive loss at December 31, 2012 and 2011 were:

	December 31,
	2012	2011
Foreign currency translation adjustments	$(34)	$-
Pension liability, net of tax of $(4,174) and $(3,173)	(12,081)	(10,529)
Unrealized losses on cash flow hedges, net of tax of $(109) and $(440)	(2,381)	(4,828)
Accumulated other comprehensive loss	$(14,496)	$(15,357)

Fair Value of Financial Instruments

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, was approximately $913,191 (level 2) at December 31, 2012, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Total December 31, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(2,973)	$–	$(2,973)
Commodity contracts	$111	$–	$111

	Fair Value Measurement Using
	Total December 31, 2011	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(5,268)	$–	$(5,268)
Commodity Contracts	$(373)	$–	$(373)

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)
2. Significant Accounting Policies (continued)

The valuation techniques used to measure the fair value of derivative contracts classified as level 2, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10. Excluding the impact of credit risk, the fair value of derivatives at December 31, 2012 and 2011 was $2,936 (liability) and $5,780 (liability), respectively, and this represents the amount the Company would need to pay to exit the agreements on this date.

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. These are intended to offset the effect of price fluctuations on actual inventory purchases. There were one, two, and one outstanding commodity contracts in place to hedge its projected commodity purchases at December 31, 2012, 2011, and 2010, respectively. In October 2009, the Company entered into commodity swaps to purchase $1,432 of copper.  The swaps were effective from October 5, 2009, and terminated on March 31, 2010. In November 2010, the Company entered into a commodity swap to purchase $2,296 of copper.  The swap was effective from January 1, 2011, and terminated on April 30, 2011. In February 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,378 of copper.  The contract was effective from March 1, 2011, and terminated on December 31, 2011.  In March 2011, the Company entered into a commodity forward contract to purchase a notional amount of $2,100 of copper.  The contract was effective from April 1, 2011, and terminated on December 31, 2011. In May 2011, the Company entered into a commodity forward contract to purchase a notional amount of $1,808 of copper.  The contract was effective from May 5, 2011, and terminated on December 31, 2011. In September 2011, the Company entered into two new commodity forward contracts to purchase notional amounts of $4,533 and $1,935 of copper.  The contracts are effective from October 1, 2011, and terminate on June 30, 2012. In May 2012, the Company entered into a commodity forward contract to purchase a notional amount of $1,898 of copper.  The contract was effective from July 1, 2012, and terminated on December 31, 2012.  In October 2012, the Company entered into a commodity forward contract to purchase a notional amount of $3,472 of copper.  The contract was effective from January 1, 2013, and terminates on September 30, 2013.

Total losses or gains recognized in the consolidated statements of operations on commodity contracts were a gain of $386, a loss of $861, and a gain of $1,056 for the years ended December 31, 2012, 2011, and 2010, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. There were no foreign currency hedge contracts outstanding as of December 31, 2012, 2011 or 2010. There was one Euro currency contract outstanding during 2010 that expired on December 31, 2010. A loss of $100 was recognized in the consolidated statements of operations for the year ended December 31, 2010 related to this Euro contract.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

Interest Rates

The Company has two interest rate swap agreements outstanding as of December 31, 2012 with a notional amount of $300,000.  The Company had four interest rate swap agreements outstanding as of December 31, 2011 with a notional amount of $300,000. In 2010, the Company entered into two interest rate swap agreements and had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its' risk-management objectives and strategies for undertaking various hedge transactions. The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The Company entered into two interest rate swap agreements on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.  Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various dates through October 2013.  Future changes in fair value of these swaps have been and will continue to be immediately recognized in the consolidated statements of comprehensive income as interest expense.

The following table presents the fair value of the Company’s derivatives:

	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$-	$(5,268)
	-	(5,268)
Derivatives not designated as hedging instruments:
Commodity contracts	111	(373)
Interest rate swaps	(2,973)	-
Total derivatives	$(2,862)	$(5,641)

The fair value of all derivatives not designated as hedging instruments is included in other current liabilities and other assets in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

The fair value of derivatives designated as hedging instruments included in other current liabilities and other long-term liabilities is $1,546 and $3,722, respectively, as of December 31, 2011.

The fair value of the derivative contracts considers the Company’s credit risk as of December 31, 2012 and 2011. The impact of credit risk on the fair value of derivative contracts at December 31, 2012 and 2011 was $74 and $139, respectively. Excluding the impact of credit risk, the fair value of the derivatives at December 31, 2012 and 2011 was $2,936 (liability) and $5,780 (liability), respectively, and this represents the amount the Company would need to pay to exit the agreements on those dates.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

The following presents the impact of interest rate swaps and commodity contracts on the consolidated statement of comprehensive income for the year ended December 31, 2012, 2011 and 2010:

	Amount of gain (loss) recognized in AOCI for the twelve months ended December 31,			Location of gain (loss) recognized in net income (loss) on ineffective portion of hedges	Amount of loss reclassified from AOCI into net income (loss) for the twelve months ended December 31,			Amount of gain (loss) recognized in net income (loss) on hedges (ineffective portion) for twelve months ended December 31,
	2012	2011	2010		2012	2011	2010	2012	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps (1)	$365	$(683)	$(4,145)	Interest expense	$-	$-	$-	$-	$-	$-

Derivatives not designated as hedging instruments
Commodity and foreign currency contracts	-	-	-	Cost of goods sold	-	-	-	386	(861)	956
Interest rate swaps (2)	$-	$-	$-	Interest expense	$(2,082)	$-	$-	$1,695	$-	$-

(1)	Periods prior to May 30, 2012
(2)	Period between May 30, 2012 and December 31, 2012

Stock-Based Compensation

Stock-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 93%, 95%, and 95% of total sales for the years ended December 31, 2012, 2011 and 2010, respectively. Approximately 98%, 100% and 100% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2012, 2011 and 2010, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies (continued)

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential power products and commercial & industrial power products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Year ended December 31,
	2012	2011	2010
Residential power products	$705,444	$491,016	$372,782
Commercial & industrial power products	410,341	250,270	183,555
Other	60,521	50,690	36,543
Total	$1,176,306	$791,976	$592,880

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011, and both were adopted by the Company as of January 1, 2012. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards did not have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

3. Acquisitions

Acquisition of Ottomotores
On December 8, 2012, a subsidiary of the Company acquired all of the shares of Ottomotores UK Limited and its affiliates, including the operations of Ottomotores Mexico and Ottomotores Brazil (collectively, “Ottomotores”).  Ottomotores was founded in 1950 and is located in Mexico City, Mexico and Curitiba, Brazil.  Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets ranging in size from 15kW to 2,500kW and is a significant market participant throughout all of Latin America.

The cash paid at closing of $44,769, net of cash acquired, included a preliminary estimate of acquired working capital. This estimate will be finalized in 2013 to reflect actual working capital acquired, which will result in a change in the total purchase price. This acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2012 based upon a fair value appraisal by a third party valuation firm.  As a result, the Company recorded approximately $16,100 of intangible assets, including approximately $5,050 of goodwill, as of the acquisition date.

The 2012 consolidated financial statements include the results of Ottomotores from December 8, 2012 through December 31, 2012. In addition, transaction costs of approximately $1,062 are included in other expense in the consolidated statement of comprehensive income for the year ended December 31, 2012.

Acquisition of GenTran
On February 1, 2012, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of a leading transfer switch and portable generator accessory manufacturer (“GenTran”) for a purchase price, net of cash acquired of $2,275.  The purchase price allocation was finalized during the second quarter of 2012, and the Company recorded $1,200 of intangible assets, including approximately $495 of goodwill, as of the acquisition date. The goodwill ascribed to this acquisition is deductible for tax purposes.  The acquisition is not material to the Company’s consolidated financial statements.

Acquisition of Magnum
On October 3, 2011, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Magnum Products, LLC and certain of its affiliates (collectively, Magnum) for a purchase price, net of cash acquired and inclusive of estimated earn-out payments, of approximately $85,490. The acquisition was funded solely by existing cash.

Magnum is a supplier of generator powered light towers, mobile generators and combination power units for a variety of industries and specialties including construction, energy, mining, government, military, and special events.  Its products are distributed through international, national and regional equipment rental companies, equipment dealers and construction companies. The Magnum business is a strategic fit for the Company as it provides diversification within the existing business, with the introduction of new engine powered products and distribution channels, while also providing opportunities for future revenue and cost synergies.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

3. Acquisitions (continued)

The purchase price of $85,490 consisted of $83,907 paid in cash at closing and $1,583 recorded as an estimated liability to the sellers for contingent consideration based upon future performance of a particular product line currently in development, as described below. The cash paid at closing included an estimate of acquired working capital. This estimate was finalized in 2012 to reflect actual working capital acquired, resulting in a $75 negative adjustment to the $20,337 of goodwill recorded for this transaction during the fourth quarter of 2011. The goodwill ascribed to this acquisition is deductible for tax purposes.

The Company recorded a purchase price allocation during the fourth quarter of 2011 based on a fair value appraisal by a third party valuation firm. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$24,309
Inventory	23,763
Prepaid expenses and other current assets	280
Property and equipment	5,164
Goodwill	20,337
Trade name	17,740
Customer relationships	14,740
Patents	1,070
Other intangible assets	2,220
Trade accounts payable	(20,727)
Accrued expenses	(2,746)
Other long term liabilities	(2,243)
Total cash paid, net of $30 cash acquired	$83,907

Under the acquisition agreement, the purchase price may be increased based upon the performance of a particular product line for the years 2012 through the second quarter of 2017.  Based on performance projections available at the date of the acquisition, the Company recorded estimated contingent consideration of $1,583 which is the net present value of the estimated earn-out. The contingent consideration is payable periodically during 2012 through 2017, based upon actual future performance. As of December 31, 2011, there had been no changes to our original estimates.  Due primarily to the accretion from the passage of time, the contingent consideration liability balance increased to $1,656 as of December 31, 2012.

The 2011 consolidated financial statements include the results of Magnum from October 3, 2011 through December 31, 2011. The acquisition contributed $38,817 and $3,353 of net sales and net income, respectively, for the period from October 3, 2011 to December 31, 2011. The 2012 consolidated financial statements include the results of Magnum for the full year. Transaction costs of approximately $876 are included in other expense in the consolidated statement of comprehensive income for the year ended December 31, 2011.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

4. Balance Sheet Details

Inventories consist of the following:

	December 31,
	2012	2011
Raw material	$168,459	$121,098
Work-in-process	8,580	578
Finished goods	55,777	45,165
Reserves for excess and obsolescence	(6,999)	(4,717)
Total	$225,817	$162,124

As of December 31, 2012 and 2011, inventories totaling $4,401 and $1,736, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2012	2011
Land and improvements	$6,511	$5,050
Buildings and improvements	68,934	52,941
Machinery and equipment	42,581	38,132
Dies and tools	15,406	12,982
Vehicles	1,872	1,026
Office equipment	12,993	8,380
Leasehold improvements	1,393	44
Construction in progress	3,439	3,131
Gross property and equipment	153,129	121,686
Accumulated depreciation	(48,411)	(37,302)
Total	$104,718	$84,384

Other accrued liabilities consist of the following:

	December 31,
	2012	2011
Accrued commissions	$7,467	$5,731
Accrued interest	15,809	3,119
Product warranty obligations – short term	28,752	19,187
Accrued dividends for unvested restricted stock	3,957	-
Accrued volume rebates	7,991	4,645
Accrued customer prepayments	6,569	3,370
Other accrued selling expenses	7,753	6,024
Other accrued liabilities	7,783	4,948
Total	$86,081	$47,024

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)
4. Balance Sheet Details (continued)

Other long-term liabilities consist of the following:

	December 31,
	2012	2011
Accrued pension costs	$23,174	$22,044
Product warranty obligations – long term	20,833	15,193
Other long-term liabilities	2,335	6,277
Total	$46,342	$43,514

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

Changes in product warranty obligations are as follows:

	For the year ended December 31,
	2012	2011	2010
Balance at beginning of year	$34,380	$22,478	$20,729
Payments, net of extended warranty receipts	(14,257)	(11,195)	(13,178)
Charged to operations	29,462	23,097	14,927
Balance at end of year	$49,585	$34,380	$22,478

Product warranty obligations are included in the balance sheets as follows:

	December 31,
	2012	2011
Other accrued liabilities	$28,752	$19,187
Other long-term liabilities	20,833	15,193
Balance at end of year	$49,585	$34,380

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)
6. Credit Agreements

The revolving credit facilities and credit agreements discussed below were outstanding for all periods presented. The Company refinanced this debt on February 9, 2012 and amended and restated its credit agreements on May 30, 2012.

Short-term borrowings are included in the balance sheets as follows:

	December 31,
	2012	2011
ABL facility	$-	$-
Other lines of credit, as described below	12,550	-
	$12,550	$-

Long-term borrowings are included in the balance sheets as follows:

	December 31,
	2012	2011
Term loan	$897,750	$-
Discount on debt	(16,482)	-
First lien term loan	-	604,372
Total	881,268	604,372
Less treasury debt – first lien	-	6,498
Less current portion	82,250	22,874
	$799,018	$575,000

Maturities of long-term borrowings outstanding at December 31, 2012, are as follows:

Year
2012	$-
2013	-
2014	-
2015	-
After 2015	799,018
Total	$799,018

On February 11, 2013, the Company made an $80,000 voluntary prepayment of debt with available cash on hand that was applied to both the required excess cash flow payment and all required future principal amortizations.  The Company classified this portion of debt as a current liability in the consolidated balance sheet at December 31, 2012.

For all years presented, the Company had credit agreements which provided for borrowings under a revolving credit facility (the Revolving Credit Facility), and term loans (collectively, the Credit Agreements), which are described further below. The Credit Agreements of the Company were secured by the associated collateral agreements which pledged virtually all assets of the Subsidiary.

On February 9, 2012, a subsidiary of the Company (the “Borrower” or “Generac Power Systems”) entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The Credit Agreement provided for borrowings under a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. The revolving credit facility and tranche A term loan facility were scheduled to mature in February 2017 and the tranche B term loan facility was scheduled to mature in February 2019.  Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit agreement outstanding in 2011 and 2010 was comprised of a revolving credit facility and a first-lien term loan which were scheduled to mature in November 2012 and November 2013, respectively.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

6. Credit Agreements (continued)

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

Borrowings under the ABL Facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the lesser of the aggregate commitments and the applicable borrowing base under the ABL Facility or (ii) $10,000. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described below.  The Company is required to pay an ABL Facility commitment fee of 0.50% on the average available unused commitment.  As of December 31, 2012, the Company had $147,036 of availability under the ABL facility, net of outstanding letters of credit. As of December 31, 2012, the Company’s interest rate on the ABL Facility was 1.96%.  There were no borrowings outstanding under the ABL Facility as of December 31, 2012.

The ABL Credit Agreement provides the Company the ability to issue letters of credit. Outstanding undrawn letters of credit reduced availability under the Company’s ABL Facility. The letters of credit accrued interest at a rate of 1.88%, paid quarterly on the undrawn daily aggregate exposure of the preceding quarter. This rate is subject to meeting certain financial ratios. At December 31, 2012 and 2011, letters of credit outstanding were $2,964 and $5,809, and interest rates were 1.88% and 2.13% respectively.

As of December 31, 2012, short-term borrowings primarily consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $12.5 million at a weighted average interest rate of approximately 2.20%.

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

The Term Loan amortizes in equal installments of 0.25% of the original principal amount of the Term Loan payable on the first day of April, July, October and January commencing on October 1, 2012 until the maturity date of the Term Loan. The final principal repayment installment of the Term Loan is required to be repaid on the maturity date in an amount equal to the aggregate principal amount of the Term Loan outstanding on such date. In February 2013, the Borrower made an $80.0 million debt prepayment that was applied to all required future principal amortizations.  The Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 4.00% or adjusted LIBOR rate plus an applicable margin of 5.00%, subject to a LIBOR floor of 1.25%.  At December 31, 2012 and 2011 the Company’s interest rate was 6.25% and 2.80%, respectively.

The Term Loan Credit Agreement restricts the circumstances in which the Borrower can pay distributions and dividends, which are in addition to those to be paid in connection with the Transactions (as defined in the Term Loan Credit Agreement). Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires Pro Forma (as defined in the Term Loan Credit Agreement) compliance with certain fixed charge coverage ratios in order to pay certain dividends or distributions. The Term Loan Credit Agreement also contains certain other affirmative and negative covenants that, among other things, provide limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of the Company’s organizational documents. The Term Loan Credit Agreement does not contain any financial maintenance covenants.  The Company was in compliance with all requirements of the Credit Agreements as of December 31, 2012, 2011 and 2010.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

6. Credit Agreements (continued)

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

Prior to entering into the new credit agreement on February 9, 2012, and the subsequent amendment and restatement on May 30, 2012 the Company had (i) a first lien credit facility with Goldman Sachs Credit Partners L.P., as administrative agent, composed of (x) a $950,000 term loan, which was scheduled to mature in November 2013 and (y) a $150,000 revolving credit facility, which was scheduled to mature in November 2012, and (ii) a second lien credit facility with JP Morgan Chase Bank, N.A., as administrative agent, composed of a $430,000 term loan, which was scheduled to mature in May 2014.

The principal amount of and the outstanding balance under the Term Loan was $881,268 and $597,874, net of loans held in treasury by the Company, at December 31, 2012 and 2011, respectively. In addition to scheduled principal payments, the Term Loan requires an excess cash flow payment each year. The required excess cash flow payment is the amount by which 50% of the excess cash flow (as defined in the credit agreement) generated by the Company in any given year exceeds the principal payments made during that year, subject to certain leverage ratio requirements. The excess cash flow payment is scheduled to be due 125 days after year-end.  For the year ending December 31, 2012, based on the calculation, including voluntary prepayments made prior to the excess cash flow payment date, the Company was not required to make an excess cash flow payment. For the year ending December 31, 2011, as a result of refinancing the Credit Agreement on February 9, 2012, the Company was not required to make an excess cash flow payment. For the year ending December 31, 2010, based on the calculation, the Company was not required to make an excess cash flow payment.

In 2010, the Company used net proceeds from its initial public offering and a substantial portion of its cash and cash equivalents to pay down debt.  In February 2010, the Company used $221,622 in net proceeds from the initial public offering to pay down the second lien term loan in full and to pay down a portion of the first lien term loan. In addition, in March 2010, December 2010, April 2011, December 2011 and February 2012 the Company used $138,495, $74,194, $24,731, $34,624 and $22,874 respectively, of cash and cash equivalents on hand to further pay down principal.

Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various dates through October 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the condensed consolidated statements of comprehensive income as interest expense.

7. Redeemable Stock and Stockholders’ Equity (Deficit)

Between November 2006 and February 2010, certain of the current equity investors (affiliates of CCMP Capital Advisors, LLC and related entities, certain other investors, certain members of management of the Subsidiary and board of directors of the Company) had previously acquired a combination of Class A and Class B Common stock and Series A Preferred stock of the Company. General terms of these securities are:

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

Distributions:    Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets were to be paid to Series A Preferred stockholders as follows: Series A Preferred shares were entitled to receive an amount equal to the Series A Preferred base amount of $10,000 per share plus an amount sufficient to generate a 14% annual return on that base amount, compounded quarterly from the date in which the Series A Preferred shares were originally issued. Series A Preferred shares were then entitled to receive an equity participation on all remaining proceeds after payment of this priority return to all Series A Preferred stockholders equal to 24.3% of remaining proceeds (Series A Equity Participation). No distribution would be made to any holder of common stock until the Series A Preferred stockholders had received all distributions to which they were entitled as previously described. After such distributions were made to the Series A Preferred stockholders, the holders of common stock were entitled to receive any remaining payments or distributions in accordance with their respective priorities.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

7. Redeemable Stock and Stockholders’ Equity (Deficit)(continued)

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

7. Redeemable Stock and Stockholders’ Equity (Deficit)(continued)

Distributions:    After payment of the priority return to Series A Preferred stockholders previously described above under Preferred Stock, dividends and other distributions that remain available to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, were to be paid to the common stockholders as follows: Class B shares were entitled to receive an amount equal to the Class B base amount of $10,000 per share plus an amount sufficient to generate a 10% annual return on that base amount, compounded quarterly from the date in which the Class B shares were originally issued. After payment of this priority return to Class B holders, the holders of Class A shares and Class B shares participated together equally and ratably in any and all distributions by the Company.

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

The amounts above do not include the additional base amount of $25,790 on Class B common stock or the impact of Series A Equity Participation of $114,900 on Series A Preferred stock, both of which were recognized as a beneficial conversion at the time of the initial public offering.

The Company determined that the conversion feature in the Class B Common stock was in-the-money at the date of issuance and therefore represented a beneficial conversion feature. Since the Class B Common stock was convertible upon an initial public offering, the beneficial conversion was contingent upon a future event and had not been recorded in the consolidated financial statements prior to the IPO. The beneficial conversion feature, which was valued at $25,790 at its commitment date, was recorded at the completion of the IPO on February 10, 2010 as a return to Class B Common stockholders analogous to a dividend. Since no retained earnings were available to pay this dividend at resolution of the contingency, the dividend was charged against additional paid in capital resulting in no net impact.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

7. Redeemable Stock and Stockholders’ Equity (Deficit)(continued)

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company recorded $6, and $38, and $40 of stock-based compensation expense related to the Time Vesting Shares in 2010, 2009, and 2008, respectively, related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company has recorded $159 of stock-based compensation expense related to the accelerated vesting in 2010.

Issuance and repurchases of securities

Series A Preferred Stock:   In September 2009, the Company issued 2,000 shares of the Series A Preferred stock to CCMP and certain members of management and the board of directors, for an aggregate purchase price of $20,000. In December 2009, the Company issued an aggregate of 1,476 shares of Series A Preferred stock to CCMP in exchange for certain term loans under the first and second lien credit facilities that CCMP had purchased. The exchange ratio in connection with the exchange was one share of Series A Preferred stock per $10 of the amount paid by CCMP for the loans that were so exchanged. Such purchased term loans had a cumulative outstanding principal amount equal to $154,815. As the equity consideration was less than the outstanding principal amount, a gain on debt extinguishment was recorded.

The Company determined that the conversion feature in the Series A Preferred stock had a contingent beneficial conversion feature at the date of issuance. The Series A Preferred stock was convertible upon an initial public offering and the number of additional Class A Common shares which may be issued was unknown prior to the IPO. Since the beneficial conversion was contingent upon a future event, it had not been recorded in the consolidated financial statements prior to the IPO. The $114,900 beneficial conversion feature, which is the result of the additional Class A shares issued to satisfy the Series A Equity Participation, was recorded at the completion of the initial public offering on February 10, 2010, as a return to Series A Preferred stockholders analogous to a dividend. Since no retained earnings were available to pay this dividend at resolution of the contingency, the dividend was charged against additional paid in capital resulting in no net impact.

8. Earnings Per Share

In fiscal years 2012, 2011 and 2010, basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year ended December 31 ,
	2012	2011	2010
Net income	$93,223	$324,643	$56,913
Less: accretion of Series A Preferred stock	-	-	(2,042)
Less: accretion of Class B Common stock	-	-	(12,133)
Less: beneficial conversion	-	-	(140,690)
Net income (loss) attributable to Common stock (formerly Class A Common stock)	93,223	324,643	(97,952)
Income attributable to Class B Common stock	-	-	12,133

Net income (loss) per common share - basic:
Common stock (formerly Class A Common stock)	$1.38	$4.84	$(1.65)
Class B Common stock	n/a	n/a	$505

Net income (loss) per common share - diluted:
Common stock (formerly Class A Common stock)	$1.35	$4.79	$(1.65)
Class B Common stock	n/a	n/a	$505

Weighted average number of shares outstanding – Common Stock (formerly Class A Common stock):
Basic	67,360,632	67,130,356	59,364,958
Dilutive effect of equity awards (1)	1,832,506	667,015	-
Diluted	69,193,138	67,797,371	59,364,958

Weighted average number of shares outstanding – Class B Common stock – basic and diluted:	n/a	n/a	24,018

(1) Excludes approximately 363,000 stock options and restricted stock awards for the twelve month period ended December 31, 2012, as the impact of such awards was anti-dilutive. There were no anti-dilutive awards for the twelve month period ended December 31, 2011.  For the year ended December 31, 2010, diluted earnings per share are identical to basic earnings per share because the impact of common stock equivalents on earnings per share is anti-dilutive. Had the impact not been anti-dilutive, the effect of stock compensation awards on weighted average diluted shares outstanding would have been 257,038.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

8. Earnings Per Share (continued)

In fiscal year 2010, the Company’s Class B Common stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with provisions of ASC 260-10 Earnings per share. Losses were not allocated to the Class B Common stock in the computation of basic earnings per share as the Class B Common stock was not obligated to share in losses. Basic earnings per share excludes the effect of common stock equivalents and was computed using the “two-class” computation method, which subtracts earnings attributable to the Class B preference from total earnings. In addition, earnings attributable to the Series A Preferred preference and the Class B and Series A Preferred beneficial conversion were subtracted from total earnings.  Any remaining loss was attributed to the Class A Common shares.

9. Income Taxes

The Company’s provision for income taxes consists of the following:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$34,170	$14,312	$–
State	3,854	1,885	307
Foreign	81	–	–
	38,105	16,197	307
Deferred:
Federal	21,972	15,632	19,127
State	3,048	1,887	2,831
Foreign	25	–	–
	25,045	17,519	21,958
Change in valuation allowance	(21)	(271,393)	(21,958)
Provision for income taxes	$63,129	$(237,677)	$307

The Company is the taxpaying entity and files a consolidated federal income tax return. Currently, the Company is not under examination by any major taxing jurisdiction to which the Company is subject. The statute of limitation for tax years 2012, 2011, 2010, and 2009 is open, for federal and state income taxes. Additionally, tax years 2007 and 2008 remain open for examination by certain state and foreign taxing authorities.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Goodwill and intangible assets	$125,457	$160,311
Accrued expenses	26,606	16,572
Deferred revenue	3,503	1,370
Inventories	2,544	2,720
Pension obligations	9,064	8,641
Stock-based compensation	6,408	5,302
Operating loss and credit carryforwards	24,915	50,429
Interest rate swap, copper derivative	1,119	2,065
Other	36	719
Valuation allowance	(806)	–
Total deferred tax assets	198,846	248,129

Deferred tax liabilities:
Depreciation	12,274	5,994
Prepaid expenses	1,131	377
Total deferred tax liabilities	13,405	6,371
Net deferred tax asset	$185,441	$241,758

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

9. Income Taxes (continued)

The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
Net current deferred tax assets	$48,687	$14,395
Net long-term deferred tax assets	137,560	227,363
Valuation allowance	(806)	–
Net deferred tax assets	$185,441	$241,758

The Company was in a three year cumulative net loss position, due primarily to a 2008 goodwill and tradename impairment write-off, and therefore had not considered expected future taxable income in analyzing the realizability of the deferred tax assets as of December 31, 2010, resulting in a full valuation allowance against these net deferred tax assets.  In the fourth quarter of 2011, the Company was no longer in a three-year cumulative loss position and, as part of the normal assessment of the future realization of the net deferred tax assets, determined that a valuation allowance was no longer required. As a result, the valuation allowance was reversed in the fourth quarter of 2011 and the Company recorded as a tax benefit of $271,393.

Acquired as part of the Ottomotores acquisition, Ottomotores Brazil generated net operating losses for multiple years. The realizability of the deferred tax assets associated with these net operating losses is uncertain so a valuation allowance has been recorded in the opening balance sheet as of December 8, 2012.

At December 31, 2012, the Company has federal net operating loss carryforwards of approximately $54,079, which expire between 2028 and 2030, and various state net operating loss carryforwards, which expire between 2017 and 2030.

As a result of ownership changes, Section 382 of the Internal Revenue Code of 1986 as amended and similar state provisions can limit the annual deductions of net operating loss and tax credit carry forwards. Such annual limitations could result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has no such limitation as of December 31, 2011 and expects no limitation was triggered in 2012. Future ownership changes may result in such a limitation. However, the Company believes any limitation would not be significant.

At December 31, 2012 and 2011, the Company has no reserves recorded for uncertain tax positions.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	4.1	4.0	4.0
Valuation allowance	-	(312.3)	(38.0)
Other	1.3	-	-
Effective tax rate	40.4%	(273.3)%	1.0%

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit.  Because a change in tax law is accounted for in the period of enactment, the retroactive benefit of the Act on the Company’s U.S. federal taxes for 2012 will be recognized in 2013.  The Company expects the Act’s extension of this provision through the end of 2013 will reduce our estimated annual effective tax rate for 2013, however we do not believe the effect will be material.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

10. Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering full-time employees of the Company and their dependents. Certain plans are partially or fully self-funded plans under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plan were $8,741, $6,700, and $7,300 for the years ended December 31, 2012, 2011, and 2010, respectively. The plan covering a majority of full-time employees maintains individual stop loss insurance policies on the medical portion with a limit of stop loss of $235 to mitigate losses. Balances for the incurred but not yet reported claims, including reported but unpaid claims at December 31, 2012, and 2011, were $1,185 and $800, respectively. The Company estimates claims incurred but not yet reported based on its historical experience. During 2012, the Company paid premiums of $2,446 for other standard medical benefits covering certain full-time employees.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for virtually all domestic employees who meet certain eligibility requirements. Under the plan, employees may defer receipt of a portion of their eligible compensation.

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

The Company recognized $3,000, $2,400 and $2,300 of expense related to this plan in 2012, 2011 and 2010, respectively.

Pension Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering certain domestic employees. The benefits under the salaried plan are based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.  The Company elected to freeze the Pension Plans effective December 31, 2008. This resulted in a cessation of all future benefit accruals for both hourly and salary pension plans.

The Company uses a December 31 measurement date for the Pension Plans. Information related to the Pension Plans is as follows:
	Year Ended December 31,
	2012	2011
Accumulated benefit obligation at end of period	$59,744	$53,467

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$53,467	$46,049
Interest cost	2,453	2,369
Net actuarial loss	5,332	6,649
Benefits paid	-1,508	-1,600
Projected benefit obligation at end of period	$59,744	$53,467

Change in plan assets
Fair value of plan assets at beginning of period	$31,423	$30,615
Actual return on plan assets	4,268	623
Company contributions	2,387	1,785
Benefits paid	-1,508	-1,600
Fair value of plan assets at end of period	$36,570	$31,423

Funded status: accrued pension liability included in other long-term liabilities	$(23,174)	$(22,044)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$(12,081)	$(10,529)

The actuarial loss for the Pension Plans that was amortized from OCI into net periodic benefit cost during 2012 is $909. The amount in OCI as of December 31, 2012 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $1,108.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

10. Benefit Plans (continued)

Additional information related to the Pension Plans is as follows:

	Year ended December 31,
	2012	2011	2010
Components of net periodic pension expense:
Interest cost	$2,453	$2,369	$2,359
Expected return on plan assets	(2,398)	(2,342)	(2,004)
Amortization of net loss	909	273	247
Net periodic pension expense	$964	$300	$602

Weighted-average assumptions used to determine benefit obligation are as follows:

	December 31,
	2012	2011
Discount rate – salaried pension plan	4.10%	4.65%
Discount rate – hourly pension plan	4.14%	4.65%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension expense are as follows:

	Year ended December 31,
	2012	2011	2010
Discount rate	4.65%	5.23%	5.76%
Expected long-term rate of return on plan assets	7.57	7.62	7.30
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

10. Benefit Plans (continued)

The Pension Plan’s weighted-average asset allocation at December 31, 2012 and 2011, by asset category, is as follows:

		December 31, 2012		December 31, 2011
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	24%	8,736	24%	7,349	23%
Domestic equity	49%	17,926	49%	15,879	51%
International equity	17%	6,257	17%	4,766	15%
Real estate	10%	3,651	10%	3,429	11%
Total	100%	$36,570	100%	$31,423	100%

The fair values of the Pension Plan's assets at December 31, 2012 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$33,683	$33,683	$–	$–
Collective trust	2,887	–	2,887	–
Total	$36,570	$33,683	$2,887	$–

The fair values of the Pension Plan's assets at December 31, 2011 are as follows:

	Total	Quoted prices in active markets for identical asset (level 1)	Significant observable inputs (level 2)	Significant unobservable inputs (level 3)
Mutual fund	$28,530	$28,530	$–	$–
Collective trust	2,893	–	2,893	–
Total	$31,423	$28,530	$2,893	$–

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

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

10. Benefit Plans (continued)

The Company’s target allocation for equity securities and real estate is generally between 65% – 85%, with the remainder allocated primarily to bonds. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company expects to make estimated contributions of $1,052 to the Pension Plans in 2013.

The following benefit payments are expected to be paid from the Pension Plans:

Year
2013	$1,656
2014	1,768
2015	1,863
2016	1,994
2017	2,191
Years 2018 – 2022	$12,715

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

The fair value of the Class A common stock on the date of issuance was estimated to be $390 per share. The Company recorded $6 of stock-based compensation expense related to the Time Vesting Shares in 2010 related to amortization of the excess of fair value over purchase price of these restricted shares. This excess was being amortized over the vesting provisions of the restricted shares. As a result of the IPO, the remaining unvested performance-based Restricted Shares became fully vested. As a result, the Company recorded $159 of stock-based compensation expense related to the accelerated vesting in 2010.

The Company adopted an equity incentive plan on February 10, 2010 in connection with the IPO. At the time of the IPO, 4,341,504 stock options and 456,249 shares of restricted stock and other stock awards were granted to employees and Board members of the Company pursuant to the equity incentive plan. The Company has subsequently granted an additional 470,372 stock options and 287,618 shares of restricted stock and other stock awards to employees and Board members of the Company. Total share-based compensation cost related to the equity incentive plan recognized in the consolidated statements of comprehensive income was $10,780, $8,646 and $6,198 in 2012, 2011 and 2010, respectively, net of actual forfeitures, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)
11. Share Plans (continued)

Stock Options - Stock options granted in 2012 have an exercise price of between $18.82 per share and $37.05 per share, stock options granted in 2011 have an exercise price of between $11.15 per share and $18.73 per share, and the stock options granted in 2010 have an exercise price of between $7.00 per share and $10.18 per share. On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see footnote #6 – Credit Agreement) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock. In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments are required to be made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock options as of the special dividend date was adjusted by the $6.00 special dividend amount.  There was no change to compensation expense as a result of this adjustment. On July 2, 2012, the strike price of all stock option awards outstanding prior to the special dividend date was restated to reflect these adjustments. The exercise prices noted above reflect this adjustment. Stock options issued in 2012 vest in equal installments over four years, subject to the grantee’s continued employment or service and expire 10 years after the date of grant. Stock options issued in 2011 and 2010 vest in equal installments over five years, subject to the grantee’s continued employment or service and expire 10 years after the date of grant.

Beginning in 2011, stock option exercises are net-share settled such that the Company withholds shares with value equivalent to the exercise price of the awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were approximately 667,041 and 55,202 in 2012 and 2011, respectively, and were based on the value of the stock on the exercise date as determined based upon an average of the Company’s high and low stock sales price. Total payments for the employees’ tax obligations to the taxing authorities were $6,425, $371 and $0 in 2012, 2011 and 2010, respectively, and are reflected as a financing activity within the Consolidated Statement of Cash Flows. The net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The Company has agreed to pay these taxes on behalf of the employees in return for the employee exchanging an equivalent value of options to the Company. This transaction resulted in a decrease of approximately $6,425 and $371 in 2012 and 2011, respectively, to equity on the consolidated balance sheet as the cash payment of the taxes effectively acted as a repurchase of the stock options previously granted.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since there is limited history for the Company’s stock, expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on termination history, as there is not sufficient history of actual share option forfeitures at this time. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2012 and 2011 are as follows:

	2012	2011
Weighted average grant date fair value	$12.13	$11.10

Assumptions:
Expected stock price volatility	45%	50%
Risk free interest rate	1.22%	2.69%
Expected annual dividend per share	$0.00	$0.00
Expected life of options (years)	6.25	6.5

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

11. Share Plans (continued)

The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the years ended December 31, 2012, 2011 and 2010. A summary of the Company’s stock option activity and related information for the three years ended December 31, 2012 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2009	-	$-
Granted	4,366,504	13.02
Exercised	-	-
Expired	-	-
Forfeited	(130,245)	(13.00)
Outstanding as of December 31, 2010	4,236,259	13.02	9.1	$13,349
Granted	179,877	21.26
Exercised	(107,591)	13.00
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2011	4,308,545	13.36	8.2	$63,193
Granted	256,112	21.28
Exercised	(1,113,827)	13.21
Expired	-	-
Forfeited	(10,788)	20.52
Outstanding as of December 31, 2012	3,440,042	14.38		$68,549
Exercisable as of December 31, 2012	509,054	$13.19	7.3	$10,750

Of the 1,113,827 stock options exercised during the fiscal year 2012, 667,041 shares underlying such exercised options were retained by the Company in a net-share settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

As of December 31, 2012, there was $16,356 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.4 years. Total share-based compensation cost related to the stock options for 2012, 2011 and 2010 was $6,835, $6,475 and $4,470, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – For awards issued prior to 2012, restricted stock awards vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. Restricted stock awards issued in 2012 vest in equal installments over three years, subject to the grantee’s continued employment or service. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

11. Share Plans (continued)
A summary of the Company's restricted share awards activity for the three years ended December 31, 2012 is as follows:

Non-vested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2009	-	$-
Granted	439,999	13.02
Vested	-	-
Forfeited	(9,844)	(13.00)
Non-vested as of December 31, 2010	430,155	$13.02
Granted	59,147	20.59
Vested	-	-
Forfeited	-	-
Non-vested as of December 31, 2011	489,302	$13.93
Granted	195,771	26.94
Vested	-	-
Forfeited	(20,002)	-
Non-vested as of December 31, 2012	665,071	$17.75

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

11. Share Plans (continued)

As of December 31, 2012, there was $4,431 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.0 years. Total share-based compensation cost related to the restricted stock for 2012, 2011 and 2010 was $3,645, $1,871 and 1,447, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2012, 2011 and 2010, 10,864, 16,680 and 21,406 shares, respectively, of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants in 2012, 2011 and 2010 was $300, $300 and $281, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

12. Commitments and Contingencies

The Company leases certain computer equipment, automobiles, and warehouse space under operating leases with lease terms generally ranging between 3-5 years.

The approximate aggregate minimum rental commitments at December 31, 2012, are as follows:

Amount
Year
2013	$825
2014	540
2015	269
2016	108
2017	18
Total	$1,760

Total rent expense for the years ended December 31, 2012, 2011 and 2010, which includes short-term data processing equipment rentals, was approximately $2,870, $1,309, and $554, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2012 and 2011 was approximately $16,600 and 10,035, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)
13. Special Cash Dividend

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see Note #6 – Credit Agreements) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404,332 to stockholders. Dividends declared but unpaid as of December 31, 2012 of $3,957, which relate to dividends earned on unvested restricted stock awards, are included in other accrued liabilities in the consolidated balance sheet.  In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments were required to be made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, on July 2, 2012, the strike price for all outstanding stock options at that time was modified by the $6.00 special dividend amount.  There was no change to compensation expense as a result of this adjustment.

Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

14. Related-Party Transactions

Prior to the IPO, the Company had an agreement to pay CCMP and certain other investors and related entities an annual advisory fee of $500. The Company expensed $55 in advisory fees for 2010. This agreement was terminated effective with the IPO on February 10, 2010.

15. Quarterly Financial Information (Unaudited)

	Quarters Ended 2012
	Q1	Q2	Q3	Q4
Net sales	$294,561	$239,137	$300,586	$342,022
Gross profit	111,005	87,429	115,813	126,153
Operating income	59,493	37,158	59,124	67,780
Net income	30,060	9,335	25,541	28,287
Net income per common share, basic:	$0.45	$0.14	$0.38	$0.42
Net income per common share, diluted:	$0.44	$0.14	$0.37	$0.41

	Quarters Ended 2011
	Q1	Q2	Q3	Q4
Net sales	$123,981	$161,363	$239,324	$267,308
Gross profit	47,177	60,353	88,659	98,465
Operating income	11,143	21,800	44,178	35,860
Net income	4,844	15,289	37,379	267,131
Net income per common share, basic:	$0.07	$0.23	$0.56	$3.98
Net income per common share, diluted:	$0.07	$0.23	$0.55	$3.91

Generac Holdings Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Share and Per Share Data)

16. Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Reserves Assumed in Acquisition	Additions Charged to Earnings	Charges to Reserve, Net (1)	Balance at End of Year
Year ended December 31, 2012
Allowance for doubtful accounts	$789	$383	$204	$(210)	$1,166
Reserves for inventory	4,717	1,694	1,785	(1,197)	6,999
Valuation of deferred tax assets	–	827	(21)	–	806

Year ended December 31, 2011
Allowance for doubtful accounts	$723	$171	$(7)	$(98)	$789
Reserves for inventory	4,059	657	1,092	(1,091)	4,717
Valuation of deferred tax assets	271,393	–	(271,393)	–	–

Year ended December 31, 2010
Allowance for doubtful accounts	$1,016	$–	$(124)	$(169)	$723
Allowance for doubtful notes	965	–	–	(965)	-
Reserves for inventory	3,937	–	1,056	(934)	4,059
Valuation of deferred tax assets	289,529	–	(18,136)	–	271,393

(1) Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

17.  Subsequent Events

On February 11, 2013, the Company prepaid $80,000 of principal on its existing Term Loan with available cash on hand, which was applied against both required excess cash flow payments and all required future principal amortizations on the Term Loan.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012. In conducting this assessment, our management excluded Ottomotores UK Ltd. because it was acquired only in the fourth quarter 2012 and constituted 4.6% and 8.7% of total and net assets, respectively, as of December 31, 2012 and 0.6% and 0.3% of revenues and net income, respectively, for the year then ended.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2012. Its report appears in the consolidated financial statements included in this Annual Report on Form 10-K on page 39.

Changes in Internal Control Over Financial Reporting

On December 8, 2012, a subsidiary of the Company acquired all of the equity of the Ottomotores businesses. As a result of the acquisition, we are in the process of reviewing the internal control structure of Ottomotores and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. Except for this acquisition, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2013 Proxy Statement, and is incorporated by reference herein.

Item 11.  Executive Compensation

The information required by this item will be included in our 2013 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2013 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our 2013 Proxy Statement and is incorporated herein by reference.

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
President and Chief Executive Officer

Dated: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld Aaron Jagdfeld	President, Chief Executive Officer and Director	March 13, 2013
/s/ York A. Ragen York A. Ragen	Chief Financial Officer and Chief Accounting Officer	March 13, 2013
/s/ John D. Bowlin John D. Bowlin	Director	March 13, 2013
/s/ Robert D. Dixon Robert D. Dixon	Director	March 13, 2013
/s/ Barry J. Goldstein Barry J. Goldstein	Director	March 13, 2013
/s/ Stephen Murray Stephen Murray	Director	March 13, 2013
/s/ david ramon David Ramon	Director	March 13, 2013
/s/ Timothy W. Sullivan	Director	March 13, 2013
Timothy W. Sullivan
/s/ Timothy Walsh Timothy Walsh	Director	March 13, 2013

Exhibits Number	Description
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

3.1
Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
4.2
Stockholders Agreement, dated as of November 10, 2006, by and among Generac Holdings Inc., certain stockholders of Generac Holdings Inc., including CCMP Capital Investors II, L.P., various of it affiliated funds, various funds affiliated with Unitas Capital Ltd. and the Management Stockholders (as defined in Stockholders Agreement) (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 filed with the SEC on October 20, 2009).

10.1
Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

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

10.3
Credit Agreement, dated as of May 30, 2012, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.4
Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.5	Advisory Services and Monitoring Agreement, dated November 10, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).
10.6+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).
10.7+
Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012).

10.8+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
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
10.11+
Amendment to Employment Agreement, dated January 14, 2010, between Generac and Dawn Tabat (incorporated by reference to Exhibit 10.66 of the Registration Statement on Form S-1 filed with the SEC on October 20, 2009).

10.12+	Employment Letter with Terrence Dolan (incorporated by reference to Exhibit 10.62 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.13+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.14
Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.15+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.16+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).
10.17+
Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.18+
Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.19+
Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.20
Form of Generac Holdings Inc. Director Indemnification Agreement for Stephen Murray and Timothy Walsh (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.21
Form of Generac Holdings Inc. Director Indemnification Agreement for Barry Goldstein, John D. Bowlin, Robert Dixon, David Ramon, and Timothy W. Sullivan (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

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

10.24
Form of Generac Power Systems, Inc. Indemnification Agreement for Barry Goldstein, John D. Bowlin,  Aaron Jagdfeld, David Ramon, York A. Ragen, Dawn Tabat, Allen Gillette, Roger Schaus, Jr., Roger Pascavis and Russell S. Minick (incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.25+	Amendment to Employment Agreement with Dawn Tabat (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011).
10.26+	Amendment to Employment Agreement with Dawn Tabat (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2012).
10.27+	Offer letter to Russ Minick (incorporated by reference to Exhibit 10.2 of the quarterly report filed with the SEC on November 14, 2011).
21.1*	List of Subsidiaries of Generac Holdings Inc.
23.1*	Consent of Ernst & Young, Independent Registered Public Accounting Firm, relating to Generac Holdings Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 13, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.