Form 10-Q
period 2013-03-31
GENERAC HOLDINGS INC.
filed 2013-05-07
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 68,398,269 shares of the registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$54,337	$108,023
Accounts receivable, less allowance for doubtful accounts	169,388	134,978
Inventories	258,821	225,817
Deferred income taxes	37,538	48,687
Prepaid expenses and other assets	5,111	5,048
Total current assets	525,195	522,553

Property and equipment, net	106,474	104,718

Customer lists, net	33,956	37,823
Patents, net	68,358	70,302
Other intangible assets, net	5,409	5,783
Deferred financing costs, net	12,655	13,987
Trade names, net	158,831	158,831
Goodwill	552,943	552,943
Deferred income taxes	127,883	136,754
Other assets	22	153
Total assets	$1,591,726	$1,603,847

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$12,532	$12,550
Accounts payable	117,134	94,543
Accrued wages and employee benefits	16,077	19,435
Other accrued liabilities	82,388	86,081
Current portion of long-term borrowings	30,000	82,250
Total current liabilities	258,131	294,859

Long-term borrowings	770,702	799,018
Other long-term liabilities	47,299	46,342
Total liabilities	1,076,132	1,140,219

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 68,546,806 and 68,295,960 shares issued at March 31, 2013 and December 31, 2012, respectively	686	683
Additional paid-in capital	750,179	743,349
Treasury stock, at cost	(6,543)	–
Excess purchase price over predecessor basis	(202,116)	(202,116)
Accumulated deficit	(13,118)	(63,792)
Accumulated other comprehensive loss	(13,494)	(14,496)
Total stockholders’ equity	515,594	463,628
Total liabilities and stockholders’ equity	$1,591,726	$1,603,847

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$399,572	$294,561
Costs of goods sold	246,110	183,556
Gross profit	153,462	111,005

Operating expenses:
Selling and service	31,681	25,126
Research and development	6,645	5,055
General and administrative	12,426	9,106
Amortization of intangibles	6,185	12,225
Total operating expenses	56,937	51,512
Income from operations	96,525	59,493

Other (expense) income:
Interest expense	(15,675)	(5,674)
Investment income	17	19
Loss on extinguishment of debt	(1,839)	(4,309)
Other, net	396	(425)
Total other expense, net	(17,101)	(10,389)

Income before provision for income taxes	79,424	49,104
Provision for income taxes	28,750	19,044
Net income	$50,674	$30,060

Net income per common share - basic:	$0.75	$0.45
Weighted average common shares outstanding - basic:	67,864,475	67,200,480

Net income per common share - diluted:	$0.73	$0.44
Weighted average common shares outstanding - diluted:	69,554,941	68,637,927

Comprehensive income	$51,676	$29,991

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating activities
Net income	$50,674	$30,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,565	1,993
Amortization of intangible assets	6,185	12,225
Amortization of original issue discount	616	37
Amortization of deferred finance costs	561	469
Amortization of unrealized loss on interest rate swaps	1,002	–
Loss on extinguishment of debt	1,839	4,309
Provision for losses on accounts receivable	225	79
Deferred income taxes	20,075	18,239
Loss on disposal of property and equipment	2	107
Share-based compensation expense	2,931	2,439
Net changes in operating assets and liabilities:
Accounts receivable	(34,648)	(3,255)
Inventories	(33,007)	(37,700)
Other assets	13	(530)
Accounts payable	22,601	9,663
Accrued wages and employee benefits	(3,358)	(2,739)
Other accrued liabilities	7,684	3,919
Excess tax benefits from equity awards	(7,694)	(731)
Net cash provided by operating activities	38,266	38,584

Investing activities
Expenditures for property and equipment	(4,322)	(2,138)
Acquisition of business, net of cash acquired	–	(2,279)
Net cash used in investing activities	(4,322)	(4,417)

Financing activities
Proceeds from long-term borrowings	–	573,614
Repayments of short-term borrowings	(18)	–
Repayments of long-term borrowings	(82,250)	(597,874)
Payment of debt issuance costs	–	(10,756)
Cash dividends paid for restricted stock upon vesting	(2,649)	–
Taxes paid related to the net share settlement of equity awards	(10,417)	(1,278)
Excess tax benefits from equity awards	7,694	731
Net cash used in financing activities	(87,640)	(35,563)

Effect of exchange rate changes on cash and cash equivalents	10	–

Net decrease in cash and cash equivalents	(53,686)	(1,396)
Cash and cash equivalents at beginning of period	108,023	93,126
Cash and cash equivalents at end of period	$54,337	$91,730

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

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Foreign currency translation adjustments	$(34)	$(34)
Pension liability, net of tax of $(4,174)	(12,081)	(12,081)
Unrealized losses on cash flow hedges, net of tax of $(63) and $(109)	(1,379)	(2,381)
Accumulated other comprehensive loss	$(13,494)	$(14,496)

1.  Basis of Presentation (continued)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the quarter ended March 31, 2013:

Amortization of unrealized loss on interest rate swaps	Amounts reclassified from other accumulated comprehensive loss	Affected line item in the statement where net income is presented
Gross	$(1,048)	Interest expense
Tax benefit	46
Net of tax	$(1,002)

There were no reclassification adjustments out of accumulated other comprehensive loss during the quarter ended March 31, 2012. See Note 2 – Derivative Instruments and Hedging Activities for additional details.

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. Such contracts are intended to offset the effect of price fluctuations on actual inventory purchases. There were two outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases at March 31, 2012. The Company entered into these two commodity forward contracts, to purchase $4,533 and $1,935 of copper, in September 2011.  The contracts were effective from October 1, 2011, and terminated on June 30, 2012. There were one and three outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases at December 31, 2012 and March 31, 2013, respectively.  In October 2012, the Company entered into a commodity forward contract to purchase $3,472 of copper.  The contract was effective from January 1, 2013, and terminates on September 30, 2013.  In February 2013, the Company entered into a commodity forward contract to purchase $2,677 of copper.  The contract was effective from March 1, 2013, and terminates on December 31, 2013.  In March 2013, the Company entered into a commodity forward contract to purchase $2,636 of copper.  The contract was effective from March 1, 2013, and terminates on December 31, 2013.

Total gains or losses recognized in the consolidated statement of comprehensive income on commodity contracts was a loss of $292 for the three months ended March 31, 2013 and a gain of $420 for the three months ended March 31, 2012.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of March 31, 2013 or 2012.

2. Derivative Instruments and Hedging Activities (continued)

Interest Rates

The Company has two interest rate swap agreements outstanding as of March 31, 2013. Both interest rate swap agreements were entered into on April 1, 2011. The effective date of the first swap is July 1, 2012 with a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap is October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.

Prior to February 9, 2012, the Company entered into various interest rate swap agreements. The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, in order for such agreements to qualify as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative’s change in fair value is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assessed on an ongoing basis whether derivatives used in hedging transactions were highly effective in offsetting changes in cash flows of hedged items.  The impact of hedge ineffectiveness on earnings was not material for the periods prior to February 9, 2012.

As discussed in Note 7–Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders. The Credit Agreement provided for a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the Company’s former credit agreement, dated November 10, 2006, as amended from time to time. The future cash flows associated with the Credit Agreement were materially consistent with that of the former credit agreement, resulting in the continued designation of the interest rate swap agreements as cash flow hedges. However, as a result of a change in certain critical terms between the Credit Agreement and former credit agreement, the interest rate swap agreements in place on the date of refinancing were required to be measured for hedge effectiveness. The ineffective portion of the change in fair value of the cash flow hedges was not material for the period from February 9, 2012 to May 30, 2012.

As discussed in Note 7–Credit Agreements, on May 30, 2012, a subsidiary of the Company amended and restated its existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders.  Proceeds received by the Company from loans made under the Term Loan Credit Agreement were used to repay the Company’s previous Credit Agreement.  Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges outstanding as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various expiration dates through October of 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the condensed consolidated statements of comprehensive income as interest expense.

The following table presents the fair value of the Company’s derivatives not designated as hedging instruments:

	March 31, 2013	December 31, 2012
Commodity contracts	$(226)	$111
Interest rate swaps	(1,766)	(2,973)
Net derivatives liability	$(1,992)	$(2,862)

2. Derivative Instruments and Hedging Activities (continued)

The fair value of derivatives not designated as hedging instruments included in other current liabilities is $1,992 as of March 31, 2013.  The fair value of derivatives not designated as hedging instruments included in other current liabilities and other assets was $2,973 and $111 respectively, as of December 31, 2012.

The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2013 and December 31, 2012 is a net liability of $2,036 and $2,936, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

	Amount of loss		Location of gain (loss)	Amount of loss reclassified from		Amount of gain (loss)
	recognized in Accumulated Other Comprehensive Loss for		recognized in net income	Accumulated Other Comprehensive Loss		recognized in net income (loss) on hedges
	the three months ended		on ineffective	into net income for the three months ended		(ineffective portion) for the
	March 31,		portion of hedges	March 31,		three months ended
						March 31,
	2013	2012		2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (1)	$—	$(69)	Interest expense	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (2)	$—	$—	Interest expense	$(1002)	$—	$1,206	$—
Commodity contracts	$—	$—	Cost of goods sold	$—	$—	$(292)	$420

(1) Periods prior to May 30, 2012
(2) Period subsequent to May 30, 2012

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings was approximately $822,700 (Level 2) at March 31, 2013, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:
		Fair Value Measurement Using
	Total March 31, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(1,766)	$–	$(1,766)
Commodity contracts	$(226)	$–	$(226)
		Fair Value Measurement Using
	Total December 31, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(2,973)	$–	$(2,973)
Commodity contracts	$111	$–	$111

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

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 91% and 94% of total sales for the three months ended March 31, 2013 and 2012, respectively. Approximately 98% of the Company’s identifiable long-lived assets are located in the United States as of March 31, 2013 and December 31, 2012, respectively.

4. Segment Reporting (continued)

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

	Three Months Ended March 31,
	2013	2012
Residential power products	$255,244	$175,077
Commercial & industrial power products	127,080	105,013
Other	17,248	14,471
Total	$399,572	$294,561

5. Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$186,551	$168,459
Work-in-process	10,274	8,580
Finished goods	68,402	55,777
Reserves for excess and obsolescence	(6,406)	(6,999)
Total	$258,821	$225,817

Property and equipment consists of the following:

	March 31,	December 31,
	2013	2012
Land and improvements	$6,559	$6,511
Buildings and improvements	69,317	68,934
Machinery and equipment	45,751	42,581
Dies and tools	16,016	15,406
Vehicles	1,889	1,872
Office equipment	13,431	12,993
Leasehold improvements	1,406	1,393
Construction in progress	3,016	3,439
Gross property and equipment	157,385	153,129
Accumulated depreciation	(50,911)	(48,411)
Total	$106,474	$104,718

5. Balance Sheet Details (continued)

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Accrued commissions	$8,620	$7,467
Accrued interest	14,060	15,809
Product warranty obligations – short term	33,242	28,752
Accrued dividends for unvested restricted stock	1,222	3,957
Accrued volume rebates	5,299	7,991
Accrued customer prepayments	3,098	6,569
Other accrued selling expenses	8,636	7,753
Other accrued liabilities	8,211	7,783
Total	$82,388	$86,081

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Accrued pension costs	$23,338	$23,174
Product warranty obligations – long term	22,007	20,833
Other long-term liabilities	1,954	2,335
Total	$47,299	$46,342

6. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. The Company recognizes the revenue from sales of extended warranties over the life of the contracts.

6. Product Warranty Obligations (continued)

Changes in product warranty obligations are as follows:

	For the three months ended March 31,
	2013	2012
Balance at beginning of period	$49,585	$34,380
Payments, net of extended warranty receipts	(3,556)	(4,452)
Charged to operations	9,220	9,151
Balance at end of period	$55,249	$39,079

The product warranty obligations are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2013	2012
Other accrued liabilities	$33,242	$28,752
Other long-term liabilities	22,007	20,833
Balance at end of period	$55,249	$49,585

7. Credit Agreements

The revolving credit facilities and credit agreements discussed below were outstanding for all periods presented. The Company refinanced this debt on February 9, 2012 and amended and restated its credit agreements on May 30, 2012.

Short-term borrowings are included in the balance sheets as follows:

	March 31,	December 31,
	2013	2012
ABL facility	$-	$-
Other lines of credit, as described below	12,532	12,550
	$12,532	$12,550

Long-term borrowings are included in the balance sheets as follows:

	March 31,	December 31,
	2013	2012
Term loan	$815,500	$897,750
Discount on debt	(14,798)	(16,482)
Total	800,702	881,268
Less current portion of debt	30,000	82,250
	$770,702	$799,018

7. Credit Agreements (continued)

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

Borrowings under the ABL Facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the lesser of the aggregate commitments and the applicable borrowing base under the ABL Facility or (ii) $10,000. The ABL Credit Agreement also contains covenants and events of default substantially similar to those in the Term Loan Credit Agreement, as described above.  There were no borrowings outstanding under the ABL Facility as of March 31, 2013 or December 31, 2012.  At March 31, 2013, we had cash and cash equivalents of $54,337 and $147,219 of availability under our ABL Facility, net of outstanding letters of credit.

7. Credit Agreements (continued)

On February 11, 2013, the Company made an $80,000 voluntary prepayment of debt with available cash on hand that was applied to future principal amortizations.  As a result, the Company wrote off $1,839 of original issue discount and capitalized debt issuance costs. The Company amortizes remaining capitalized debt issuance costs and the original issue discount under the effective interest method.

As of March 31, 2013 and December 31, 2012, short-term borrowings primarily consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled 12,532 and 12,550, respectively.

8. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive, dilutive earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits.  The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
Numerator- net income	$50,674	$30,060
Denominator- weighted average shares
Basic	67,864,475	67,200,480
Dilutive effect of stock compensation awards (1)	1,690,466	1,437,447
Diluted	69,554,941	68,637,927
Net income per share
Basic	$0.75	$0.45
Diluted	$0.73	$0.44

(1) Excludes approximately 250,000 stock options and 60,000 shares of restricted stock for 2013 as the impact of such awards was anti-dilutive. Excludes approximately 350,000 stock options and 190,000 shares of restricted stock for 2012 as the impact of such awards was anti-dilutive.

9. Income Taxes

The effective income tax rates for the quarters ended March 31, 2013 and 2012 were 36.2% and 38.8%, respectively.  The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit.

10. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering substantially all of its employees.  These plans were frozen to new participants effective December 31, 2008. Information related to the Pension Plans is as follows:

	Three months ended March 31,
Components of net periodic pension expense:	2013	2012
Interest cost	$606	$613
Expected return on plan assets	(630)	(599)
Amortization of net loss	277	227
Net periodic pension expense	$253	$241

11. Share Plans

During the first quarter ended March 31, 2013, approximately 442,000 restricted stock awards vested. As permitted by the Company’s equity incentive plan, these restricted stock awards were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes.  In effect, the Company repurchased, and classified as treasury stock, 162,819 of the issued shares at fair value (total cost of $6,543), and used the cash on behalf of the employee to satisfy the tax withholding requirements.  This tax amount, together with an additional $3,874 of taxes paid related to the net share settlement of stock option exercises during the first quarter of 2013, is reflected as a cash outflow in the financing section of the condensed consolidated statement of cash flows.

Excess tax benefits of $7,694 were recorded during the first quarter of 2013 as a result of the stock activity discussed above. This amount is reflected as a cash inflow in the financing section of the condensed consolidated statement of cash flows.

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers and receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2013 and December 31, 2012 was approximately $21,642 and $16,600 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Subsequent Events

On May 2 2013, the Company prepaid $30,000 of principal on its existing Term Loan with available cash on hand.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

•
the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense due to the dividend recapitalization transaction completed in May 2012 and the proposed dividend recapitalization transaction discussed below under “Liquidity and financial condition – Proposed dividend recapitalization”;

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for residential products are under 3% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2009 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

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

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events caused by the aging U.S. power grid increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred during 2012 drove strong demand for portable and home standby generators and the increased awareness of these products contributed to substantial revenue growth for us in the first quarter of 2013. While there are power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased in the first quarter of 2013 versus the first quarter of 2012 as a result of an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement. We refer you to Note 7, “Credit Agreements,” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.  The increase in outstanding debt that will occur if we complete the proposed dividend recapitalization discussed under “Liquidity and financial condition – Proposed dividend recapitalization” may increase our interest expense from recent historical levels depending on market conditions.

Factors influencing provision for income taxes and cash taxes paid.   We had $1.1 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2012 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of $422 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. Additionally, we had federal net operating loss, or NOL, carry-forwards of approximately $54.1 million as of December 31, 2012, which we expect to generate an additional $18.9 million of federal cash tax savings at a 35% federal rate when utilized. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes. However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards to offset future federal income tax liabilities.  Similarly, the increase in outstanding debt and related interest expense that may occur if we complete the proposed dividend recapitalization discussed under “Liquidity and financial condition – Proposed dividend recapitalization” may have an impact on our ability to fully utilize these tax attributes if we are unable to generate sufficient taxable income. We believe any limitations would not be material.

In addition, as a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $52.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2012. We expect these assets to generate cash tax savings of $20.3 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate.

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

Results of operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net sales	$399,572	$294,561
Cost of goods sold	246,110	183,556
Gross profit	153,462	111,005
Operating expenses:
Selling and service	31,681	25,126
Research and development	6,645	5,055
General and administrative	12,426	9,106
Amortization of intangibles	6,185	12,225
Total operating expenses	56,937	51,512
Income from operations	96,525	59,493
Total other expense, net	(17,101)	(10,389)
Income before provision for income taxes	79,424	49,104
Provision for income taxes	28,750	19,044
Net income	$50,674	$30,060

Residential power products	$255,244	$175,077
Commercial & industrial power products	127,080	105,013
Other	17,248	14,471
Net sales	$399,572	$294,561

Net sales.    Net sales increased $105.0 million, or 35.7%, to $399.6 million for the three months ended March 31, 2013 from $294.6 million for the three months ended March 31, 2012.  Residential product sales increased $80.2 million, or 45.8%, primarily due to increased demand for home standby and portable generators from the combination of the significant awareness and demand created by major power outages in recent years, expanded distribution, increased sales and marketing efforts and overall strong operational execution.  Additionally, increased revenue from power washer products also contributed to the year-over-year sales growth primarily due to increased shelf space for the 2013 selling season.  Commercial & industrial product sales increased $22.1 million, or 21.0%, primarily due to the Ottomotores acquisition. Strong shipments to national account customers as well as increased sales of natural gas generators used in light commercial/retail applications also contributed to year-over-year organic growth.

Gross profit.    Gross profit increased $42.5 million, or 38.2%, to $153.5 million for the three months ended March 31, 2013 from $111.0 million for the three months ended March 31, 2012. As a percent of net sales, gross profit margin for the first quarter of 2013 increased to 38.4% from 37.7% in the same period last year, due to the combination of cost-reduction initiatives, improved pricing and a moderation in commodity costs. These margin improvements were partially offset by the mix impact from the addition of Ottomotores sales.

Operating expenses.    Operating expenses increased $5.4 million, or 10.5%, to $56.9 million for the three months ended March 31, 2013 from $51.5 million for the three months ended March 31, 2012.  These additional expenses were driven primarily by operating expenses associated with the Ottomotores acquisition, and increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company. This increase was partially offset by a decline in the amortization of intangibles.

Other expense.    Other expenses increased $6.7 million, or 64.6%, to $17.1 million for the three months ended March 31, 2013 from $10.4 million for the three months ended March 31, 2012, primarily due to a $10.0 million increase in interest expense partially offset by a $2.5 million decrease in the loss on extinguishment of debt.  The increase in interest expense in the first quarter of 2013 was a result of the higher debt levels from the refinancing of the Company’s senior secured credit facilities in May 2012.

Provision for income taxes.    Income tax expense increased $9.7 million, or 51.0%, to $28.8 million for the three months ended March 31, 2013 from $19.0 million for the three months ended March 31, 2012. This increase was primarily driven by the increase in income in the first quarter of 2013 compared to the first quarter of 2012, partially offset by a lower effective tax rate.

Net income.    As a result of the factors identified above, we generated net income of $50.7 million for the three months ended March 31, 2013 compared to $30.1 million for the three months ended March 31, 2012.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $33.0 million, or 43.5%, to $108.8 million for the three months ended March 31, 2013 from $75.8 million for the three months ended March 31, 2012.

Adjusted Net income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $83.9 million for the three months ended March 31, 2013 increased 26.9% from $66.1 million for the three months ended March 31, 2012.

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

On February 9, 2012, Generac Power Systems repaid an additional $22.9 million under its first lien term loan and entered into a new agreement.  The new credit agreement provided for borrowings under a five-year $150.0 million revolving credit facility, a five-year $325.0 million tranche A term loan facility and a seven-year $250.0 million tranche B term loan facility.  Proceeds received by the Company from loans made under this new credit agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated November 10, 2006, as amended from time to time, and for general corporate purposes.
On May 30, 2012, Generac Power Systems amended and restated its then existing Credit Agreement by entering into the Term Loan Credit Agreement and the ABL Credit Agreement.  The Term Loan Credit Agreement provides for a $900.0 million Term Loan and a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provides for borrowings under a $150.0 million unfunded ABL Facility. Proceeds from the Term Loan were used to repay the Company’s previous credit agreement and related financing fees. The remaining proceeds from the Term Loan were used, along with available cash on hand, to pay a special cash dividend of $6.00 per share on the Company’s common stock.  As a result of repayments of debt and the refinancing transactions discussed above, our indebtedness, net of unamortized original issue discount, was $800.7 million and $881.3 million at March 31, 2013 and December 31, 2012, respectively.

For more information regarding the Term Loan Credit Agreement and the ABL Credit Agreement and their potential impact, we refer you to Note 7, “Credit Agreements,” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2013, we had cash and cash equivalents of $54.3 million and $147.2 million of availability under our revolving credit facility, net of outstanding letters of credit.

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

Proposed dividend recapitalization

On May 2, 2013, the Company announced its plan to execute a recapitalization in which it intends to incur, subject to market and other conditions, approximately $335 million of additional debt to fund a special cash dividend of up to $5 per share on its outstanding common stock. As part of this transaction, the Company expects to enter into new debt financing in the aggregate amount of approximately $1.15 billion, which is expected to be comprised entirely of senior secured term loan credit facilities, the proceeds of which will be used to pay the special cash dividend and refinance the Company’s existing senior secured term loan credit facilities.  The new debt financing would also include a $150 million asset-based revolving credit facility, which is expected to be undrawn at the closing of the financing.  The declaration of the special cash dividend will not occur unless new debt financing is obtained under acceptable terms. The Company expects its Board of Directors to declare and the Company to pay the special cash dividend before the end of the second quarter of 2013.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table summarizes our cash flows by category for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Net cash provided by operating activities	$38,266	$38,584	$(318)	(0.8)%
Net cash used in investing activities	$(4,322)	$(4,417)	$95	(2.2)%
Net cash used in financing activities	$(87,640)	$(35,563)	$(52,077)	146.4%

Net cash provided by operating activities was $38.3 million for the three months ended March 31, 2013 compared to $38.6 million for the three months ended March 31, 2012. This year-over-year decrease was primarily driven by increased working capital investments partially offset by strong operating earnings.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2013, which related to the purchase of property and equipment. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2012, which related to the purchase of property and equipment and acquisition activity.

Net cash used in financing activities was $87.6 million for the three months ended March 31, 2013, primarily representing $82.3 million of debt repayments and $2.6 million cash dividend payments. In addition, the Company paid $10.4 million related to the net share settlement of equity awards which was partially offset by approximately $7.7 million of cash inflow related to excess tax benefits of equity awards. Net cash used in financing activities was $35.6 million for the three months ended March 31, 2012, primarily representing $573.6 million in cash proceeds from long-term borrowings offset by $597.9 million of debt repayments. In addition, the Company made $10.8 million of cash payments for transaction fees incurred in connection with the February 2012 debt refinancing.

Contractual Obligations

There have been no material changes to our contractual obligations since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off-balance sheet arrangements

There have been no material changes with regards to off-balance sheet arrangements since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical accounting policies

There have been no material changes in our critical accounting policies since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our Term Loan Credit Agreement and ABL Credit Agreement but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;

•	to allocate resources to enhance the financial performance of our business;

•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2013 Proxy Statement;

•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and

•	in communications with our board of directors and investors concerning our financial performance.

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

We explain in more detail in footnotes (a) through (c) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net income	$50,674	$30,060
Interest expense	15,675	5,674
Depreciation and amortization	8,750	14,218
Income taxes provision	28,750	19,044
Non-cash write-down and other charges (a)	(423)	(204)
Non-cash share-based compensation expense (b)	2,931	2,439
Loss on extinguishment of debt	1,839	4,309
Transaction costs and credit facility fees (c)	314	135
Other	291	127
Adjusted EBITDA	$108,801	$75,802

(a)   Represents the following non-cash charges:

• for the three months ended March 31, 2013, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the three months ended March 31, 2012, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets, and a non-cash inventory write-off;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The losses on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

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

(c)    Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities., such as:

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

Similar to Adjusted EBITDA, Adjusted net income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted net income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted net income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net income	$50,674	$30,060
Provision for income taxes	28,750	19,044
Income before provision for income taxes	79,424	49,104
Amortization of intangible assets	6,185	12,225
Amortization of deferred finance costs and original issue discount	1,177	506
Loss on extinguishment of debt	1,839	4,309
Transaction costs and other purchase accounting adjustments (a)	(253)	-
Adjusted net income before provision for income taxes	88,372	66,144
Cash income tax expense (b)	(4,520)	(55)
Adjusted net income	$83,852	$66,089

Adjusted net income per common share - diluted:	$1.21	$0.96
Weighted average common shares outstanding - diluted:	69,554,941	68,637,927

(a)
 Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing.  Also includes certain purchase accounting adjustments.

(b)	Amount for the three months ended March 31, 2013 is based on an anticipated cash income tax rate of approximately 6.0%.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company’s adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

Except as noted, there have been no material changes since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

We refer you to Note 2, “Derivative Instruments and Hedging Activities,” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. In other respects, there have been no material change in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2013, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the following:

Impact of proposed dividend recapitalization

If we complete our proposed dividend recapitalization discussed in this Quarterly Report on Form 10-Q under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and financial condition - Proposed dividend recapitalization," our outstanding indebtedness and related interest expense may increase from recent historical levels depending on market conditions. This may affect our future results of operations, and may increase the risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under "Risk Factors - Risks related to our capital structure - We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness."

Item 6.           Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 7, 2013

Item 6.                                                                                      EXHIBIT INDEX

Exhibits Number	Description
3.1	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2013).
10.1+*	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan.
10.2+*	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan.
10.3+*	Cash award agreement to non-executive chairman.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

*           Filed herewith.
**         Furnished herewith.
+           Indicates management contract or compensatory plan or arrangement.