Form 10-Q
period 2013-06-30
GENERAC HOLDINGS INC.
filed 2013-08-07
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 68,433,085 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$126,598	$108,023
Accounts receivable, less allowance for doubtful accounts	162,711	134,978
Inventories	287,258	225,817
Deferred income taxes	30,838	48,687
Prepaid expenses and other assets	3,664	5,048
Total current assets	611,069	522,553

Property and equipment, net	109,481	104,718

Customer lists, net	29,638	37,823
Patents, net	66,392	70,302
Other intangible assets, net	5,009	5,783
Deferred financing costs, net	21,283	13,987
Trade names, net	161,371	158,831
Goodwill	551,242	552,943
Deferred income taxes	119,860	136,754
Other assets	22	153
Total assets	$1,675,367	$1,603,847

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$24,047	$12,550
Accounts payable	112,155	94,543
Accrued wages and employee benefits	20,963	19,435
Other accrued liabilities	78,362	86,081
Current portion of long-term borrowings	9,000	82,250
Total current liabilities	244,527	294,859

Long-term borrowings	1,177,329	799,018
Other long-term liabilities	47,570	46,342
Total liabilities	1,469,426	1,140,219

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 68,588,061 and 68,295,960 shares issued at June 30, 2013 and December 31, 2012, respectively	686	683
Additional paid-in capital	416,184	743,349
Treasury stock, at cost	(6,543)	–
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings (accumulated deficit)	10,202	(63,792)
Accumulated other comprehensive loss	(12,472)	(14,496)
Total stockholders’ equity	205,941	463,628
Total liabilities and stockholders’ equity	$1,675,367	$1,603,847

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$346,688	$239,137	$746,260	$533,698
Costs of goods sold	215,735	151,708	461,845	335,264
Gross profit	130,953	87,429	284,415	198,434

Operating expenses:
Selling and service	27,072	22,122	58,753	47,248
Research and development	7,064	5,703	13,709	10,758
General and administrative	14,039	10,158	26,465	19,264
Amortization of intangibles	6,345	12,288	12,530	24,513
Total operating expenses	54,520	50,271	111,457	101,783
Income from operations	76,433	37,158	172,958	96,651

Other (expense) income:
Interest expense	(14,263)	(9,894)	(29,938)	(15,568)
Investment income	25	29	42	48
Loss on extinguishment of debt	(13,497)	(9,999)	(15,336)	(14,308)
Other, net	(1,909)	(1,595)	(1,513)	(2,020)
Total other expense, net	(29,644)	(21,459)	(46,745)	(31,848)

Income before provision for income taxes	46,789	15,699	126,213	64,803
Provision for income taxes	18,535	6,364	47,285	25,408
Net income	$28,254	$9,335	$78,928	$39,395

Net income per common share - basic:	$0.41	$0.14	$1.16	$0.59
Weighted average common shares outstanding - basic:	68,140,330	67,309,260	68,003,164	67,254,870

Net income per common share - diluted:	$0.40	$0.14	$1.13	$0.57
Weighted average common shares outstanding - diluted:	69,809,599	68,645,533	69,801,498	68,599,867

Dividends declared per share	$5.00	$6.00	$5.00	$6.00

Comprehensive income	$29,276	$10,039	$80,952	$40,030

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities
Net income	$78,928	$39,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,126	3,995
Amortization of intangible assets	12,530	24,513
Amortization of original issue discount	1,138	343
Amortization of deferred finance costs	1,189	1,016
Amortization of unrealized loss on interest rate swaps	2,005	271
Loss on extinguishment of debt	15,336	14,308
Provision for losses on accounts receivable	636	67
Deferred income taxes	35,324	23,610
Loss on disposal of property and equipment	36	91
Share-based compensation expense	6,192	5,257
Net changes in operating assets and liabilities:
Accounts receivable	(36,908)	10,676
Inventories	(62,561)	(64,609)
Other assets	182	(306)
Accounts payable	18,984	(6,043)
Accrued wages and employee benefits	1,452	(2,034)
Other accrued liabilities	3,130	10,703
Excess tax benefits from equity awards	(8,401)	(1,546)
Net cash provided by operating activities	74,318	59,707

Investing activities
Proceeds from sale of property and equipment	35	16
Expenditures for property and equipment	(10,051)	(5,504)
Proceeds from sale of business, net	2,254	–
Acquisition of business	6,278	(2,279)
Net cash used in investing activities	(1,484)	(7,767)

Financing activities
Proceeds from short-term borrowings	14,007	13,000
Proceeds from long-term borrowings	1,200,000	1,455,614
Repayments of short-term borrowings	(2,510)	–
Repayments of long-term borrowings	(897,750)	(1,172,874)
Payment of debt issuance costs	(21,698)	(24,928)
Cash dividends paid	(343,421)	(404,332)
Taxes paid related to the net share settlement of equity awards	(11,259)	(2,785)
Excess tax benefits from equity awards	8,401	1,546
Net cash used in financing activities	(54,230)	(134,759)

Effect of exchange rate changes on cash and cash equivalents	(29)	–

Net increase (decrease) in cash and cash equivalents	18,575	(82,819)
Cash and cash equivalents at beginning of period	108,023	93,126
Cash and cash equivalents at end of period	$126,598	$10,307

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

1.  Basis of Presentation

Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp. (GAC), which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary and the Borrower). The Company is a leading designer and manufacturer of a wide range of generators and other engine powered products for the residential, light commercial, industrial and construction markets.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Foreign currency translation adjustments	$(15)	$(34)
Pension liability, net of tax of $(4,174)	(12,081)	(12,081)
Unrealized losses on cash flow hedges, net of tax of $(17) and $(109)	(376)	(2,381)
Accumulated other comprehensive loss	$(12,472)	$(14,496)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three and six months ended June 30, 2013:

	Amounts reclassified from other accumulated comprehensive loss for the three months ended June 30,		Affected line item in the statement where net income is presented
Amortization of unrealized loss on interest rate swaps	2013	2012
Gross	$(1,049)	$(283)	Interest expense
Tax benefit	46	12
Net of tax	$(1,003)	$(271)

	Amounts reclassified from other accumulated comprehensive loss for the six months ended June 30,		Affected line item in the statement where net income is presented
Amortization of unrealized loss on interest rate swaps	2013	2012
Gross	$(2,097)	$(283)	Interest expense
Tax benefit	92	12
Net of tax	$(2,005)	$(271)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. Outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases were as follows.

As of June 30, 2013:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	10/29/2012	1/1/2013	$3,472	9/30/2013
Copper	2/26/2013	3/1/2013	2,677	12/31/2013
Copper	3/1/2013	3/1/2013	2,636	12/31/2013
Copper	4/15/2013	5/1/2013	4,033	12/31/2013
Copper	6/21/2013	10/1/2013	2,169	6/30/2014

As of December 31, 2012:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	10/29/2012	1/1/2013	$3,472	9/30/2013

As of June 30, 2012:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	5/18/2012	7/1/2012	$1,898	12/31/2012

Total losses recognized in the consolidated statements of comprehensive income were $826 and $1,118 for the three and six months ended June 30, 2013, respectively. The gains and losses recognized in the consolidated statements of comprehensive income were losses of $166 and gains of $254 for the three and six months ended June 30, 2012, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of June 30, 2013, December 31, 2012 or June 30, 2012.

Interest Rate Swaps

The Company has two interest rate swap agreements outstanding as of June 30, 2013. Both interest rate swap agreements were entered into on April 1, 2011. The effective date of the first swap was July 1, 2012 with a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap was October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.

The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.  As discussed in Note 8 – Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement with certain commercial banks and other lenders.  From inception through February 9, 2012, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative’s change in fair value is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assessed on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The impact of hedge ineffectiveness on earnings was not material for the periods prior to February 9, 2012.

As noted above and in Note 8 – Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The future cash flows associated with the Credit Agreement were materially consistent with that of the former credit agreement, resulting in the continued designation of the interest rate swap agreements as cash flow hedges. However, as a result of a change in certain critical terms between the Credit Agreement and former credit agreement, the interest rate swap agreements in place on the date of refinancing were required to be measured for hedge effectiveness. The ineffective portion of the change in fair value of the cash flow hedges was not material for the period from February 9, 2012 to May 30, 2012.

Also as discussed in Note 8 – Credit Agreements, on May 30, 2012, a subsidiary of the Company amended and restated its existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders. Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) have been and will continue to be amortized as interest expense over the period of the originally designated hedged transactions which have various termination dates through October of 2013.  Future changes in fair value of the swaps have been and will continue to be immediately recognized in the condensed consolidated statements of comprehensive income as interest expense.

The following table presents the fair value of the Company’s derivatives not designated as hedging instruments:

	June 30, 2013	December 31, 2012
Commodity contracts	$(908)	$111
Interest rate swaps	(501)	(2,973)
Net derivatives liability	$(1,409)	$(2,862)

The fair value of the interest rate swaps is included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The fair value of the commodity contracts is included in other current liabilities in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2013 and December 31, 2012 is a liability of $(1,422) and $(2,936), respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Amount of gain recognized in Accumulated Other Comprehensive Loss for the three months ended June 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
	2013	2012		2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (1)	$ —	$ 434	Interest expense	$ —	$ —	$ —	$ —
Derivatives not designated as hedging instruments
Interest rate swaps (2)	$ —	$ —	Interest expense	$ (1,003)	$ (270)	$ 1,266	$ 27
Commodity contracts	$ —	$ —	Cost of goods sold	$ —	$ —	$ (826)	$ (166)
(1) Periods prior to May 30, 2012 (2) Period between May 30, 2012 and June 30, 2013

	Amount of gain recognized in Accumulated Other Comprehensive Loss for the six months ended June 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the six months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the six months ended June 30,
	2013	2012		2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (1)	$ —	$ 365	Interest expense	$ —	$ —	$ —	$ —
Derivatives not designated as hedging instruments
Interest rate swaps (2)	$ —	$ —	Interest expense	$ (2,005)	$ (270)	$ 2,472	$ 27
Commodity contracts	$ —	$ —	Cost of goods sold	$ —	$ —	$ (1,118)	$ 254
(1) Periods prior to May 30, 2012 (2) Period between May 30, 2012 and June 30, 2013

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings was approximately $1,203,000 (Level 2) at June 30, 2013, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total June 30, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(501)	$–	$(501)
Commodity contracts	$(908)	$–	$(908)

		Fair Value Measurement Using
	Total December 31, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(2,973)	$–	$(2,973)
Commodity contracts	$111	$–	$111

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

The cash paid at closing of $44,769, net of cash acquired, included an estimate of acquired working capital. This estimate was finalized during the second quarter of 2013 to reflect actual working capital acquired as well as cash acquired and debt assumed, resulting in a $6,278 decrease to the purchase price.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2012 based upon a fair value appraisal by a third party valuation firm. As a result, the Company recorded approximately $16,100 of intangible assets, including approximately $5,050 of goodwill, as of the acquisition date.  The purchase price allocation was finalized during the second quarter of 2013, resulting in an additional $2,590 of intangible assets and a $439 decrease to goodwill.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 90% of total sales for the three and six months ended June 30, 2013. Approximately 97% and 98% of the company’s identifiable long-lived assets are located in the United States as of June 30, 2013 and December 31, 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Residential power products	$196,616	$123,399	$451,860	$298,476
Commercial & industrial power products	133,427	101,101	260,507	206,114
Other	16,645	14,637	33,893	29,108
Total	$346,688	$239,137	$746,260	$533,698

6. Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$182,854	$168,459
Work-in-process	10,854	8,580
Finished goods	100,466	55,777
Reserves for excess and obsolescence	(6,916)	(6,999)
Total	$287,258	$225,817

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012

Land and improvements	$6,688	$6,511
Buildings and improvements	72,204	68,934
Machinery and equipment	47,016	42,581
Dies and tools	16,446	15,406
Vehicles	1,910	1,872
Office equipment	14,033	12,993
Leasehold improvements	1,438	1,393
Construction in progress	2,950	3,439
Gross property and equipment	162,685	153,129
Accumulated depreciation	(53,204)	(48,411)
Total	$109,481	$104,718

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012

Accrued commissions	$10,313	$7,467
Accrued interest	5,110	15,809
Product warranty obligations – short term	34,931	28,752
Accrued dividends for unvested restricted stock	2,507	3,957
Accrued volume rebates	6,380	7,991
Accrued customer prepayments	1,492	6,569
Other accrued selling expenses	10,242	7,753
Other accrued liabilities	7,387	7,783
Total	$78,362	$86,081

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2013	2012

Accrued pension costs	$23,591	$23,174
Product warranty obligations – long term	21,954	20,833
Other long-term liabilities	2,025	2,335
Total	$47,570	$46,342

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

Changes in product warranty obligations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$55,249	$39,079	$49,585	$34,380
Payments, net of extended warranty receipts	(1,635)	(2,866)	(5,191)	(7,318)
Charged to operations	3,271	5,175	12,491	14,326
Balance at end of period	$56,885	$41,388	$56,885	$41,388

The product warranty obligations are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2013	2012

Other accrued liabilities	$34,931	$28,752
Other long-term liabilities	21,954	20,833
Balance at end of period	$56,885	$49,585

8. Credit Agreements

Short-term borrowings are included in the balance sheets as follows:

	June 30,	December 31,
	2013	2012

ABL facility	$-	$-
Other lines of credit, as described below	24,047	12,550
Total	$24,047	$12,550

Long-term borrowings are included in the balance sheets as follows:

	June 30,	December 31,
	2013	2012

Term loan	$1,200,000	$897,750
Discount on debt	(13,671)	(16,482)
Total	1,186,329	881,268
Less current portion of debt	9,000	82,250
Total	$1,177,329	$799,018

On February 9, 2012, a subsidiary of the Company (“Borrower”) entered into a credit agreement (“Credit Agreement”) with certain commercial banks and other lenders.  The Credit Agreement provided for borrowings under a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. The revolving credit facility and tranche A term loan facility were scheduled to mature in February 2017 and the tranche B term loan facility was scheduled to mature in February 2019.  Proceeds received by the Company from loans made under the Credit Agreement were used to repay in full all outstanding borrowings under the former credit agreement, dated as of November 10, 2006, as amended from time to time, and for general corporate purposes. The Company’s former credit agreement was comprised of a revolving credit facility and a first-lien term loan which were scheduled to mature in November 2012 and November 2013, respectively.

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) and a new revolving credit agreement (“ABL Credit Agreement”) with certain commercial banks and other lenders.  The Term Loan Credit Agreement provided for a $900,000 term loan B credit facility and a $125,000 uncommitted incremental term loan facility (“Term Loan”).  The ABL Credit Agreement provided for borrowings under a $150,000 senior secured ABL revolving credit facility. The size of the ABL revolving credit facility could have increased by $50,000 pursuant to an uncommitted incremental credit facility. The Term Loan Credit Agreement was scheduled to mature in May 2018 and the ABL Credit Agreement was scheduled to mature in May 2017.  Proceeds received by the Company from loans made under the Term Loan Credit Agreement, together with cash on hand, were used to repay amounts outstanding under the Company’s previous Credit Agreement and pay a special cash dividend of $6.00 per share on the Company’s common stock.

The Term Loan Credit Agreement amortized in equal installments of 0.25% of the original principal amount on the first day of April, July, October and January commencing on October 1, 2012 until the maturity date of the Term Loan.  The interest rate on the Term Loan was based upon either a base rate plus an applicable margin of 4.00% or adjusted LIBOR rate plus an applicable margin of 5.00%, subject to a LIBOR floor of 1.25%.

On May 31, 2013, the Borrower amended and restated its then existing “Term Loan Credit Agreement” by entering into a new term loan credit agreement (“New Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The New Term Loan Credit Agreement provides for a $1,200,000 term loan B credit facility (the “New Term Loan”) and includes a $300,000 uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.  Proceeds from the New Term Loan were used to repay amounts outstanding under the Company’s previous Term Loan Credit Agreement and to fund a special cash dividend of $5.00 per share on the Company’s common stock (refer to Note 14 – Special Cash Dividend for additional details). Remaining funds from the New Term Loans were used for general corporate purposes and to pay related financing fees and expenses.

The New Term Loan is guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries, GAC and the Company, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Borrower’s assets, including fixed assets and intangibles, and the assets of the guarantors (other than the Company), other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which will be secured by a second priority lien.

The New Term Loan amortizes in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date of the New Term Loan on May 31, 2020.  The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio falls below 3.00 to 1.00.

The New Term Loan Credit Agreement contains restrictions on the Borrower’s ability to pay distributions and dividends (but which permitted the payment of the special cash dividend described in Note 14 – Special Cash Dividend below.). Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the New Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable in order to pay certain dividends and distributions. The New Term Loan Credit Agreement also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The New Term Loan Credit Agreement does not contain any financial maintenance covenants.

The New Term Loan Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (defined in the New Term Loan Credit Agreement). A bankruptcy or insolvency event of default will cause the obligations under the New Term Loan Credit Agreement to automatically become immediately due and payable.

Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, the Borrower amended its existing ABL Credit Agreement (the “New ABL Credit Agreement”). The amendment provides for a one year extension of the maturity date in respect of the $150,000 senior secured ABL revolving credit facility provided under the ABL Credit Agreement (the “ABL Facility”). The extended maturity date of the ABL Facility is May 31, 2018.

Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company).

Borrowings under the ABL Facility continue to bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) and (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above.  As of June 30, 2013, no amounts were outstanding under the ABL Facility.  As of June 30, 2013, the Company had $126,598 of cash and cash equivalents and $146,468 of availability under the ABL Facility, net of outstanding letters of credit.

On February 11, 2013, the Company made an $80,000 voluntary prepayment of debt with available cash on hand that was applied to future principal amortizations on the Term Loan Credit Agreement.  As a result, the Company wrote off $1,839 of original issue discount and capitalized debt issuance costs during the first quarter of 2013.  On May 2, 2013, the Company made an additional $30,000 voluntary prepayment of existing debt with available cash on hand.  As a result, the Company wrote off $924 of original issue discount and capitalized debt issuance costs during the second quarter of 2013.

In connection with the May 31, 2013 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $21,546 of new debt issuance costs, recorded $13,797 of fees paid to creditors as a debt discount, and expensed $7,100 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $5,473 in unamortized debt issuance costs and original issue discount relating to the previous Term Loan Credit Agreement and ABL Credit Agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income for the three months ended June 30, 2013. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the effective interest method.

As of June 30, 2013 and December 31, 2012, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $24,047 and $12,550, respectively.

9. Earnings Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Numerator- net income	$28,254	$9,335	$78,928	$39,395
Denominator- weighted average shares
Basic	68,140,330	67,309,260	68,003,164	67,254,870
Dilutive effect of stock compensation awards (1)	1,669,269	1,336,273	1,798,333	1,344,997
Diluted	69,809,599	68,645,533	69,801,498	68,599,867
Net income per share
Basic	$0.41	$0.14	$1.16	$0.59
Diluted	$0.40	$0.14	$1.13	$0.57

(1) Excludes approximately 300,000 and 250,000 stock options for the three and six month periods ended June 30, 2013, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 360,000 stock options for the three and six month periods ended June 30, 2012 as the impact of such awards was anti-dilutive.

10. Income Taxes

The effective income tax rates for the six months ended June 30, 2013 and 2012 were 37.5% and 39.2%, respectively.  The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit in 2013.

11. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering certain of its employees. These plans were frozen to new participants effective December 31, 2008.  Information related to the Pension Plans is as follows:

	Three months ended June 30,		Six months ended June 30,
Components of net periodic pension expense:	2013	2012	2013	2012

Interest cost	$605	$614	$1,211	$1,227
Expected return on plan assets	(630)	(600)	(1,260)	(1,199)
Amortization of net loss	277	228	554	455
Net periodic pension expense	$252	$242	$505	$483

12. Share Plans

During the first quarter ended March 31, 2013, approximately 442,000 restricted stock awards vested. As permitted by the Company’s equity incentive plan, these restricted stock awards were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes.  In effect, the Company repurchased, and classified as treasury stock, 162,819 of the issued shares at fair value (total cost of $6,543), and used the cash on behalf of the employees to satisfy the tax withholding requirements.  This tax amount, together with an additional $4,716 of taxes paid related to the net share settlement of stock option exercises during the first two quarters of 2013, is reflected as a cash outflow in the financing section of the condensed consolidated statement of cash flows.

Excess tax benefits of $8,401 were recorded during the first two quarters of 2013 as a result of the stock activity discussed above. This amount is reflected as a cash inflow in the financing section of the condensed consolidated statement of cash flows.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2013 and December 31, 2012 was approximately $27,504 and $16,600 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

14. Special Cash Dividend

On June 21, 2013, the Company used a portion of the proceeds from the May 31, 2013 debt refinancing (see Note 8 – Credit Agreements) to pay a special cash dividend of $5.00 per share on its common stock, resulting in payments totaling $340,772 to shareholders. The Company also recorded a liability of $1,322, included in other accrued liabilities in the condensed consolidated balance sheet, for dividends declared on unvested restricted stock awards. Payment of these dividends will be made when the underlying restricted stock awards vest.

In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments are required to be made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock option awards outstanding prior to the special dividend date was adjusted by the $5.00 special dividend amount. There was no change to compensation expense as a result of this adjustment.

The balance of retained earnings as of the dividend declaration date was $4,934. The dividends paid were first charged to retained earnings and dividends in excess of retained earnings were recorded as a reduction to additional paid-in capital.

15. Subsequent Events

On August 1, 2013, a subsidiary of the Company acquired all of the shares of Tower Light SRL and its wholly-owned subsidiaries (collectively, “Tower Light”).  Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.  Tower Light has built a leading market position in the equipment rental markets by leveraging their broad product offering and strong global distribution network in over 50 countries worldwide. With approximately 100 employees, Tower Light’s net sales for year ended December 31, 2012 were approximately €37,000.

Since the acquisition closed subsequent to June 30, 2013, the accompanying condensed consolidated financial statements do not reflect any adjustments related to the acquisition, although certain transactions costs relating to the acquisition are included in other expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency and duration of major power outages;

•	availability, cost and quality of raw materials and key components used in producing our products;

•	the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense due to the dividend recapitalization transactions completed in May 2012 and 2013;

•
the possibility that the expected synergies, efficiencies and cost savings of the acquisitions of the Ottomotores and Tower Light businesses or other acquisitions will not be realized, or will not be realized within the expected time period;

•	the risk that the Ottomotores and Tower Light businesses or other acquisitions that we make will not be integrated successfully;

•	Difficulties we may encounter as our business expands globally;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	loss of our key management and employees;

•	increase in product and other liability claims; and

•	changes in environmental, health and safety laws and regulations.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for residential products are under 3% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2011 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

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

Effect of large scale power disruptions.    Power disruptions are an important driver of consumer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events caused by the aging U.S. power grid increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, multiple major outage events that occurred during 2012 drove strong demand for portable and home standby generators and the increased awareness of these products contributed to substantial revenue growth for us in the first half of 2013. While there are frequent power outages every year across all regions of the country, major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

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

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.  Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased during the first six months of 2013 compared to the first six months of 2012, primarily due to an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement.  We refer you to Note 8, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Factors influencing provision for income taxes and cash taxes paid.   We had $1.1 billion of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2012 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of $422 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $52.1 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2012. We expect these assets to generate cash tax savings of $20.3 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes.

Additionally, we had federal net operating loss, or NOL, carry-forwards of approximately $54.1 million as of December 31, 2012, which we expect to generate an additional $18.9 million of federal cash tax savings at a 35% federal rate when utilized. The Company believes based on current business plans that it will utilize available NOLs during the current year and will have federal and state cash tax obligations for 2013 and forward.

However, any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carry-forwards, increasing cash tax obligations for 2013 while reducing obligations in subsequent years.

In the second quarter of 2013, the dividend recapitalization discussed under “Liquidity and financial condition” was completed.  After considering the increased debt and related interest expense, the Company believes it will still generate sufficient taxable income to fully utilize the tax attributes discussed above.

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

Results of operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net sales	$346,688	$239,137	$746,260	$533,698
Cost of goods sold	215,735	151,708	461,845	335,264
Gross profit	130,953	87,429	284,415	198,434
Operating expenses:
Selling and service	27,072	22,122	58,753	47,248
Research and development	7,064	5,703	13,709	10,758
General and administrative	14,039	10,158	26,465	19,264
Amortization of intangibles	6,345	12,288	12,530	24,513
Total operating expenses	54,520	50,271	111,457	101,783
Income from operations	76,433	37,158	172,958	96,651
Total other expense, net	(29,644)	(21,459)	(46,745)	(31,848)
Income before provision for income taxes	46,789	15,699	126,213	64,803
Provision for income taxes	18,535	6,364	47,285	25,408
Net income	$28,254	$9,335	$78,928	$39,395

Residential power products	$196,616	$123,399	$451,860	$298,476
Commercial & industrial power products	133,427	101,101	260,507	206,114
Other	16,645	14,637	33,893	29,108
Net sales	$346,688	$239,137	$746,260	$533,698

Net sales.    Net sales increased $107.6 million, or 45.0%, to $346.7 million for the three months ended June 30, 2013 from $239.1 million for the three months ended June 30, 2012.  Residential product sales for the second quarter of 2013 increased 59.3% to $196.6 million from $123.4 million for the comparable period in 2012, which was primarily driven by strong double-digit increases in shipments for both home standby and portable generators.  The growth was due to a combination of factors including the additional awareness and adoption created by major power outages in recent years, the Company’s expanded distribution, increased sales and marketing initiatives, overall strong operational execution and an improving environment for residential investment.  In addition, increased revenue from power washer products contributed to the year-over-year sales growth in residential products.  Commercial & industrial product sales for the second quarter of 2013 increased 32.0% to $133.4 million from $101.1 million for the comparable period in 2012.  The increase in net sales was primarily driven by the Ottomotores acquisition, along with strong shipments to national account customers.  Increased sales of natural gas generators used in light commercial/retail applications also contributed to year-over-year organic growth.

Net sales increased $212.6 million, or 39.8%, to $746.2 million for the six months ended June 30, 2013 from $533.7 million for the six months ended June 30, 2012.  Residential product sales increased 51.4% to $451.9 million from $298.5 million for the comparable period in 2012. The growth was primarily due to the factors affecting residential product sales described above. Commercial & industrial product sales increased 26.4% to $260.5 million from $206.1 million for the comparable period in 2012. The growth was primarily due to the factors affecting commercial & industrial product sales described above.

Gross profit.    Gross profit increased $43.5 million, or 49.8%, to $131.0 million for the three months ended June 30, 2013 from $87.4 million for the three months ended June 30, 2012. Gross profit margin for the second quarter of 2013 was 37.8% compared to 36.6% in the second quarter of 2012.  Gross margin improved over the prior year due to the combination of improved product mix, improved pricing and a moderation in product costs due to lower commodities and execution of cost-reduction initiatives.  These margin improvements were partially offset by the mix impact from the addition of Ottomotores sales.

Gross profit increased $86.0 million, or 43.3%, to $284.4 million for the six months ended June 30, 2013 from $198.4 million for the six months ended June 30, 2012. Gross profit margin for the first half of 2013 was 38.1% compared to 37.2% in the first half of 2012. The increase in gross margin is primarily due to the factors affecting gross margin described above.

Operating expenses.    Operating expenses increased $4.2 million, or 8.5%, to $54.5 million for the three months ended June 30, 2013 from $50.3 million for the three months ended June 30, 2012. These additional expenses were driven primarily by operating expenses associated with the Ottomotores businesses, and increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company.  These operating expense increases were partially offset by warranty rate improvements, which impacted selling and service expense, and reduced amortization of intangibles.

Operating expenses increased $9.7 million, or 9.5%, to $111.5 million for the six months ended June 30, 2013 from $101.8 million for the six months ended June 30, 2012, primarily due to the factors affecting operating expenses described above.

Other expense.    Other expenses increased $8.2 million, or 38.1%, to $29.6 million for the three months ended June 30, 2013 from $21.5 million for the three months ended June 30, 2012.  Interest expense in the second quarter of 2013 increased to $14.3 million compared to $9.9 million in the same period last year.  The increase was a result of higher debt levels and interest rates compared to the prior year period.  In addition, the Company recorded a $13.5 million loss on extinguishment of debt during the second quarter of 2013 relating to the dividend recapitalization.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and financial condition” for additional details.

Other expenses increased $14.9 million, or 46.8%, to $46.7 million for the six months ended June 30, 2013 from $31.8 million for the six months ended June 30, 2012, primarily due to a $14.4 million increase in interest expense in the first half of 2013 compared to same period last year.  The increase was a result of higher debt levels and interest rates compared to the prior year period, as discussed above.

Provision for income taxes.   Income tax expense was $18.5 million for the three months ended June 30, 2013 compared to $6.4 million for the three months ended June 30, 2012. Income tax expense was $47.3 million for the six months ended June 30, 2013 compared to $25.4 million for the six months ended June 30, 2012. The increase in income tax expense was primarily driven by the increase in income during the first half of 2013 compared to the first half of 2012, partially offset by a lower effective tax rate.  The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit in 2013.

Net income.    As a result of the factors identified above, we generated net income of $28.3 million for the three months ended June 30, 2013 compared to $9.3 million for the three months ended June 30, 2012.

As a result of the factors identified above, we generated net income of $78.9 million for the six months ended June 30, 2013 compared to $39.4 million for the six months ended June 30, 2012.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $35.5 million, or 65.0%, to $90.1 million for the three months ended June 30, 2013 from $54.6 million for the three months ended June 30, 2012. Adjusted EBITDA increased $68.5 million, or 52.5%, to $198.9 million for the six months ended June 30, 2013 from $130.4 million for the six months ended June 30, 2012.

Adjusted Net Income.    Adjusted net income, as defined in the accompanying reconciliation schedules, of $66.6 million for the three months ended June 30, 2013 increased 67.0% from $39.9 million for the three months ended June 30, 2012.  Adjusted net income increased $44.5 million, or 42.0%, to $150.4 million for the six months ended June 30, 2013 from $106.0 million for the six months ended June 30, 2012.

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

On May 31, 2013, Generac Power Systems amended and restated its then existing Term Loan Credit Agreement by entering into the New Term Loan Credit Agreement. The New Term Loan Credit Agreement provides for a $1.2 billion New Term Loan and includes a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.  Proceeds from the New Term Loan were used to repay the Company’s previous Term Loan Credit Agreement and to fund a special cash dividend of $5.00 per share on the Company’s common stock (“dividend recapitalization”). Remaining funds from the New Term Loans were used for general corporate purposes and to pay related financing fees and expenses.  The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio falls below 3.00 to 1.00.

For more information regarding our credit agreements and their potential impact, we refer you to Note 8, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2013, we had cash and cash equivalents of $126.6 million and $146.5 million of availability under our revolving credit facility, net of outstanding letters of credit and outstanding borrowings. On August 1, 2013, we used a substantial portion of our cash on hand to acquire the equity of Tower Light SRL and its wholly-owned subsidiaries (collectively, "Tower Light").  We refer you to Note 15, "Subsequent Events" of our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details.

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

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The following table summarizes our cash flows by category for the periods presented:

	Six months ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change

Net cash provided by operating activities	$74,318	$59,707	$14,611	24.5%
Net cash used in investing activities	$(1,484)	$(7,767)	$6,283	(80.9)%
Net cash used in financing activities	$(54,230)	$(134,759)	$80,529	(59.8)%

Net cash provided by operating activities was $74.3 million for the six months ended June 30, 2013 compared to $59.7 million for the six months ended June 30, 2012. This year-over-year increase was primarily driven by strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates, seasonal build requirements, and rapid response to increased demand.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2013 compared to $7.8 million for the six months ended June 30, 2012.  During the second quarter of 2013, the Company received cash proceeds of $2.3 million from the sale of a business and another $6.3 million relating to the finalization of the Ottomotores purchase price. These proceeds were offset by $10.1 million payments related to the purchase of property and equipment during the first half of 2013. Net cash used in investing activities during the six months ended June 30, 2012 primarily related to the purchase of property and equipment and acquisition activity.

Net cash used in financing activities was $54.2 million for the six months ended June 30, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million offset by $897.8 million of long-term borrowing repayments.  The Company paid $21.7 million for transaction fees incurred in connection with the dividend recapitalization transaction.  Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during the first quarter of 2013).  In addition, the Company paid $11.3 million related to the net share settlement of equity awards which was partially offset by approximately $8.4 million of cash inflow related to excess tax benefits of equity awards. Finally, the Company received net cash proceeds of $11.5 million from short-term borrowings.

Net cash used in financing activities was $134.8 million for the six months ended June 30, 2012, primarily representing the net cash impact of our refinancing activities and dividend recapitalization transaction during the first half of 2012, including gross proceeds from long-term borrowings of $1,455.6 million offset by $1,172.9 million of long-term borrowing repayments. The Company paid $24.9 million for transaction fees incurred in connection with these refinancing transactions. Following the refinancing, the Company paid a special cash dividend of $6.00 per share ($404.3 million) on the Company’s common stock.  In addition, the Company received $13.0 million of cash proceeds from short- term borrowings.

Contractual Obligations

On May 31, 2013, Generac Power Systems amended and restated its then existing Term Loan Credit Agreement by entering into the New Term Loan Credit Agreement.  The New Term Loan Credit Agreement provides for a $1.2 billion New Term Loan and includes a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.

The New Term Loan amortizes in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date of the New Term Loan on May 31, 2020.  The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio falls below 3.00 to 1.00.

Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, the Borrower amended its existing ABL Credit Agreement by entering into the New ABL Credit Agreement. The amendment provides for a one year extension of the maturity date in respect of the $150.0 million senior secured ABL revolving credit facility provided under the ABL Credit Agreement. The extended maturity date of the ABL Facility is May 31, 2018.

Under the terms of the New Term Loan Credit Agreement, required principal payments for the remainder of 2013 and for the five years subsequent to December 31, 2013 are as follows: 2013, $3.0 million; 2014, $12.0 million; 2015, $12.0 million; 2016, $12.0 million; 2017, $12.0 million; 2018, $12.0 million. Based on interest rates as of the end of the second quarter 2013, the following summarizes our required interest payments under the New Term Loan Credit Agreement for the remainder of 2013 and for the five years subsequent to December 31, 2013:  2013, $14.3 million; 2014, $42.2 million; 2015, $41.8 million; 2016, $41.5 million; 2017, $40.9 million; 2018, $40.5 million. Required interest payments under the New ABL Credit Agreement are expected to be zero for the remainder of 2013 and thereafter.  The foregoing estimates assume no borrowings under the ABL Facility and that the New Term Loan is repaid in accordance with the minimum amortization provided for in the New Term Loan Credit Agreement. These assumptions are subject to change.

For more information regarding the New Term Loan Credit Agreement and the ABL Credit Agreement and their potential impact, see Note 8 in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” and “Risks related to our capital structure” in Part II, Item 1A, “Risk Factors”.

Except as noted above, there have been no material changes to our contractual obligations since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Non-GAAP measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in Generac's New Term Loan Credit Agreement and New ABL Credit Agreement, dated as of May 31, 2013, which is substantially the same definition that was contained in the Company’s previous credit agreements.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our New Term Loan Credit Agreement and New ABL Credit Agreement but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

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

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of our company.  Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

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

The adjustments included in the reconciliation table listed below are provided for under our New Term Loan Credit Agreement and New ABL Credit Agreement and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

•
we do not consider indicative of our ongoing operating performance, such as non-cash write-down and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

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

•
several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash write-down and other charges, while not involving cash expense, do have a negative impact on the value of our assets as reflected in our consolidated balance sheet prepared in accordance with U.S. GAAP; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results generally, including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our New Term Loan Credit Agreement and New ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$28,254	$9,335	$78,928	$39,395
Interest expense	14,263	9,894	29,938	15,568
Depreciation and amortization	8,906	14,290	17,656	28,508
Income taxes provision	18,535	6,364	47,285	25,408
Non-cash write-down and other charges (a)	1,240	454	817	250
Non-cash share-based compensation expense (b)	3,261	2,818	6,192	5,257
Loss on extinguishment of debt	13,497	9,999	15,336	14,308
Transaction costs and credit facility fees (c)	1,589	1,284	1,903	1,419
Other	552	153	843	280
Adjusted EBITDA	$90,097	$54,591	$198,898	$130,393

(a)   Represents the following non-cash charges:

• for the three and six months ended June 30, 2013, unrealized mark-to-market adjustments on copper forward contracts, loss on disposal of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

• for the three and six months ended June 30, 2012, unrealized mark-to-market adjustments on copper forward contracts, (gain) loss on disposal of assets, non-cash inventory write-off and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The loss (gain) on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses (gains) that are not from our core operations;

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

Similar to Adjusted EBITDA, Adjusted net income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted net income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted net income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$28,254	$9,335	$78,928	$39,395
Provision for income taxes	18,535	6,364	47,285	25,408
Income before provision for income taxes	46,789	15,699	126,213	64,803
Amortization of intangible assets	6,345	12,288	12,530	24,513
Amortization of deferred financing costs and original issue discount	1,150	853	2,327	1,359
Loss on extinguishment of debt	13,497	9,999	15,336	14,308
Transaction costs and other purchase accounting adjustments (a)	1,430	1,292	1,177	1,292
Adjusted net income before provision for income taxes	69,211	40,131	157,583	106,275
Cash income tax expense (b)	(2,650)	(272)	(7,170)	(327)
Adjusted net income	$66,561	$39,859	$150,413	$105,948

Adjusted net income per common share - diluted:	$0.95	$0.58	$2.15	$1.54
Weighted average common shares outstanding - diluted:	69,809,599	68,645,533	69,801,498	68,599,867

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing.  Also includes certain purchase accounting adjustments.

(b)   Amount for the three and six months ended June 30, 2013 is based on an anticipated cash income tax rate of approximately 6%.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2013, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

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

We have a significant amount of indebtedness.  As of December 31, 2012, we had total indebtedness of $881.3 million. As of June 30, 2013 our total indebtedness increased to $1,186.3 million as a result of our dividend recapitalization.  Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences. For example, it could:

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
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 7, 2013

Item 6.                                                                                      EXHIBIT INDEX

Exhibits Number	Description
10.1
Restatement Agreement, dated as of May 31, 2013, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 31, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.2
Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.3
First Amendment to Guarantee and Collateral Agreement, dated as of May 31, 2013, to that certain Guarantee and Collateral Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.4
Amendment No. 1 dated as of May 31, 2013 to the Credit Agreement, dated as of May 30, 2012, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.5
First Amendment to the Guarantee and Collateral Agreement, dated as of May 31, 2013, to that certain Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.6+*	Cash award agreement to non-executive chairman.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*           Filed herewith.
**         Furnished herewith.
+           Indicates management contract or compensatory plan or arrangement.