Form 10-Q
period 2013-09-30
GENERAC HOLDINGS INC.
filed 2013-11-05
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 68,555,903 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$116,521	$108,023
Restricted cash	6,645	–
Accounts receivable, less allowance for doubtful accounts	164,698	134,978
Inventories	296,048	225,817
Deferred income taxes	27,333	48,687
Prepaid expenses and other assets	4,715	5,048
Total current assets	615,960	522,553

Property and equipment, net	120,812	104,718

Customer lists, net	42,705	37,823
Patents, net	64,405	70,302
Other intangible assets, net	4,694	5,783
Deferred financing costs, net	20,817	13,987
Trade names, net	173,191	158,831
Goodwill	589,599	552,943
Deferred income taxes	100,804	136,754
Other assets	68	153
Total assets	$1,733,055	$1,603,847

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$18,013	$12,550
Accounts payable	101,707	94,543
Accrued wages and employee benefits	25,826	19,435
Other accrued liabilities	83,170	86,081
Current portion of long-term borrowings and capital lease obligations	12,180	82,250
Total current liabilities	240,896	294,859

Long-term borrowings and capital lease obligations	1,177,671	799,018
Other long-term liabilities	57,148	46,342
Total liabilities	1,475,715	1,140,219

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 68,683,126 and 68,295,960 shares issued at September 30, 2013 and December 31, 2012, respectively	687	683
Additional paid-in capital	419,255	743,349
Treasury stock, at cost	(6,552)	–
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings (accumulated deficit)	57,295	(63,792)
Accumulated other comprehensive loss	(11,229)	(14,496)
Total stockholders’ equity	257,340	463,628
Total liabilities and stockholders’ equity	$1,733,055	$1,603,847

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$363,269	$300,586	$1,109,529	$834,284
Costs of goods sold	223,806	184,773	685,651	520,037
Gross profit	139,463	115,813	423,878	314,247

Operating expenses:
Selling and service	24,295	26,409	83,048	73,657
Research and development	7,183	6,456	20,892	17,214
General and administrative	13,693	11,435	40,158	30,699
Amortization of intangibles	7,003	12,389	19,533	36,902
Total operating expenses	52,174	56,689	163,631	158,472
Income from operations	87,289	59,124	260,247	155,775

Other (expense) income:
Interest expense	(12,494)	(16,933)	(42,432)	(32,501)
Investment income	23	6	65	54
Loss on extinguishment of debt	–	–	(15,336)	(14,308)
Costs related to acquisition	(656)	–	(1,059)	–
Other, net	(117)	(330)	(1,227)	(2,350)
Total other expense, net	(13,244)	(17,257)	(59,989)	(49,105)

Income before provision for income taxes	74,045	41,867	200,258	106,670
Provision for income taxes	26,952	16,326	74,237	41,734
Net income	$47,093	$25,541	$126,021	$64,936

Net income per common share - basic:	$0.69	$0.38	$1.85	$0.96
Weighted average common shares outstanding - basic:	68,198,006	67,415,363	68,026,705	67,308,758

Net income per common share - diluted:	$0.67	$0.37	$1.81	$0.94
Weighted average common shares outstanding - diluted:	69,887,025	69,166,501	69,627,215	68,980,970

Dividends declared per share	$–	$–	$5.00	$6.00

Comprehensive income	$48,336	$26,350	$129,288	$66,380

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net income	$126,021	$64,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,969	6,116
Amortization of intangible assets	19,533	36,902
Amortization of original issue discount	1,615	945
Amortization of deferred finance costs	1,932	1,570
Amortization of unrealized loss on interest rate swaps	2,381	1,079
Loss on extinguishment of debt	15,336	14,308
Provision for losses on accounts receivable	880	16
Deferred income taxes	57,363	39,526
Loss on disposal of property and equipment	369	106
Share-based compensation expense	9,471	8,021
Net changes in operating assets and liabilities:
Accounts receivable	(16,268)	(18,284)
Inventories	(61,310)	(24,685)
Other assets	(5)	(2,059)
Accounts payable	(6,605)	(23,438)
Accrued wages and employee benefits	5,527	1,682
Other accrued liabilities	495	24,343
Excess tax benefits from equity awards	(9,491)	(1,860)
Net cash provided by operating activities	155,213	129,224

Investing activities
Proceeds from sale of property and equipment	75	19
Expenditures for property and equipment	(14,257)	(13,425)
Proceeds from sale of business, net	2,254	–
Acquisition of business, net of cash acquired	(73,961)	(2,275)
Net cash used in investing activities	(85,889)	(15,681)

Financing activities
Proceeds from short-term borrowings	16,007	23,000
Proceeds from long-term borrowings	1,200,000	1,455,614
Repayments of short-term borrowings	(10,544)	(23,000)
Repayments of long-term borrowings and capital lease obligations	(897,932)	(1,172,874)
Payment of debt issuance costs	(21,935)	(25,691)
Cash dividends paid	(343,424)	(404,332)
Taxes paid related to the net share settlement of equity awards	(12,468)	(3,280)
Excess tax benefits from equity awards	9,491	1,860
Proceeds from exercise of stock options	32	–
Net cash used in financing activities	(60,773)	(148,703)

Effect of exchange rate changes on cash and cash equivalents	(53)	–

Net increase (decrease) in cash and cash equivalents	8,498	(35,160)
Cash and cash equivalents at beginning of period	108,023	93,126
Cash and cash equivalents at end of period	$116,521	$57,966

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

The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Foreign currency translation adjustments	$852	$(34)
Pension liability, net of tax of $(4,174)	(12,081)	(12,081)
Unrealized losses on cash flow hedges, net of tax of $0 and $(109)	-	(2,381)
Accumulated other comprehensive loss	$(11,229)	$(14,496)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three and nine months ended September 30, 2013:

	Amounts reclassified from other accumulated comprehensive loss for the three months ended September 30,		Affected line item in the statement where net income is presented
Amortization of unrealized loss on interest rate swaps	2013	2012
Gross	(393)	(845)	Interest expense
Tax benefit	17	37
Net of tax	(376)	(808)

	Amounts reclassified from other accumulated comprehensive loss for the nine months ended September 30,		Affected line item in the statement where net income is presented
Amortization of unrealized loss on interest rate swaps	2013	2012
Gross	(2,490)	(1,128)	Interest expense
Tax benefit	109	49
Net of tax	(2,381)	(1,079)

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

As of September 30, 2013:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	2/26/2013	3/1/2013	$2,677	12/31/2013
Copper	3/1/2013	3/1/2013	2,636	12/31/2013
Copper	4/15/2013	5/1/2013	4,033	12/31/2013
Copper	6/21/2013	10/1/2013	2,169	6/30/2014

As of December 31, 2012:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	10/29/2012	1/1/2013	$3,472	9/30/2013

As of September 30, 2012:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	5/18/2012	7/1/2012	$1,898	12/31/2012

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Total gains (losses) recognized for the three and nine months ended September 30, 2013 were $578 and $(540), respectively. Total gains recognized for the three and nine months ended September 30, 2012 were $68 and $322, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of September 30, 2013, December 31, 2012 or September 30, 2012.

Interest Rate Swaps

The Company has one interest rate swap agreement outstanding as of September 30, 2013. The interest rate swap agreement was entered into on April 1, 2011. The effective date of the swap was October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.

The Company had formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.  As discussed in Note 8 – Credit Agreements, on February 9, 2012, a subsidiary of the Company entered into a new credit agreement with certain commercial banks and other lenders.  From inception through February 9, 2012, the Company’s interest rate swap agreements qualified as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative’s change in fair value is reported as a component of accumulated other comprehensive income (loss). The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assessed on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The impact of hedge ineffectiveness on earnings was not material for the periods prior to February 9, 2012.

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

Also as discussed in Note 8 – Credit Agreements, on May 30, 2012, a subsidiary of the Company amended and restated its existing Credit Agreement by entering into a new credit agreement (“Term Loan Credit Agreement”) with certain commercial banks and other lenders. Due to the incorporation of a new interest rate floor provision in the Term Loan Credit Agreement, which constitutes a change in critical terms, the Company concluded that as of May 30, 2012, the outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges are designated.  As a result, the Company was required to de-designate the hedges as of May 30, 2012.  For the period between May 31, 2012 and September 30, 2013, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) were amortized into interest expense over the period of the hedged interest payments which had various dates through October 1, 2013.

The following table presents the fair value of the Company’s derivatives not designated as hedging instruments:

	September 30, 2013	December 31, 2012
Commodity contracts	$(28)	$111
Interest rate swaps	-	(2,973)
Net derivatives liability	$(28)	$(2,862)

The fair value of the interest rate swaps is included in other current liabilities in the condensed consolidated balance sheets as of December 31, 2012. The fair value of the commodity contracts is included in other current liabilities and other assets in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. The fair value of the derivative contracts considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2013 and December 31, 2012 is a liability of $(28) and $(2,936), respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps and commodity contracts on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Amount of gain recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the three months ended September 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended September 30,
	2013	2012		2013	2012	2013	2012
Derivatives not designated as hedging instruments
Interest rate swaps (2)	$ —	$ —	Interest expense	$ (376)	$ (809)	$ 501	$ 462
Commodity contracts	$ —	$ —	Cost of goods sold	$ —	$ —	$ 578	$ 68
	Amount of gain recognized in Accumulated Other Comprehensive Loss for the nine months ended September 30,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of loss reclassified from Accumulated Other Comprehensive Loss into net income for the nine months ended September 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the nine months ended September 30,
	2013	2012		2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (1)	$ —	$ 365	Interest expense	$ —	$ —	$ —	$ —
Derivatives not designated as hedging instruments
Interest rate swaps (2)	$ —	$ —	Interest expense	$ (2,381)	$ (1,079)	$ 2,973	$ 489
Commodity contracts	$ —	$ —	Cost of goods sold	$ —	$ —	$ (540)	$ 322

(1) Periods prior to May 30, 2012, the date the hedging relationships were terminated
    (2) Periods after May 30, 2012, the date the hedging relationships were terminated

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,200,000, was approximately $1,191,000 (Level 2) at September 30, 2013, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:
		Fair Value Measurement Using
	Total September 30, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Commodity contracts	$(28)	$–	$(28)

		Fair Value Measurement Using
	Total December 31, 2012	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(2,973)	$–	$(2,973)
Commodity contracts	$111	$–	$111

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

Acquisition of Tower Light
On August 1, 2013, a subsidiary of the Company acquired all of the shares of Tower Light SRL and its wholly-owned subsidiaries (collectively, “Tower Light”) for a purchase price, net of cash acquired and inclusive of estimated earn-out payments, of $76,484.  Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.  Tower Light has built a leading market position in the equipment rental markets by leveraging its broad product offering and strong global distribution network in over 50 countries worldwide.

The net cash paid at closing of $80,239 included a cash deposit of $6,645 into an escrow account to fund future earn-out payments required by the purchase agreement, which is recorded as restricted cash on the condensed consolidated balance sheet. The difference between the total escrow deposit and the Company’s estimated future earn-out payments is reflected as a reduction in the purchase price.  Additionally, the cash paid at closing included an estimate of acquired working capital. This estimate was finalized during third quarter of 2013, resulting in an additional $300 decrease to the purchase price. This acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the third quarter of 2013 based upon a fair value appraisal by a third party valuation firm.  As a result, the Company recorded approximately $67,900 of intangible assets, including approximately $38,400 of goodwill, as of the acquisition date.  The accompanying condensed consolidated financial statements include the results of Tower Light from August 1, 2013 through September 30, 2013.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 87% and 89%, respectively, of total sales for the three and nine months ended September 30, 2013. Approximately 90% and 98% of the company’s identifiable long-lived assets are located in the United States as of September 30, 2013 and December 31, 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Residential power products	$192,728	$190,974	$644,588	$489,454
Commercial & industrial power products	151,488	93,607	411,995	299,718
Other	19,053	16,005	52,946	45,112
Total	$363,269	$300,586	$1,109,529	$834,284

6. Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$182,789	$168,459
Work-in-process	10,064	8,580
Finished goods	109,818	55,777
Reserves for excess and obsolescence	(6,623)	(6,999)
Total	$296,048	$225,817

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Land and improvements	$6,831	$6,511
Buildings and improvements	82,914	68,934
Machinery and equipment	49,956	42,581
Dies and tools	16,865	15,406
Vehicles	1,916	1,872
Office equipment	15,003	12,993
Leasehold improvements	2,150	1,393
Construction in progress	2,654	3,439
Gross property and equipment	178,289	153,129
Accumulated depreciation	(57,477)	(48,411)
Total	$120,812	$104,718

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Accrued commissions	$10,628	$7,467
Accrued interest	11,434	15,809
Product warranty obligations – short term	36,709	28,752
Accrued dividends for unvested restricted stock	2,477	3,957
Accrued volume rebates	6,890	7,991
Accrued customer prepayments	3,144	6,569
Other accrued selling expenses	9,430	7,753
Other accrued liabilities	2,458	7,783
Total	$83,170	$86,081

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Accrued pension costs	$23,171	$23,174
Product warranty obligations – long term	21,150	20,833
Other long-term liabilities	12,827	2,335
Total	$57,148	$46,342

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

Changes in product warranty obligations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$56,885	$41,388	$49,585	$34,380
Payments, net of extended warranty receipts	(433)	(3,285)	(5,624)	(10,603)
Charged to operations	1,407	8,018	13,898	22,344
Balance at end of period	$57,859	$46,121	$57,859	$46,121

In 2013, as a result of improved warranty experience, warranty claims as a percent of sales has improved significantly, resulting in a favorable adjustment to warranty reserve with a corresponding favorable adjustment to warranty expense, in the amount of $5,600 and $12,300 for the three and nine month periods ending September 30, 2013, respectively.

The product warranty obligations are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2013	2012
Other accrued liabilities	$36,709	$28,752
Other long-term liabilities	21,150	20,833
Balance at end of period	$57,859	$49,585

8. Credit Agreements

Short-term borrowings are included in the balance sheets as follows:

	September 30,	December 31,
	2013	2012
ABL facility	$-	$-
Other lines of credit, as described below	18,013	12,550
Total	$18,013	$12,550

Long-term borrowings are included in the balance sheets as follows:
	September 30,	December 31,
	2013	2012
Term loan	$1,200,000	$897,750
Discount on debt	(13,193)	(16,482)
Capital lease obligation	2,534	-
Other	510	-
Total	1,189,851	881,268
Less current portion of debt	12,000	82,250
Less current portion of capital lease obligation	180	-
Total	$1,177,671	$799,018

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

Borrowings under the ABL Facility continue to bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) and (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above.  As of September 30, 2013, no amounts were outstanding under the ABL Facility.  As of September 30, 2013, the Company had $116,521 of unrestricted cash and cash equivalents and $147,138 of availability under the ABL Facility, net of outstanding letters of credit.

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

In connection with the May 31, 2013 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $21,824 of new debt issuance costs, recorded $13,797 of fees paid to creditors as a debt discount, and expensed $7,100 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $5,473 in unamortized debt issuance costs and original issue discount relating to the previous Term Loan Credit Agreement and ABL Credit Agreement. Amounts expensed are recorded as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the effective interest method.

As of September 30, 2013 and December 31, 2012, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $18,013 and $12,550, respectively.

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

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Numerator- net income	$47,093	$25,541	$126,021	$64,936
Denominator- weighted average shares
Basic	68,198,006	67,415,363	68,026,705	67,308,758
Dilutive effect of stock compensation awards (1)	1,689,019	1,751,138	1,600,510	1,672,212
Diluted	69,887,025	69,166,501	69,627,215	68,980,970
Net income per share
Basic	$0.69	$0.38	$1.85	$0.96
Diluted	$0.67	$0.37	$1.81	$0.94

(1) Excludes approximately 8,000 and 18,000 stock options for the three and nine month periods ended September 30, 2013, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 2,000 and 259,000 stock options for the three and nine month periods ended September 30, 2012, respectively, as the impact of such awards was anti-dilutive.

10. Income Taxes

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 37.1% and 39.1%, respectively.  The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit in 2013.

11. Benefit Plans

The Company has noncontributory salaried and hourly pension plans (collectively, “Pension Plans”) covering certain of its employees. These plans were frozen to new participants effective December 31, 2008.  Information related to the Pension Plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
Components of net periodic pension expense:	2013	2012	2013	2012
Interest cost	$606	$614	$1,817	$1,841
Expected return on plan assets	(630)	(600)	(1,890)	(1,799)
Amortization of net loss	277	228	831	683
Net periodic pension expense	$253	$242	$758	$725

12. Share Plans

During the nine months ended September 30, 2013, approximately 442,000 restricted stock awards vested. As permitted by the Company’s equity incentive plan, these restricted stock awards were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes.  In effect, the Company repurchased, and classified as treasury stock, 163,099 of the issued shares at fair value (total cost of $6,552), and used the cash on behalf of the employees to satisfy the tax withholding requirements.  This tax amount, together with an additional $5,916 of taxes paid related to the net share settlement of stock option exercises during the nine months ended September 30, 2013, is reflected as a cash outflow in the financing section of the condensed consolidated statement of cash flows.

Excess tax benefits of $9,491 were recorded during the first three quarters of 2013 as a result of the stock activity discussed above. This amount is reflected as a cash inflow in the financing section of the condensed consolidated statement of cash flows.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2013 and December 31, 2012 was approximately $25,132 and $16,600 respectively.

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

15. Subsequent Events

Acquisition of Baldor
On October 7, 2013, a subsidiary of the Company announced the signing of a purchase agreement with Baldor Electric Company (“Baldor”), a wholly-owned subsidiary of ABB Group, to acquire substantially all of the assets of Baldor’s generator products division (“Baldor Generators”). Located in Oshkosh, Wisconsin, Baldor Generators offers a complete line of portable, mobile, standby and prime power generators ranging from 3kW to 2.5MW throughout North America.  The transaction closed on November 1, 2013.

Since the acquisition did not close prior to September 30, 2013, the accompanying condensed consolidated financial statements do not reflect any adjustments related to the acquisition, although certain transactions costs relating to the acquisition are included in other expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

New Interest Rate Swaps
The Company entered into two new interest rate swap agreements on October 23, 2013.  The effective date of the first swap is July 1, 2014 with a notional amount of $100,000, a fixed LIBOR rate of 1.7370% and an expiration date of July 1, 2018. The effective date of the second swap is July 1, 2014 with a notional amount of $100,000, a fixed LIBOR rate of 1.7419% and an expiration date of July 1, 2018. Both swaps agreements require the counterparty to pay interest based upon a three month LIBOR rate subject to a LIBOR floor of 0.75%.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

•	demand for our products;

•	frequency and duration of major power outages;

•	availability, cost and quality of raw materials and key components used in producing our products;

•	the impact on our results of the substantial increases in our outstanding indebtedness and related interest expense due to the dividend recapitalization transactions completed in May 2012 and 2013;

•	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;

•	the risk that our acquisitions will not be integrated successfully;

•	difficulties we may encounter as our business expands globally;

•	competitive factors in the industry in which we operate;

•	our dependence on our distribution network;

•	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

•	loss of our key management and employees;

•	increase in product and other liability claims; and

•	changes in environmental, health and safety laws and regulations.

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

Industry trends

Our performance is affected by the demand for reliable power solutions by our customer base. This demand is influenced by several important trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for residential products are approximately 3% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2011 American Housing Survey for the United States, and penetration rates of many light-commercial outlets such as restaurants, drug stores, and gas stations are significantly lower than penetration of hospitals and industrial locations. We believe that by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design and sourcing, manufacturing efficiencies, price increases and select economic hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

Other factors

Other factors that affect our results of operations include the following:

Factors influencing interest expense.  Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense increased during the first nine months of 2013 compared to the first nine months of 2012, primarily due to an increase in outstanding debt and the weighted-average cost of debt associated with the Term Loan Credit Agreement. We refer you to Note 8, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

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

Additionally, we had federal net operating loss, or NOL, carry-forwards of approximately $52.7 million as of December 31, 2012, which we expect to generate an additional $18.5 million of federal cash tax savings at a 35% federal rate when utilized. The Company believes based on current business plans that it will utilize available NOLs during the current year and will have federal and state cash tax obligations for 2013 and forward.

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

Results of operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net sales	$363,269	$300,586	$1,109,529	$834,284
Cost of goods sold	223,806	184,773	685,651	520,037
Gross profit	139,463	115,813	423,878	314,247
Operating expenses:
Selling and service	24,295	26,409	83,048	73,657
Research and development	7,183	6,456	20,892	17,214
General and administrative	13,693	11,435	40,158	30,699
Amortization of intangibles	7,003	12,389	19,533	36,902
Total operating expenses	52,174	56,689	163,631	158,472
Income from operations	87,289	59,124	260,247	155,775
Total other expense, net	(13,244)	(17,257)	(59,989)	(49,105)
Income before provision for income taxes	74,045	41,867	200,258	106,670
Provision for income taxes	26,952	16,326	74,237	41,734
Net income	$47,093	$25,541	$126,021	$64,936

Residential power products	$192,728	$190,974	$644,588	$489,454
Commercial & industrial power products	151,488	93,607	411,995	299,718
Other	19,053	16,005	52,946	45,112
Net sales	$363,269	$300,586	$1,109,529	$834,284

Net sales.    Net sales increased $62.7 million, or 20.9%, to $363.3 million for the three months ended September 30, 2013 from $300.6 million for the three months ended September 30, 2012.  Residential product sales for the third quarter of 2013 increased to $192.7 million from $191.0 million for the comparable period in 2012.  Shipments of home standby generators increased during the quarter due to a combination of factors including the additional awareness and adoption created by major power outages in recent years, the Company’s expanded distribution, increased sales and marketing initiatives, overall strong operational execution and a more favorable environment for residential investment.  The strength in home standby generators was partially offset by a decline in shipments of portable generators due to less severe power outage events relative to prior year.  In addition, increased revenue from power washer products contributed to the year-over-year sales growth in residential products. Commercial & industrial (“C&I”) product sales for the third quarter of 2013 increased 61.8% to $151.5 million from $93.6 million for the comparable period in 2012.  Organic net sales increased at a strong double-digit rate during the current year quarter primarily driven by strong shipments to national account customers and increased sales of natural gas generators used in light commercial/retail applications.  In addition, the Ottomotores acquisition, which closed in December 2012, and the Tower Light acquisition, which closed in August 2013, contributed to the year-over-year growth in C&I products.

Net sales increased $275.2 million, or 33.0%, to $1,109.5 million for the nine months ended September 30, 2013 from $834.3 million for the nine months ended September 30, 2012.  Residential product sales increased 31.7% to $644.6 million from $489.5 million for the comparable period in 2012. The increase in sales was primarily driven by increases in shipments for both home standby and portable generators, due to a combination of factors including the additional awareness and adoption created by major power outages in recent years, the Company’s expanded distribution, increased sales and marketing initiatives, overall strong operational execution and an improving environment for residential investment. Commercial & industrial product sales increased 37.5% to $412.0 million from $299.7 million for the comparable period in 2012. The growth was primarily due to the factors affecting commercial & industrial product sales described above.

Gross profit.    Gross profit increased $23.7 million, or 20.4%, to $139.5 million for the three months ended September 30, 2013 from $115.8 million for the three months ended September 30, 2012. Gross profit margin for the third quarter of 2013 was 38.4% compared to 38.5% in the third quarter of 2012.  Gross margin was impacted by the mix impact from the addition of Ottomotores sales along with a higher mix of organic C&I product sales, which was mostly offset by the positive impact from a moderation in commodity costs and continued execution of cost-reduction initiatives.

Gross profit increased $109.6 million, or 34.9%, to $423.9 million for the nine months ended September 30, 2013 from $314.2 million for the nine months ended September 30, 2012. Gross profit margin for the first three quarters of 2013 was 38.2% compared to 37.7% in the first three quarters of 2012. Gross margin improved over the prior year due to the combination of improved product mix, improved pricing and a moderation in product costs due to lower commodities and execution of cost-reduction initiatives.  These margin improvements were partially offset by the mix impact from the addition of Ottomotores sales.

Operating expenses.    Operating expenses decreased $4.5 million, or 8.0%, to $52.2 million for the three months ended September 30, 2013 from $56.7 million for the three months ended September 30, 2012. The expense reduction was driven primarily by warranty rate improvements resulting in a favorable adjustment to warranty reserves in the amount of $5.6 million, which impacted selling and service expense, as well as a decline in the amortization of intangibles.  These reductions were partially offset by the addition of operating expenses associated with the Ottomotores and Tower Light businesses, and increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company.

Operating expenses increased $5.2 million, or 3.3%, to $163.6 million for the nine months ended September 30, 2013 from $158.5 million for the nine months ended September 30, 2012. These additional expenses were driven primarily by operating expenses associated with the Ottomotores and Tower Light businesses, and increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher baseline sales levels of the Company.  These operating expense increases were partially offset by warranty rate improvements resulting in a favorable adjustment to warranty reserves in the amount of $12.3 million, which impacted selling and service expense, and reduced amortization of intangibles.

Other expense.    Other expenses decreased $4.0 million, or 23.3%, to $13.2 million for the three months ended September 30, 2013 from $17.3 million for the three months ended September 30, 2012, primarily due to a decline in interest expense.  Interest expense in the third quarter of 2013 declined to $12.5 million compared to $16.9 million in the same period last year.  The decline was primarily the result of a reduction in interest rate from the current-year refinancing completed in May 2013.

Other expenses increased $10.9 million, or 22.2% to $60.0 million for the nine months ended September 30, 2013 from $49.1 million for the nine months ended September 30, 2012. The increase was a result of higher debt levels and interest rates compared to the prior year period.

Provision for income taxes.   Income tax expense was $27.0 million for the three months ended September 30, 2013 compared to $16.3 million for the three months ended September 30, 2012. Income tax expense was $74.2 million for the nine months ended September 30, 2013 compared to $41.7 million for the nine months ended September 30, 2012. The increase in income tax expense was primarily driven by the increase in income during the first three quarters of 2013 compared to the first three quarters of 2012, partially offset by a lower effective tax rate. The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit in 2013.

Net income.    As a result of the factors identified above, we generated net income of $47.1 million for the three months ended September 30, 2013 compared to $25.5 million for the three months ended September 30, 2012.

As a result of the factors identified above, we generated net income of $126.0 million for the nine months ended September 30, 2013 compared to $64.9 million for the nine months ended September 30, 2012.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, increased $24.2 million, or 31.7%, to $100.5 million for the three months ended September 30, 2013 from $76.3 million for the three months ended September 30, 2012. Adjusted EBITDA increased $92.3 million, or 44.7%, to $299.0 million for the nine months ended September 30, 2013 from $206.7 million for the nine months ended September 30, 2012.

Adjusted Net Income.    Adjusted Net Income, as defined in the accompanying reconciliation schedules, of $76.0 million for the three months ended September 30, 2013 increased 40.4% from $54.1 million for the three months ended September 30, 2012.  Adjusted Net Income increased $66.3 million, or 41.4%, to $226.4 million for the nine months ended September 30, 2013 from $160.1 million for the nine months ended September 30, 2012.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our revolving credit facilities.

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

At September 30, 2013, we had cash and cash equivalents of $116.5 million, and $147.1 million of availability under our revolving credit facility, net of outstanding letters of credit and outstanding borrowings. On August 1, 2013, we used a substantial portion of our cash on hand to acquire the equity of Tower Light SRL and its wholly-owned subsidiaries (collectively, “Tower Light”). We refer you to Note 4, “Acquisitions” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.  In the fourth quarter of 2013, we used a substantial portion of our cash on hand to acquire substantially all of the assets of the Baldor generator products division of Baldor Electric Company, a wholly owned subsidiary of ABB Group.

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

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table summarizes our cash flows by category for the periods presented:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Net cash provided by operating activities	$155,213	$129,224	$25,989	20.1%
Net cash used in investing activities	$(85,889)	$(15,681)	$(70,208)	(447.7)%
Net cash used in financing activities	$(60,773)	$(148,703)	$87,930	59.1%

Net cash provided by operating activities was $155.2 million for the nine months ended September 30, 2013 compared to $129.2 million for the nine months ended September 30, 2012. This year-over-year increase was primarily driven by strong operating earnings partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates, seasonal build requirements, and rapid response to increased demand.

Net cash used in investing activities was $85.9 million for the nine months ended September 30, 2013 compared to $15.7 million for the nine months ended September 30, 2012.  This included cash payments of $14.3 million used for the purchase of property and equipment and $80.3 million for the acquisition of the Tower Light businesses, partially offset by cash proceeds of $2.3 million from the sale of a business and $6.3 million relating to the finalization of the Ottomotores purchase price.  Net cash used in investing activities during the nine months ended September 30, 2012 primarily related to the purchase of property and equipment and acquisition activity.

Net cash used in financing activities was $60.8 million for the nine months ended September 30, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million offset by $897.9 million of long-term borrowing repayments.  The Company paid $21.9 million for transaction fees incurred in connection with the dividend recapitalization transaction.  Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during the first quarter of 2013).  In addition, the Company paid $12.5 million in taxes related to the net share settlement of equity awards which was partially offset by approximately $9.5 million of excess tax benefits of equity awards. Finally, the Company received net cash proceeds of $16.0 million from short-term borrowings, which were offset by approximately $10.5 million of short-term borrowing repayments.

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

Contractual Obligations

There have been no material changes to our contractual obligations since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$47,093	$25,541	$126,021	$64,936
Interest expense	12,494	16,933	42,432	32,501
Depreciation and amortization	9,846	14,510	27,502	43,018
Income taxes provision	26,952	16,326	74,237	41,734
Non-cash write-down and other charges (a)	(782)	(391)	35	(141)
Non-cash share-based compensation expense (b)	3,279	2,764	9,471	8,021
Loss on extinguishment of debt	-	-	15,336	14,308
Transaction costs and credit facility fees (c)	1,125	391	3,028	1,810
Other	61	214	904	494
Adjusted EBITDA	$100,068	$76,288	$298,966	$206,681

(a)   Represents the following non-cash charges:

• for the three and nine months ended September 30, 2013 and 2012, unrealized mark-to-market adjustments on commodity contracts, losses on disposals of assets and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The loss on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;

• The adjustments for unrealized mark-to-market gains and losses on commodity contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of income and cash flows to capture the full effect of these contracts on our operating performance;

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$47,093	$25,541	$126,021	$64,936
Provision for income taxes	26,952	16,326	74,237	41,734
Income before provision for income taxes	74,045	41,867	200,258	106,670
Amortization of intangible assets	7,003	12,389	19,533	36,902
Amortization of deferred financing costs and original issue discount	1,220	1,156	3,547	2,515
Loss on extinguishment of debt	-	-	15,336	14,308
Transaction costs and other purchase accounting adjustments (a)	977	(111)	2,154	1,181
Adjusted net income before provision for income taxes	83,245	55,301	240,828	161,576
Cash income tax expense (b)	(9,510)	(1,156)	(16,680)	(1,483)
Adjusted net income	$73,735	$54,145	$224,148	$160,093

Adjusted net income per common share - diluted:	$1.06	$0.78	$3.22	$2.32
Weighted average common shares outstanding - diluted:	69,887,025	69,166,501	69,627,215	68,980,970

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing.  Also includes certain purchase accounting adjustments.

(b)   Amount for the three and nine months ended September 30, 2013 is based on an anticipated cash income tax rate of approximately 9% for the full year-ended 2013.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company’s adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. The provisions of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability and employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2013, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the March 13, 2013 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

Dated: November 5, 2013

Item 6.        EXHIBIT INDEX

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*          Filed herewith.
**        Furnished herewith.
+          Indicates management contract or compensatory plan or arrangement.