Form 10-Q
period 2014-03-31
GENERAC HOLDINGS INC.
filed 2014-05-08
CIK 1474735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer 0	Non-accelerated filer 0	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2014, there were 68,831,374 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$173,740	$150,147
Restricted cash	6,645	6,645
Accounts receivable, less allowance for doubtful accounts	182,168	164,907
Inventories	292,307	300,253
Deferred income taxes	25,482	26,869
Prepaid expenses and other assets	6,188	5,358
Total current assets	686,530	654,179

Property and equipment, net	148,017	146,390

Customer lists, net	39,848	42,764
Patents, net	60,474	62,418
Trade names, net	173,195	173,196
Goodwill	607,185	608,287
Other intangible assets, net	3,962	4,447
Deferred income taxes	73,540	85,104
Deferred financing costs, net	19,304	20,051
Other assets	514	1,369
Total assets	$1,812,569	$1,798,205

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$7,004	$9,575
Accounts payable	113,744	109,238
Accrued wages and employee benefits	15,006	26,564
Other accrued liabilities	85,093	92,997
Current portion of long-term borrowings and capital lease obligations	12,543	12,471
Total current liabilities	233,390	250,845

Long-term borrowings and capital lease obligations	1,172,368	1,175,349
Other long-term liabilities	53,767	54,940
Total liabilities	1,459,525	1,481,134

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,041,410 and 68,767,367 shares issued at March 31, 2014 and December 31, 2013, respectively	690	688
Additional paid-in capital	424,297	421,672
Treasury stock, at cost	(7,497)	(6,571)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	140,514	105,813
Accumulated other comprehensive loss	(2,844)	(2,415)
Total stockholders’ equity	353,044	317,071
Total liabilities and stockholders’ equity	$1,812,569	$1,798,205

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$342,008	$399,572
Costs of goods sold	222,494	246,110
Gross profit	119,514	153,462

Operating expenses:
Selling and service	27,969	31,681
Research and development	7,746	6,645
General and administrative	13,148	12,426
Amortization of intangible assets	5,345	6,185
Total operating expenses	54,208	56,937
Income from operations	65,306	96,525

Other (expense) income:
Interest expense	(11,689)	(15,675)
Investment income	39	17
Loss on extinguishment of debt	–	(1,839)
Other, net	568	396
Total other expense, net	(11,082)	(17,101)

Income before provision for income taxes	54,224	79,424
Provision for income taxes	19,523	28,750
Net income	$34,701	$50,674

Net income per common share - basic:	$0.51	$0.75
Weighted average common shares outstanding - basic:	68,421,800	67,864,475

Net income per common share - diluted:	$0.50	$0.73
Weighted average common shares outstanding - diluted:	70,008,490	69,554,941

Comprehensive income	$34,272	$51,676

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net income	$34,701	$50,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,230	2,565
Amortization of intangible assets	5,345	6,185
Amortization of original issue discount	452	616
Amortization of deferred financing costs	751	561
Amortization of unrealized loss on interest rate swaps	–	1,002
Loss on extinguishment of debt	–	1,839
Provision for losses on accounts receivable	67	225
Deferred income taxes	12,606	20,075
Loss on disposal of property and equipment	62	2
Share-based compensation expense	3,322	2,931
Net changes in operating assets and liabilities:
Accounts receivable	(17,324)	(34,648)
Inventories	7,931	(33,007)
Other assets	369	13
Accounts payable	4,459	22,601
Accrued wages and employee benefits	(11,557)	(3,358)
Other accrued liabilities	(1,533)	7,684
Excess tax benefits from equity awards	(6,528)	(7,694)
Net cash provided by operating activities	36,353	38,266

Investing activities
Proceeds from sale of property and equipment	6	–
Expenditures for property and equipment	(4,925)	(4,322)
Net cash used in investing activities	(4,919)	(4,322)

Financing activities
Proceeds from short-term borrowings	4,000	–
Repayments of short-term borrowings	(6,571)	(18)
Repayments of long-term borrowings and capital lease obligations	(3,326)	(82,250)
Payment of debt issuance costs	(4)	–
Cash dividends paid for restricted stock upon vesting	(334)	(2,649)
Taxes paid related to the net share settlement of equity awards	(8,152)	(10,417)
Excess tax benefits from equity awards	6,528	7,694
Net cash used in financing activities	(7,859)	(87,640)

Effect of exchange rate changes on cash and cash equivalents	18	10

Net increase (decrease) in cash and cash equivalents	23,593	(53,686)
Cash and cash equivalents at beginning of period	150,147	108,023
Cash and cash equivalents at end of period	$173,740	$54,337

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

1.  Basis of Presentation

Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp. (GAC), which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Borrower). The Company is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial, industrial and construction markets.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Certain prior period amounts contained in Note 6, “Product Warranty Obligations” have been reclassified to conform to the current period’s presentation.

The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Foreign currency translation adjustments	$1,275	$1,204
Pension liability, net of tax of $886	(4,393)	(4,393)
Unrealized gain on cash flow hedges, net of tax of $178 and $462	274	774
Accumulated other comprehensive loss	$(2,844)	$(2,415)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized gain (loss) on cash flow hedges	Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774	$(2,415)
Other comprehensive income before reclassifications	71	-	(500)	(429)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income	71	-	(500)	(429)
Ending Balance – March 31, 2014	$1,275	$(4,393)	$274	$(2,844)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized gain (loss) on cash flow hedges	Total

Beginning Balance – January 1, 2013	$(34)	$(12,081)	$(2,381)	$(14,496)
Other comprehensive income before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	-	1,002	1,002
Net current-period other comprehensive income	-	-	1,002	1,002
Ending Balance – March 31, 2013	$(34)	$(12,081)	$(1,379)	$(13,494)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013:

	Amounts reclassified from other accumulated comprehensive loss for the three months ended March 31,		Affected line item in the statement where net income is presented
Amortization of unrealized loss on interest rate swaps	2014	2013
Gross	-	$(1,048)	Interest expense
Tax benefit	-	46
Net of tax	-	$(1,002)

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

The Company primarily utilizes commodity contracts with maturities of less than 12 months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. Outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases were as follows:

As of March 31, 2014:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	6/21/2013	10/1/2013	$ 2,169	6/30/2014
Copper	1/31/2014	2/1/2014	$ 3,879	12/31/2014
Copper	3/11/2014	4/1/2014	$ 3,014	12/31/2014

As of December 31, 2013:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	6/21/2013	10/1/2013	$ 2,169	6/30/2014

As of March 31, 2013:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	10/29/2012	1/1/2013	$ 3,472	9/30/2013
Copper	2/26/2013	3/1/2013	$ 2,677	12/31/2013
Copper	3/1/2013	3/1/2013	$ 2,636	12/31/2013

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Total losses recognized for the three months ended March 31, 2014 and March 31, 2013 were $(326) and $(292), respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of 12 months or less. There were no foreign currency hedge contracts outstanding as of March, 31, 2013.  As of March 31, 2014 and December 31, 2013, the following foreign currency contracts were outstanding:

As of March 31, 2014:
Currency Denomination	Notional Amount
United States Dollar (USD)	450
British Pound Sterling (GBP)	3,000

As of December 31, 2013:
Currency Denomination	Notional Amount
United States Dollar (USD)	650
British Pound Sterling (GBP)	4,000

Total gains/losses recognized for the three months ended March 31, 2014 were not material.

Interest Rate Swaps

As of May 30, 2012, the date of a previous credit agreement refinancing, the Company had four interest rate swap agreements outstanding. These agreements were all entered into during 2010 and 2011.  The first was entered into on January 21, 2010. The effective date of this swap was July 1, 2010 with a notional amount of $200,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second was entered into on June 29, 2010. The effective date of that swap was October 1, 2010 with a notional amount of $100,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The remaining two interest rate swap agreements were entered into on April 1, 2011. The effective date of the first swap was July 1, 2012 with a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The effective date of the second swap was October 1, 2012 with a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013.  Due to the incorporation of a new interest rate floor provision in the then new credit agreement, which constituted a change in critical terms, the Company concluded that as of May 30, 2012, the then outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges were designated.  As a result, the Company was required to de-designate the four outstanding hedges described above as of May 30, 2012.  Beginning May 31 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) were amortized into interest expense over the period of the originally designated hedged transactions which had various termination dates through October 2013.  Future changes in fair value of these swaps were immediately recognized in the consolidated statements of comprehensive income as interest expense.

On October 23, 2013, the Company entered into two interest rate swap agreements and formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss). The cash flows of the swaps are recognized as adjustments to interest expense each period.  The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The effective dates of the swaps are July 1, 2014 with a notional amount of $100,000 each and a fixed LIBOR rate of 1.737% and 1.742% with expiration dates of July 1, 2018.

The following table presents the fair value of the Company’s derivatives:

	March 31, 2014	December 31, 2013
Commodity contracts	$(255)	$69
Foreign currency contracts	(30)	56
Interest rate swaps	452	1,236
Net derivatives asset	$167	$1,361

The fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The fair value of the commodity contracts is included in other current liabilities and other assets in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The fair value of the derivative contracts in a liability position considers the Company’s credit risk.  Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2014 and December 31, 2013 is an asset of $176 and $1,385, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013:

	Amount of (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended March 31,		Location of gain (loss) recognized in net income on ineffective portion of hedges	Amount of (loss) reclassified from Accumulated Other Comprehensive Loss into net income for the three months ended March 31,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended March 31,
	2014	2013		2014	2013	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps	$(500)	$-	Interest expense	$-	$-	$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$-	$-	Interest expense	$-	$(1,002)	$-	$1,206
Commodity contracts	$-	$-	Cost of goods sold	$-	$-	$(368)	$(292)

(1) Amounts recorded for the three months ended March 31, 2013 relate to interest rate swap agreements outstanding as of May 30, 2012, the date the hedging relationships for these agreements were terminated

3. Fair Value Measurements

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,182,429, was approximately $1,182,429 (Level 2) at March 31, 2014, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total March 31, 2014	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$452	$–	$452
Commodity contracts	$(255)	$–	$(255)
Foreign currency contracts	$(30)	$–	$(30)

		Fair Value Measurement Using
	Total December 31, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$1,236	$–	$1,236
Commodity contracts	$69	$–	$69
Foreign currency contracts	$56	$–	$56

The valuation techniques used to measure the fair value of derivative contracts classified as level 2, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 85% and 91% of total sales for the three months ended March 31, 2014 and 2013, respectively. Approximately 90% of the Company’s identifiable long-lived assets are located in the United States at both March 31, 2014 and December 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
Residential power products	$163,969	$255,244
Commercial & industrial power products	157,370	127,080
Other	20,669	17,248
Total	$342,008	$399,572

5. Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw material	$178,069	$183,787
Work-in-process	7,863	9,620
Finished goods	112,883	113,404
Reserves for excess and obsolescence	(6,508)	(6,558)
Total	$292,307	$300,253

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Land and improvements	$7,452	$7,416
Buildings and improvements	96,597	96,161
Machinery and equipment	57,898	54,847
Dies and tools	17,541	17,071
Vehicles	1,984	1,979
Office equipment	18,446	17,304
Leasehold improvements	2,257	2,229
Construction in progress	9,239	9,724
Gross property and equipment	211,414	206,731
Accumulated depreciation	(63,397)	(60,341)
Total	$148,017	$146,390

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued commissions	$11,706	$10,254
Accrued interest	10,524	10,907
Product warranty obligations – short term	24,253	26,080
Deferred revenue related to extended warranty – short term	4,865	3,325
Accrued dividends for unvested restricted stock	2,138	2,472
Accrued volume rebates	6,548	9,418
Accrued customer prepayments	3,279	3,393
Other accrued selling expenses	7,413	8,659
Earn-out obligations	12,518	12,518
Other accrued liabilities	1,849	5,971
Total	$85,093	$92,997

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued pension costs	$10,034	$10,385
Product warranty obligations – long term	7,654	7,654
Deferred revenue related to extended warranty – long term	19,767	19,767
Deferred tax liabilities	14,360	14,966
Other long-term liabilities	1,952	2,168
Total	$53,767	$54,940

6. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company also sells extended warranty coverage for certain products. The sales of extended warranties are recorded as deferred revenue, and we recognize the revenue from sales of extended warranties over the life of the contracts. The Company’s product warranty obligations, including deferred revenue related to extended warranty coverage, are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	For the three months ended March 31,
	2014	2013
Balance at beginning of period	$33,734	$36,112
Payments	(6,723)	(5,694)
Provision for warranties issued	6,039	10,989
Changes in estimates for pre-existing warranties	(1,143)	(1,200)
Balance at end of period	$31,907	$40,207

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	For the three months ended March 31,
	2014	2013
Balance at beginning of period	$23,092	$13,473
Deferred revenue on extended warranty contracts sold	2,219	2,138
Amortization of deferred revenue on extended warranty contracts	(679)	(569)
Balance at end of period	$24,632	$15,042

Product warranty obligations and warranty related deferred revenues are included in the balance sheets as follows:

	March 31,	December 31,
	2014	2013
Product warranty liability
Current portion - other accrued liabilities	$24,253	$26,080
Long-term portion - other long-term liabilities	7,654	7,654
Total	$31,907	$33,734

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$4,865	$3,325
Long-term portion - other long-term liabilities	19,767	19,767
Total	$24,632	$23,092

7. Credit Agreements

Short-term borrowings are included in the balance sheets as follows:

	March 31,	December 31,
	2014	2013
ABL facility	$-	$-
Other lines of credit, as described below	7,004	9,575
Total	$7,004	$9,575

Long-term borrowings are included in the balance sheets as follows:
	March 31,	December 31,
	2014	2013
Term loan	$1,194,000	$1,197,000
Original issue discount	(12,283)	(12,735)
Capital lease obligation	2,482	2,529
Other	712	1,026
Total	1,184,911	1,187,820
Less current portion of debt	12,356	12,286
Less current portion of capital lease obligation	187	185
Total	$1,172,368	$1,175,349

On May 31, 2013, the Borrower amended and restated its then existing credit agreement by entering into a new term loan credit agreement (“New Term Loan Credit Agreement”) with certain commercial banks and other lenders.  The New Term Loan Credit Agreement provides for a $1,200,000 term loan B credit facility (the “New Term Loan”) and includes a $300,000 uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.  Proceeds from the New Term Loan were used to repay amounts outstanding under the Company’s previous credit agreement and to fund a special cash dividend of $5.00 per share on the Company’s common stock. Remaining funds from the New Term Loans were used for general corporate purposes and to pay related financing fees and expenses.

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

The New Term Loan amortizes in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date on May 31, 2020.  It initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio falls below 3.00 to 1.00.

The New Term Loan Credit Agreement contains restrictions on the Borrower’s ability to pay distributions and dividends. Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the New Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable in order to pay certain dividends and distributions. The New Term Loan Credit Agreement also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The New Term Loan Credit Agreement does not contain any financial maintenance covenants.

The New Term Loan Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a change in control (as defined in the New Term Loan Credit Agreement). A bankruptcy or insolvency event of default will cause the obligations under the New Term Loan Credit Agreement to automatically become immediately due and payable.

Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, the Borrower amended its then existing ABL credit agreement (the “New ABL Credit Agreement”). The amendment provides for a one year extension of the maturity date in respect of the $150,000 senior secured ABL revolving credit facility provided under the previous ABL credit agreement (the “ABL Facility”). The extended maturity date of the ABL Facility is May 31, 2018.

Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company).  Borrowings bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) and (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above.  As of March 31, 2014, no amounts were outstanding under the ABL Facility.  As of March 31, 2014, the Company had $173,740 of unrestricted cash and cash equivalents and $148,500 of availability under the ABL Facility, net of outstanding letters of credit.

As of March 31, 2014 and December 31, 2013, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $7,004 and $9,575, respectively.

8. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, dilutive earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits.  The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
Numerator- net income	$34,701	$50,674
Denominator- weighted average shares
Basic	68,421,800	67,864,475
Dilutive effect of stock compensation awards (1)	1,586,690	1,690,466
Diluted	70,008,490	69,554,941
Net income per share
Basic	$0.51	$0.75
Diluted	$0.50	$0.73

(1) Excludes approximately 22,000 stock options and 400 shares of restricted stock for the three month period ended March 31, 2014 as the impact of such awards was anti-dilutive. Excludes approximately 250,000 stock options and 60,000 shares of restricted stock for the three month period ended March 31, 2013 as the impact of such awards was anti-dilutive.

9. Income Taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 36.0% and 36.2%, respectively.

10. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2014 and December 31, 2013 was approximately $27,000 and $24,300 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

11. Subsequent Events

On April 30, 2014, the Company prepaid $12,000 of principal on its existing New Term Loan with available cash on hand.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.0% of U.S. single-family detached, owner-occupied households with a home value of over $100 thousand, as defined by the U.S. Census Bureau's 2011 American Housing Survey for the United States.  The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment (ROI) driven and as a result these applications have relatively lower penetration rates as compared to buildings used in more code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations.  In addition, the emergence of lower cost, cleaner burning natural gas fueled generators has helped to accelerate the penetration of standby generators in the light-commercial market.  Also, the importance of backup power for telecommunications infrastructure is increasing due to the growing demand for uninterrupted voice and data services.  We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators.

Effect of large scale power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators.  Increased frequency and duration of major power outage events caused by the aging U.S. power grid increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, the multiple major outage events that occurred during the second half of both 2011 and 2012 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to substantial organic revenue growth in 2012 with strong growth continuing during 2013.  While there are localized power outages that occur frequently across the U.S., major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period.

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

Factors influencing interest expense.  Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Interest expense decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a reduction in interest rate from the credit agreement refinancing completed in May 2013.

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

Results of operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Net sales	$342,008	$399,572
Cost of goods sold	222,494	246,110
Gross profit	119,514	153,462
Operating expenses:
Selling and service	27,969	31,681
Research and development	7,746	6,645
General and administrative	13,148	12,426
Amortization of intangible assets	5,345	6,185
Total operating expenses	54,208	56,937
Income from operations	65,306	96,525
Total other expense, net	(11,082)	(17,101)
Income before provision for income taxes	54,224	79,424
Provision for income taxes	19,523	28,750
Net income	$34,701	$50,674

Residential power products	$163,969	$255,244
Commercial & industrial power products	157,370	127,080
Other	20,669	17,248
Net sales	$342,008	$399,572

Net sales.    Net sales decreased $57.6 million, or 14.4%, to $342.0 million for the three months ended March 31, 2014 from $399.6 million for the three months ended March 31, 2013.  Residential product sales for the first quarter of 2014 were $164.0 million as compared to $255.2 million for the comparable period in 2013.  Sales of residential products during the prior-year first quarter of 2013 were positively impacted by approximately $100 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy, which did not repeat during the first quarter of 2014.  Excluding this benefit in the prior-year quarter, residential product revenue increased during the first quarter of 2014, driven by higher shipments of portable generators.  Additionally, the first quarter of 2014 was negatively impacted by colder temperatures and snow cover which delayed installations and slowed demand for home standby generators.  Commercial and industrial (“C&I”) product sales for the first quarter of 2014 increased 23.8% to $157.4 million from $127.1 million for the comparable period in 2013. The increase was driven by recent acquisitions along with organic growth for stationary generators and light towers. The strength in organic revenues was primarily driven by an increase in shipments to national account customers.

Gross profit.    Gross profit margin for the first quarter of 2014 was 34.9% compared to 38.4% in the prior-year first quarter.  Gross margin was impacted over the prior year primarily due to a higher mix of organic C&I product shipments and lower mix of home standby generators, together with the impact of recent acquisitions.

Operating expenses.    Operating expenses decreased $2.7 million, or 4.8%, to $54.2 million for the three months ended March 31, 2014 from $56.9 million for the three months ended March 31, 2013.  The expense reduction was driven primarily by a decline in warranty expense due to warranty rate improvements in recent quarters, partially offset by the addition of operating expenses associated with recent acquisitions.  Excluding intangible amortization expense, operating expenses as a percentage of net sales during the first quarter of 2014 were 14.3%, representing a 160 basis point increase as compared to 12.7% in the prior year quarter.  The increase was primarily the result of reduced leverage of operating expenses on lower sales volumes during the current-year first quarter as compared to the prior year period which benefited from Superstorm Sandy.

Other expense.    Other expenses decreased $6.0 million, or 35.2%, to $11.1 million for the three months ended March 31, 2014 from $17.1 million for the three months ended March 31, 2013, primarily due to a $4.0 million decline in interest expense.  The decline was primarily the result of a reduction in interest rate from the credit agreement refinancing completed in May 2013.

Provision for income taxes.   Income tax expense was $19.5 million for the three months ended March 31, 2014 compared to $28.8 million for the three months ended March 31, 2013.  The decrease in income tax expense was primarily driven by the decrease in pre-tax income during the first quarter of 2014 compared to the first quarter of 2013.

Net income.    Due to the factors outlined above, we generated net income of $34.7 million for the three months ended March 31, 2014 compared to $50.7 million for the three months ended March 31, 2013.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, decreased $31.3 million or 28.8%, to $77.5 million for the three months ended March 31, 2014 from $108.8 million for the three months ended March 31, 2013, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income, as defined in the accompanying reconciliation schedules, of $50.7 million for the three months ended March 31, 2014 decreased 39.5% from $83.9 million for the three months ended March 31, 2013, due to the factors outlined above.

See “Non-GAAP measures” for a discussion of how we calculate these non-GAAP measures and limitations on their usefulness.

Liquidity and financial position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our ABL revolving credit facility.

On May 31, 2013, we amended and restated our then existing credit agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement). The New Term Loan Credit Agreement provides for a $1.2 billion term loan B credit facility (New Term Loan) and includes a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.  Proceeds from the New Term Loan were used to repay the previous credit agreement and to fund a special cash dividend of $5.00 per share on our common stock (“2013 dividend recapitalization”). Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses.  The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans will be reduced to 1.50% and the applicable margin related to LIBOR rate loans will be reduced to 2.50%, to the extent that Generac Power Systems’ (Borrower) net debt leverage ratio, as defined in the New Term Loan Credit Agreement, is below 3.00 to 1.00 for that measurement period. Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, we amended our then existing ABL credit agreement. The amendment provides for a one year extension of the maturity date in respect of the $150.0 million senior secured ABL revolving credit facility provided under the previous ABL credit agreement (ABL Facility).  The extended maturity date of the ABL Facility is May 31, 2018.

For additional information regarding our credit agreements and their potential impact, we refer you to Note 7, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2014, we had cash and cash equivalents of $173.7 million and $148.5 million of net availability under our revolving credit facility.

Long-term liquidity

We believe that our cash flow from operations and availability under our revolving credit facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provides us with sufficient capital to continue to grow our business in the future.  We will use a portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash flow

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table summarizes our cash flows by category for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Net cash provided by operating activities	$36,353	$38,266	$(1,913)	(5.0)%
Net cash used in investing activities	$(4,919)	$(4,322)	$(597)	13.8%
Net cash used in financing activities	$(7,859)	$(87,640)	$79,781	(91.0)%

Net cash provided by operating activities was $36.4 million for the three months ended March 31, 2014 compared to $38.3 million for the three months ended March 31, 2013. This 5.0% decrease was primarily driven by a decrease in operating earnings partially offset by a reduction in working capital usage, most notably due to lower inventory levels in line with reduced sales levels.

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2014, which primarily related to the purchase of property and equipment. Net cash used in investing activities was $4.3 million for the three months ended March 31, 2013, which related to the purchase of property and equipment.

Net cash used in financing activities was $7.9 million for the three months ended March 31, 2014, primarily representing $9.9 million of debt repayments ($6.6 million of short-term borrowings and $3.3 of long-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings during the quarter.  In addition, the Company paid $8.2 million related to the net share settlement of equity awards which was partially offset by approximately $6.5 million of cash inflow related to excess tax benefits of equity awards.

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

Contractual Obligations

There have been no material changes to our contractual obligations since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-balance sheet arrangements

There have been no material changes to off-balance sheet arrangements since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical accounting policies

There have been no material changes in our critical accounting policies since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, business combinations and purchase accounting, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes, and share based compensation.

Non-GAAP measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in both Generac's New Term Loan and New ABL Credit Agreements, dated as of May 31, 2013, which is substantially the same definition that was contained in the Company’s previous credit agreements.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;

•	to allocate resources to enhance the financial performance of our business;

•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2014 Proxy Statement;

•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and

•	in communications with our board of directors and investors concerning our financial performance.

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

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Net income	$34,701	$50,674
Interest expense	11,689	15,675
Depreciation and amortization	8,575	8,750
Income taxes provision	19,523	28,750
Non-cash write-down and other charges (a)	(554)	(423)
Non-cash share-based compensation expense (b)	3,322	2,931
Loss on extinguishment of debt	-	1,839
Transaction costs and credit facility fees (c)	203	314
Other	39	291
Adjusted EBITDA	$77,498	$108,801

(a)   Represents the following non-cash charges:

• for the three months ended March 31, 2014 and 2013, losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and an adjustment to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2014	2013
Net income	$34,701	$50,674
Provision for income taxes	19,523	28,750
Income before provision for income taxes	54,224	79,424
Amortization of intangible assets	5,345	6,185
Amortization of deferred financing costs and original issue discount	1,203	1,177
Loss on extinguishment of debt	-	1,839
Transaction costs and other purchase accounting adjustments (a)	(187)	(253)
Adjusted net income before provision for income taxes	60,585	88,372
Cash income tax expense (b)	(9,870)	(4,520)
Adjusted net income	$50,715	$83,852

Adjusted net income per common share - diluted:	$0.72	$1.21
Weighted average common shares outstanding - diluted:	70,008,490	69,554,941

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing.  Also includes certain purchase accounting adjustments.

(b)  Amount for the three months ended March 31, 2014 is based on an anticipated cash income tax rate of approximately 19% for the full year-ended 2014.  Amount for the three months ended March 31, 2013 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2013.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company’s adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

Except as noted, there have been no material changes since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

We refer you to Note 2, “Derivative Instruments and Hedging Activities,” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. In other respects, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2014, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.                             Risk Factors

There have been no material changes in our risk factors since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.                                Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended March 31, 2014, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
01/01/2014 – 01/31/2014	-	-	N/A	N/A
02/01/2014 – 02/28/2014	8,648	$55.71	N/A	N/A
03/01/2014 – 03/31/2014	7,574	$58.64	N/A	N/A
Total	16,222	$57.07

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6. Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 8, 2014

Item 6.                                                                                      EXHIBIT INDEX

Exhibits Number	Description
10.1+*	Form of Performance Share Award Agreement pursuant to the Amended and Restated 2010 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*          Filed herewith.
**        Furnished herewith.
+          Indicates management contract or compensatory plan or arrangement.