Form 10-Q
period 2014-06-30
GENERAC HOLDINGS INC.
filed 2014-08-07
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2014, there were 68,851,521 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$197,959	$150,147
Restricted cash	–	6,645
Accounts receivable, less allowance for doubtful accounts	203,692	164,907
Inventories	287,233	300,253
Deferred income taxes	22,392	26,869
Prepaid expenses and other assets	5,879	5,358
Total current assets	717,155	654,179

Property and equipment, net	153,063	146,390

Customer lists, net	36,076	42,764
Patents, net	58,509	62,418
Trade names, net	173,062	173,196
Goodwill	607,763	608,287
Other intangible assets, net	3,543	4,447
Deferred income taxes	61,391	85,104
Deferred financing costs, net	18,548	20,051
Other assets	58	1,369
Total assets	$1,829,168	$1,798,205

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,509	$9,575
Accounts payable	116,149	109,238
Accrued wages and employee benefits	16,115	26,564
Other accrued liabilities	74,840	92,997
Current portion of long-term borrowings and capital lease obligations	436	12,471
Total current liabilities	214,049	250,845

Long-term borrowings and capital lease obligations	1,154,316	1,175,349
Other long-term liabilities	52,241	54,940
Total liabilities	1,420,606	1,481,134

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,026,792 and 68,767,367 shares issued at June 30, 2014 and December 31, 2013, respectively	690	688
Additional paid-in capital	427,269	421,672
Treasury stock, at cost	(7,681)	(6,571)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	194,539	105,813
Accumulated other comprehensive loss	(4,139)	(2,415)
Total stockholders’ equity	408,562	317,071
Total liabilities and stockholders’ equity	$1,829,168	$1,798,205

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$362,609	$346,688	$704,617	$746,260
Costs of goods sold	234,597	215,735	457,091	461,845
Gross profit	128,012	130,953	247,526	284,415

Operating expenses:
Selling and service	29,115	27,072	57,084	58,753
Research and development	8,012	7,064	15,758	13,709
General and administrative	12,503	14,039	25,651	26,465
Amortization of intangible assets	5,099	6,345	10,444	12,530
Gain on remeasurement of contingent consideration	(4,877)	–	(4,877)	–
Total operating expenses	49,852	54,520	104,060	111,457
Income from operations	78,160	76,433	143,466	172,958

Other (expense) income:
Interest expense	(11,428)	(14,263)	(23,117)	(29,938)
Investment income	42	25	81	42
Loss on extinguishment of debt	–	(13,497)	–	(15,336)
Gain on change in contractual interest rate	16,014	–	16,014	–
Other, net	(366)	(1,909)	202	(1,513)
Total other (expense) income, net	4,262	(29,644)	(6,820)	(46,745)

Income before provision for income taxes	82,422	46,789	136,646	126,213
Provision for income taxes	28,397	18,535	47,920	47,285
Net income	$54,025	$28,254	$88,726	$78,928

Net income per common share - basic:	$0.79	$0.41	$1.30	$1.16
Weighted average common shares outstanding - basic:	68,538,251	68,140,330	68,481,682	68,003,164

Net income per common share - diluted:	$0.77	$0.40	$1.27	$1.13
Weighted average common shares outstanding - diluted:	70,087,976	69,809,599	70,088,438	69,801,498

Dividends declared per share	$-	$5.00	$-	$5.00

Comprehensive income	$52,730	$29,276	$87,002	$80,952

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net income	$88,726	$78,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,512	5,126
Amortization of intangible assets	10,444	12,530
Amortization of original issue discount	1,514	1,138
Amortization of deferred financing costs	1,507	1,189
Amortization of unrealized loss on interest rate swaps	–	2,005
Loss on extinguishment of debt	–	15,336
Gain on change in contractual interest rate	(16,014)	–
Gain in remeasurement of contingent consideration	(4,877)	–
Provision for losses on accounts receivable	115	636
Deferred income taxes	28,145	35,324
Loss on disposal of property and equipment	95	36
Share-based compensation expense	6,203	6,192
Net changes in operating assets and liabilities:
Accounts receivable	(38,924)	(36,908)
Inventories	12,460	(62,561)
Other assets	839	182
Accounts payable	6,717	18,984
Accrued wages and employee benefits	(10,427)	1,452
Other accrued liabilities	(521)	3,130
Excess tax benefits from equity awards	(7,229)	(8,401)
Net cash provided by operating activities	85,285	74,318

Investing Activities
Proceeds from sale of property and equipment	7	35
Expenditures for property and equipment	(13,317)	(10,051)
Proceeds from sale of business, net	–	2,254
Acquisition of business	(429)	6,278
Net cash used in investing activities	(13,739)	(1,484)

Financing Activities
Proceeds from short-term borrowings	4,000	14,007
Proceeds from long-term borrowings	–	1,200,000
Repayments of short-term borrowings	(7,066)	(2,510)
Repayments of long-term borrowings and capital lease obligations	(18,567)	(897,750)
Payment of debt issuance costs	(4)	(21,698)
Cash dividends paid	(459)	(343,421)
Taxes paid related to the net share settlement of equity awards	(8,950)	(11,259)
Excess tax benefits from equity awards	7,229	8,401
Net cash used in financing activities	(23,817)	(54,230)

Effect of exchange rate changes on cash and cash equivalents	83	(29)

Net increase in cash and cash equivalents	47,812	18,575
Cash and cash equivalents at beginning of period	150,147	108,023
Cash and cash equivalents at end of period	$197,959	$126,598

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

In the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of recent acquisitions include the following:

●

On October 3, 2011, the Company acquired Magnum Products, a supplier of generator powered light towers and mobile generators for a variety of industries and specialties. The Magnum business is a strategic fit for the Company as it provides diversification, with the introduction of new engine powered products and distribution channels.

●

On December 8, 2012, the Company acquired Ottomotores, with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a significant market participant throughout all of Latin America.

●

On August 1, 2013, the Company acquired Tower Light. Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

On November 1, 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Certain prior period amounts contained in Note 6, “Product Warranty Obligations” have been reclassified to conform to the current period’s presentation.

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accumulated Other Comprehensive Loss

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three and six months ended June 30, 2014 and 2013, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – March 31, 2014	$1,275	$(4,393)	$274	$(2,844)
Other comprehensive loss before reclassifications	(87)	-	(1,208)	(1,295)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	(87)	-	(1,208)	(1,295)
Ending Balance – June 30, 2014	$1,188	$(4,393)	$(934)	$(4,139)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – March 31, 2013	$(34)	$(12,081)	$(1,379)	$(13,494)
Other comprehensive income before reclassifications	19	-	-	19
Amounts reclassified from accumulated other comprehensive loss (1)	-	-	1,003	1,003
Net current-period other comprehensive income	19	-	1,003	1,022
Ending Balance – June 30, 2013	$(15)	$(12,081)	$(376)	$(12,472)

(1)	Represents amortization of unrealized losses on interest rate swaps to interest expense of $1,049 net of tax benefit of $46 for the three months ended June 30, 2013

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774	$(2,415)
Other comprehensive income before reclassifications	(16)	-	(1,708)	(1,724)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	(16)	-	(1,708)	(1,724)
Ending Balance – June 30, 2014	$1,188	$(4,393)	$(934)	$(4,139)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2013	$(34)	$(12,081)	$(2,381)	$(14,496)
Other comprehensive income before reclassifications	19	-	-	19
Amounts reclassified from accumulated other comprehensive loss (1)	-	-	2,005	2,005
Net current-period other comprehensive income	19	-	2,005	2,024
Ending Balance – June 30, 2013	$(15)	$(12,081)	$(376)	$(12,472)

(1)	Represents amortization of unrealized losses on interest rate swaps to interest expense of $2,097 net of tax benefit of $92 for the six months ended June 30, 2013

2. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, which requires all derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

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

The Company primarily utilizes commodity contracts with maturities of less than twelve months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. Outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases were as follows:

As of June 30, 2014:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	1/31/2014	2/1/2014	$ 3,879	12/31/2014
Copper	3/11/2014	4/1/2014	$ 3,014	12/31/2014

As of December 31, 2013:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	6/21/2013	10/1/2013	$ 2,169	6/30/2014

As of June 30, 2013:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	10/29/2012	1/1/2013	$ 3,472	9/30/2013
Copper	2/26/2013	3/1/2013	$ 2,677	12/31/2013
Copper	3/1/2013	3/1/2013	$ 2,636	12/31/2013
Copper	4/15/2013	5/1/2013	$ 4,033	12/31/2013
Copper	6/21/2013	10/1/2013	$ 2,169	6/30/2014

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Total gains (losses) recognized for the three and six months ended June 30, 2014 were $279 and $(47), respectively. Total losses recognized for the three and six months ended June 30, 2013 were $(826) and $(1,118), respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. There were no foreign currency hedge contracts outstanding as of June 30, 2013. As of June 30, 2014 and December 31, 2013, the following foreign currency contracts were outstanding:

As of June 30, 2014:

Currency Denomination	Notional Amount
United States Dollar (USD) to Euro	$250
British Pound Sterling (GBP) to Euro	£3,000

As of December 31, 2013:

Currency Denomination	Notional Amount
United States Dollar (USD) to Euro	$650
British Pound Sterling (GBP) to Euro	£4,000

Total losses recognized in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 were $(55) and $(97), respectively.

Interest Rate Swaps

As of May 30, 2012, the date of a previous credit agreement refinancing, the Company had four interest rate swap agreements outstanding. The first swap was entered into on January 21, 2010, had an effective date of July 1, 2010, a notional amount of $200,000, a fixed LIBOR rate of 1.73% and an expiration date of July 1, 2012. The second swap was entered into on June 29, 2010, had an effective date of October 1, 2010, a notional amount of $100,000, a fixed LIBOR rate of 1.025% and an expiration date of October 1, 2012. The third swap was entered into on April 1, 2011, had an effective date of July 1, 2012, a notional amount of $200,000, a fixed LIBOR rate of 1.905% and an expiration date of July 1, 2013. The fourth swap was entered into on April 1, 2011, had an effective date of October 1, 2012, a notional amount of $100,000, a fixed LIBOR rate of 2.22% and an expiration date of October 1, 2013. Due to the incorporation of a new interest rate floor provision in the then new credit agreement, which constituted a change in critical terms, the Company concluded that as of May 30, 2012, the then outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges were designated.  As a result, the Company was required to de-designate the four outstanding hedges as of May 30, 2012.  Beginning May 31, 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss) were amortized into interest expense over the period of the originally designated hedged transactions which had various termination dates through October 2013.  Future changes in fair value of these swaps were immediately recognized in the consolidated statements of comprehensive income as interest expense.

On October 23, 2013, the Company entered into two interest rate swap agreements, and on May 19, 2014, the Company entered into one interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss. The cash flows of the swaps are recognized as adjustments to interest expense each period.  The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The effective dates of the swaps are July 1, 2014 with a notional amount of $100,000 each and a fixed LIBOR rate of 1.7370%, 1.7420% and 1.6195%, including a LIBOR floor of 0.75%, with expiration dates of July 1, 2018.

The following table presents the fair value of the Company’s derivatives:

	June 30, 2014	December 31, 2013
Commodity contracts	$77	$69
Foreign currency contracts	(97)	56
Interest rate swaps	(1,435)	1,236

The fair value of the interest rate swaps is included in other long-term liabilities and other assets in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. The fair value of the commodity contracts is included in other assets in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2014 and December 31, 2013 is a liability of $(1,463) and an asset of $1,385, respectively, which represents the amount the Company would need to pay or receive to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended June 30,		Location of Gain (Loss) Recognized in Net Income on Ineffective Portion of Hedges	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Net Income on Hedges (Ineffective Portion) for the Three Months Ended June 30,
	2014	2013		2014	2013	2014	2013

Derivatives Designated as Hedging Instruments

Interest rate swaps	$(1,208)	$—	Interest expense	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Interest rate swaps (1)	$—	$—	Interest expense	$—	$(1,003)	$—	$1,266
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$—	$—	$224	$(826)

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended June 30,		Location of Gain (Loss) Recognized in Net Income on Ineffective Portion of Hedges	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income for the Six Months Ended June 30,		Amount of Gain (Loss) Recognized in Net Income on Hedges (Ineffective Portion) for the Six Months Ended June 30,
	2014	2013		2014	2013	2014	2013

Derivatives Designated as Hedging Instruments

Interest rate swaps	$(1,708)	$—	Interest expense	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Interest rate swaps (1)	$—	$—	Interest expense	$—	$(2,005)	$—	$2,472
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$—	$—	$(144)	$(1,118)

(1) Amounts recorded for the three and six months ended June 30, 2013 relate to interest rate swap agreements outstanding as of May 30, 2012, the date the hedging relationships for these agreements were terminated.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,152,331, was approximately $1,146,570 (Level 2) at June 30, 2014, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total June 30, 2014	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$(1,435)	$ –	$(1,435)
Commodity contracts	$77	$ –	$77
Foreign currency contracts	$(97)	$ –	$(97)

		Fair Value Measurement Using
	Total December 31, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$1,236	$ –	$1,236
Commodity contracts	$69	$ –	$69
Foreign currency contracts	$56	$ –	$56

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

4. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 85% and 90% of total sales for the three months ended June 30, 2014 and 2013, respectively, and represent 85% and 90% of total sales for the six months ended June 30, 2014 and 2013, respectively. Approximately 90% of the Company’s identifiable long-lived assets are located in the United States at both June 30, 2014 and December 31, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Residential power products	$179,592	$196,616	$343,561	$451,860
Commercial & industrial power products	163,467	133,427	320,837	260,507
Other	19,550	16,645	40,219	33,893
Total	$362,609	$346,688	$704,617	$746,260

5. Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2014	2013

Raw material	$185,435	$183,787
Work-in-process	8,334	9,620
Finished goods	100,440	113,404
Reserves for excess and obsolescence	(6,976)	(6,558)
Total	$287,233	$300,253

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013

Land and improvements	$7,444	$7,416
Buildings and improvements	97,132	96,161
Machinery and equipment	61,214	54,847
Dies and tools	15,491	17,071
Vehicles	2,023	1,979
Office equipment	19,281	17,304
Leasehold improvements	2,412	2,229
Construction in progress	11,480	9,724
Gross property and equipment	216,477	206,731
Accumulated depreciation	(63,414)	(60,341)
Total	$153,063	$146,390

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$31,907	$40,207	$33,734	$36,112
Payments	(4,076)	(3,903)	(11,024)	(9,596)
Provision for warranties issued	5,764	9,352	12,028	20,340
Changes in estimates for pre-existing warranties	(1,424)	(5,500)	(2,567)	(6,700)
Balance at end of period	$32,171	$40,156	$32,171	$40,156

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$24,632	$15,042	$23,092	$13,473
Deferred revenue on extended warranty contracts sold	1,795	2,268	4,014	4,406
Amortization of deferred revenue on extended warranty contracts	(748)	(581)	(1,427)	(1,150)
Balance at end of period	$25,679	$16,729	$25,679	$16,729

Product warranty obligations and warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2014	2013
Product warranty liability
Current portion - other accrued liabilities	$25,331	$26,080
Long-term portion - other long-term liabilities	6,840	7,654
Total	$32,171	$33,734

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$5,912	$3,325
Long-term portion - other long-term liabilities	19,767	19,767
Total	$25,679	$23,092

7. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2014	2013

ABL facility	$-	$-
Other lines of credit, as described below	6,509	9,575
Total	$6,509	$9,575

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2014	2013

Term loan	$1,179,000	$1,197,000
Original issue discount	(27,235)	(12,735)
Capital lease obligation	2,421	2,529
Other	566	1,026
Total	1,154,752	1,187,820
Less: current portion of debt	249	12,286
Less: current portion of capital lease obligation	187	185
Total	$1,154,316	$1,175,349

On May 31, 2013, the Borrower amended and restated its then existing credit agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement) with certain commercial banks and other lenders. The New Term Loan Credit Agreement provides for a $1,200,000 term loan B credit facility (New Term Loan) and includes a $300,000 uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020. Proceeds from the New Term Loan were used to repay amounts outstanding under the Company’s previous credit agreement and to fund a special cash dividend of $5.00 per share on the Company’s common stock. Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses.

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

The New Term Loan amortizes in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date on May 31, 2020. It initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio falls below 3.00 to 1.00 for that measurement period. As the Borrower’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, the Company realized a 25 basis point reduction in borrowing costs for the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan. The gain was recorded as original issue discount on long-term borrowings in the condensed consolidated balance sheets.

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

The New Term Loan Credit Agreement contains customary events of default, including; nonpayment of principal, interest or other amounts; failure to perform covenants; inaccuracy of representations or warranties in any material respect; cross-defaults with other material indebtedness; certain undischarged judgments; the occurrence of certain ERISA or bankruptcy or insolvency events; or the occurrence of a change in control (as defined in the New Term Loan Credit Agreement). A bankruptcy or insolvency event of default will cause the obligations under the New Term Loan Credit Agreement to automatically become immediately due and payable.

Concurrent with the closing of the New Term Loan Credit Agreement on May 31, 2013, the Borrower amended its then existing ABL credit agreement (New ABL Credit Agreement). The amendment provides for a one year extension of the maturity date in respect of the $150,000 senior secured ABL revolving credit facility provided under the previous ABL credit agreement (ABL Facility). The extended maturity date of the ABL Facility is May 31, 2018.

Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company). Borrowings bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) and (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above. As of June 30, 2014, no amounts were outstanding under the ABL Facility. As of June 30, 2014, the Company had $197,959 of unrestricted cash and cash equivalents and $148,500 of availability under the ABL Facility, net of outstanding letters of credit.

On April 30, 2014, the Company made a $12,000 voluntary prepayment of debt with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the New Term Loan Credit Agreement.

In connection with the May 31, 2013 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $21,546 of new debt issuance costs, recorded $13,797 of fees paid to creditors as a debt discount, and expensed $7,100 of transaction fees in the second quarter of 2013. The Company evaluated on a lender by lender basis if the debt related to returning lenders was significantly modified or not, resulting in the write-off of $5,473 in unamortized debt issuance costs and original issue discount relating to the previous Term Loan Credit Agreement and ABL Credit Agreement. Amounts expensed were recorded as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2013. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the effective interest method.

As of June 30, 2014 and December 31, 2013, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $6,509 and $9,575, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator- net income	$54,025	$28,254	$88,726	$78,928
Denominator- weighted average shares
Basic	68,538,251	68,140,330	68,481,682	68,003,164
Dilutive effect of stock compensation awards (1)	1,549,725	1,669,269	1,606,756	1,798,334
Diluted	70,087,976	69,809,599	70,088,438	69,801,498
Net income per share
Basic	$0.79	$0.41	$1.30	$1.16
Diluted	$0.77	$0.40	$1.27	$1.13

(1) Excludes approximately 64,800 and 70,400 stock options for the three and six month periods ended June 30, 2014, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 300,000 and 250,000 stock options for the three and six month periods ended June 30, 2013, respectively, as the impact of such awards was anti-dilutive.

9. Income Taxes

The effective income tax rates for the six months ended June 30, 2014 and 2013 were 35.1% and 37.5%, respectively. The decrease in the effective income tax rate year-over-year is primarily due to the Company’s ability to utilize the federal domestic production activity deduction due to sufficient taxable income and the lower tax rate of a foreign subsidiary acquired during the third quarter of 2013.

10. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2014 and December 31, 2013 was approximately $31,700 and $24,300 respectively.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

●	our business, financial and operating results and future economic performance;

●	proposed new product and service offerings; and

●	management's goals, expectations and objectives and other similar expressions concerning matters that are not historical facts.

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	demand for our products;

●	frequency and duration of power outages;

●	availability, cost and quality of raw materials and key components used in producing our products;

●	the impact on our results of the possible fluctuations in interest rates;

●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;

●	the risk that our acquisitions will not be integrated successfully;

●	difficulties we may encounter as our business expands globally;

●	competitive factors in the industry in which we operate;

●	our dependence on our distribution network;

●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

●	loss of our key management and employees;

●	increase in product and other liability claims; and

●	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Stockholders, potential investors and other readers should consider these factors carefully in evaluating forward-looking statements.

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

In the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of recent acquisitions include the following:

●

On October 3, 2011, the Company acquired Magnum Products, a supplier of generator powered light towers and mobile generators for a variety of industries and specialties. The Magnum business is a strategic fit for the Company as it provides diversification, with the introduction of new engine powered products and distribution channels.

●

On December 8, 2012, the Company acquired Ottomotores, with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a significant market participant throughout all of Latin America.

●

On August 1, 2013, the Company acquired Tower Light. Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

On November 1, 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation products throughout North America with power output up to 2.5MW.

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

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Cash interest expense decreased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a reduction in interest rate from the credit agreement refinancing completed in May 2013 and the 25 basis point reduction in borrowing costs for the second quarter of 2014 as a result of our net debt leverage ratio, as defined in our New Term Loan Credit Agreement, falling below 3.0 times.

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

Results of Operations

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net sales	$362,609	$346,688	$704,617	$746,260
Cost of goods sold	234,597	215,735	457,091	461,845
Gross profit	128,012	130,953	247,526	284,415
Operating expenses:
Selling and service	29,115	27,072	57,084	58,753
Research and development	8,012	7,064	15,758	13,709
General and administrative	12,503	14,039	25,651	26,465
Amortization of intangible assets	5,099	6,345	10,444	12,530
Gain on remeasurement of contingent consideration	(4,877)	-	(4,877)	-
Total operating expenses	49,852	54,520	104,060	111,457
Income from operations	78,160	76,433	143,466	172,958
Total other income (expense), net	4,262	(29,644)	(6,820)	(46,745)
Income before provision for income taxes	82,422	46,789	136,646	126,213
Provision for income taxes	28,397	18,535	47,920	47,285
Net income	$54,025	$28,254	$88,726	$78,928

Residential power products	$179,592	$196,616	$343,561	$451,860
Commercial & industrial power products	163,467	133,427	320,837	260,507
Other	19,550	16,645	40,219	33,893
Net sales	$362,609	$346,688	$704,617	$746,260

Net sales.    Net sales increased $15.9 million, or 4.6%, to $362.6 million for the three months ended June 30, 2014 from $346.7 million for the three months ended June 30, 2013. Residential product sales for the second quarter of 2014 were $179.6 million as compared to $196.6 million for the comparable period in 2013. Sales of residential products during the prior-year second quarter were positively impacted by approximately $40 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy, which did not repeat during the second quarter of 2014. Excluding this benefit in the prior-year quarter, residential product revenue increased approximately 15% during the second quarter of 2014, driven by strong shipments of home standby generators. Additionally, increased revenue from power washer products contributed to the year-over-year sales growth in residential products. Commercial and industrial (“C&I”) product sales for the second quarter of 2014 increased 22.5% to $163.5 million from $133.4 million for the comparable period in 2013. The improvement was driven primarily by contributions from recent acquisitions, and to a lesser extent by strength in the oil & gas end markets, and increased sales of natural gas generators used in light commercial and retail applications. Partially offsetting this strength was a year-over-year decline in sales within Latin American driven by the combination of a difficult prior-year comparison related to certain large projects which did not repeat, as well as overall economic softness in the region.

Net sales decreased $41.7 million, or 5.6%, to $704.6 million for the six months ended June 30, 2014 from $746.3 million for the six months ended June 30, 2013. Residential product sales for the first half of 2014 decreased 24.0% to $343.6 million from $451.9 million for the comparable period in 2013. Sales of residential products during the prior-year first half were positively impacted by approximately $140 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy, which did not repeat during the first half of 2014. Excluding this benefit in the prior-year, residential product revenue increased primarily due to strong shipments of both home standby and portable generators, and higher revenue from power washer products. Commercial and industrial (“C&I”) product sales for the first half of 2014 increased 23.2% to $320.8 million from $260.5 million for the comparable period in 2013. The increase was driven primarily by contributions from recent acquisitions, and to a lesser extent by strength in the oil & gas end markets, and organic growth for stationary generators, light towers and natural gas generators.

Gross profit.    Gross profit margin for the second quarter of 2014 was 35.3% compared to 37.8% in the prior-year second quarter. Gross margin was impacted over the prior year due to the addition of recent acquisitions along with a return to regular promotional activities consistent with a period of normal seasonality.

Gross profit margin for the first half of 2014 was 35.1% compared to 38.1% in the prior-year first half. Gross margin was impacted over the prior year primarily due to the factors affecting gross margin described above.

Operating expenses.    Operating expenses decreased $4.7 million, or 8.6%, to $49.8 million for the three months ended June 30, 2014 from $54.5 million for the three months ended June 30, 2013. The decrease was primarily driven by a $4.9 million gain recorded in the second quarter of 2014 relating to a remeasurement of a contingent earn-out obligation from a recent acquisition. Excluding this gain, operating expenses were approximately flat relative to prior year despite the addition of operating expenses associated with recent acquisitions.

Operating expenses decreased $7.4 million, or 6.6%, to $104.1 million for the six months ended June 30, 2014 from $111.5 million for the six months ended June 30, 2013, primarily due to the factors affecting operating expenses noted above, plus a $2.1 million year over year decline in amortization of intangible assets.

Other expense.    Other expense decreased $33.9 million, or 114.4%, to income of $4.3 million for the three months ended June 30, 2014 from expense of $29.6 million for the three months ended June 30, 2013. Beginning in the second quarter of 2014, there was a 25 basis point reduction in borrowing costs as a result of the net debt leverage ratio falling below 3.0 times, resulting in a $16.0 million non-cash gain being recorded in the second quarter of 2014. In conjunction with the May 2013 refinancing and other debt prepayments made in the prior year quarter, a $13.5 million loss on extinguishment of debt was recorded during the second quarter of 2013. Additionally, there was a $2.8 million year over year decrease in interest expense.

Other expense decreased $39.9 million, or 85.4%, to $6.8 million for the six months ended June 30, 2014 from $46.7 million for the six months ended June 30, 2013, primarily due to the current year $16.0 million gain and prior year $15.3 million loss on extinguishment of debt described above, and a $6.8 million year over year decrease in interest expense.

Provision for income taxes.   Income tax expense was $28.4 million for the three months ended June 30, 2014 compared to $18.5 million for the three months ended June 30, 2013. Income tax expense was $47.9 million for the six months ended June 30, 2014 compared to $47.3 million for the six months ended June 30, 2013. The increase in income tax expense was primarily driven by the increase in pre-tax income during the first half of 2014 compared to the first half of 2013, and the decrease in effective income tax rate from 37.5% for the six months eneded June 30, 2013 to 35.1% for the six months ended June 30, 2014

Net income.    Due to the factors outlined above, we generated net income of $54.0 million for the three months ended June 30, 2014 compared to $28.3 million for the three months ended June 30, 2013, and generated net income of $88.7 million for the six months ended June 30, 2014 compared to $78.9 million for the six months ended June 30, 2013.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, decreased $5.6 million or 6.2%, to $84.5 million for the three months ended June 30, 2014 from $90.1 million for the three months ended June 30, 2013, due to the factors outlined above. Adjusted EBITDA decreased $36.9 million or 18.5%, to $162.0 million for the six months ended June 30, 2014 from $198.9 million for the six months ended June 30, 2013, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income, as defined in the accompanying reconciliation schedules, of $57.1 million for the three months ended June 30, 2014 decreased 14.2% from $66.6 million for the three months ended June 30, 2013, due to the factors outlined above. Adjusted Net Income of $107.8 million for the six months ended June 30, 2014 decreased 28.3% from $150.4 million for the six months ended June 30, 2013, due to the factors outlined above.

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

On May 31, 2013, we amended and restated our then existing credit agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement).The New Term Loan Credit Agreement provides for a $1.2 billion term loan B credit facility (New Term Loan) and includes a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020. Proceeds from the New Term Loan were used to repay the previous credit agreement and to fund a special cash dividend of $5.00 per share on our common stock. Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses. The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans has been reduced to 1.50% and the applicable margin related to LIBOR rate loans has been reduced to 2.50%, to the extent that Generac Power Systems’ (Borrower) net debt leverage ratio, as defined in the New Term Loan Credit Agreement, is below 3.00 to 1.00 for that measurement period. Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, we amended our then existing ABL credit agreement. The amendment provides for a one year extension of the maturity date in respect of the $150.0 million senior secured ABL revolving credit facility provided under the previous ABL credit agreement (ABL Facility). The extended maturity date of the ABL Facility is May 31, 2018. As of June 30, 2014, no amounts were outstanding under the ABL Facility.

For additional information regarding our credit agreements and their potential impact, we refer you to Note 7, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2014, we had cash and cash equivalents of $198.0 million and $148.5 million of net availability under our revolving credit facility.

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

Cash Flow

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Net cash provided by operating activities	$85,285	$74,318	$10,967	14.8%
Net cash used in investing activities	$(13,739)	$(1,484)	$(12,255)	*
Net cash used in financing activities	$(23,817)	$(54,230)	$30,413	56.1%

* Measure not meaningful

Net cash provided by operating activities was $85.3 million for the six months ended June 30, 2014 compared to $74.3 million for the six months ended June 30, 2013. This 14.8% increase was primarily driven by a reduction in working capital investment due to lower inventory levels in 2014 as compared to 2013. The prior period included a significant use of cash to replenish finished goods inventory levels that had been depleted from major power outages.

Net cash used in investing activities was $13.7 million for the six months ended June 30, 2014, which primarily related to the purchase of property and equipment. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2013, which primarily related to the purchase of property and equipment, partially offset by cash proceeds relating to the finalization of the Ottomotores purchase price.

Net cash used in financing activities was $23.8 million for the six months ended June 30, 2014, primarily representing $25.6 million of debt repayments ($18.6 million of long-term borrowings and $7.1 of short-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings. In addition, the Company paid $8.9 million related to the net share settlement of equity awards which was partially offset by $7.2 million of cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities was $54.2 million for the six months ended June 30, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million, offset by $897.8 million of long-term borrowing prepayments. The Company paid $21.7 million for transaction fees incurred in connection with the dividend recapitalization transaction. Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during the first quarter of 2013 related to the payment of a prior year dividend paid upon vesting of restricted shares). In addition, the Company paid $11.3 million related to the net share settlement of equity awards which was partially offset by approximately $8.4 million of cash inflow due to excess tax benefits of equity awards. Finally, the Company received net cash proceeds of $11.5 million from short-term borrowings.

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

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in preparing the financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment, business combinations and purchase accounting, defined benefit pension obligations, estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty, other contingencies, derivative accounting, income taxes and share based compensation.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our New Term Loan Credit Agreement and New ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$54,025	$28,254	$88,726	$78,928
Interest expense	11,428	14,263	23,117	29,938
Depreciation and amortization	8,381	8,906	16,956	17,656
Income taxes provision	28,397	18,535	47,920	47,285
Non-cash write-down and other adjustments (a)	(5,198)	1,240	(5,752)	817
Non-cash share-based compensation expense (b)	2,881	3,261	6,203	6,192
Loss on extinguishment of debt (c)	-	13,497	-	15,336
Gain on change in contractual interest rate (d)	(16,014)	-	(16,014)	-
Transaction costs and credit facility fees (e)	498	1,589	701	1,903
Other	134	552	173	843
Adjusted EBITDA	$84,532	$90,097	$162,030	$198,898

(a)   Represents the following non-cash charges:

• for the three and six months ended June 30, 2014, losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

• for the three and six months ended June 30, 2013, losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and adjustments to an earn-out obligations in connection with an acquisition.

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

• The loss on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations.

• The adjustments for unrealized mark-to-market gains and losses on commodity contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of comprehensive income and cash flows to capture the full effect of these contracts on our operating performance.

(b)  Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)  Relates to the May 2013 credit agreement refinancing and other debt prepayments, resulting in a loss on extinguishment of debt.

(d)  Non-cash gain relating to a 25 basis point reduction in borrowing costs, effective second quarter 2014, as a result of the credit agreement leverage ratio falling below 3.0 times.

(e)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

• administrative agent fees and revolving credit facility commitment fees under our New Term Loan Credit Agreement and New ABL Credit Agreement, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

• transaction costs relating to the acquisition of a business.

Adjusted Net Income

Adjusted Net Income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company’s debt, gains and losses on changes in cash flows related to the Company’s debt, intangible asset impairment charges (as applicable), transaction costs and other purchase accounting adjustments, and certain non-cash gains and losses as reflected in the reconciliation table set forth below (as applicable).

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2014	2013	2014	2013

Net income	$54,025	$28,254	$88,726	$78,928
Provision for income taxes	28,397	18,535	47,920	47,285
Income before provision for income taxes	82,422	46,789	136,646	126,213
Amortization of intangible assets	5,099	6,345	10,444	12,530
Amortization of deferred financing costs and original issue discount	1,818	1,150	3,021	2,327
Loss on extinguishment of debt (a)	-	13,497	-	15,336
Gain on change in contractual interest rate (b)	(16,014)	-	(16,014)	-
Transaction costs and other purchase accounting adjustments (c)	(4,512)	1,430	(4,699)	1,177
Adjusted net income before provision for income taxes	68,813	69,211	129,398	157,583
Cash income tax expense (d)	(11,690)	(2,650)	(21,560)	(7,170)
Adjusted net income	$57,123	$66,561	$107,838	$150,413

Adjusted net income per common share - diluted:	$0.82	$0.95	$1.54	$2.15
Weighted average common shares outstanding - diluted:	70,087,976	69,809,599	70,088,438	69,801,498

(a) Relates to the May 2013 credit agreement refinancing and other debt prepayments, resulting in a loss on extinguishment of debt.

(b) Non-cash gain relating to a 25 basis point reduction in borrowing costs, effective second quarter 2014, as a result of the credit agreement leverage ratio falling below 3.0 times.

(c) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing. Also includes certain purchase accounting adjustments and adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

(d) Amount for the three and six months ended June 30, 2014 is based on an anticipated cash income tax rate of approximately 18% for the full year-ended 2014. Amount for the three and six months ended June 30, 2013 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2013.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s result of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company’s adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2014, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended June 30, 2014, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2014 – 04/30/2014	-	-	N/A	N/A
05/01/2014 – 05/31/2014	3,499	$52.00	N/A	N/A
06/01/2014 – 06/30/2014	-	-	N/A	N/A

Total	3,499	$52.00

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

Dated: August 7, 2014

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**     Furnished herewith.