Form 10-Q
period 2014-09-30
GENERAC HOLDINGS INC.
filed 2014-11-07
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were 68,868,851 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$173,162	$150,147
Restricted cash	–	6,645
Accounts receivable, less allowance for doubtful accounts	199,884	164,907
Inventories	327,581	300,253
Deferred income taxes	25,380	26,869
Prepaid expenses and other assets	6,256	5,358
Total current assets	732,263	654,179

Property and equipment, net	159,058	146,390

Customer lists, net	33,191	42,764
Patents, net	56,521	62,418
Trade names, net	174,604	173,196
Goodwill	607,763	608,287
Other intangible assets, net	3,162	4,447
Deferred income taxes	50,105	85,104
Deferred financing costs, net	17,082	20,051
Other assets	155	1,369
Total assets	$1,833,904	$1,798,205

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,502	$9,575
Accounts payable	131,445	109,238
Accrued wages and employee benefits	14,446	26,564
Other accrued liabilities	77,767	92,997
Current portion of long-term borrowings and capital lease obligations	316	12,471
Total current liabilities	229,476	250,845

Long-term borrowings and capital lease obligations	1,106,293	1,175,349
Other long-term liabilities	50,218	54,940
Total liabilities	1,385,987	1,481,134

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,057,195 and 68,767,367 shares issued at September 30, 2014 and December 31, 2013, respectively	690	688
Additional paid-in capital	431,523	421,672
Treasury stock, at cost	(8,052)	(6,571)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	231,036	105,813
Accumulated other comprehensive loss	(5,164)	(2,415)
Total stockholders’ equity	447,917	317,071
Total liabilities and stockholders’ equity	$1,833,904	$1,798,205

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$352,305	$363,269	$1,056,922	$1,109,529
Costs of goods sold	222,022	223,806	679,113	685,651
Gross profit	130,283	139,463	377,809	423,878

Operating expenses:
Selling and service	32,961	24,295	90,045	83,048
Research and development	7,822	7,183	23,580	20,892
General and administrative	13,429	13,693	39,080	40,158
Amortization of intangible assets	5,277	7,003	15,721	19,533
Gain on remeasurement of contingent consideration	–	–	(4,877)	–
Total operating expenses	59,489	52,174	163,549	163,631
Income from operations	70,794	87,289	214,260	260,247

Other (expense) income:
Interest expense	(12,294)	(12,494)	(35,411)	(42,432)
Investment income	38	23	119	65
Loss on extinguishment of debt	(1,836)	–	(1,836)	(15,336)
Gain on change in contractual interest rate	–	–	16,014	–
Costs related to acquisitions	(396)	(656)	(396)	(1,059)
Other, net	(1,444)	(117)	(1,242)	(1,227)
Total other expense, net	(15,932)	(13,244)	(22,752)	(59,989)

Income before provision for income taxes	54,862	74,045	191,508	200,258
Provision for income taxes	18,365	26,952	66,285	74,237
Net income	$36,497	$47,093	$125,223	$126,021

Net income per common share - basic:	$0.53	$0.69	$1.83	$1.85
Weighted average common shares outstanding - basic:	68,556,051	68,198,006	68,511,409	68,026,705

Net income per common share - diluted:	$0.52	$0.67	$1.79	$1.81
Weighted average common shares outstanding - diluted:	70,033,224	69,887,025	70,050,953	69,627,215

Dividends declared per share	$-	$-	$-	$5.00

Comprehensive income	$35,472	$48,336	$122,474	$129,288

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating Activities
Net income	$125,223	$126,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,024	7,969
Amortization of intangible assets	15,721	19,533
Amortization of original issue discount	2,573	1,615
Amortization of deferred financing costs	2,272	1,932
Amortization of unrealized loss on interest rate swaps	–	2,381
Loss on extinguishment of debt	1,836	15,336
Gain on change in contractual interest rate	(16,014)	–
Gain on remeasurement of contingent consideration	(4,877)	–
Provision for losses on accounts receivable	344	880
Deferred income taxes	35,572	57,363
Loss on disposal of property and equipment	135	369
Share-based compensation expense	9,403	9,471
Net changes in operating assets and liabilities:
Accounts receivable	(28,747)	(16,268)
Inventories	(9,501)	(61,310)
Other assets	2,768	(5)
Accounts payable	20,215	(6,605)
Accrued wages and employee benefits	(12,037)	5,527
Other accrued liabilities	(3,232)	495
Excess tax benefits from equity awards	(9,167)	(9,491)
Net cash provided by operating activities	142,511	155,213

Investing Activities
Proceeds from sale of property and equipment	7	75
Expenditures for property and equipment	(22,722)	(14,257)
Proceeds from sale of business, net	–	2,254
Acquisition of business	(5,309)	(73,961)
Net cash used in investing activities	(28,024)	(85,889)

Financing Activities
Proceeds from short-term borrowings	4,900	16,007
Proceeds from long-term borrowings	–	1,200,000
Repayments of short-term borrowings	(24,741)	(10,544)
Repayments of long-term borrowings and capital lease obligations	(68,905)	(897,932)
Payment of debt issuance costs	(4)	(21,935)
Cash dividends paid	(705)	(343,424)
Taxes paid related to the net share settlement of equity awards	(10,255)	(12,468)
Excess tax benefits from equity awards	9,167	9,491
Proceeds from exercise of stock options	21	32
Net cash used in financing activities	(90,522)	(60,773)

Effect of exchange rate changes on cash and cash equivalents	(950)	(53)

Net increase in cash and cash equivalents	23,015	8,498
Cash and cash equivalents at beginning of period	150,147	108,023
Cash and cash equivalents at end of period	$173,162	$116,521

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Basis of Presentation

Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp. (GAC), which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Borrower). The Company is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products. As a leader in power equipment serving residential, light-commercial, industrial, oil & gas, and construction markets, Generac’s power products are available globally through a broad network of independent dealers, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

Over the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of these acquisitions include the following:

●

On October 3, 2011, the Company acquired substantially all of the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industries and specialties. The Magnum business is a strategic fit for the Company as it provides diversification, with the introduction of new engine powered products, distribution channels and end markets.

●

On December 8, 2012, the Company acquired the equity of Ottomotores UK and its affiliates (Ottomotores), with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a market participant throughout all of Latin America.

●

On August 1, 2013, the Company acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

On November 1, 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW.

●

On September 2, 2014, the Company acquired the equity of Pramac America LLC, resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. The transaction also included working capital associated with these products. This acquisition helps to expand the Generac brand portfolio across its residential product platform and increases its product offering in the portable generator category.

●

On October 1, 2014, the Company acquired MAC, Inc. and its related entities (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Certain prior period amounts contained in Note 7, “Product Warranty Obligations” have been reclassified to conform to the current period’s presentation.

The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in accumulated other comprehensive loss during the three and nine months ended September 30, 2014 and 2013, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – June 30, 2014	$1,188	$(4,393)	$(934)	$(4,139)
Other comprehensive income (loss) before reclassifications	(2,014)	-	989	(1,025)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(2,014)	-	989	(1,025)
Ending Balance – September 30, 2014	$(826)	$(4,393)	$55	$(5,164)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – June 30, 2013	$(15)	$(12,081)	$(376)	$(12,472)
Other comprehensive income before reclassifications	867	-	-	867
Amounts reclassified from accumulated other comprehensive loss (1)	-	-	376	376
Net current-period other comprehensive income	867	-	376	1,243
Ending Balance – September 30, 2013	$852	$(12,081)	$-	$(11,229)

(1)	Represents amortization of unrealized losses on interest rate swaps to interest expense of $393 net of tax benefit of $17 for the three months ended September 30, 2013.

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774	$(2,415)
Other comprehensive loss before reclassifications	(2,030)	-	(719)	(2,749)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	(2,030)	-	(719)	(2,749)
Ending Balance – September 30, 2014	$(826)	$(4,393)	$55	$(5,164)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2013	$(34)	$(12,081)	$(2,381)	$(14,496)
Other comprehensive income before reclassifications	886	-	-	886
Amounts reclassified from accumulated other comprehensive loss (1)	-	-	2,381	2,381
Net current-period other comprehensive income	886	-	2,381	3,267
Ending Balance – September 30, 2013	$852	$(12,081)	$-	$(11,229)

(1)	Represents amortization of unrealized losses on interest rate swaps to interest expense of $2,490 net of tax benefit of $109 for the nine months ended September 30, 2013.

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

The Company primarily utilizes commodity contracts with maturities of less than twelve months. The impact of such contracts is intended to offset the effect of price fluctuations on actual inventory purchases. Outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases were as follows:

As of September 30, 2014:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	1/31/2014	2/1/2014	$ 3,879	12/31/2014
Copper	3/11/2014	4/1/2014	3,014	12/31/2014

As of December 31, 2013:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	6/21/2013	10/1/2013	$ 2,169	6/30/2014

As of September 30, 2013:

Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	2/26/2013	3/1/2013	$ 2,677	12/31/2013
Copper	3/1/2013	3/1/2013	2,636	12/31/2013
Copper	4/15/2013	5/1/2013	4,033	12/31/2013
Copper	6/21/2013	10/1/2013	2,169	6/30/2014

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Total losses recognized for the three and nine months ended September 30, 2014 were $(106) and $(154), respectively. Total gains (losses) recognized for the three and nine months ended September 30, 2013 were $578 and $(540), respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. There were no foreign currency hedge contracts outstanding as of September 30, 2013. As of September 30, 2014 and December 31, 2013, the following foreign currency contracts were outstanding:

As of September 30, 2014:
Currency Denomination	Notional Amount
British Pound Sterling (GBP) to Euro	£3,000

As of December 31, 2013:
Currency Denomination	Notional Amount
United States Dollar (USD) to Euro	$650
British Pound Sterling (GBP) to Euro	£4,000

Total losses recognized in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 were $(93) and $(190), respectively.

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

The following table presents the fair value of the Company’s derivatives:

	September 30, 2014	December 31, 2013
Commodity contracts	$(55)	$69
Foreign currency contracts	(190)	56
Interest rate swaps	103	1,236

The fair value of the commodity and foreign currency contracts is included in other accrued liabilities and other assets in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. The fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2014 and December 31, 2013 is a liability of $(140) and an asset of $1,385, respectively, which represents the amount the Company would need to pay or would receive to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended September 30,		Location of Gain (Loss) Recognized in Net Income on Ineffective Portion of Hedges	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Net Income on Hedges (Ineffective Portion) for the Three Months Ended September 30,

	2014	2013		2014	2013	2014	2013
Derivatives Designated as Hedging Instruments

Interest rate swaps	$989	$—	Interest expense	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Interest rate swaps (1)	$—	$—	Interest expense	$—	$(376)	$—	$501
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$—	$—	$(199)	$578

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended September 30,		Location of Gain (Loss) Recognized in Net Income on Ineffective Portion of Hedges	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income for the Nine Months Ended September 30,		Amount of Gain (Loss) Recognized in Net Income on Hedges (Ineffective Portion) for the Nine Months Ended September 30,
	2014	2013		2014	2013	2014	2013

Derivatives Designated as Hedging Instruments

Interest rate swaps	$(719)	$—	Interest expense	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Interest rate swaps (1)	$—	$—	Interest expense	$—	$(2,381)	$—	$2,973
Commodity and foreign currency contracts	$—	$—	Cost of goods sold	$—	$—	$(344)	$(540)

(1) Amounts recorded for the three and nine months ended September 30, 2013 relate to interest rate swap agreements outstanding as of May 30, 2012, the date the hedging relationships for these agreements were terminated.

3. Fair Value Measurements

ASC 820-10, Fair Value Measurement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,104,419, was approximately $1,082,993 (Level 2) at September 30, 2014, as calculated based on independent valuations whose inputs and significant value drivers are observable.

Assets (liabilities) measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Total September 30, 2014	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)

Interest rate swaps	$103	$–	$103
Commodity contracts	$(55)	$–	$(55)
Foreign currency contracts	$(190)	$–	$(190)

		Fair Value Measurement Using
	Total December 31, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$1,236	$–	$1,236
Commodity contracts	$69	$–	$69
Foreign currency contracts	$56	$–	$56

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

4. Acquisitions

On August 1, 2013, a subsidiary of the Company acquired all of the shares of Tower Light for a purchase price, net of cash acquired and inclusive of earn-out payments, of $85,812. Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa. Tower Light has built a leading market position in the equipment rental markets by leveraging its broad product offering and strong global distribution network in over 50 countries worldwide.

The net cash paid at closing of $80,239 included a cash deposit of $6,645 into an escrow account to fund future earn-out payments required by the purchase agreement, which was recorded as restricted cash on the Company’s condensed consolidated balance sheet. The earn-out payment of $7,641 was finalized during the second quarter of 2014, resulting in a cash payment of $996 in addition to the $6,645 cash escrow. This cash payment was reflected as an addition to the purchase price. Additionally, the cash paid at closing included an estimate of acquired working capital. This estimate was finalized during the third quarter of 2013, resulting in a $300 decrease to the purchase price. This acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the third quarter of 2013 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $67,900 of intangible assets, including approximately $38,400 of goodwill, as of the acquisition date. Based on revised purchase accounting estimates, an additional $9,868 of goodwill was recorded in the fourth quarter of 2013. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Tower Light from August 1, 2013 through September 30, 2014.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. The Company’s sales in the United States represent approximately 86% and 87% of total sales for the three months ended September 30, 2014 and 2013, respectively, and represent 85% and 89% of total sales for the nine months ended September 30, 2014 and 2013, respectively. Approximately 90% of the Company’s identifiable long-lived assets are located in the United States at both September 30, 2014 and December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Residential power products	$183,747	$192,728	$527,308	$644,588
Commercial & industrial power products	146,411	151,488	467,248	411,995
Other	22,147	19,053	62,366	52,946
Total	$352,305	$363,269	$1,056,922	$1,109,529

6. Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2014	2013

Raw material	$195,597	$183,787
Work-in-process	10,065	9,620
Finished goods	129,362	113,404
Reserves for excess and obsolescence	(7,443)	(6,558)
Total	$327,581	$300,253

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

Land and improvements	$7,442	$7,416
Buildings and improvements	98,193	96,161
Machinery and equipment	62,356	54,847
Dies and tools	16,073	17,071
Vehicles	1,945	1,979
Office equipment	20,552	17,304
Leasehold improvements	2,519	2,229
Construction in progress	16,216	9,724
Gross property and equipment	225,296	206,731
Accumulated depreciation	(66,238)	(60,341)
Total	$159,058	$146,390

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$32,171	$40,156	$33,734	$36,112
Product warranty reserve assumed in acquisition	193	-	193	-
Payments	(5,672)	(4,571)	(16,696)	(14,167)
Provision for warranties issued	5,595	7,607	17,623	27,947
Changes in estimates for pre-existing warranties	182	(5,600)	(2,385)	(12,300)
Balance at end of period	$32,469	$37,592	$32,469	$37,592

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$25,679	$16,729	$23,092	$13,473
Deferred revenue on extended warranty contracts sold	1,315	4,138	5,329	8,544
Amortization of deferred revenue on extended warranty contracts	(850)	(600)	(2,277)	(1,750)
Balance at end of period	$26,144	$20,267	$26,144	$20,267

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2014	2013
Product warranty liability
Current portion - other accrued liabilities	$24,961	$26,080
Long-term portion - other long-term liabilities	7,508	7,654
Total	$32,469	$33,734

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$6,377	$3,325
Long-term portion - other long-term liabilities	19,767	19,767
Total	$26,144	$23,092

8. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2014	2013

ABL facility	$-	$-
Other lines of credit, as described below	5,502	9,575
Total	$5,502	$9,575

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2014	2013

Term loan	$1,129,000	$1,197,000
Original issue discount	(25,040)	(12,735)
Capital lease obligation	2,190	2,529
Other	459	1,026
Total	1,106,609	1,187,820
Less: current portion of debt	142	12,286
Less: current portion of capital lease obligation	174	185
Total	$1,106,293	$1,175,349

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

Prior to any voluntary prepayments, the New Term Loan amortized in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date on May 31, 2020. It initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the New Term Loan Credit Agreement, falls below 3.00 to 1.00 for that measurement period. As the Borrower’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, the Company realized a 25 basis point reduction in borrowing costs for the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan. The gain was recorded as original issue discount on long-term borrowings in the condensed consolidated balance sheets. The Borrower’s net debt leverage ratio as of September 30, 2014 was below 3.00 to 1.00.

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

Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company). Borrowings bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) and (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above. As of September 30, 2014, no amounts were outstanding under the ABL Facility. As of September 30, 2014, the Company had $173,162 of unrestricted cash and cash equivalents and $148,500 of availability under the ABL Facility, net of outstanding letters of credit.

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

On April 30, 2014, the Company made a $12,000 voluntary prepayment of the New Term Loan with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the New Term Loan Credit Agreement due in May 2014.

On September 30, 2014, the Company made a $50,000 voluntary prepayment of the New Term Loan with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the New Term Loan Credit Agreement due in May 2015. As a result, the Company wrote off $1,836 of original issue discount and capitalized debt issuance costs during the third quarter of 2014 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

As of September 30, 2014 and December 31, 2013, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $5,502 and $9,575, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator- net income	$36,497	$47,093	$125,223	$126,021
Denominator- weighted average shares
Basic	68,556,051	68,198,006	68,511,409	68,026,705
Dilutive effect of stock compensation awards (1)	1,477,173	1,689,019	1,539,544	1,600,510
Diluted	70,033,224	69,887,025	70,050,953	69,627,215
Net income per share
Basic	$0.53	$0.69	$1.83	$1.85
Diluted	$0.52	$0.67	$1.79	$1.81

(1) Excludes approximately 91,300 and 75,400 stock options for the three and nine month periods ended September 30, 2014, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 8,000 and 18,000 stock options for the three and nine month periods ended September 30, 2013, respectively, as the impact of such awards was anti-dilutive.

10. Income Taxes

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 34.6% and 37.1%, respectively. For the nine months ended September 30, 2014, the provision for income taxes includes a $1,100 discrete tax benefit primarily due to utilization of the federal research credit. Additionally, the decrease in the effective income tax rate year-over-year is primarily due to the Company’s ability to utilize the federal domestic production activity deduction due to sufficient taxable income, as well as the lower tax rate of a foreign subsidiary acquired during the third quarter of 2013.

11. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2014 and December 31, 2013 was approximately $32,400 and $24,300 respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12. Subsequent Events

On October 1, 2014, the Company acquired MAC, Inc. and its related entities (MAC). MAC, with approximately 100 employees, is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future”, “optimistic” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	demand for our products;

●	frequency and duration of power outages;

●	availability, cost and quality of raw materials and key components used in producing our products;

●	the impact on our results of possible fluctuations in interest rates;

●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;

●	the risk that our acquisitions will not be integrated successfully;

●	difficulties we may encounter as our business expands globally;

●	competitive factors in the industry in which we operate;

●	our dependence on our distribution network;

●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;

●	loss of our key management and employees;

●	increase in product and other liability claims; and

●	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Unlike our primary competitors in the generator market, power generation is our main focus. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets and a broad product line of power washers for residential and commercial use.

Over the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of these acquisitions include the following:

●

On October 3, 2011, the Company acquired substantially all of the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industries and specialties. The Magnum business is a strategic fit for the Company as it provides diversification, with the introduction of new engine powered products, distribution channels and end markets.

●

On December 8, 2012, the Company acquired the equity of Ottomotores UK and its affiliates (Ottomotores), with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a market participant throughout all of Latin America.

●

On August 1, 2013, the Company acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

On November 1, 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW.

●

On September 2, 2014, the Company acquired the equity of Pramac America LLC, resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. The transaction also included working capital associated with these products. This acquisition helps to expand the Generac brand portfolio across its residential product platform and increases its product offering in the portable generator category.

●

On October 1, 2014, the Company acquired MAC, Inc. and its related entities (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

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

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.0% of U.S. single-family detached, owner-occupied households with a home value of over $100 thousand, as defined by the U.S. Census Bureau's 2011 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment (ROI) driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. In addition, the emergence of lower cost, cleaner burning natural gas fueled generators has helped to accelerate the penetration of standby generators in the light-commercial market. Also, the importance of backup power for telecommunications infrastructure is increasing due to the growing demand for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for both residential and commercial purposes.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 16% to 27% of our net sales occurred in the first quarter, 20% to 23% in the second quarter, 24% to 30% in the third quarter and 25% to 34% in the fourth quarter, with different seasonality depending on the presence, timing and severity of major power outage activity. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. For example, there were multiple major power outage events that occurred during the second half of both 2011 and 2012, which were significant in terms of severity. As a result, the seasonality experienced during this time period varied relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Additionally, cash interest expense decreased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a reduction in interest rate from the credit agreement refinancing completed in May 2013 and the 25 basis point reduction in borrowing costs during the second quarter of 2014 as a result of our net debt leverage ratio, as defined in our New Term Loan Credit Agreement, falling below 3.0 times.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $960 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2013 related to our acquisition by CCMP in 2006 that we expect to generate cumulative cash tax savings of approximately $374 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax deduction associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum Products business in the fourth quarter of 2011, we had approximately $48.3 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2013. We expect these assets to generate cash tax savings of $18.9 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be a $3.8 million deduction annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

In the second quarter of 2013, the dividend recapitalization discussed under “Liquidity and Financial Position” was completed. After considering the increased debt and related interest expense, the Company believes it will still generate sufficient taxable income to fully utilize the tax attributes discussed above.

Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net sales	$352,305	$363,269	$1,056,922	$1,109,529
Cost of goods sold	222,022	223,806	679,113	685,651
Gross profit	130,283	139,463	377,809	423,878
Operating expenses:
Selling and service	32,961	24,295	90,045	83,048
Research and development	7,822	7,183	23,580	20,892
General and administrative	13,429	13,693	39,080	40,158
Amortization of intangible assets	5,277	7,003	15,721	19,533
Gain on remeasurement of contingent consideration	-	-	(4,877)	-
Total operating expenses	59,489	52,174	163,549	163,631
Income from operations	70,794	87,289	214,260	260,247
Total other expense, net	(15,932)	(13,244)	(22,752)	(59,989)
Income before provision for income taxes	54,862	74,045	191,508	200,258
Provision for income taxes	18,365	26,952	66,285	74,237
Net income	$36,497	$47,093	$125,223	$126,021

Residential power products	$183,747	$192,728	$527,308	$644,588
Commercial & industrial power products	146,411	151,488	467,248	411,995
Other	22,147	19,053	62,366	52,946
Net sales	$352,305	$363,269	$1,056,922	$1,109,529

Net sales.    Net sales decreased $11.0 million, or 3.0%, to $352.3 million for the three months ended September 30, 2014 from $363.3 million for the three months ended September 30, 2013. Residential product sales for the third quarter of 2014 were $183.7 million as compared to $192.7 million for the comparable period in 2013. Residential product sales declined on a year-over-year basis as the prior year third quarter was still benefitting from the afterglow period of demand from Superstorm Sandy. Also, the third quarter of 2014 continued to experience a power outage severity environment that remained below normalized levels. These factors resulted in a year-over-year decline in portable generator sales and, to a lesser extent, shipments of home standby generators. Commercial and industrial (C&I) product sales for the third quarter of 2014 decreased 3.4% to $146.4 million from $151.5 million for the comparable period in 2013. Shipments to telecom national account customers declined in the current year quarter as compared to the prior year primarily resulting from reduced capital spending by certain customers. This decline was partially offset by contributions from recent acquisitions and strength in the oil & gas markets.

Net sales decreased $52.6 million, or 4.7%, to $1,056.9 million for the nine months ended September 30, 2014 from $1,109.5 million for the nine months ended September 30, 2013. Residential product sales for the nine months ended September 30, 2014 decreased 18.2% to $527.3 million from $644.6 million for the comparable period in 2013. Sales of residential products for the nine months ended September 30, 2013 were positively impacted by approximately $140 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy, which did not repeat during the nine months ended September 30, 2014. In addition, the current year period continued to experience a power outage severity environment that remained below normalized levels. These factors resulted in a year-over-year decline in portable generator sales and shipments of home standby generators. C&I product sales for the nine months ended September 30, 2014 increased 13.4% to $467.2 million from $412.0 million for the comparable period in 2013. The increase was primarily driven by contributions from recent acquisitions and strength in the oil & gas markets, partially offset by a decline in shipments to telecom national account customers due to reduced capital spending by certain customers, and a year-over-year decline in sales within Latin America.

Gross profit.    Gross profit margin for the third quarter of 2014 was 37.0% compared to 38.4% in the prior-year third quarter. The decline was primarily driven by an increase in promotional activities during the current year quarter along with the mix impact from recent acquisitions. These declines were partially offset by a higher mix of home standby generators and lower mix of organic C&I product shipments.

Gross profit margin for the nine months ended September 30, 2014 was 35.7% compared to 38.2% for the nine months ended September 30, 2013. Gross margin was impacted over the prior year primarily due to an increase in promotional activities during the current year along with the mix impact from recent acquisitions.

Operating expenses.    Operating expenses increased $7.3 million, or 14.0%, to $59.5 million for the three months ended September 30, 2014 from $52.2 million for the three months ended September 30, 2013. The increase was driven by a $5.6 million favorable adjustment to warranty reserves in the third quarter of 2013 that did not repeat in the current year, along with increased marketing and advertising expenses and the addition of operating expenses associated with recent acquisitions. This was partially offset by a $1.7 million year-over-year decline in amortization of intangible assets.

Operating expenses decreased $0.1 million, or 0.1%, to $163.5 million for the nine months ended September 30, 2014 from $163.6 million for the nine months ended September 30, 2013, primarily due to a $4.9 million gain recorded in the second quarter of 2014 relating to a remeasurement of a contingent earn-out obligation from a recent acquisitions and a $3.8 million year–over-year decline in amortization of intangible assets. This was primarily offset by a $12.3 million favorable adjustment to warranty reserves through the first three quarters of 2013 that did not repeat in the current year.

Other expense.    Other expense increased $2.7 million, or 20.3%, to $15.9 million for the three months ended September 30, 2014 from $13.2 million for the three months ended September 30, 2013. During the third quarter of 2014, a voluntary $50 million prepayment of term loan debt was made, which resulted in the recording of a $1.8 million loss on extinguishment of debt.

Other expense decreased $37.2 million, or 62.1%, to $22.8 million for the nine months ended September 30, 2014 from $60.0 million for the nine months ended September 30, 2013. Beginning in the second quarter of 2014, there was a 25 basis point reduction in borrowing costs as a result of the net debt leverage ratio falling below 3.0 times, resulting in a $16.0 million non-cash gain being recorded in the second quarter of 2014. In conjunction with the May 2013 refinancing and other debt prepayments made in the prior year second quarter, a $13.5 million loss on extinguishment of debt was recorded during the second quarter of 2013. During the third quarter of 2014, a voluntary $50 million prepayment of term loan debt was made, which resulted in the recording of a $1.8 million loss on extinguishment of debt. Additionally, there was a $7.0 million year-over-year decrease in interest expense.

Provision for income taxes.   Income tax expense was $18.4 million for the three months ended September 30, 2014 compared to $27.0 million for the three months ended September 30, 2013. Income tax expense was $66.3 million for the nine months ended September 30, 2014 compared to $74.2 million for the nine months ended September 30, 2013. The decrease in income tax expense was primarily driven by the decrease in pre-tax income during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, and the decrease in effective income tax rate from 37.1% for the nine months ended September 30, 2013 to 34.6% for the nine months ended September 30, 2014, which included a $1.1 million discrete tax benefit due to utilization of the federal research credit. Additionally, the decrease in the effective income tax rate year-over-year is primarily due to the Company’s ability to utilize the federal domestic production activity deduction due to sufficient taxable income, as well as the lower tax rate of a foreign subsidiary acquired during the third quarter of 2013.

Net income.    Due to the factors outlined above, we generated net income of $36.5 million for the three months ended September 30, 2014 compared to $47.1 million for the three months ended September 30, 2013, and generated net income of $125.2 million for the nine months ended September 30, 2014 compared to $126.0 million for the nine months ended September 30, 2013.

Adjusted EBITDA.    Adjusted EBITDA, as defined in the accompanying reconciliation schedules, decreased $17.0 million or 17.0%, to $83.1 million for the three months ended September 30, 2014 from $100.1 million for the three months ended September 30, 2013, due to the factors outlined above. Adjusted EBITDA decreased $53.9 million or 18.0%, to $245.1 million for the nine months ended September 30, 2014 from $299.0 million for the nine months ended September 30, 2013, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income, as defined in the accompanying reconciliation schedules, of $57.9 million for the three months ended September 30, 2014 decreased 21.5% from $73.7 million for the three months ended September 30, 2013, due to the factors outlined above. Adjusted Net Income of $165.7 million for the nine months ended September 30, 2014 decreased 26.1% from $224.1 million for the nine months ended September 30, 2013, due to the factors outlined above.

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

On May 31, 2013, we amended and restated our then existing credit agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement). The New Term Loan Credit Agreement provides for a $1.2 billion term loan B credit facility (New Term Loan) and includes a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020. Proceeds from the New Term Loan were used to repay the previous credit agreement and to fund a special cash dividend of $5.00 per share on our common stock. Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses. The New Term Loan initially bears interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans has been reduced to 1.50% and the applicable margin related to LIBOR rate loans has been reduced to 2.50%, to the extent that Generac Power Systems’ (Borrower) net debt leverage ratio, as defined in the New Term Loan Credit Agreement, is below 3.00 to 1.00 for that measurement period. For the third quarter of 2014, the Borrower’s net debt leverage ratio was below 3.00 to 1.00.

Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, we amended our then existing ABL credit agreement. The amendment provides for a one year extension of the maturity date in respect of the $150.0 million senior secured ABL revolving credit facility provided under the previous ABL credit agreement (ABL Facility). The extended maturity date of the ABL Facility is May 31, 2018. As of September 30, 2014, no amounts were outstanding under the ABL Facility.

For additional information regarding our credit agreements and their potential impact, we refer you to Note 8, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At September 30, 2014, we had cash and cash equivalents of $173.2 million and $148.5 million of net availability under our revolving credit facility, net of outstanding letters of credit.

Long-term Liquidity

We believe that our cash flow from operations and availability under our revolving credit facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Net cash provided by operating activities	$142,511	$155,213	$(12,702)	(8.2)%
Net cash used in investing activities	$(28,024)	$(85,889)	$57,865	67.4%
Net cash used in financing activities	$(90,522)	$(60,773)	$(29,749)	(49.0)%

Net cash provided by operating activities was $142.5 million for the nine months ended September 30, 2014 compared to $155.2 million for the nine months ended September 30, 2013. This 8.2% decrease was primarily driven by lower operating income in the current year, partially offset by a reduction in working capital investment due to lower inventory levels in 2014 as compared to 2013. The prior year period included a significant use of cash to replenish finished goods inventory levels that had been depleted from major power outages.

Net cash used in investing activities was $28.0 million for the nine months ended September 30, 2014, which primarily related to the purchase of property and equipment. Net cash used in investing activities was $85.9 million for the nine months ended September 30, 2013, which included cash payments of $14.3 million for the purchase of property and equipment, and $80.3 million for the acquisition of the Tower Light business, partially offset by cash proceeds of $2.3 million from the sale of a business and $6.3 million relating to the finalization of the Ottomotores purchase price.

Net cash used in financing activities was $90.5 million for the nine months ended September 30, 2014, primarily representing $93.6 million of debt repayments ($68.9 million of long-term borrowings and $24.7 of short-term borrowings) partially offset by $4.9 million cash proceeds from short-term borrowings. In addition, the Company paid $10.3 million related to the net share settlement of equity awards which was partially offset by $9.2 million of cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities was $60.8 million for the nine months ended September 30, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million, offset by $897.8 million of long-term borrowing prepayments. The Company paid $21.9 million for transaction fees incurred in connection with the dividend recapitalization transaction. Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during the first quarter of 2013). In addition, the Company paid $12.5 million in taxes related to the net share settlement of equity awards which was partially offset by approximately $9.5 million of excess tax benefits of equity awards. Finally, the Company received net cash proceeds of $16.0 million from short-term borrowings, which were offset by approximately $10.5 million of short-term borrowing repayments. .

Contractual Obligations

For the nine months ended September 30, 2014, the Company made a total of $62,000 in voluntary prepayments of its term loan debt. Refer to Note 8, “Credit Agreements” to the condensed consolidated financial statements for further information. Other than these debt prepayments, there have been no material changes to our contractual obligations since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our board of directors in the context of the board's review of our quarterly financial statements and certification by our chief financial officer in a compliance certificate provided to the lenders under our New Term Loan Credit Agreement and New ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$36,497	$47,093	$125,223	$126,021
Interest expense	12,294	12,494	35,411	42,432
Depreciation and amortization	8,789	9,846	25,745	27,502
Income taxes provision	18,365	26,952	66,285	74,237
Non-cash write-down and other adjustments (a)	1,099	(782)	(4,653)	35
Non-cash share-based compensation expense (b)	3,200	3,279	9,403	9,471
Loss on extinguishment of debt (c)	1,836	-	1,836	15,336
Gain on change in contractual interest rate (d)	-	-	(16,014)	-
Transaction costs and credit facility fees (e)	889	1,125	1,590	3,028
Other	91	61	264	904
Adjusted EBITDA	$83,060	$100,068	$245,090	$298,966

(a)   Represents the following non-cash charges:

• for the three and nine months ended September 30, 2014, losses on disposals of assets and unrealized mark-to-market adjustments on commodity contracts. Additionally, the nine months ended September 30, 2014 includes adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

• for the three and nine months ended September 30, 2013, unrealized mark-to-market adjustments on commodity contracts, losses on disposals of assets and an adjustment to an earn-out obligation in connection with permitted business acquisitions, as defined in our credit agreement.

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

(c) For the nine months ended September 30, 2013, relates to the May 2013 credit agreement refinancing and other debt prepayments, resulting in a loss on extinguishment of debt. For the three and nine months ended September 30, 2014, relates to the write-off of original issue discount and capitalized debt issuance costs due to a voluntary debt prepayment.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;

•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2014	2013	2014	2013

Net income	$36,497	$47,093	$125,223	$126,021
Provision for income taxes	18,365	26,952	66,285	74,237
Income before provision for income taxes	54,862	74,045	191,508	200,258
Amortization of intangible assets	5,277	7,003	15,721	19,533
Amortization of deferred financing costs and original issue discount	1,824	1,220	4,845	3,547
Loss on extinguishment of debt (a)	1,836	-	1,836	15,336
Gain on change in contractual interest rate (b)	-	-	(16,014)	-
Transaction costs and other purchase accounting adjustments (c)	565	977	(4,134)	2,154
Adjusted net income before provision for income taxes	64,364	83,245	193,762	240,828
Cash income tax expense (d)	(6,470)	(9,510)	(28,030)	(16,680)
Adjusted net income	$57,894	$73,735	$165,732	$224,148

Adjusted net income per common share - diluted:	$0.83	$1.06	$2.37	$3.22
Weighted average common shares outstanding - diluted:	70,033,224	69,887,025	70,050,953	69,627,215

(a) For the nine months ended September 30, 2013, relates to the May 2013 credit agreement refinancing and other debt prepayments, resulting in a loss on extinguishment of debt. For the three and nine months ended September 30, 2014, relates to the write-off of original issue discount and capitalized debt issuance costs due to a voluntary debt prepayment.

(b) Non-cash gain relating to a 25 basis point reduction in borrowing costs, effective second quarter 2014, as a result of the credit agreement leverage ratio falling below 3.0 times.

(c) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing. The nine months ended September 30, 2014 also includes certain purchase accounting adjustments and adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

(d) Amount for the three and nine months ended September 30, 2014 is based on an anticipated cash income tax rate of approximately 14% for the full year-ended 2014. Amount for the three and nine months ended September 30, 2013 is based on an anticipated cash income tax rate of approximately 9% for the full year-ended 2013.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2014, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the March 3, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended September 30, 2014, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2014 – 07/31/2014	-	-	N/A	N/A
08/01/2014 – 08/31/2014	4,817	$46.36	N/A	N/A
09/01/2014 – 09/30/2014	3,394	43.54	N/A	N/A
Total	8,211	$45.19

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

Dated: November 7, 2014

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**     Furnished herewith.