Form 10-K
period 2014-12-31
GENERAC HOLDINGS INC.
filed 2015-02-27
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 Or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,302,158,395 based upon the closing price reported for such date on the New York Stock Exchange.

     As of February 20, 2015, 69,093,775 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2014 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

2014 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future,” “optimistic” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	demand for our products;
●	frequency and duration of power outages;
●	availability, cost and quality of raw materials and key components used in producing our products;
●	the impact on our results of possible fluctuations in interest rates and foreign currency exchange rates;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	competitive factors in the industry in which we operate;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims; and
●	changes in environmental, health and safety laws and regulations.

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

PART I

Item 1.   Business

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the generator market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of power washers for residential and commercial use.

We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products, which are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available primarily across the U.S and Canada, with an expanding presence internationally in Latin America, Europe, the Middle East, Africa and Asia/Pacific regions. Products are sold into these regions through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies under the Generac®, MagnumTM, OttomotoresTM, Tower LightTM, Powermate®, Dewalt®, MACTM and Honeywell® brand names. We also sell direct to certain national and regional account customers that are the end users of our products.

We have a significant market share in the residential and light commercial generator markets, which we believe are currently under penetrated. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network to whom we offer the most comprehensive support and programs from the factory. In addition, through recent acquisitions, we are also a leading provider of light towers, mobile generators and flameless heaters, as well as a supplier of industrial diesel generators ranging in sizes up to 3,250kW.

History

Generac Holdings Inc. (the Company) is a Delaware corporation whose principal operating subsidiary is Generac Power Systems, Inc., (collectively Generac). Generac was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. Through innovation and focus, we have grown to be a leading provider of power generation equipment to the residential, light commercial, industrial, oil & gas and construction markets.

Key events in our history include the following:

●	In 1980, we expanded beyond portable generators into the industrial market with the introduction of our first stationary generators that provided up to 200 kW of power output.
●

We introduced our first residential standby generator in 1989, and expanded our industrial product development and global distribution system in the 1990s, forming a series of alliances that tripled our higher output generator sales.

●

In 1998, we sold our Generac® portable products business (which included portable generator and pressure washer product lines) to a private equity firm who eventually sold this business to another company.

●

Our growth accelerated in 2000 as we expanded our residential automatic standby generator product offering, implemented our multi-layered distribution philosophy, and introduced our quiet-running QT Series generators in 2005, accelerating our penetration in the commercial market.

●

In 2006, the founder of Generac Power Systems sold the company to affiliates of CCMP Capital Advisors, LLC (CCMP), together with certain other investors and members of our management (CCMP Transaction).

●

In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement that was entered into when we sold our Generac® portable products business in 1998.

●	In February 2010, we completed our initial public offering (IPO) of 20.7 million primary shares of our common stock (including additional share over allotment).
●	In early 2011, we re-entered the market for gasoline-powered pressure washers (or power washers), which we previously exited in 1998 with the sale of our Generac® portable products business.
●

In August 2013, CCMP completed the last of a series of sale transactions that began in November 2012 by which it sold substantially all of the shares of common stock that it owned as of the initial public offering.

Additionally, over the past several years, we have executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Today, we design and manufacture a full line of power generation equipment and other engine powered products for a wide variety of applications and markets. We have demonstrated a long track record of achieving significant revenue growth through product innovation, expanded distribution and increased awareness of our products. Our success is built on engineering expertise, manufacturing & sourcing excellence and our innovative approaches to the market.

Products

We design and manufacture stationary, portable and mobile generators with single-engine outputs ranging between 800W and 3,250kW, with the ability to expand the power range for certain stationary generator solutions to much larger multi-megawatt systems through our Modular Power Systems (MPS), an integrated paralleling configuration. Other engine powered products that we design and manufacture include light towers, mobile heaters, power washers and pumps. We classify our products into three categories based on similar range of power output geared for varying end customer uses: Residential products, Commercial & Industrial (C&I) products and Other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices (MSRPs) from approximately $1,799 to $16,199. These products operate on natural gas, liquid propane or diesel and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. We also provide a cellular-based remote monitoring system for home standby generators called Mobile Link™, which allows our customers to check the status of their generator conveniently from a desktop PC, tablet computer or smartphone and also provides the capability to receive maintenance or service alerts.

In 2014, we introduced a new 22kW air-cooled engine standby generator which provides the highest output for an air-cooled generator currently available in the marketplace. Another new product introduction during 2014 was the Guardian Synergy, the industry’s first variable-speed residential standby generator and is a best-in-class, much quieter, more fuel-efficient generator with exceptionally clean power output. Also during 2014, we launched the industry’s most cost-effective automatic home standby generator called the PowerPact, which combines all the benefits of automatic operation with many of the features found in Generac’s market-leading Guardian series, with the 7kW unit starting at an affordable $1,899 at retail.

We provide a broad product line of portable generators that are fueled predominantly by gasoline, with certain models running on propane, which range in size from 800W to 17,500W. These products serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market, at professional contractors, starting at the value end through the premium contractor segment, as well as inverter generators targeted for the recreational market. In addition, we offer manual transfer switches to supplement our portable generator product offering. Our portable generators are offered under the Generac®, Powermate®, Dewalt® and Honeywell® brand names

We also provide a broad product line of engine driven power washers, which are fueled by gasoline, that range in PSI from 2,000 to 4,200 that are used for residential and commercial use. We recently introduced a product line of water pumps built to meet the water removal needs of homeowners, farmers, construction crews and other end-user applications.

Residential power products comprised 49.5%, 56.8% and 60.0%, respectively, of total net sales in 2014, 2013 and 2012.

Commercial & Industrial Products

We offer a full line of C&I generators fueled by diesel, natural gas, liquid propane and Bi-Fuel™. Ranging from 10kW up to 3,250kW, we believe we have one of the broadest product offerings in the industry.

Our light-commercial standby generators include a full range of affordable systems from 22kW to 150kW and related transfer switches, providing three-phase power sufficient for most small and mid-sized businesses including grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks, small health care facilities and other small-footprint retail applications. Our light-commercial generators run on natural gas, liquid propane and diesel fuel.

We also manufacture a broad line of standard and configured stationary standby generators and related transfer switches for industrial applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, with our MPS technology extending our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. We offer four fuel options for our industrial generators, including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for large healthcare, telecom, datacom, commercial office, municipal and manufacturing customers.

The acquisition of Baldor Generators in November 2013 enabled us to offer single-engine industrial generators larger than 600kW within the U.S. and Canada. The Baldor Generators product offering includes stationary and containerized packages up to 2,500kW that can be used in standby applications and in certain configurations in prime or continuous-duty power applications. The addition of these products significantly expanded our industrial product offering and the addressable domestic market that our distribution partners can serve.

Our MPS technology combines the power of several smaller generators to produce the output of a larger generator, providing our customers with redundancy and scalability in a cost-effective manner. For larger industrial applications, our MPS products offer customers an efficient, affordable way to scale their standby power needs, and also offers superior reliability given its built-in redundancy which allows individual units to be taken off-line for routine maintenance while retaining coverage for critical circuits.

Our light towers, mobile generators and mobile heaters provide temporary lighting, power and heat for various end markets, such as road and commercial construction, energy, mining, military and special events. We also manufacture commercial mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications.

We introduced several new commercial and industrial products in 2014. We further expanded our broad line up of natural gas generators with the introduction of a new 400kW power node at an industry leading price point. In addition to new stationary products, we also introduced a new vertical-mast light tower called the MLT6S, which provides the most compact footprint in the industry, improved ease of use, transportation, run time and serviceability.

C&I power products comprised 44.6%, 38.4% and 34.9% respectively, of total net sales in 2014, 2013 and 2012.

Other Products

We sell aftermarket service parts to our dealers and proprietary engines to third-party original equipment manufacturers (OEMs).

Other power products comprised 5.9%, 4.8% and 5.1%, respectively, of total net sales in 2014, 2013 and 2012.

Distribution Channels and Customers

We distribute our products through several distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers (including certain private label arrangements), catalogs, equipment rental companies and equipment distributors. We also sell direct to certain national and regional account customers that are the end users of our products.

We believe our distribution network is a competitive advantage that has strengthened over the last decade as a result of adding and expanding the various distribution channels through which we sell our products. Our network is well balanced with no customer providing more than 8% of our sales in 2014.

Our overall dealer network, which is located principally in the United States, Canada and Latin America, is the industry's largest network of factory direct independent generator contractors. In addition, our Tower Light business provides access to numerous independent distributors in over 50 countries.

Our residential/light commercial dealer network sells, installs and services our residential and light commercial products to end users. We have increased our level of investment in recent years by focusing on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the U.S. and Canada. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales and product support. Our industrial distributors and dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. In recent years, we have been particularly focused on expanding our dealer network in Latin America and other regions of the world in order to expand our international sales opportunities.

Our retail distribution network includes thousands of locations and includes a variety of regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. These physical retail locations are supplemented by a number of catalog and e-commerce retailers. This network primarily sells our residential standby, portable and light-commercial generators as well as our power washers. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby product category.

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

The distribution for our mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors and construction companies, which primarily serve non-residential building construction, road construction, energy markets and special events.

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, convenience stores, grocery stores and other light commercial applications.

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

Growing the residential standby generator market. As the leader in the home standby generator category, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the United States and Canada. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity, combined with expanding our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by further optimizing our innovative sales and marketing techniques introduced in recent years to further extend the awareness of home standby generators. In addition, we intend to continue to focus on innovation in this emerging product category and introduce new products into the marketplace. With only approximately 3.5% penetration of the addressable market of U.S. homes (which we define as single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States), we believe there are opportunities to further penetrate the residential standby generator market.

Gaining commercial and industrial market share. Our growth strategy for commercial and industrial power generation products is focused on incremental market share gains. Key to this objective are our efforts to develop and improve our industrial distribution, further increase our addressable market with new products and increase the rate at which our products are specified in C&I power generation applications. In addition, we will attempt to gain incremental market share through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled back-up power solutions. While still a much smaller portion of the overall C&I market, we believe demand for these products continues to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs. We also believe there is an opportunity to provide smaller, more cost effective generators marketed aggressively towards the underpenetrated “optional” standby generator market which includes smaller footprint commercial buildings.

Diversifying end markets by expanding product offerings and services. In recent years, we have diversified our end markets with new product and service platforms. Much of this diversification has been achieved with our strategic acquisitions over the last four years. We now have access to several new products, new markets and new customers through the purchase of Magnum in October 2011, Ottomotores in December 2012, Tower Light in August 2013, Baldor Generators in November 2013 and MAC in October 2014. As a result of these acquisitions, we now have access to a broader lineup of mobile power products and higher-output generators, including products that serve the oil & gas and other infrastructure power markets. We are now a more balanced company relative to our residential product sales as compared to only four years ago, as revenues for our C&I products have expanded from 31.0% of total net sales in 2010 to 44.6% in 2014. Additionally, our re-entry into the market for power washers in 2011 allowed us to further diversify our company with the addition of this platform. As we continue to build upon our recent diversification efforts, we intend to evaluate other products and services which we believe could further diversify our end markets.

Expanding into new geographies. During 2014, approximately 9% of our revenues were shipped to regions outside the U.S. and Canada. Given that the global market for power generation equipment is estimated to exceed $16 billion annually, we believe there are growth opportunities for Generac by expanding into new geographies. Prior to 2012, these efforts had been mostly organic with the creation of a dedicated sales team and the addition of new distribution points around the globe, with a focus in Latin America. The acquisitions of Ottomotores, located in Latin America, and Tower Light, located in Europe, provide us with an enhanced platform and immediate scale for our international growth initiatives, and also accelerate our efforts to become a more global player in the markets for backup power and mobile power equipment. As we look forward, we expect to drive growth in the key markets they serve with additional investment and focus, and we intend to leverage these acquisitions while also evaluating other opportunities to expand into other regions of the world. This is targeted to be accomplished through both organic growth and potential acquisitions, and by establishing and developing additional distribution globally and building the Generac brand internationally.

We believe the investments we have made to date, due in part to our Powering Ahead strategy, have helped to capitalize on the macro, secular growth drivers for our business and are an important part of our efforts to diversify and globalize our business. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Drivers and Trends” for additional drivers that influence demand for our products and other trends affecting the markets that we serve.

Manufacturing

We operate several manufacturing plants, distribution facilities and inventory warehouses located principally in the United States, Mexico, Italy and Brazil totaling over three and a half million square feet. We maintain inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

In recent years, we have added manufacturing capacity through investments in automation, improved utilization and the expansion of our manufacturing footprint through organic means as well as through acquisitions. We believe we have sufficient capacity to achieve our business goals for the near-to-intermediate term.

Research and Development

Our primary focus on generators and engine powered equipment drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of over 250 engineers working on numerous active projects. Our sponsored research and development expense was $31.5 million, $29.3 million and $23.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Research and development is conducted at each of our manufacturing facilities worldwide and is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

Intellectual Property

We rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our commitment to research and development has resulted in a portfolio of over 170 U.S. and international patents and patent applications. Our patents expire between 2015 and 2032 and protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. Newly issued U.S. patents generally have a life of 20 years from the date the patent application is initially filed. U.S. and international trademark registrations generally have a perpetual duration if they are properly maintained and renewed. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of Raw Materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable suppliers in the United States and abroad. Our strategic global sourcing function continuously evaluates the quality and cost structure of our products and assesses the capabilities of our supply chain. Components are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components. In 2014, we sourced approximately 55% of our materials and components from outside the United States.

Competition

The market for power generation equipment and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers and mobile equipment providers, both domestic and internationally. However, specifically in the generator market, most of the traditional participants compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power generation with a core emphasis on standby, portable and mobile generators with broad capabilities across the residential, light commercial, industrial, oil & gas, and construction generator markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse distribution model and strong factory support provide additional advantages as well.

A summary of the primary competitors across our main product classes are as follows:

Residential standby generators - Kohler, Briggs & Stratton and Cummins, each of which also have broad operations in other manufacturing businesses.

Portable generators - Honda, Briggs & Stratton, Champion and Techtronics International (TTI), along with a number of smaller domestic and foreign competitors.

Power washers - Briggs & Stratton, TTI, FNA Group, Mi-T-M and Karcher.

Standby commercial and industrial generators - Caterpillar, Cummins, Kohler, MTU, Stemac and FG Wilson, certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also includes other regional packagers that serve local markets throughout the world.

Mobile generators - Doosan, Wacker and MultiQuip

Light towers - Terex, Briggs & Stratton (Allmand), Wacker and Atlas Copco

Mobile heaters - Wacker, Briggs & Stratton (Allmand), Flagro and Frost Fighter

In a continuously evolving sector, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Employees

As of December 31, 2014, we had 3,587 employees (3,198 full time and 389 part-time and temporary employees). Of those, 2,221 employees were directly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 49 years. The current agreement, which expires October 17, 2016, covers our Waukesha and Eagle, Wisconsin facilities. Additionally, our plants in Mexico, Italy and Brazil are operated under various local or national union groups. Our other facilities are not unionized.

Regulation, including Environmental Matters

As a manufacturing company, our operations are subject to a variety of foreign, federal, state, and local laws and regulations covering environmental, health and safety matters. Applicable laws and regulations include those governing, among other things, emissions to air, discharges to water, noise and employee safety, as well as the generation, handling, storage, transportation, treatment, and disposal of waste and other materials. In addition, our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements, as well as labeling and marketing.

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

Segment Information

We refer you to Note 7, “Segment Reporting,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information about our business segment and geographic areas.

Available Information

The Company’s principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and the Company’s telephone number is (262) 544-4811. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investors” portion of the Company’s web site, www.generac.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (SEC). The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	43	President, Chief Executive Officer and Director
York A. Ragen	43	Chief Financial Officer
Terrence J. Dolan	49	Executive Vice President, Mobile Products
Russell S. Minick	54	Executive Vice President, North America
Roger F. Pascavis	54	Executive Vice President, Strategic Global Sourcing
Allen D. Gillette	58	Executive Vice President, Global Engineering
Clement Feng	51	Senior Vice President, Marketing

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

York A. Ragen has served as our Chief Financial Officer since September 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Actuant Corporation. Mr. Ragen began his career in the Audit division of Arthur Andersen's Milwaukee, Wisconsin office. Mr. Ragen holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

Terrence J. Dolan began serving as our Executive Vice President, Mobile Products in September 2014. Prior to this appointment he served as SVP Sales from January 2010 to October 2011, EVP Industrial Products from October 2011 to December 2013 and Executive Vice President, Global Commercial & Industrial Products from January to May 2014. Prior to joining Generac, Mr. Dolan was Senior Vice President of Business Development and Marketing at Boart Longyear from 2007 to 2008, Vice President of Sales and Marketing at Ingersoll Rand from 2002 to 2007, and Director of Strategic Accounts at Case Corporation from 1991 to 2001. Mr. Dolan holds a B.A. in Management and Communications from Concordia University.

Russell S. Minick began serving as our Executive Vice President, North America in September 2014. Prior to this appointment he served as  Executive Vice President, Residential Products in October 2011, with this responsibility being expanded in January 2014 to Executive Vice President, Global Residential Products. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

Roger Pascavis has served as our Executive Vice President, Strategic Global Sourcing since March 2013. Prior to becoming Executive Vice President of Strategic Global Supply, he served as the Senior Vice President of Operations since January 2008. Mr. Pascavis joined Generac in 1995 and has served as Director of Materials and Vice President of Operations. Prior to joining Generac, Mr. Pascavis was a Plant Manager for MTI in Waukesha, Wisconsin. Mr. Pascavis holds a B.S. in Industrial Technology from the University of Wisconsin-Stout and an M.B.A. from Lake Forest Graduate School of Management.

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

Clement Feng has served as our Senior Vice President of Marketing since August 2013 when he re-joined Generac after three years as Vice President - Global Marketing with the Fluke Corporation. Mr. Feng served as our Senior Vice President of Marketing from 2007 until 2010. Mr. Feng holds a B.S. in Chemical Engineering from Stanford University and an M.B.A. from the University of Chicago- Booth School of Business.

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

Risk factors related to our business and industry

Demand for our products is significantly affected by unpredictable power-outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts and other power grid reliability issues. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales growth rates and excess inventory. In addition, there are smaller, more localized power outages that occur frequently that drive a baseline level of demand for back-up power solutions. The lack of major power-outage events and fluctuations to the baseline levels of power-outage activity are part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

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

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies and have substantially greater financial resources. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For further information, see “Item 1—Business—Competition.”

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors and customers with whom we do business offer products and services of our competitors. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We view our intellectual property rights as very important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we may not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention, and/or require us to enter into costly royalty or licensing arrangements. Furthermore, in connection with our sale of Generac Portable Products to a private equity firm in 1998, we granted the private equity firm an exclusive perpetual license for the use of the “Generac Portable Products” trademark in connection with the manufacture and sale of certain engine driven consumer products. This perpetual license was eventually transferred to another company when the private equity firm sold that business. Currently, this trademark is not being used in commerce and, as such, there is a rebuttable presumption that the trademark has been abandoned. However, in the event that this trademark is used in the future, we could suffer competitive confusion and our business could be negatively impacted.

Our operations are subject to various environmental, health and safety laws and regulations, and non-compliance with or liabilities under such laws and regulations could result in substantial costs, fines, sanctions and claims.

Our operations are subject to a variety of foreign, federal, state and local environmental, health and safety laws and regulations including those governing, among other things, emissions to air; discharges to water; noise; and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition, under federal and state environmental laws, we could be required to investigate, remediate and/or monitor the effects of the release or disposal of materials both at sites associated with past and present operations and at third-party sites where wastes generated by our operations were disposed. This liability may be imposed retroactively and whether or not we caused, or had any knowledge of, the existence of these materials and may result in our paying more than our fair share of the related costs. Violations of or liabilities under such laws and regulations could result in substantial costs, fines and civil or criminal proceedings or personal injury and workers' compensation claims.

Our products are subject to substantial government regulation.

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the EPA, CARB and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to modify our spark-ignited air-cooled gaseous engines to comply with the 2011 EPA and CARB regulations, as well as the continued implementation of Tier 4 nonroad diesel engine changes associated with acquisitions serving the mobile product markets. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

We may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position. A work stoppage or limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many of our suppliers have unionized work forces. Strikes or work stoppages experienced by our customers or suppliers could have an adverse effect on our business, results of operations and financial condition.

We may experience material disruptions to our manufacturing operations.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	equipment or information technology infrastructure failure;
●	disruptions in the transportation infrastructure including roads, bridges, railroad tracks and container ports;
●	fires, floods, tornados, earthquakes, or other catastrophes; and
●	other operational problems.

In addition, the majority of our manufacturing and production facilities are located in Wisconsin within a 100-mile radius of each other. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our facilities, in particular our Wisconsin facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

We source a significant portion of our purchased components overseas, primarily in Asia and Europe. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. Such risks include:

●	inflation or changes in political and economic conditions;
●	unstable regulatory environments;
●	changes in import and export duties;
●	domestic and foreign customs and tariffs;
●	currency rate fluctuations;
●	trade restrictions;
●	labor unrest;
●	logistical challenges, including extended container port congestion;
●	communications challenges; and
●	other restraints and burdensome taxes.

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

We single-source certain types of parts in our product designs. Any delay in our suppliers’ deliveries may impair our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, weather events or natural disasters.

As a U.S. corporation that conducts business in a variety of foreign countries including, but not limited to, Mexico, Italy and Brazil, we are subject to the Foreign Corrupt Practices Act and a variety of anti-corruption laws worldwide. A determination that we violated any of these laws may affect our business and operations adversely.

As a U.S. corporation that conducts business in a variety of foreign countries including, but not limited to, Mexico, Italy and Brazil, we are subject to the regulations imposed by a variety of anti-corruption laws worldwide. The U.S. Foreign Corrupt Practices Act (FCPA) generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The United Kingdom Bribery Act (UKBA) prohibits domestic and foreign bribery of the private sector as well as public officials. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial position, operating results and cash flows.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2014, goodwill and other indefinite-lived intangibles totaled $818.2 million, most of which arose from the CCMP Transaction. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350-20, Intangibles - Goodwill and Other, goodwill and indefinite lived intangibles are reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” for further information on the Company’s impairment tests and at-risk goodwill for the Ottomotores reporting unit, and see Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

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

The difficulties of combining the operations of acquired businesses with ours include, among others:

●	managing a larger company;
●	maintaining employee morale and retaining key management and other employees;
●	integrating two business cultures, which may prove to be incompatible;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing customers and attracting new customers;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the acquisition;
●	unanticipated issues in integrating information technology, communications and other systems;
●	unanticipated changes in applicable laws and regulations;
●	managing tax costs or inefficiencies associated with integrating the operations of the combined company;
●	unforeseen expenses or delays associated with the acquisition;
●	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and
●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive information in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Provisions in our amended and restated certificate of incorporation and by-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. For example, our amended and restated certificate of incorporation and by-laws:

●	permit our board of directors to issue preferred stock with such terms as they determine, without stockholder approval;
●	provide that only one-third of the members of the board are elected at each stockholders meeting and prohibit removal without cause;
●	require advance notice for stockholder proposals and director nominations; and
●	contain limitations on convening stockholder meetings.

These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and could discourage potential takeover attempts and could adversely affect the market price of our common stock.

We currently do not have plans to pay dividends on our common stock in the foreseeable future.

While we declared a special dividend in both June 2012 and June 2013, we currently do not have plans to pay dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure that we will make such a change.

Risks related to our capital structure

We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2014, we had total indebtedness of $1,082.7 million. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements governing our indebtedness;
●	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

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

Our credit facilities contain, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our ability to engage in acts that may be in our best long-term interests. These restrictions include, among other things, our ability to:

●	incur liens;
●	incur or assume additional debt or guarantees or issue preferred stock;
●	pay dividends, or make redemptions and repurchases, with respect to capital stock;
●	prepay, or make redemptions and repurchases of, subordinated debt;
●	make loans and investments;
●	make capital expenditures;
●	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;
●	change the business conducted by us or our subsidiaries; and
●	amend the terms of subordinated debt.

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

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. On May 31, 2013, we amended and restated our term loan credit agreement, pursuant to which we incurred $1,200 million of a senior secured term loan, which matures in 2020, to replace our prior $900 million term loan facility. In the future, if we are unable to refinance such facilities on acceptable terms, our liquidity could be adversely affected.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We own, operate or lease manufacturing and distribution facilities located principally in the United States, Mexico, Italy and Brazil totaling over 3.5 million square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations. We also have inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

The following table shows the location and activities of our principal operations:

Location	Owned/ Leased	Square Footage	Activities

Waukesha, WI	Owned	307,000	Corporate headquarters, manufacturing, storage, research and development, service parts distribution
Eagle, WI	Owned	242,000	Manufacturing, office, training
Whitewater, WI	Owned	491,000	Manufacturing, office, distribution
Oshkosh, WI	Owned	255,000	Manufacturing, storage, research and development
Berlin, WI	Owned	129,000	Manufacturing, office
Berlin, WI	Leased	192,500	Storage
Fort Atkinson, WI	Leased	85,000	Storage
Edgerton, WI	Leased	235,000	Storage
Jefferson, WI	Owned	253,000	Manufacturing, distribution
Jefferson, WI	Leased	556,000	Storage
Maquoketa, IA	Owned	137,000	Storage, rental property
Bismarck, ND	Owned	50,000	Manufacturing and office
Glenburn, ND	Owned	20,000	Manufacturing and office
Marietta, GA	Leased	49,000	Office, distribution and warehouse
Kearney, NE	Leased	160,000	Manufacturing, office, distribution, warehouse
Mexico City, Mexico	Owned	180,000	Manufacturing, sales, distribution, storage, office
Mexico City, Mexico	Leased	71,000	Storage and warehouse
Curitiba, Brazil	Leased	26,000	Manufacturing, sales, distribution, storage, office
Milan, Italy	Leased	91,000	Manufacturing, sales, distribution, storage, office
Milton Keynes, England	Leased	9,000	Sales, distribution, storage, office

As of December 31, 2014, substantially all of our owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3.   Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, patent and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2014, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.” The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2014 and 2013, respectively.

2014	High	Low
Fourth Quarter	$48.00	$38.85
Third Quarter	$48.02	$40.54
Second Quarter	$60.36	$46.27
First Quarter	$61.17	$45.72

2013	High	Low
Fourth Quarter	$57.05	$39.01
Third Quarter	$44.30	$37.11
Second Quarter	$41.48	$32.41
First Quarter	$41.40	$32.72

The following table summarizes the stock repurchase activity for the three months ended December 31, 2014, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay withholding taxes:

			Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/14	-	10/31/14	615	$44.25	N/A	N/A
11/01/14	-	11/30/14	6,185	$41.52	N/A	N/A
12/01/14	-	12/31/14	122	$41.93	N/A	N/A
Total			6,922	$41.77

For equity compensation plan information, please refer to Note 15, “Share Plans,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the approximate five-year period ended December 31, 2014. The graph and table assume that $100 was invested on February 11, 2010 (first day of trading) in each of our common stock, the S&P 500 Index, the S&P 500 Industrials Index, the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	2/11/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

Generac Holdings Inc.	$100.00	$125.93	$218.30	$344.40	$646.54	$533.76
S&P 500 Index - Total Returns	100.00	118.71	121.22	140.62	186.16	211.65
S&P 500 Industrials Index	100.00	126.65	125.90	145.23	204.30	224.38
Russell 2000 Index	100.00	130.86	125.40	145.94	202.61	212.53

Holders

As of February 20, 2015, there were approximately 169 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

On June 21, 2013, the Company used a portion of the proceeds from the May 31, 2013 debt refinancing (see Note 11, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K) to pay a special cash dividend of $5.00 per share on its common stock, resulting in payments totaling $340.8 million to stockholders.

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see Note 11, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404.3 million to stockholders.

We currently do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization and such other factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries, including our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries, including Generac Power Systems.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6.   Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2011 and 2010 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Operations Data:
Net sales	$1,460,919	$1,485,765	$1,176,306	$791,976	$592,880
Costs of goods sold	944,700	916,205	735,906	497,322	355,523
Gross profit	516,219	569,560	440,400	294,654	237,357
Operating expenses:
Selling and service	120,408	107,515	101,448	77,776	57,954
Research and development	31,494	29,271	23,499	16,476	14,700
General and administrative	54,795	55,490	46,031	30,012	22,599
Amortization of intangibles (1)	21,024	25,819	45,867	48,020	51,808
Trade name write-down (2)	-	-	-	9,389	-
Gain on remeasurement of contingent consideration (3)	(4,877)	-	-	-	-
Total operating expenses	222,844	218,095	216,845	181,673	147,061
Income from operations	293,375	351,465	223,555	112,981	90,296
Other income (expense):
Interest expense	(47,215)	(54,435)	(49,114)	(23,718)	(27,397)
Investment income	130	91	79	110	235
Loss on extinguishment of debt (4)	(2,084)	(15,336)	(14,308)	(377)	(4,809)
Gain on change in contractual interest rate (4)	16,014	-	-	-	-
Costs related to acquisition	(396)	(1,086)	(1,062)	(875)	-
Other, net	(1,462)	(1,983)	(2,798)	(1,155)	(1,105)
Total other expense, net	(35,013)	(72,749)	(67,203)	(26,015)	(33,076)
Income before provision for income taxes	258,362	278,716	156,352	86,966	57,220
Provision (benefit) for income taxes (5)	83,749	104,177	63,129	(237,677)	307
Net income	$174,613	$174,539	$93,223	$324,643	$56,913
Income (loss) per share - diluted:
Common Stock (formerly Class A non-voting common stock) (6)	$2.49	$2.51	$1.35	$4.79	$(1.65)
Class B Common Stock (6)	n/a	n/a	n/a	n/a	505.00

Statement of Cash Flows data:
Depreciation	$13,706	$10,955	$8,293	$8,103	$7,632
Amortization of intangible assets	21,024	25,819	45,867	48,020	51,808
Expenditures for property and equipment	(34,689)	(30,770)	(22,392)	(12,060)	(9,631)

Other Financial Data:
Adjusted EBITDA (7)	$337,283	$402,613	$289,809	$188,476	$156,249
Adjusted Net Income (8)	234,165	301,664	220,792	147,176	115,954

(Dollars in thousands)	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Balance Sheet Data:
Current assets	$730,478	$654,179	$522,553	$383,265	$272,519
Property, plant and equipment, net	168,821	146,390	104,718	84,384	75,287
Goodwill	635,565	608,287	552,943	547,473	527,148
Other intangibles and other assets	347,678	389,349	423,633	537,671	334,929
Total assets	$1,882,542	$1,798,205	$1,603,847	$1,552,793	$1,209,883

Total current liabilities	$240,522	$250,845	$294,859	$165,390	$86,685
Long-term borrowings, less current portion	1,082,101	1,175,349	799,018	575,000	657,229
Other long-term liabilities	70,120	54,940	46,342	43,514	24,902
Stockholders' equity	489,799	317,071	463,628	768,889	441,067
Total liabilities and stockholders' equity	$1,882,542	$1,798,205	$1,603,847	$1,552,793	$1,209,883

(1)  Our amortization of intangibles expense includes the straight-line amortization of customer lists, patents and other finite-lived intangibles assets.

(2)  During the fourth quarter of 2011, we decided to strategically transition certain products to their more widely known Generac brand. Based on this decision, we recorded a $9.4 million non-cash charge which primarily related to the write down of the impacted trade name to net realizable value.

(3)  During the second quarter of 2014, we recorded a gain of $4.9 million related to an adjustment to a certain earn-out obligation in connection with a recent acquisition.

(4)  For the years ended December 31, 2014, 2013 and 2012, represents the losses on extinguishment of debt and gain on change in contractual interest rate as described in Note 11, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the years ended December 31, 2011 and 2010, represents the losses on extinguishment of debt related to the write-off of a portion of deferred financing costs related to accelerated repayments of debt.

(5)  The 2011 net tax benefit of $237.7 million includes a tax benefit of $271.4 million recorded due to the reversal of valuation allowances recorded on our net deferred tax assets. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details on the tax provision for the years ended December 31, 2014, 2013 and 2012.

(6)  Diluted earnings per share reflects the impact of a reverse stock split which occurred immediately prior to the initial public offering (IPO). At the time of the IPO on February 17, 2010, all shares of Class B common stock were converted into shares of Class A common stock, and the Class A common stock became the one class of outstanding common stock.

(7)  Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in Generac's New Term Loan Credit Agreement and New ABL Credit Agreement (terms defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Position” and Note 11, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K), dated as of May 31, 2013, which is substantially the same definition that was contained in the Company’s previous credit agreements.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements, but also because it assists us in comparing our performance across reporting periods on a consistent basis because it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

●	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
●	to allocate resources to enhance the financial performance of our business;
●	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our Proxy Statement;
●	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
●	in communications with our board of directors and investors concerning our financial performance.

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of our company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with results prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

●

Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired;

●	investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of our company, including our ability to service our debt and other cash needs; and
●	by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

The adjustments included in the reconciliation table listed below are provided for under our New Term Loan Credit Agreement and New ABL Credit Agreement and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

●

we do not consider indicative of our ongoing operating performance, such as non-cash write-down and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

●	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees;
●	are non-cash in nature, such as share-based compensation; or
●	were eliminated following the consummation of our initial public offering.

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

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●

several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash write-downs and other charges, while not involving cash expense, do have a negative impact on the value our assets as reflected in our consolidated balance sheet prepared in accordance with U.S. GAAP; and

●	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and while the calculations are subject to review by our board of directors in the context of the board's review of our financial statements, and certification by our chief financial officer in a compliance certificate provided to the lenders under our New Term Loan Credit Agreement and New ABL Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$174,613	$174,539	$93,223	$324,643	$56,913
Interest expense	47,215	54,435	49,114	23,718	27,397
Depreciation and amortization	34,730	36,774	54,160	56,123	59,440
Income taxes provision (benefit)	83,749	104,177	63,129	(237,677)	307
Non-cash write-down and other adjustments (a)	(3,853)	78	247	10,400	(361)
Non-cash share-based compensation expense (b)	12,612	12,368	10,780	8,646	6,363
Loss on extinguishment of debt (c)	2,084	15,336	14,308	377	4,809
Gain on change in contractual interest rate (c)	(16,014)	-	-	-	-
Transaction costs and credit facility fees (d)	1,851	3,863	4,117	1,719	1,019
Other	296	1,043	731	527	362
Adjusted EBITDA	$337,283	$402,613	$289,809	$188,476	$156,249

(a)   Represents the following non-cash charges:

●

for the year ended December 31, 2014, primarily $4.9 million adjustment to a certain earn-out obligation in connection with a recent acquisition. Also includes loss on disposal of assets and unrealized mark-to-market adjustments on commodity contracts;

●

for the years ended December 31, 2013 and 2012, includes loss on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and adjustments to an earn-out obligation in connection with a permitted business acquisition, as defined in our credit agreement;

●

for the year ended December 31, 2011, primarily $9.4 million trade name write-down relating to the Company’s decision to strategically transition certain products to their more widely known Generac brand. Also includes loss on disposal of assets and unrealized mark-to-market adjustments on commodity contracts;

●	for the year ended December 31, 2010, primarily unrealized mark-to-market adjustments on commodity and Euro forward contracts and loss on disposal of assets;

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●	The loss on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;
●

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

●

The adjustment to a certain earn-out obligation in connection with a recent acquisition recorded in the year ended December 31, 2014, and the trade name write-down recorded in the year ended December 31, 2011, are one-time charges that we believe do not reflect our ongoing operations;

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)  For the years ended December 31, 2014, 2013 and 2012, represents the losses on extinguishment of debt and gain on change in contractual interest rate as described in Note 11, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For the years ended December 31, 2011 and 2010, represents the losses on extinguishment of debt related to the write-off of a portion of deferred financing costs related to accelerated repayments of debt.

(d)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

●

administrative agent fees and revolving credit facility commitment fees under our New Term Loan Credit Agreement and New ABL Credit Agreement, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

●	transaction costs relating to the acquisition of a business;
●	other financing costs incurred relating to the dividend recapitalization transactions completed in May 2012 and 2013; and
●

pre-2011 transaction costs relating to repurchases of debt under our first and second lien credit facilities by affiliates of CCMP, who contributed the repurchased debt to our company in exchange for the issuances of securities, which repurchases we do not expect to recur;

(8) Adjusted Net Income is defined as net income before provision (benefit) for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, gains and losses on changes in cash flows related to our debt, intangible asset impairment charges, transaction costs and other purchase accounting adjustments, and certain non-cash gains and losses as reflected in the reconciliation table set forth below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements;
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income:

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$174,613	$174,539	$93,223	$324,643	$56,913
Provision (benefit) for income taxes	83,749	104,177	63,129	(237,677)	307
Income before provision (benefit) for income taxes	258,362	278,716	156,352	86,966	57,220

Amortization of intangible assets	21,024	25,819	45,867	48,020	51,808
Amortization of deferred finance costs and original issue discount	6,615	4,772	3,759	1,986	2,439
Loss on extinguishment of debt	2,084	15,336	14,308	377	4,809
Gain on change in contractual interest rate	(16,014)	-	-	-	-
Trade name write-down	-	-	-	9,389	-
Transaction costs and other purchase accounting adjustments (a)	(3,623)	2,842	3,317	875	-
Adjusted net income before provision for income taxes	268,448	327,485	223,603	147,613	116,276
Cash income tax expense (b)	(34,283)	(25,821)	(2,811)	(437)	(322)
Adjusted net income	$234,165	$301,664	$220,792	$147,176	$115,954

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing. The year ended December 31, 2014 also includes certain purchase accounting adjustments and adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

(b) Amounts are based on actual cash income taxes paid during each year.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” “Item 6 - Selected Financial Data” and the consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A - Risk Factors.”

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the generator market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of power washers for residential and commercial use.

Over the past several years, we have executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation and other mobile product solutions by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment (ROI) driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to accelerate the penetration of standby generators in the light-commercial market. In addition, the importance of backup power for telecommunications infrastructure is increasing due to the growing importance for uninterrupted voice and data services. Also, in recent years, a more stringent regulatory environment around the flaring of natural gas at oil & gas drilling and production sites has been a catalyst for increased demand for natural gas fueled generators, including mobile solutions. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby and mobile generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months for standby generators. For example, the multiple major outage events that occurred during the second half of both 2011 and 2012 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to substantial organic revenue growth in 2012 with strong growth continuing during 2013. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the U.S. that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the U.S. can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 23% to 27% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 24% to 26% in the third quarter and 25% to 29% in the fourth quarter, with different seasonality depending on the presence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. For example, there were multiple major power outage events that occurred during the second half of both 2011 and 2012, which were significant in terms of severity. As a result, the seasonality experienced during this time period, and for the subsequent quarters following the time period, varied relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Cash interest expense decreased during 2014 compared to 2013, primarily due to a reduction in interest rate from the credit agreement refinancing completed in May 2013 and the 25 basis point reduction in borrowing costs during the second quarter of 2014 as a result of our net debt leverage ratio, as defined in our New Term Loan Credit Agreement, falling below 3.0 times. Refer to Note 11, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $837 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2014 related to our acquisition by CCMP in 2006 that we expect to generate cash tax savings of approximately $326 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $45.5 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2014. We expect these assets to generate cash tax savings of $17.8 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

In the second quarter of 2013, the dividend recapitalization discussed under “Liquidity and Financial Position” was completed. After considering the increased debt and related interest expense, the Company believes it will still generate sufficient taxable income to fully utilize the tax attributes discussed above.

Transactions with CCMP

In November 2006, affiliates of CCMP, together with certain other investors and members of our management, purchased an aggregate of $689 million of our equity capital. In addition, on November 10, 2006, Generac Power Systems borrowed an aggregate of $1.38 billion, consisting of an initial drawdown of $950 million under a $1.1 billion first lien secured credit facility and $430 million under a $430 million second lien secured credit facility. With the proceeds from these equity and debt financings, together with cash on hand at Generac Power Systems, we (1) acquired all of the capital stock of Generac Power Systems and repaid certain pre-transaction indebtedness of Generac Power Systems for $2.0 billion, (2) paid $66 million in transaction costs related to the transaction and (3) retained $3 million for general corporate purposes. Subsequently, during 2007, 2008 and 2009, affiliates of CCMP acquired approximately $249.2 million of second lien term loans and $9.9 million of first lien term loans for approximately $155.9 million. CCMP’s affiliates then exchanged this debt for additional shares of then-existing Class B Common Stock and Series A Preferred Stock, which were subsequently converted into the same class of our common stock through a corporate reorganization in conjunction with the IPO in February 2010.

In August 2013, CCMP completed the last of a series of sale transactions that began in November 2012 by which it sold substantially all of the shares of common stock that it owned as of the IPO.

Initial Public Offering

On February 17, 2010, the Company completed its IPO of 18,750,000 shares of its common stock at a price of $13.00 per share. In addition, the underwriters exercised their option and purchased an additional 1,950,500 shares of the Company’s common stock from the Company on March 18, 2010. We received a total of approximately $247.9 million in net proceeds from the initial public offering and underwriters’ option exercise, after deducting the underwriting discounts and expenses. All shares sold in this offering were primary shares. Immediately following the IPO and underwriters’ option exercise, we had 67,529,290 total shares of common stock outstanding.

Components of Net Sales and Expenses

Net Sales

Substantially all of our net sales are generated through the sale of our generators and other engine powered products for the residential, light commercial, industrial, oil & gas, and construction markets. We also sell engines to certain customers and service parts to our dealer network. Net sales, which include shipping and handling charges billed to customers, are generally recognized upon shipment of products to our customers. Related freight costs are included in cost of sales.

During 2014, our net sales were affected primarily by the U.S. market as sales outside of the United States represented approximately 16% of total net sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 8% of our sales for the year ended December 31, 2014 and our top ten customers representing less than 26% of our sales for the same period.

Costs of Goods Sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised over 85% of costs of goods sold for the year ended December 31, 2014. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our products up to 22kW. We source engines for certain of our smaller products and all of our products larger than 22kW. For natural gas engines, we are recognized as the OEM. We design all the alternators for our units and manufacture alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

The principal raw materials used in the manufacturing process that are sourced are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity prices on our business through a continued focus on global sourcing, product design improvements, manufacturing efficiencies, price increases and select hedging transactions. However, there is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

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

Operating Expenses

Our operating expenses consist of costs incurred to support our sales, marketing, distribution, service parts, engineering, information systems, human resources, finance, risk management, legal and tax functions. These expenses include personnel costs such as salaries, bonuses, employee benefit costs and taxes, and are classified into three categories: selling and service, research and development, and general and administrative. Additionally, the amortization expense related to our finite-lived intangible assets is included within operating expenses.

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our broad customer base and other personnel involved in the marketing, sales and service of our products. Warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses, media advertising and co-op advertising costs. Marketing expenses are generally related to the launch of new product offerings, participation in trade shows and other events, and opportunities to create market awareness for home standby generators in areas impacted by heightened power outage activity.

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. We currently operate engineering facilities at eight locations globally and employ over 250 personnel with focus on new product development, existing product improvement and cost containment. Our commitment to research and development has resulted in a significant portfolio of over 170 U.S. and international patents and patent applications. Our research and development costs are expensed as incurred.

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

Other Income (Expense)

Other income (expense) includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount as well as expenses related to interest rate swap agreements. Other income (expense) also includes other financial items such as loss on extinguishment of debt, a gain on change in contractual interest rate, interest income earned on our cash and cash equivalents, and costs related to acquisitions.

Costs related to acquisitions.    In 2014, the other expenses include one-time transaction-related expenses related to the acquisitions of Powermate and MAC. In 2013, other expenses include one-time transaction-related expenses related to the acquisitions of Tower Light and Baldor. In 2012, other expenses include one-time transaction-related expenses related to the acquisition of the Ottomotores businesses.

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table sets forth our consolidated statement of operations data for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$1,460,919	$1,485,765
Costs of goods sold	944,700	916,205
Gross profit	516,219	569,560
Operating expenses:
Selling and service	120,408	107,515
Research and development	31,494	29,271
General and administrative	54,795	55,490
Amortization of intangibles	21,024	25,819
Gain on remeasurement of contingent consideration	(4,877)	-
Total operating expenses	222,844	218,095

Income from operations	293,375	351,465
Total other expense, net	35,013	72,749
Income before provision for income taxes	258,362	278,716
Provision for income taxes	83,749	104,177
Net income	$174,613	$174,539

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Residential power products	$722,206	$843,727
Commercial & Industrial power products	652,216	569,890
Other	86,498	72,148
Net sales	$1,460,919	$1,485,765

Net sales. Net sales decreased $24.9 million, or 1.7%, to $1,460.9 million for the year ended December 31, 2014 from $1,485.8 million for the year ended December 31, 2013. Residential product sales decreased 14.4% to $722.2 million from $843.7 million for the comparable period in 2013. Residential product sales declined on a year-over-year basis as the prior year benefited from approximately $140 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy in October 2012, which did not repeat in 2014. Excluding this benefit in the prior year, residential products increased approximately 3%. C&I product sales increased 14.4% to $652.2 million from $569.9 million for the comparable period in 2013, primarily due to the contributions from recent acquisitions along with strength in the oil & gas markets, partially offset by reduced capital spending from certain telecom customers and overall softness within Latin America.

Gross profit. Gross profit decreased $53.4 million, or 9.4%, to $516.2 million for the year ended December 31, 2014 from $569.6 million for the year ended December 31, 2013. Gross profit margin for the year ended December 31, 2014 decreased to 35.3% from 38.3% for the year ended December 31, 2013. The decline in gross margin was driven by the combination of a higher mix of organic C&I product shipments, the impact of recent acquisitions, an increase in promotional activities in the current year, and an overall increase in product costs, including a temporary increase in certain costs associated with the slowdown of activity in west coast ports as well as short-term increases in other overhead-related costs.

Operating expenses. Operating expenses increased $4.7 million to $222.8 million for the year ended December 31, 2014 from $218.1 million for the year ended December 31, 2013. Operating expenses increased primarily due to the impact of recent acquisitions, a more favorable adjustment to warranty reserves in 2013 as compared to the current year, and increased marketing and advertising expenses to support our Powering Ahead strategy. These increases were partially offset by a $4.9 million gain recorded in the second quarter of 2014 relating to a remeasurement of a contingent earn-out obligation from a recent acquisition and a $4.8 million year-over-year decline in amortization of intangible assets.

Other expense. Other expense decreased $37.7 million, or 51.9%, to $35.0 million for the year ended December 31, 2014 from $72.7 million for the year ended December 31, 2013. Beginning in the second quarter of 2014, there was a 25 basis point reduction in borrowing costs as a result of the Company’s net debt leverage ratio falling below 3.0 times, resulting in a $16.0 million non-cash gain being recorded in 2014. In conjunction with the May 2013 refinancing and other debt prepayments made in the prior year, a $15.3 million loss on extinguishment of debt was recorded. During 2014, $87.0 million of voluntary prepayments of term loan debt were made, which resulted in recording a $2.1 million loss on extinguishment of debt. Additionally, there was a $7.2 million year-over-year decrease in interest expense due to the refinancing of our debt in May 2013.

Income tax expense. Income tax expense decreased $20.5 million to $83.7 million for the year ended December 31, 2014 from $104.2 million for the year ended December 31, 2013. The effective tax rate for 2014 was 32.4% as compared to 37.4% for 2013. The decrease in effective tax rate was primarily attributable to tax planning related to the federal and state research credits, and utilization of the federal domestic production activity deduction due to sufficient taxable income.

Net income. As a result of the factors identified above, we generated net income of $174.6 million for the year ended December 31, 2014 compared to $174.5 million for the year ended December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA, as defined and reconciled in Item 6, “Selected Financial Data,” decreased to $337.3 million in 2014 as compared to $402.6 million in 2013, due to the factors discussed above.

Adjusted net income. Adjusted Net Income, as defined and reconciled in Item 6, “Selected Financial Data,” decreased to $234.2 million in 2014 compared to $301.7 million in 2013, due to the factors discussed above.

Year ended December 31, 2013 compared to year ended December 31, 2012

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$1,485,765	$1,176,306
Costs of goods sold	916,205	735,906
Gross profit	569,560	440,400
Operating expenses:
Selling and service	107,515	101,448
Research and development	29,271	23,499
General and administrative	55,490	46,031
Amortization of intangibles	25,819	45,867
Total operating expenses	218,095	216,845

Income from operations	351,465	223,555
Total other expense, net	72,749	67,203
Income before provision for income taxes	278,716	156,352
Provision for income taxes	104,177	63,129
Net income	$174,539	$93,223

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Residential power products	$843,727	$705,444
Commercial & Industrial power products	569,890	410,341
Other	72,148	60,521
Net sales	$1,485,765	$1,176,306

Net sales. Net sales increased $309.5 million, or 26.3%, to $1,485.8 million for the year ended December 31, 2013 from $1,176.3 million for the year ended December 31, 2012. Residential product sales increased 19.6% to $843.7 million from $705.4 million for the comparable period in 2012. The increase in residential product sales was primarily driven by increases in shipments for home standby generators due to a combination of factors including the additional awareness and adoption of our products created by major power outages in recent years, including Superstorm Sandy in 2012, the Company’s expanded distribution, increased sales and marketing initiatives, overall strong operational execution and an improving environment for residential investment. The strength in home standby generators was partially offset by a decline in shipments of portable generators due to less severe power outage events relative to the prior year. In addition, increased revenue from power washer products contributed to the year-over-year sales growth in residential products. C&I product sales increased 38.9% to $569.9 million from $410.3 million for the comparable period in 2012. The increase was driven by the impact of recent acquisitions along with strong organic growth for stationary and mobile generators. The increase in organic revenues was primarily driven by strong shipments to national account customers and increased sales of natural gas generators used in light commercial applications.

Gross profit. Gross profit increased $129.2 million, or 29.3%, to $569.6 million for the year ended December 31, 2013 from $440.4 million for the year ended December 31, 2012. Gross profit margin for the year ended December 31, 2013 increased to 38.3% from 37.4% for the year ended December 31, 2012. This gross margin improvement reflects improved product mix, improved pricing and a moderation in product costs due to lower commodity prices and execution of cost reduction initiatives. These margin improvements were partially offset by the mix impact from recent acquisitions.

Operating expenses. Operating expenses increased $1.3 million to $218.1 million for the year ended December 31, 2013 from $216.8 million for the year ended December 31, 2012. This increase resulted from the impact of recent acquisitions, as well as increased sales, engineering and administrative infrastructure to support the strategic growth initiatives and higher sales levels of the Company. These increases were mostly offset by warranty rate improvements resulting in a $17.6 million favorable adjustment to warranty reserves driven by better claims experience, which impacted selling and service expense, as well as a decline in the amortization of intangibles.

Other expense. Other expense increased $5.5 million, or 8.3%, to $72.7 million for the year ended December 31, 2013 from $67.2 million for the year ended December 31, 2012. These additional expenses were primarily driven by a $5.3 million increase in interest expense due to the higher debt levels from the May 2012 and 2013 refinancing transactions, partially offset by a slight reduction in interest rate on the new credit facility.

Income tax expense. Income tax expense increased $41.1 million to $104.2 million for the year ended December 31, 2013 from $63.1 million for the year ended December 31, 2012. The increase was primarily driven by the increase in pre-tax income during 2013 compared to 2012, partially offset by a lower effective tax rate. The decrease in the effective income tax rate year-over-year is primarily due to the lower tax rate of a foreign subsidiary acquired during the fourth quarter of 2012 and the reinstatement of the federal research and development tax credit in 2013.

Net income. As a result of the factors identified above, we generated net income of $174.5 million for the year ended December 31, 2013 compared to $93.2 million for the year ended December 31, 2012.

Adjusted EBITDA. Adjusted EBITDA, as defined and reconciled in Item 6, “Selected Financial Data,” increased to $402.6 million in 2013 as compared to $289.8 million in 2012 due to the factors discussed above.

Adjusted net income. Adjusted Net Income, as defined and reconciled in Item 6, “Selected Financial Data,” increased to $301.7 million in 2013 compared to $220.8 million in 2012 due to the factors discussed above.

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

In May 2012, we amended and restated our then existing Credit Agreement by entering into a new credit agreement (Term Loan Credit Agreement) and a new revolving credit agreement (ABL Credit Agreement). The Term Loan Credit Agreement provided for a $900.0 million term loan B credit facility (Term Loan) and included a $125.0 million uncommitted incremental term loan facility and the ABL Credit Agreement provided for borrowings under a $150.0 million senior secured ABL revolving credit facility and an uncommitted $50.0 million incremental revolving credit facility. A portion of the proceeds from the Term Loan were used to repay outstanding borrowings under the previous Credit Agreement. The remaining proceeds from the Term Loan were used, together with cash on hand, to pay a special cash dividend of $6.00 per share on our common stock (2012 dividend recapitalization).

On May 31, 2013, we amended and restated our then existing Term Loan Credit Agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement). The New Term Loan Credit Agreement provided for a $1.2 billion term loan B credit facility (New Term Loan) and included a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020. Proceeds from the New Term Loan were used to repay outstanding borrowings under the previous Term Loan Credit Agreement and to fund a special cash dividend of $5.00 per share on our common stock (2013 dividend recapitalization). Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses. The New Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans has been reduced to 1.50% and the applicable margin related to LIBOR rate loans has been reduced to 2.50%, to the extent Generac Power Systems’ (Borrower) net debt leverage ratio, as defined in the New Term Loan Credit Agreement, is below 3.00 to 1.00 for that measurement period. For the fourth quarter of 2014, the Borrower’s net debt leverage ratio continued to be below 3.00 to 1.00.

Concurrent with the closing of the New Term Loan Credit Agreement, on May 31, 2013, we amended our existing ABL Credit Agreement. The amendment provides for a one year extension of the maturity date in respect of the $150.0 million senior secured ABL revolving credit facility provided under the previous ABL Credit Agreement (ABL Facility). The extended maturity date of the ABL Facility is May 31, 2018. As of December 31, 2014, no amounts were outstanding under the ABL facility.

At December 31, 2014, we had cash and cash equivalents of $189.8 million and $148.5 million of availability under our revolving credit facility, net of outstanding letters of credit and outstanding borrowings.

Refer to Note 11, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Long-term Liquidity

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change	% Change
Net cash provided by operating activities	$252,986	$259,944	$(6,958)	-2.7%
Net cash used in investing activities	(95,491)	(144,549)	49,058	-33.9%
Net cash used in financing activities	(116,023)	(73,399)	(42,624)	58.1%

Net cash provided by operating activities was $253.0 million for 2014 compared to $259.9 million in 2013. This decrease of $6.9 million, or 2.7%, is primarily attributable to lower operating income, after adding back non-cash items, in the current year, partially offset by a reduction in working capital investment due to a slight decrease in inventory levels in 2014 as compared to a significant increase in inventory in 2013. The prior year period included a significant use of cash to replenish finished good inventory levels that had been depleted by demand driven from major power outages.

Net cash used for investing activities for the year ended December 31, 2014 was $95.5 million. This included cash payments of $61.2 million related to the acquisition of businesses and $34.7 million for the purchase of property and equipment. Net cash used for investing activities for the year ended December 31, 2013 was $144.6 million. This included cash payments of $116.1 million related to the acquisition of businesses and $30.8 million for the purchase of property and equipment, partially offset by cash proceeds of $2.3 million from the sale of a business.

Net cash used for financing activities was $116.0 million for the year ended December 31, 2014, primarily representing $120.4 million of debt repayments ($94.0 million repayment of long-term borrowings and $26.4 million repayment of short-term borrowings), partially offset by $6.6 million of cash proceeds from short-term borrowings. In addition, the Company paid $12.2 million of taxes related to the net share settlement of equity awards, which was partially offset by $11.0 million of cash inflow related to excess tax benefits of equity awards.

Net cash used for financing activities was $73.4 million for the year ended December 31, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million offset by $901.2 million of long-term borrowing repayments. The Company paid $22.4 million for transaction fees incurred in connection with the May 2013 refinancing transaction. Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during 2013, related to the 2012 dividend, due to the vesting of restricted stock awards). In addition, the Company paid $15.0 million in taxes related to the net share settlement of equity awards which was partially offset by approximately $11.6 million of excess tax benefits of equity awards. Finally, the Company repaid $19.0 million of short-term borrowings, which were partially offset by $16.0 million of cash proceeds from short-term borrowings.

Year ended December 31, 2013 compared to year ended December 31, 2012

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Change	% Change
Net cash provided by operating activities	$259,944	$235,594	$24,350	10.3%
Net cash used in investing activities	(144,549)	(69,345)	(75,204)	-108.4%
Net cash used in financing activities	(73,399)	(151,352)	77,953	51.5%

Net cash provided by operating activities was $259.9 million for 2013 compared to $235.6 million in 2012. This increase of $24.4 million, or 10.3%, is primarily attributable to increased operating earnings as a result of strong organic sales growth and improved operating margins partially offset by increased working capital investments, such as increases in inventory levels to support higher production rates and replenish finished good inventories.

Net cash used for investing activities for the year ended December 31, 2013 was $144.6 million. This included cash payments of $116.1 million related to the acquisition of businesses and $30.8 million for the purchase of property and equipment, partially offset by cash proceeds of $2.3 million from the sale of a business. Net cash used for investing activities for the year ended December 31, 2012 was $69.3 million. This included $22.4 million for the purchase of property and equipment and $47.0 million for the acquisition of a business.

Net cash used for financing activities was $73.4 million for the year ended December 31, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction that occurred during the first half of 2013, including cash proceeds from long-term borrowings of $1,200.0 million offset by $901.2 million of long-term borrowing repayments. The Company paid $22.4 million for transaction fees incurred in connection with the May 2013 refinancing transaction. Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during 2013, related to the 2012 dividend, due to the vesting of restricted stock awards). In addition, the Company paid $15.0 million in taxes related to the net share settlement of equity awards which was partially offset by approximately $11.6 million of excess tax benefits of equity awards. Finally, the Company repaid $19.0 million of short-term borrowings, which were partially offset by $16.0 million of cash proceeds from short-term borrowings.

Net cash used for financing activities was $151.4 million for the year ended December 31, 2012, primarily representing the net cash impact of our refinancing activities and the dividend recapitalization transaction that occurred during the first half of 2012, including cash proceeds from long-term borrowings of $1,455.6 million offset by $1,175.1 million of long-term borrowing repayments. The Company made $25.7 million of cash payments for transaction fees incurred in connection with these refinancing transactions. Following the May 2012 refinancing, the Company paid a special cash dividend of $6.00 per share ($404.3 million, which excludes dividends for unvested restricted stock) on the Company’s common stock during the second quarter of 2012.

Senior Secured Credit Facilities

Refer to Note 11, “Credit Agreements,” to consolidated financial statements included in Item 8 and the “Liquidity and Financial Position” section included in Item 7 of this Annual Report on Form 10-K for information on the senior secured credit facilities.

Covenant Compliance

The New Term Loan Credit Agreement contains restrictions on the Borrower’s ability to pay distributions and dividends (but which permitted the payment of the special cash dividend described in Note 17, “Special Cash Dividend,” to the consolidated financial statements included in Item 8 of this annual report on Form 10-K). Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the New Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. The New Term Loan Credit Agreement also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The New Term Loan Credit Agreement does not contain any financial maintenance covenants.

The New Term Loan Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA, bankruptcy or insolvency events, or the occurrence of a change in control (as defined in the New Term Loan Credit Agreement). A bankruptcy or insolvency event of default will cause the obligations under the New Term Loan Credit Agreement to automatically become immediately due and payable.

The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above.

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2014:

(Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including curent portion (1)	$1,104,460	$389	$71	$-	$1,104,000
Capital lease obligations, including current portion	2,059	168	368	389	1,134
Interest on long-term debt	197,422	36,447	72,975	72,851	15,149
Operating leases	6,987	2,585	4,138	264	-
Total contractual cash obligations (2)	$1,310,928	$39,589	$77,552	$73,504	$1,120,283

(1) On May 31, 2013, the Borrower amended and restated its then existing Term Loan Credit Agreement by entering into the New Term Loan Credit Agreement with certain commercial banks and other lenders. The New Term Loan Credit Agreement provided for a $1,200.0 million New Term Loan and a $300.0 million uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020.

(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $1.2 million to our pension plans in 2015.

Capital Expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion and upgrades. Capital expenditures were $34.7 million and $30.8 million for the years ended December 31, 2014 and 2013, respectively, and were funded through cash from operations.

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

Total inventory financed accounted for approximately 8% of net sales for the years ended December 31, 2014 and 2013. The amount financed by dealers which remained outstanding was $26.1 million and $24.3 million as of December 31, 2014 and 2013, respectively.

Critical Accounting Policies

In preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty and other contingencies; derivative accounting; income taxes and share based compensation.

Goodwill and Other Intangible Assets

See Note 2, “Significant Accounting Policies - Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets. The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for fiscal years 2014, 2013 and 2012, and found no impairment.

When preparing a discounted cash flow analysis for purposes of our annual impairment test, we make a number of key estimates and assumptions. We estimate the future cash flows of the business based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and inflation rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted average cost of capital for the business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market betas, risk-free rate of return and estimated costs of borrowing.

In our October 31, 2014 impairment test calculation, the Ottomotores reporting unit had an estimated fair value that was approximately equal to carrying value. The carrying value of the Ottomotores goodwill was approximately $4.6 million as of December 31, 2014. Key financial assumptions utilized to determine the fair value of the reporting unit includes revenue growth levels that reflect a recovery of Latin American economies, impacts of Mexican energy reform, improving profit margins, a 3% terminal growth rate and a 16.8% discount rate. A 50 basis point increase in the discount rate results in a decrease to the estimated fair value of the reporting unit of approximately 4%, while a reduction in the sales continuous annual growth rate of 100 basis points would decrease the estimated fair value by approximately 3%. As of the October 31, 2014 impairment test date, there were no other reporting units with a carrying value that was at risk of exceeding its fair value.

As noted above, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator;
●	successful efforts by our competitors to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	unexpected or planned changes in the use of assets or entity structure; and
●	business divestitures.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate.

Defined Benefit Pension Obligations

The Company’s pension benefit obligation and related pension expense or income are calculated in accordance with ASC 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for fiscal year 2014 used a discount rate of 3.97% for the salaried pension plan and 3.99% for the hourly pension plan. Our discount rate was selected using a methodology that matches plan cash flows with a selection of “Aa” or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service. No compensation increase is assumed in the calculation of the projected benefit obligation, as the plans were frozen effective December 31, 2008. Further information regarding the funded status of our pension plans can be found in Note 14, “Benefit Plans,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $1.2 million in contributions to our pension plans in 2015.

Allowance for Doubtful Accounts, Excess & Obsolete Inventory Reserves, Product Warranty Reserves and Other Contingencies

The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory, and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Further information on these reserves are reflected under Notes 2, 8, 10, 16 and 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Derivative Accounting

See Note 2, “Significant Accounting Policies - Derivative Instruments and Hedging Activities,” and Note 4, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy and assumptions related to derivative accounting.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal, state and international income tax laws; the difference between tax and financial reporting bases of assets and liabilities; estimates of amounts currently due or owed in various jurisdictions; and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

Our balance sheet includes significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the taxable income in prior carryback years, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Generac Brazil, acquired in the Ottomotores acquisition in December 2012, is in a three-year cumulative net loss position due to the start-up nature of the business, and therefore we have not considered expected future taxable income in analyzing the realizability of its deferred tax assets as of December 31, 2014. As a result, a full valuation allowance was recorded against the deferred tax assets of Generac Brazil.

In performing the assessment of the realization of our deferred tax assets as of December 31, 2014, excluding Generac Brazil, we have determined that it is more likely than not that our deferred tax assets will be realized, and therefore no valuation allowance is required.

Share Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation - Stock Compensation, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share based awards at the grant date requires judgment, including estimating expected dividends and market volatility of our stock. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share based compensation expense and our results of operations could be impacted.

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, “Significant Accounting Policies - New Accounting Pronouncements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce the risk from changes in certain foreign currency exchange rates, commodity prices and interest rates, we use financial instruments from time to time. We do not hold or issue financial instruments for trading purposes.

Foreign Currency

We are exposed to foreign currency exchange risk as a result of purchasing from suppliers in currency other than the U.S. Dollar as well as operating businesses in foreign countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of one year or less. Realized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold on the statements of comprehensive income.

As of December 31, 2014, we had the following foreign currency contracts outstanding (in thousands):

Currency Denomination	Trade Date	Effective Date	Notional Amount	Exchange Rate (EUR:GBP)	Expiration Date

GBP	July 24, 2014	October 1, 2014	1,000	0.7983	March 2, 2015
GBP	September 17, 2014	December 15, 2014	500	0.8011	March 31, 2015
GBP	September 17, 2014	December 15, 2014	500	0.8030	March 27, 2015
GBP	October 31, 2014	November 4, 2014	1,000	0.7900	May 29, 2015
GBP	October 31, 2014	February 26, 2015	1,000	0.7918	April 28, 2015
GBP	November 3, 2014	January 15, 2015	1,000	0.7885	April 28, 2015

With the purchase of the Ottomotores business in December 2012 and the Tower Light business in August 2013, a small portion of revenues and expenses are now denominated in Euros, Mexican Pesos, Brazilian Real and British Pounds.

Commodity Prices

We are a purchaser of commodities and of components manufactured from commodities including steel, aluminum, copper and others. As a result, we are exposed to fluctuating market prices for those commodities. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the supplier as part of the purchase process. Depending on the supplier, these market prices may reset on a periodic basis based on negotiated lags. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies or supply chain savings to offset increases in commodity costs.

Periodically, we engage in certain commodity risk management activities. The primary objectives of these activities are to understand and mitigate the impact of potential price fluctuations on our financial results. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations.

We primarily utilize commodity contracts with maturities of less than eighteen months. These contracts are intended to offset the effect of price fluctuations on actual inventory purchases and to mitigate the impact on our financial results. As of December 31, 2014, we had the following commodity forward contracts outstanding (in thousands):

Hedged Item	Trade Date	Effective Date	Notional Amount	Fixed Price (per LB)	Expiration Date

Copper	October 2, 2014	October 1, 2014	$4,960	$3.000	December 31, 2015
Copper	October 15, 2014	November 1, 2014	$4,637	$3.005	December 31, 2015
Copper	December 1, 2014	December 1, 2014	$8,232	$2.872	December 31, 2015

For additional information on the Company’s commodity forward contracts, including amounts charged to the statement of comprehensive income during 2014, see Note 4, “Derivative Instruments and Hedging Activity,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Interest Rates

As of December 31, 2014, all of the outstanding debt under our term loan was subject to floating interest rate risk. As of December 31, 2014, we had the following interest rate swap contracts outstanding (in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date

Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7420%	July 1, 2018
Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7370%	July 1, 2018
Interest rate	May 19, 2014	July 1, 2014	$100,000	1.6195%	July 1, 2018

At December 31, 2014, the fair value of the swaps was a liability of $1.0 million. For additional information on the Company’s interest rate swaps, including amounts charged to the statement of comprehensive income during 2014, see Note 4, “Derivative Instruments and Hedging Activities,” and “Note 6, Accumulated Other Comprehensive Loss,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our term loans that are not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $4.1 million (or, without the swaps in place, $5.6 million) in 2014. The existence of a 0.75% LIBOR floor provision in our New Term Loan Credit Agreement, effective May 31, 2013, limits the impact of a hypothetical 100 basis point change in LIBOR at current December 31, 2014 LIBOR rates.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Generac Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Powermate and MAC businesses, which are included in the December 31, 2014 consolidated financial statements of Generac Holdings Inc., and constituted 2.2% and 0.1% of total and net assets, respectively, as of December 31, 2014 and 1.6% and 0.4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Generac Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Powermate and MAC.

In our opinion, Generac Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Generac Holdings Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA

February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA

February 27, 2015

Generac Holdings Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$189,761	$150,147
Restricted cash	-	6,645
Accounts receivable, less allowance for doubtful accounts of $2,275 at December 31, 2014 and $2,658 at December 31, 2013	189,107	164,907
Inventories	319,385	300,253
Deferred income taxes	22,841	26,869
Prepaid expenses and other assets	9,384	5,358
Total current assets	730,478	654,179

Property and equipment, net	168,821	146,390

Customer lists, net	41,002	42,764
Patents, net	56,894	62,418
Other intangible assets, net	4,298	4,447
Trade names, net	182,684	173,196
Goodwill	635,565	608,287
Deferred financing costs, net	16,243	20,051
Deferred income taxes	46,509	85,104
Other assets	48	1,369
Total assets	$1,882,542	$1,798,205

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$5,359	$9,575
Accounts payable	132,248	109,238
Accrued wages and employee benefits	17,544	26,564
Other accrued liabilities	84,814	92,997
Current portion of long-term borrowings and capital lease obligations	557	12,471
Total current liabilities	240,522	250,845

Long-term borrowings and capital lease obligations	1,082,101	1,175,349
Other long-term liabilities	70,120	54,940
Total liabilities	1,392,743	1,481,134

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,122,271 and 68,767,367 shares issued at December 31, 2014 and 2013, respectively	691	688
Additional paid-in capital	434,906	421,672
Treasury stock, at cost, 198,312 and 163,458 shares at December 31, 2014 and 2013, respectively	(8,341)	(6,571)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	280,426	105,813
Accumulated other comprehensive loss	(15,767)	(2,415)
Total stockholders’ equity	489,799	317,071

Total liabilities and stockholders’ equity	$1,882,542	$1,798,205

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2014	2013	2012

Net sales	$1,460,919	$1,485,765	$1,176,306
Costs of goods sold	944,700	916,205	735,906
Gross profit	516,219	569,560	440,400

Operating expenses:
Selling and service	120,408	107,515	101,448
Research and development	31,494	29,271	23,499
General and administrative	54,795	55,490	46,031
Amortization of intangibles	21,024	25,819	45,867
Gain on remeasurement of contingent consideration	(4,877)	-	-
Total operating expenses	222,844	218,095	216,845
Income from operations	293,375	351,465	223,555

Other (expense) income:
Interest expense	(47,215)	(54,435)	(49,114)
Investment income	130	91	79
Loss on extinguishment of debt	(2,084)	(15,336)	(14,308)
Gain on change in contractual interest rate	16,014	-	-
Costs related to acquisitions	(396)	(1,086)	(1,062)
Other, net	(1,462)	(1,983)	(2,798)
Total other expense, net	(35,013)	(72,749)	(67,203)

Income before provision for income taxes	258,362	278,716	156,352
Provision for income taxes	83,749	104,177	63,129
Net income	$174,613	$174,539	$93,223

Net income per common share - basic:	$2.55	$2.56	$1.38
Weighted average common shares outstanding - basic:	68,538,248	68,081,632	67,360,632

Net income per common share - diluted:	$2.49	$2.51	$1.35
Weighted average common shares outstanding - diluted:	70,171,044	69,667,529	69,193,138

Dividends declared per share	$-	$5.00	$6.00

Other comprehensive income (loss):
Amortization of unrealized loss on interest rate swaps	$-	$2,381	$2,082
Foreign currency translation adjustment	(3,082)	1,238	(34)
Net unrealized gain (loss) on derivatives	(1,420)	774	365
Pension liability adjustment	(8,850)	7,688	(1,552)
Other comprehensive income (loss)	(13,352)	12,081	861
Comprehensive income	$161,261	$186,620	$94,084

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In	Treasury Stock		Excess Purchase Price Over Predecessor	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity
Balance at December 31, 2011	67,652,812	$676	$1,142,701	-	$-	$(202,116)	$(157,015)	$(15,357)	$768,889
Unrealized gain on interest rate swaps, net of tax of $236	-	-	-	-	-	-	-	365	365
Amortization of unrealized loss on interest rate swaps, net of tax of $95	-	-	-	-	-	-	-	2,082	2,082
Foreign currency translation adjustment	-	-	-	-	-	-	-	(34)	(34)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	643,148	7	(6,431)	-	-	-	-	-	(6,424)
Excess tax benefits from equity awards	-	-	4,588	-	-	-	-	-	4,588
Share-based compensation	-	-	10,780	-	-	-	-	-	10,780
Dividends declared	-	-	(408,289)	-	-	-	-	-	(408,289)
Pension liability adjustment, net of tax of $(1,001)	-	-	-	-	-	-	-	(1,552)	(1,552)
Net income	-	-	-	-	-	-	93,223	-	93,223

Balance at December 31, 2012	68,295,960	683	743,349	-	-	(202,116)	(63,792)	(14,496)	463,628
Unrealized gain on interest rate swaps, net of tax of $462	-	-	-	-	-	-	-	774	774
Amortization of unrealized loss on interest rate swaps, net of tax of $109	-	-	-	-	-	-	-	2,381	2,381
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,238	1,238
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	471,407	5	(8,587)	-	-	-	-	-	(8,582)
Treasury stock purchases	-	-	-	(163,458)	(6,571)	-	-	-	(6,571)
Excess tax benefits from equity awards	-	-	11,553	-	-	-	-	-	11,553
Share-based compensation	-	-	12,368	-	-	-	-	-	12,368
Dividends declared	-	-	(337,011)	-	-	-	(4,934)	-	(341,945)
Pension liability adjustment, net of tax of $5,060	-	-	-	-	-	-	-	7,688	7,688
Net income	-	-	-	-	-	-	174,539	-	174,539

Balance at December 31, 2013	68,767,367	$688	$421,672	(163,458)	$(6,571)	$(202,116)	$105,813	$(2,415)	$317,071
Unrealized loss on interest rate swaps, net of tax of $(860)	-	-	-	-	-	-	-	(1,420)	(1,420)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,082)	(3,082)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	354,904	3	(10,378)	-	-	-	-	-	(10,375)
Treasury stock purchases	-	-	-	(34,854)	(1,770)	-	-	-	(1,770)
Excess tax benefits from equity awards	-	-	10,972	-	-	-	-	-	10,972
Share-based compensation	-	-	12,612	-	-	-	-	-	12,612
Dividends declared	-	-	28	-	-	-	-	-	28
Pension liability adjustment, net of tax of $(5,658)	-	-	-	-	-	-	-	(8,850)	(8,850)
Net income	-	-	-	-	-	-	174,613	-	174,613

Balance at December 31, 2014	69,122,271	$691	$434,906	(198,312)	$(8,341)	$(202,116)	$280,426	$(15,767)	$489,799

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$174,613	$174,539	$93,223
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	13,706	10,955	8,293
Amortization of intangible assets	21,024	25,819	45,867
Amortization of original issue discount	3,599	2,074	1,598
Amortization of deferred financing costs	3,016	2,698	2,161
Amortization of unrealized loss on interest rate swaps	-	2,381	2,082
Loss on extinguishment of debt	2,084	15,336	14,308
Gain on change in contractual interest rate	(16,014)	-	-
Gain on remeasurement of contingent consideration	(4,877)	-	-
Provision for losses on accounts receivable	672	1,037	204
Deferred income taxes	37,878	82,675	62,429
Loss on disposal of property and equipment	576	370	261
Share-based compensation expense	12,612	12,368	10,780
Net changes in operating assets and liabilities:
Accounts receivable	(2,988)	(5,257)	(137)
Inventories	3,508	(52,488)	(31,656)
Other assets	2,456	(10,902)	(8,416)
Accounts payable	15,269	(5,847)	(3,898)
Accrued wages and employee benefits	(9,405)	6,248	3,168
Other accrued liabilities	6,229	9,491	39,915
Excess tax benefits from equity awards	(10,972)	(11,553)	(4,588)
Net cash provided by operating activities	252,986	259,944	235,594

Investing activities
Proceeds from sale of property and equipment	394	80	91
Expenditures for property and equipment	(34,689)	(30,770)	(22,392)
Proceeds from sale of business, net	-	2,254	-
Acquisitions of businesses, net of cash acquired	(61,196)	(116,113)	(47,044)
Net cash used in investing activities	(95,491)	(144,549)	(69,345)

Financing activities
Proceeds from short-term borrowings	6,550	16,007	23,018
Proceeds from long-term borrowings	-	1,200,000	1,455,614
Repayments of short-term borrowings	(26,444)	(18,982)	(23,000)
Repayments of long-term borrowings and capital lease obligations	(94,035)	(901,184)	(1,175,124)
Payment of debt issuance costs	(4)	(22,376)	(25,691)
Cash dividends paid	(902)	(343,429)	(404,332)
Taxes paid related to the net share settlement of equity awards	(12,181)	(15,020)	(6,425)
Excess tax benefits from equity awards	10,972	11,553	4,588
Proceeds from exercise of stock options	21	32	-
Net cash used in financing activities	(116,023)	(73,399)	(151,352)

Effect of exchange rate changes on cash and cash equivalents	(1,858)	128	-

Net increase in cash and cash equivalents	39,614	42,124	14,897
Cash and cash equivalents at beginning of period	150,147	108,023	93,126
Cash and cash equivalents at end of period	$189,761	$150,147	$108,023

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$42,592	$55,828	$33,076
Income taxes	34,283	25,821	2,811

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Generac Holdings Inc. (the Company) owns all of the common stock of Generac Acquisition Corp. (GAC), which in turn, owns all of the common stock of Generac Power Systems, Inc. (the Subsidiary and the Borrower). The Company is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial, industrial, oil & gas, and construction markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

Over the past several years, we have executed a number of acquisitions that support our strategic plan. A summary of these acquisitions include the following:

●

On October 3, 2011, we acquired substantially all the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industries and specialties. The Magnum business is a strategic fit for us as it provides diversification, with the introduction of new engine powered products, distribution channels and end markets.

●

On December 8, 2012, we acquired the equity of Ottomotores UK and its affiliates (Ottomotores), with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a market participant throughout all of Latin America.

●

On August 1, 2013, we acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

On November 1, 2013, we purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW.

●

On September 2, 2014, we acquired the equity of Pramac America LLC (Powermate), resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. The transaction also included working capital associated with these products. This acquisition helps to expand the Generac brand portfolio across its residential product platform and increases its product offering in the portable generator category.

●

On October 1, 2014, we acquired MAC, Inc. and its related entities (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash transferred to an escrow account for the settlement of certain earn-out obligations associated with the Tower Light acquisition. See Note 3, “Acquisitions,” to the consolidated financial statements for additional details.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial bank in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured.

One customer accounted for approximately 9% and 11% of accounts receivable at December 31, 2014 and 2013, respectively. No one customer accounted for greater than 8%, 6% and 7%, of net sales during the years ended December 31, 2014, 2013, or 2012, respectively.

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

Land improvements	10 - 15
Buildings and improvements	10 - 40
Leasehold improvements	7 - 20
Machinery and equipment	5 - 20
Dies and tools	3 - 10
Vehicles	3 - 5
Office equipment	3 - 10

Debt Issuance Costs

Direct and incremental costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the catch-up approach of the effective interest method over the terms of the related credit agreements. Approximately $6,615, $4,772, and $3,759 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2014, 2013 and 2012, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization expense for the next five years is as follows: 2015, $7,012; 2016, $7,302; 2017, $7,550; 2018, $7,505; 2019, $7,534.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company evaluates goodwill for impairment annually on October 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further goodwill impairment testing is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test.

Other indefinite-lived intangible assets consist of trade names. The Company tests the carrying value of these trade names by comparing the assets’ fair value to its carrying value. Fair value is measured using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company. The Company conducts its annual impairment test for indefinite-lived intangible assets on October 31 of each year.

The Company performed the required annual impairment tests for fiscal years 2014, 2013 and 2012 and found no impairment of goodwill or indefinite-lived trade names. There can be no assurance that future impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

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

Income Taxes

The Company is a C Corporation and therefore accounts for income taxes pursuant to the liability method. Accordingly, the current or deferred tax consequences of a transaction are measured by applying the provision of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers taxable income in prior carryback years, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, as appropriate, in making this assessment.

Revenue Recognition

Sales, net of estimated returns and allowances, are recognized upon shipment of product to the customer, which is generally when title passes, the Company has no further obligations, and the customer is required to pay. The Company, at the request of certain customers, will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customers take possession of the product. In these cases, the funds collected on product warehoused for these customers are recorded as a customer advance until the customer takes possession of the product and the Company’s obligation to deliver the goods is completed. Customer advances are included in accrued liabilities in the consolidated balance sheets.

The Company provides for certain estimated sales promotions, discounts and incentive expenses which are recognized as a reduction of sales.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of goods sold in the consolidated statements of comprehensive income.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $32,352, $19,910, and $13,360 for the years ended December 31, 2014, 2013, and 2012, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $31,494, $29,271, and $23,499 for the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign Currency Translation and Transactions

Balance sheet amounts for non-U.S. Dollar functional currency businesses are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as incurred in the consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) 820-10, Fair Value Measurement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,080,599 was approximately $1,048,165 (Level 2) at December 31, 2014, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Derivative Instruments and Hedging Activities

The Company records derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Stock-Based Compensation

Stock-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. The guidance is effective for the Company in 2017. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Acquisition of MAC

On October 1, 2014, a subsidiary of the Company acquired MAC for a purchase price, net of cash acquired of $55,690.  Headquartered in Bismarck, North Dakota, MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market. This acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2014 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $49,378 of intangible assets, including approximately $25,898 of goodwill, as of the acquisition date. The accompanying consolidated financial statements include the results of MAC from October 1, 2014 through December 31, 2014. The goodwill ascribed to this acquisition is not deductible for tax purposes.

Acquisition of Tower Light

On August 1, 2013, a subsidiary of the Company acquired all of the shares of Tower Light for a purchase price, net of cash acquired and inclusive of estimated earn-out payments, of $85,812. Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa. Tower Light has built a leading market position in the equipment rental markets by leveraging its broad product offering and strong global distribution network in over 50 countries worldwide.

The net cash paid at closing was $80,239 and included a cash deposit of $6,645 into an escrow account to fund future earn-out payments required by the purchase agreement, which was recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2013. The earn-out payment of $7,641 was finalized during the second quarter of 2014, resulting in a gain of $4,877, which was recorded in the consolidated statement of comprehensive income for the year ended December 31, 2014. The difference between the total escrow deposit and the Company’s final earn-out payment is reflected as an addition to the purchase price. Additionally, the cash paid at closing included an estimate of acquired working capital. This estimate was finalized during third quarter of 2013, resulting in a $300 decrease to the purchase price. The acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the third quarter of 2013 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $67,900 of intangible assets, including approximately $38,400 of goodwill. Based on revised purchase accounting estimates, an additional $9,328 of goodwill was recorded during the fourth quarter of 2013. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Tower Light from August 1, 2013 through December 31, 2014.

Acquisition of Ottomotores

On December 8, 2012, a subsidiary of the Company acquired all of the shares of Ottomotores. Ottomotores was founded in 1950 and is located in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets ranging in size from 15kW to 3,250kW and is a market participant throughout all of Latin America.

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

Management considers these acquisitions to be immaterial for full required disclosure.

4. Derivative Instruments and Hedging Activities

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

The Company primarily utilizes commodity contracts with maturities of less than eighteen months. These are intended to offset the effect of price fluctuations on actual inventory purchases. Outstanding commodity forward contracts in place to hedge the Company’s projected commodity purchases were as follows:

As of December 31, 2014:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	October 2, 2014	October 1, 2014	$4,960	December 31, 2015
Copper	October 15, 2014	November 1, 2014	$4,637	December 31, 2015
Copper	December 1, 2014	December 1, 2014	$8,232	December 31, 2015

As of December 31, 2013:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	June 21, 2013	October 1, 2013	$2,169	June 30, 2014

As of December 31, 2012:
Commodity	Trade Date	Effective Date	Notional Amount	Termination Date
Copper	October 29, 2012	January 1, 2013	$3,472	September 30, 2013

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net gains (losses) recognized on such contracts in the consolidated statements of comprehensive income were $(629), $(605) and $386 for the years ended December 31, 2014, 2013, and 2012, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. There were no foreign currency hedge contracts outstanding during the year ended December 31, 2012. As of December 31, 2014 and 2013, the following foreign currency contracts were outstanding:

As of December 31, 2014:
Currency Denomination	Notional Amount
British Pound Sterling (GBP) to Euro	£5,000

As of December 31, 2013:
Currency Denomination	Notional Amount
United States Dollar (USD) to Euro	$650
British Pound Sterling (GBP) to Euro	£4,000

Total net losses recognized in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013 were $(149) and $(56), respectively.

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

On October 23, 2013, the Company entered into two interest rate swap agreements, and on May 19, 2014, the Company entered into one interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss. The cash flows of the swaps are recognized as adjustments to interest expense each period.  The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in earnings. The Company assesses on an ongoing basis whether derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  The effective dates of the swaps are July 1, 2014 with a notional amount of $100,000 each, a fixed LIBOR rate of 1.7370%, 1.7420% and 1.6195%, including a LIBOR floor of 0.75%, and all expire on July 1, 2018.

The following table presents the fair value of the Company’s derivative assets (liabilities):

	December 31, 2014	December 31, 2013
Interest rate swaps	$(1,045)	$1,236
Commodity contracts	(515)	69
Foreign currency contracts	(149)	56

The fair value of the interest rate swaps, and the commodity and foreign currency contracts are included in other accrued liabilities and other assets in the consolidated balance sheets as of December 31, 2014 and 2013, respectively. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2014 and 2013 is a liability of $(1,727) and an asset of $1,385, respectively, which represents the amount the Company would need to pay or would receive to exit the agreements on those dates.

The following presents the impact of interest rate swaps, commodity contracts and foreign currency contracts on the consolidated statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012:

	Amount of Gain (Loss) Recognized in AOCI for the Year Ended December 31,			Location of Gain (Loss) Recognized in the Net Income (Loss) on Ineffective	Amount of Loss Reclassified from AOCI into Net Income for the Year Ended December 31,			Amount of Gain (Loss) Recognized in Net Income on Hedges (Ineffective Portion) for the Year Ended December 31,
	2014	2013	2012	Portion of Hedges	2014	2013	2012	2014	2013	2012

Derivatives designated as hedging instruments

Interest rate swaps (1)	$(1,420)	$774	$365	Interest Expense	$-	$-	$-	$-	$-	$-

Derivatives not designated as hedging instruments

Interest rate swaps (2)	$-	$-	$-	Interest Expense	$-	$(2,381)	$(2,082)	$-	$2,973	$1,695
Commodity and foreign currency contracts	$-	$-	$-	Cost of goods sold	$-	$-	$-	$(778)	$(661)	$386

(1)

Amounts recorded for the year ended December 31, 2012 relate to the interest rate swap agreements outstanding prior to May 30, 2012, the date the hedging relationships for these agreements were terminated.

(2)

Amounts recorded for the years ended December 31, 2013 and 2012 relate to interest rate swap agreements outstanding as of May 30, 2012, the date the hedging relationships for these agreements were terminated.

5.  Fair Value Measurements

Assets (liabilities) measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Total December 31, 2014	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$(1,045)	$-	$(1,045)
Commodity contracts	$(515)	$-	$(515)
Foreign currency contracts	$(149)	$-	$(149)

	Fair Value Measurement Using
	Total December 31, 2013	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swaps	$1,236	$-	$1,236
Commodity contracts	$69	$-	$69
Foreign currency contracts	$56	$-	$56

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

6. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in accumulated other comprehensive income (loss) during the years ended December 31, 2014 and 2013, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance - January 1, 2014	$1,204	$(4,393)		$774	$(2,415)
Other comprehensive loss before reclassifications	(3,082)	(8,922)		(1,420)	(13,424)
Amounts reclassified from accumulated other comprehensive loss	-	72	(1)	-	72
Net current-period other comprehensive loss	(3,082)	(8,850)		(1,420)	(13,352)
Ending Balance - December 31, 2014	$(1,878)	$(13,243)		$(646)	$(15,767)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance - January 1, 2013	$(34)	$(12,081)		$(2,381)		$(14,496)
Other comprehensive income before reclassifications	1,238	6,994		774		9,006
Amounts reclassified from accumulated other comprehensive loss	-	694	(2)	2,381	(3)	3,075
Net current-period other comprehensive income	1,238	7,688		3,155		12,081
Ending Balance - December 31, 2013	$1,204	$(4,393)		$774		$(2,415)

(1)

Represents the actuarial losses of $(106), net of tax benefit of $34, included in the computation of net periodic pension cost. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)

Represents the actuarial losses of $(1,108), net of tax benefit of $414, included in the computation of net periodic pension cost. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(3)

Represents amortization of unrealized losses on interest rate swaps to interest expense on the consolidated statements of comprehensive income of $(2,490), net of tax benefit of $109. See Note 11, “Credit Agreements,” to the consolidated financial statements for additional information.

7. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of power products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production and design processes, and methods of distribution. The Company’s sales in the United States represent approximately 84%, 88%, and 93% of total sales for the years ended December 31, 2014, 2013 and 2012, respectively. Approximately 91%, 90% and 94% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2014, 2013 and 2012, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Year Ended December 31,
	2014	2013	2012

Residential products	$722,206	$843,727	$705,444
Commercial & industrial products	652,216	569,890	410,341
Other	86,497	72,148	60,521
Total	$1,460,919	$1,485,765	$1,176,306

8. Balance Sheet Details

Inventories consist of the following:

	December 31,
	2014	2013

Raw material	$184,407	$183,787
Work-in-process	8,798	9,620
Finished goods	135,567	113,404
Reserves for excess and obsolescence	(9,387)	(6,558)
Total	$319,385	$300,253

As of December 31, 2014 and 2013, inventories totaling $12,497 and $6,504, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2014	2013

Land and improvements	$7,803	$7,416
Buildings and improvements	102,254	96,161
Machinery and equipment	65,240	54,847
Dies and tools	16,897	17,071
Vehicles	1,383	1,979
Office equipment	21,990	17,304
Leasehold improvements	2,535	2,229
Construction in progress	20,120	9,724
Gross property and equipment	238,222	206,731
Accumulated depreciation	(69,401)	(60,341)
Total	$168,821	$146,390

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance at beginning of year	$1,111,480	$(503,193)	$608,287	$1,056,136	$(503,193)	$552,943
Acquisitions of businesses, net	27,278	-	$27,278	56,605	-	$56,605
Sale of business, net	-	-	-	(1,261)	-	(1,261)
Balance at end of year	$1,138,758	$(503,193)	$635,565	$1,111,480	$(503,193)	$608,287

See Note 3, “Acquisitions,” to consolidated financial statements for further information regarding the Company’s acquisitions.

The following table summarizes intangible assets by major category as of December 31, 2014 and 2013:

	Weighted Average	2014			2013
	Amortization Years	Cost	Accumulated Impairment	Net Cost	Cost	Accumulated Impairment	Net Cost
Indefinite lived intangible assets
Trade names		$192,073	$(9,389)	$182,684	$182,585	$(9,389)	$173,196

		Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Finite lived intangible assets
Trade names	0	$8,775	$(8,775)	$-	$8,775	$(8,775)	$-
Customer lists	8	304,180	(263,178)	41,002	294,627	(251,863)	42,764
Patents	15	121,341	(64,447)	56,894	118,921	(56,503)	62,418
Unpatented technology	13	13,169	(10,435)	2,734	13,169	(9,064)	4,105
Software	8	1,046	(1,037)	9	1,046	(912)	134
Non-compete/other	7	1,961	(406)	1,555	345	(137)	208
Total finite lived intangible assets		$450,472	$(348,278)	$102,194	$436,883	$(327,254)	$109,629

Amortization of intangible assets was $21,024, $25,819 and $45,867 in 2014, 2013 and 2012, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2015, $20,965; 2016, $19,015; 2017, $15,624; 2018, $11,422; 2019, $9,600.

10. Product Warranty Obligations

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to our extended warranty coverage:

	Year Ended December 31,
	2014	2013	2012

Balance at beginning of year	$33,734	$36,111	$24,643
Payments	(20,615)	(18,484)	(19,801)
Provision for warranties issued	22,890	33,707	34,173
Changes in estimates for pre-existing warranties	(5,100)	(17,600)	(2,904)
Balance at end of year	$30,909	$33,734	$36,111

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Year Ended December 31,
	2014	2013	2012

Balance at beginning of year	$23,092	$13,474	$9,737
Deferred revenue on extended warranty contracts sold	7,343	11,998	5,547
Amortization of deferred revenue on extended warranty contracts	(3,242)	(2,380)	(1,810)
Balance at end of year	$27,193	$23,092	$13,474

Product warranty obligations and warranty related deferred revenues are included in the balance sheets as follows:

	December 31,
	2014	2013
Product warranty liability
Current portion - other accrued liabilities	$24,143	$26,080
Long-term portion - other long-term liabilities	6,766	7,654
Total	$30,909	$33,734

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$4,519	$3,325
Long-term portion - other long-term liabilities	22,674	19,767
Total	$27,193	$23,092

11. Credit Agreements

The revolving credit facilities and credit agreements discussed below were outstanding for the periods described below. The Company refinanced this debt on February 9, 2012, amended and restated its credit agreements on May 30, 2012, and further amended and restated its credit agreements on May 31, 2013.

Short-term borrowings are included in the balance sheets as follows:

	December 31,
	2014	2013

ABL facility	$-	$-
Other lines of credit, as described below	5,359	9,575
Total	$5,359	$9,575

Long-term borrowings are included in the balance sheets as follows:

	December 31,
	2014	2013

Term loan	$1,104,000	$1,197,000
Discount on debt	(23,861)	(12,735)
Capital lease obligation	2,059	2,529
Other	460	1,026
Total	1,082,658	1,187,820
Less current portion of debt	389	12,286
Less current portion of capital lease obligation	168	185
Total	$1,082,101	$1,175,349

Maturities of long-term borrowings outstanding at December 31, 2014, are as follows:

Year
2015	$557
2016	254
2017	185
2018	191
After 2018	1,105,332
Total	$1,106,519

On February 9, 2012, a subsidiary of the Company entered into a credit agreement (Credit Agreement) with certain commercial banks and other lenders. The Credit Agreement provided for borrowings under a $150,000 revolving credit facility, a $325,000 tranche A term loan facility and a $250,000 tranche B term loan facility. The revolving credit facility and tranche A term loan facility were scheduled to mature in February 2017 and the tranche B term loan facility was scheduled to mature in February 2019. Proceeds received by the Company from loans made under the Credit Agreement were used for general corporate purposes and to repay in full all outstanding borrowings under the former credit agreement.

On May 30, 2012, the Borrower amended and restated its then existing Credit Agreement by entering into a new credit agreement (Term Loan Credit Agreement) and a new revolving credit agreement (ABL Credit Agreement) with certain commercial banks and other lenders. The Term Loan Credit Agreement provided for a $900,000 term loan B credit facility and a $125,000 uncommitted incremental term loan facility (Term Loan). The ABL Credit Agreement provided for borrowings under a $150,000 senior secured ABL revolving credit facility. The Term Loan Credit Agreement was scheduled to mature in May 2018 and the ABL Credit Agreement was scheduled to mature in May 2017. Proceeds received by the Company from loans under the Term Loan Credit Agreement, together with cash on hand, were used to repay amounts outstanding under the Company’s previous Credit Agreement and pay a special cash dividend of $6.00 per share on the Company’s common stock (refer to Note 17, “Special Cash Dividend” to the consolidated financial statements for additional details). The interest rate on the Term Loan was based upon either a base rate plus an applicable margin of 4.00% or adjusted LIBOR rate plus an applicable margin of 5.00%, subject to a LIBOR floor of 1.25%.

On May 31, 2013, the Borrower amended and restated its then existing Term Loan Credit Agreement by entering into a new term loan credit agreement (New Term Loan Credit Agreement) with certain commercial banks and other lenders. The New Term Loan Credit Agreement provides for a $1,200,000 term loan B credit facility (New Term Loan) and includes a $300,000 uncommitted incremental term loan facility. The New Term Loan Credit Agreement matures on May 31, 2020. Proceeds from the New Term Loan were used to repay amounts outstanding under the Company’s previous Term Loan Credit Agreement and to fund a special cash dividend of $5.00 per share on the Company’s common stock (refer to Note 17, “Special Cash Dividend” to the consolidated financial statements for additional details). Remaining funds from the New Term Loan were used for general corporate purposes and to pay related financing fees and expenses. The New Term Loan is guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries, GAC and the Company, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Borrower’s assets, including fixed assets and intangibles, and the assets of the guarantors (other than the Company), other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which will be secured by a second priority lien.

Prior to any voluntary prepayments, the New Term Loan amortized in equal installments of 0.25% of the original principal amount of the New Term Loan payable on the first day of April, July, October and January commencing on October 1, 2013 until the final maturity date of the New Term Loan on May 31, 2020. It initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans can be reduced to 1.50% and the applicable margin related to LIBOR rate loans can be reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the New Term Loan Credit Agreement, falls below 3.00 to 1.00 for that measurement period.

As the Borrower’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, the Company realized a 25 basis point reduction in borrowing costs during the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan. The gain was recorded as original issue discount on long-term borrowings in the consolidated balance sheets. The Borrower’s net debt leverage ratio as of December 31, 2014 continues to be below 3.00 to 1.00.

The New Term Loan Credit Agreement contains restrictions on the Borrower’s ability to pay distributions and dividends (but which permitted the payment of the special cash dividend described in Note 17, “Special Cash Dividend” to the consolidated financial statements). Payments can be made by the Borrower to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the New Term Loan Credit Agreement restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. The New Term Loan Credit Agreement also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The New Term Loan Credit Agreement does not contain any financial maintenance covenants.

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

Concurrent with the closing of the New Term Loan Credit Agreement on May 31, 2013, the Borrower amended its existing ABL Credit Agreement (New ABL Credit Agreement). The amendment provides for a one year extension of the maturity date in respect of the $150,000 senior secured ABL revolving credit facility provided under the ABL Credit Agreement (ABL Facility). The extended maturity date of the ABL Facility is May 31, 2018. Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company).

Borrowings under the ABL facility bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The New ABL Credit Agreement requires the Borrower to maintain a minimum consolidated fixed charge coverage ratio of 1.0x, tested on a quarterly basis, when Availability plus the amount of Qualified Cash (up to $5,000) (as defined in the New ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the New ABL Credit Agreement) or (ii) $10,000. The New ABL Credit Agreement also contains covenants and events of default substantially similar to those in the New Term Loan Credit Agreement, as described above. As of December 31, 2014, no amounts were outstanding under the ABL Facility. As of December 31, 2014, the Company had $189,761 of unrestricted cash and cash equivalents and $148,500 of availability under the ABL Facility, net of outstanding letters of credit.

In connection with the February 9, 2012 refinancing and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $10,409 of new debt issuance costs, recorded $1,386 of fees paid to creditors as a debt discount, expensed $1,407 of transaction fees and wrote-off $2,902 of unamortized debt issuance costs relating to the former credit agreement. In connection with the May 30, 2012 refinancing, the Company capitalized $15,309 of new debt issuance costs, recorded $18,000 of fees paid to creditors as a debt discount, expensed $801 of transaction fees and wrote-off $9,198 of unamortized debt issuance costs relating to the Credit Agreement. Amounts expensed were recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the year ended December 31, 2012.

In connection with the May 31, 2013 refinancing, the Company capitalized $21,824 of new debt issuance costs, recorded $13,797 of fees paid to creditors as a debt discount, expensed $7,100 of transaction fees and wrote-off $5,473 of unamortized debt issuance costs and original issue discount relating to the previous Term Loan Credit Agreement and ABL Credit Agreement. Amounts expensed were recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the year ended December 31, 2013. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the catch-up approach of the effective interest method.

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

On April 30, September 30 and December 31, 2014, the Company made voluntary prepayments of the New Term Loan of $12,000, $50,000 and $25,000, respectively, with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the New Term Loan Credit Agreement. As a result of the prepayments, the Company wrote off $2,084 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2014 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

As of December 31, 2014 and December 31, 2013, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $5,359 and $9,575 respectively.

12. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted shares. Except where the result would be anti-dilutive, dilutive earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits. The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2014	2013	2012

Net income (numerator)	$174,613	$174,539	$93,223
Weighted average shares (denominator)
Basic	68,538,248	68,081,632	67,360,632
Dilutive effect of stock compensation awards (1)	1,632,796	1,585,897	1,832,506
Diluted	70,171,044	69,667,529	69,193,138
Net income per share
Basic	$2.55	$2.56	$1.38
Diluted	$2.49	$2.51	$1.35

(1) Excludes approximately 81,600, 10,300 and 363,000 stock options and restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively, as the impact of such awards was anti-dilutive.

13. Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$38,161	$48,287	$34,170
State	1,645	5,648	3,854
Foreign	5,701	2,214	81
	45,507	56,149	38,105
Deferred:
Federal	42,474	42,003	21,972
State	(3,134)	5,523	3,048
Foreign	(1,462)	167	25
	37,878	47,693	25,045
Change in valuation allowance	364	335	(21)
Provision for income taxes	$83,749	$104,177	$63,129

The Company has been notified by the Internal Revenue Service of an income tax audit for the 2012 tax year. To date, field work has not commenced. As of December 31, 2014, due to the carryforward of net operating losses and research and development credits, the Company is open to U.S. Federal and state income tax examinations for the tax years 2006 through 2014. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2009 through 2014.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Goodwill and intangible assets	$23,624	$74,992
Accrued expenses	18,191	24,263
Deferred revenue	7,945	4,413
Inventories	6,306	4,483
Pension obligations	8,738	4,043
Stock-based compensation	8,628	6,609
Operating loss and credit carryforwards	10,047	976
Other	4,299	2,089
Valuation allowance	(1,385)	(1,021)
Total deferred tax assets	86,393	120,847

Deferred tax liabilities:
Depreciation	18,535	15,163
Debt refinancing costs	10,925	7,494
Prepaid expenses	1,032	1,183
Total deferred tax liabilities	30,492	23,840
Net deferred tax assets	$55,901	$97,007

The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows:

	December 31,
	2014	2013
Net current deferred tax assets	$22,841	$26,869
Net long-term deferred tax assets	47,894	86,125
Net long-term deferred tax liabilities	(13,449)	(14,966)
Valuation allowance	(1,385)	(1,021)
Net deferred tax assets	$55,901	$97,007

The net long-term deferred tax liabilities and valuation allowance are included in other long-term liabilities and deferred income taxes (noncurrent), respectively, in the consolidated balance sheets as of December 31, 2014 and 2013.

Generac Brazil, acquired as part of the Ottomotores acquisition, has generated net operating losses for multiple years as part of the start-up of the business. The realizability of the deferred tax assets associated with these net operating losses is uncertain so a valuation allowance was recorded in the opening balance sheet as of December 8, 2012 as well as at December 31, 2014 and 2013.

At December 31, 2014, the Company had state research and development credit, and state manufacturing credit carryforwards of approximately $15,610 and $2,424, respectively, which expire between 2017 and 2029.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

December 31,
2014
Unrecognized tax benefit, beginning of period	$-
Increase in unrecognized tax benefit for positions taken in current period	6,394
Unrecognized tax benefit, end of period	$6,394

At December 31, 2013 and 2012, the Company had no reserves recorded for uncertain tax positions.

The entire unrecognized tax benefit as of December 31, 2014, if recognized, would impact the effective tax rate.

Interest and penalties are recorded as a component of income tax expense. As of December 31, 2014, total interest of approximately $86 and penalties of approximately $263 associated with net unrecognized tax benefits are included in the Company’s consolidated balance sheet. There were no interest or penalties related to income taxes that had been accrued or recognized as of and for the years ended December 31, 2013 and 2012.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2015.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not provided for additional U.S. income taxes on approximately $9,139 of undistributed earnings of consolidated non-U.S. subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012

U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	3.1	3.7	4.1
Valuation allowance	0.2	0.2	-
Research and development credits	(5.0)	(0.6)	(0.2)
Other	(0.9)	(0.9)	1.5
Effective tax rate	32.4%	37.4%	40.4%

14. Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering full-time domestic employees of the Company and their dependents. Certain plans are partially or fully self-funded plans under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $11,701, $9,500, and $8,741 for the years ended December 31, 2014, 2013, and 2012, respectively. During 2014, the Company paid premiums of $2,700 for other standard medical benefits covering certain full-time employees.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company amended the 401(k) savings plans effective January 1, 2009, to add Company matching and non-elective contributions. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008. Both Company matching contributions and non-elective contributions are subject to vesting. Forfeitures may be applied against plan expenses. The Company recognized $3,400, $3,300 and $3,000 of expense related to this plan in 2014, 2013 and 2012, respectively.

Pension Plans

The Company has a frozen noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The benefits under the salaried plan are based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.

The Company uses a December 31 measurement date for the Pension Plans. The table that includes the accumulated benefit obligation; and reconciliation of the changes in projected benefit obligation, changes in plan assets and the funded status of the Pension Plans is as follows:

	Year Ended December 31,
	2014	2013

Accumulated benefit obligation at end of period	$68,376	$52,825

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$52,825	$59,744
Interest cost	2,591	2,423
Net actuarial loss (gain)	14,791	(7,695)
Benefits paid	(1,831	(1,647)
Projected benefit obligation at end of period	$68,376	$52,825

Change in plan assets
Fair value of plan assets at beginning of period	$42,440	$36,570
Actual return on plan assets	3,110	6,465
Company contributions	1,733	1,052
Benefits paid	(1,831	(1,647)
Fair value of plan assets at end of period	$45,452	$42,440

Funded status: accrued pension liability included in other long-term liabilities	$(22,924	$(10,385)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$(13,243	$(4,393)

The actuarial loss for the Pension Plans that was amortized from AOCI into net periodic (benefit) cost during 2014 is $106. The amount in AOCI as of December 31, 2014 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $1,228.

The components of net periodic pension (benefit) cost is as follows:

	Year Ended December 31,
	2014	2013	2012
Components of net periodic pension (benefit) cost:
Interest cost	$2,591	$2,423	$2,453
Expected return on plan assets	(2,933)	(2,520)	(2,398)
Amortization of net loss	106	1,108	909
Net periodic pension (benefit) cost	$(236)	$1,011	$964

Weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2014	2013
Discount rate - salaried pension plan	3.97%	4.98%
Discount rate - hourly pension plan	3.99%	5.01%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension (benefit) cost are as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate	5.01%	4.14%	4.65%
Expected long-term rate of return on plan assets	6.88	6.95	7.57
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

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

The Pension Plan’s weighted-average asset allocation at December 31, 2014 and 2013, by asset category, is as follows:

		December 31, 2014		December 31, 2013
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	24%	$7,400	16%	$7,307	17%
Domestic equity	49%	24,373	54%	23,903	56%
International equity	17%	8,869	19%	7,424	18%
Real estate	10%	4,810	11%	3,806	9%
Total	100%	$45,452	100%	$42,440	100%

The fair values of the Pension Plan's assets at December 31, 2014 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund	$42,267	$42,267	$-	$-
Other investments	3,185	-	-	3,185
Total	$45,452	$42,267	$-	$3,185

The fair values of the Pension Plan's assets at December 31, 2013 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund	$39,759	$39,759	$-	$-
Collective trust	2,681	-	2,681	-
Total	$42,440	$39,759	$2,681	$-

A reconciliation of beginning and ending balances for Level 3 assets for the year ended December 31, 2014 is as follows:

Other Investments
Balance as of December 31, 2013	$-
Purchases	3,100
Realized gains	85
Balance as of December 31, 2014	$3,185

Mutual Funds - This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio. The plan’s mutual funds are designed to track exchange indices, and invest in diverse industries. Some mutual funds are classified as regulated investment companies. Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. These investments are classified within Level 1 of the fair value hierarchy.

Other Investments - This category includes investments in limited partnerships and are valued at estimated fair value, as determined with the assistance of each respective limited partnership, based on the net asset value of the investment as of the balance sheet date, which is subject to judgment. The Net Asset Value (NAV) is classified within Level 3 of the fair value hierarchy.

Collective Trusts - This category includes public investment vehicles valued using the NAV provided by the administrator of the trust. The NAV is based on the value of the underlying assets owned by the trust, minus its liabilities, and then divided by the number of shares outstanding. The NAV of the trust is classified within Level 2 of the fair value hierarchy.

The Company’s target allocation for equity securities and real estate is generally between 65% - 85%, with the remainder allocated primarily to bonds. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company expects to make estimated contributions of $1,187 to the Pension Plans in 2015.

The following benefit payments are expected to be paid from the Pension Plans:

Year
2015	$1,888
2016	1,998
2017	2,185
2018	2,319
2019	2,430
2020 - 2024	14,500

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

15. Share Plans

The Company adopted an equity incentive plan on February 10, 2010 in connection with its initial public offering. The plan, as amended, allows for granting of up to 9.1 million stock-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards. Total share-based compensation expense related to the equity incentive plan was $12,612, $12,368 and $10,780 the years ended December 31, 2014, 2013 and 2012, respectively, net of estimated forfeitures, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2014 have an exercise price of between $42.20 per share and $59.01 per share, stock options granted in 2013 have an exercise price of between $29.81 per share and $48.36 per share, and the stock options granted in 2012 have an exercise price of between $15.94 per share and $32.05 per share. On June 21, 2013, the Company paid a special cash dividend of $5.00 per share on its common stock, and on June 29, 2012, the Company paid a special cash dividend of $6.00 per share on its common stock. In connection with these special dividends, and pursuant to the terms of the Company’s stock option plan, certain adjustments were made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock options as of the special dividend dates, were adjusted by the $5.00 and $6.00 special dividend amounts. There was no change to compensation expense as a result of these adjustments. Stock options issued in 2014, 2013 and 2012 vest in equal installments over four years, subject to the grantee’s continued employment or service and expire 10 years after the date of grant. Stock options issued in 2011 and 2010 vest in equal installments over five years, subject to the grantee’s continued employment or service and expire 10 years after the date of grant.

Beginning in 2011, stock option exercises are net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 235,644, 323,427 and 667,041 in 2014, 2013 and 2012, respectively, and were based on the value of the stock on the exercise dates as determined based upon an average of the Company’s high and low stock sales price on the exercise dates. Total payments for the employees’ tax obligations to the taxing authorities were $10,411, $8,449 and $6,425 in 2014, 2013 and 2012, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since there is limited history for the Company’s stock, expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Weighted average grant date fair value	$26.35	$16.30	$12.13

Assumptions:
Expected stock price volatility	45%	47%	45%
Risk free interest rate	1.90%	1.21%	1.22%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the years ended December 31, 2014, 2013 and 2012.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2011	4,308,545	$13.36	8.2	$63,193
Granted	256,112	21.28
Exercised	(1,113,827)	13.21
Expired	-	-
Forfeited	(10,788)	20.52
Outstanding as of December 31, 2012	3,440,042	8.44	9.5	$87,001

Granted	253,857	35.04
Exercised	(703,326)	6.05
Expired	(1,625)	20.94
Forfeited	(51,647)	17.02
Outstanding as of December 31, 2013	2,937,301	5.74	9.5	$148,369

Granted	187,189	57.21
Exercised	(549,282)	3.44
Expired	(259)	15.94
Forfeited	(32,810)	12.68
Outstanding as of December 31, 2014	2,542,139	9.94	8.5	$96,518

Exercisable as of December 31, 2014	1,210,861	4.22	8.4	$52,014

As of December 31, 2014, there was $7,794 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.4 years. Total share-based compensation cost related to the stock options for 2014, 2013 and 2012 was $8,509, $9,034 and $6,835, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – For awards issued prior to 2012, restricted stock awards vest in full on the third anniversary of the date of grant, subject to the grantee’s continued employment. Restricted stock awards issued in 2012 and after, vest in equal installments over three years, subject to the grantee’s continued employment or service. Restricted stock also includes performance shares, which were awarded for the first time in 2014. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of revenue growth and EBITDA margin, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2014 awards covers the years 2014 through 2016. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. In effect, the Company repurchases these shares and classifies as treasury stock, and uses the cash on behalf of the employees to satisfy the tax withholding requirements. Total shares withheld were approximately 34,854, 163,458 and zero in 2014, 2013 and 2012, respectively, and were based on the value of the stock on the vesting dates as determined based upon an average of the Company’s high and low stock sales price on the vesting dates. Total payments for the employees’ tax obligations to the taxing authorities were $1,770, $6,571 and zero in 2014, 2013 and 2012, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted share awards activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value

Non-vested as of December 31, 2011	489,302	$13.93
Granted	195,771	26.94
Vested	-	-
Forfeited	(20,002)	11.96
Non-vested as of December 31, 2012	665,071	17.75

Granted	112,494	37.82
Vested	(450,537)	14.21
Forfeited	(22,622)	25.36
Non-vested as of December 31, 2013	304,406	29.68

Granted	115,473	54.35
Vested	(105,123)	28.31
Forfeited	(47,472)	42.31
Non-vested as of December 31, 2014	267,284	38.72

As of December 31, 2014, there was $5,394 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.1 years. Total share-based compensation cost related to the restricted stock for 2014, 2013 and 2012 was $4,103, $3,074 and $3,645, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2014, 2013 and 2012, 8,869, 7,291 and 10,864 shares, respectively, of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants in 2014, 2013 and 2012 was $509, $260 and $300, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

16. Commitments and Contingencies

The Company leases certain computer equipment, automobiles, and warehouse space under operating leases with terms generally ranging between 3-5 years.

The approximate aggregate minimum rental commitments at December 31, 2014, are as follows:

Year	Amount
2015	$2,585
2016	2,567
2017	1,571
2018	264
2019	-
Total	$6,987

Total rent expense for the years ended December 31, 2014, 2013 and 2012, which includes short-term data processing equipment rentals, was approximately $4,102, $2,457, and $2,870, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2014 and 2013 was approximately $26,100 and $24,300, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17. Special Cash Dividends

On June 29, 2012, the Company used a portion of the proceeds from the May 30, 2012 debt refinancing (see Note 11, “Credit Agreements” to the consolidated financial statements) together with cash on its balance sheet to pay a special cash dividend of $6.00 per share on its common stock, resulting in payments totaling $404,332 to stockholders. Related dividends declared but unpaid as of December 31, 2014 of $731, which relate to dividends earned on unvested restricted stock awards, are included in other accrued liabilities in the consolidated balance sheet. Payment of these dividends will be made when the underlying restricted stock awards vest. The 2012 dividend was recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance as of the dividend declaration date.

On June 21, 2013, the Company used a portion of the proceeds from the May 31, 2013 debt refinancing (see Note 11, “Credit Agreements” to the consolidated financial statements) to pay a special cash dividend of $5.00 per share on its common stock, resulting in payments totaling $340,772 to stockholders. Related dividends declared but unpaid as of December 31, 2014 of $810, which relate to dividends earned on unvested restricted stock awards, are included in other accrued liabilities in the consolidated balance sheet. Payment of these dividends will be made when the underlying restricted stock awards vest. The balance of retained earnings as of the 2013 dividend declaration date was $4,934. As such, the dividends were first charged to retained earnings and dividends in excess of retained earnings were recorded as a reduction to additional paid-in capital.

In connection with the special dividends, and pursuant to the terms of the Company’s stock option plan, certain adjustments were made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock options at that time of the dividend was modified by the $6.00 and $5.00 special dividend amount, respectively, for the 2012 and 2013 special dividends. There was no change to compensation expense as a result of this adjustment.

18. Quarterly Financial Information (Unaudited)

	Quarters Ended 2014
	Q1	Q2	Q3	Q4
Net sales	$342,008	$362,609	$352,305	$403,997
Gross profit	119,514	128,012	130,283	138,410
Operating income	65,306	78,160	70,794	79,115
Net income	34,701	54,025	36,497	49,390
Net income per common share, basic:	$0.51	$0.79	$0.53	$0.72
Net income per common share, diluted:	$0.50	$0.77	$0.52	$0.70

	Quarters Ended 2013
	Q1	Q2	Q3	Q4
Net sales	$399,572	$346,688	$363,269	$376,236
Gross profit	153,462	130,953	139,463	145,682
Operating income	96,525	76,433	87,289	91,218
Net income	50,674	28,254	47,093	48,518
Net income per common share, basic:	$0.75	$0.41	$0.69	$0.71
Net income per common share, diluted:	$0.73	$0.40	$0.67	$0.69

19. Valuation and Qualifying Accounts

For the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Year	Reserves Assumed in Acquisition	Additions Charged to Earnings	Charges to Reserve, Net (1)	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$2,658	$209	$672	$(1,264)	$2,275
Reserves for inventory	6,558	2,282	2,797	(2,250)	9,387
Valuation of deferred tax assets	1,021	-	364	-	1,385

Year ended December 31, 2013
Allowance for doubtful accounts	$1,166	$496	$1,037	$(41)	$2,658
Reserves for inventory	6,999	1,131	72	(1,644)	6,558
Valuation of deferred tax assets	806	(120)	335	-	1,021

Year ended December 31, 2012
Allowance for doubtful accounts	$789	$383	$204	$(210)	$1,166
Reserves for inventory	4,717	1,694	1,785	(1,197)	6,999
Valuation of deferred tax assets	-	827	(21)	-	806

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014. In conducting this assessment, our management excluded the Powermate and MAC businesses because they were not acquired until the third and fourth quarters of 2014, respectively.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2014. Its report appears in the consolidated financial statements included in this Annual Report on Form 10-K on page 39.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 - Business - Executive Officers”, will be included in our 2015 Proxy Statement, and is incorporated by reference herein.

Item 11.   Executive Compensation

The information required by this item will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld
Aaron Jagdfeld	President, Chief Executive Officer and Director	February 27, 2015
/s/ York A. Ragen
York A. Ragen	Chief Financial Officer and Chief Accounting Officer	February 27, 2015
/s/ Todd A. Adams
Todd A. Adams	Director	February 27, 2015

/s/ John D. Bowlin
John D. Bowlin	Director	February 27, 2015

/s/ Ralph W. Castner
Ralph W. Castner	Director	February 27, 2015

/s/ Robert D. Dixon
Robert D. Dixon	Director	February 27, 2015

/s/ Barry J. Goldstein
Barry J. Goldstein	Director	February 27, 2015

/s/ Andrew G. Lampereur
Andrew G. Lampereur	Director	February 27, 2015

/s/ Bennett Morgan
Bennett Morgan	Director	February 27, 2015

/s/ David Ramon
David Ramon	Director	February 27, 2015

/s/ Timothy Walsh
Timothy Walsh	Director	February 27, 2015

EXHIBIT INDEX

Exhibits Number	Description

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

Exhibits Number	Description

10.7

Amendment No. 1 dated as of May 31, 2013 to the Credit Agreement, dated as of May 30, 2012, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013)

10.8	First Amendment to the Guarantee and Collateral Agreement, dated as of May 31, 2013, to that certain Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.9+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.10+	Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

10.11+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.12+	Amended and Restated Employment Agreement, dated January 14, 2010, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.65 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.13+	Employment Letter with Terrence Dolan (incorporated by reference to Exhibit 10.62 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.14+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.15	Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.16+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.17+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.18+	Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.19+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.20+	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.21	Form of Generac Holdings Inc. Director Indemnification Agreement for Stephen Murray and Timothy Walsh (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

Exhibits Number		Description

10.22

Form of Generac Holdings Inc. Director Indemnification Agreement for Barry Goldstein, John D. Bowlin, Robert Dixon, David Ramon, Timothy W. Sullivan, Bennett Morgan, Todd A. Adams, Andrew G. Lampereur and Ralph W. Castner (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

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

10.25+		Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2014).

21.1*		List of Subsidiaries of Generac Holdings Inc.

23.1*		Consent of Ernst & Young, Independent Registered Public Accounting Firm.

31.1*		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (v) Notes to Consolidated Financial Statements.

	*	Filed herewith.
	**	Furnished herewith.
	+	Indicates management contract or compensatory plan or arrangement.