Form 10-Q
period 2015-03-31
GENERAC HOLDINGS INC.
filed 2015-05-08
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 69,151,180 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$150,085	$189,761
Accounts receivable, less allowance for doubtful accounts	158,190	189,107
Inventories	356,929	319,385
Deferred income taxes	30,323	22,841
Prepaid expenses and other assets	9,001	9,384
Total current assets	704,528	730,478

Property and equipment, net	171,384	168,821

Customer lists, net	38,231	41,002
Patents, net	54,889	56,894
Other intangible assets, net	3,848	4,298
Trade names, net	182,761	182,684
Goodwill	635,565	635,565
Deferred financing costs, net	15,002	16,243
Deferred income taxes	36,093	46,509
Other assets	71	48
Total assets	$1,842,372	$1,882,542

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,103	$5,359
Accounts payable	135,099	132,248
Accrued wages and employee benefits	14,944	17,544
Other accrued liabilities	80,945	84,814
Current portion of long-term borrowings and capital lease obligations	506	557
Total current liabilities	234,597	240,522

Long-term borrowings and capital lease obligations	1,033,610	1,082,101
Deferred income taxes	15,134	13,449
Other long-term liabilities	56,338	56,671
Total liabilities	1,339,679	1,392,743

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,405,617 and 69,122,271 shares issued at March 31, 2015 and December 31, 2014, respectively	694	691
Additional paid-in capital	438,038	434,906
Treasury stock, at cost	(11,449)	(8,341)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	300,111	280,426
Accumulated other comprehensive loss	(22,585)	(15,767)
Total stockholders’ equity	502,693	489,799
Total liabilities and stockholders’ equity	$1,842,372	$1,882,542

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$311,818	$342,008
Costs of goods sold	209,215	222,494
Gross profit	102,603	119,514

Operating expenses:
Selling and service	30,128	27,969
Research and development	8,163	7,746
General and administrative	14,206	13,148
Amortization of intangible assets	5,195	5,345
Total operating expenses	57,692	54,208
Income from operations	44,911	65,306

Other (expense) income:
Interest expense	(11,268)	(11,689)
Investment income	37	39
Loss on extinguishment of debt	(1,368)	–
Other, net	(1,609)	568
Total other expense, net	(14,208)	(11,082)

Income before provision for income taxes	30,703	54,224
Provision for income taxes	11,018	19,523
Net income	$19,685	$34,701

Net income per common share - basic:	$0.29	$0.51
Weighted average common shares outstanding - basic:	68,806,337	68,421,800

Net income per common share - diluted:	$0.28	$0.50
Weighted average common shares outstanding - diluted:	70,088,935	70,008,490

Comprehensive income	$12,867	$34,272

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating Activities
Net income	$19,685	$34,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,839	3,230
Amortization of intangible assets	5,195	5,345
Amortization of original issue discount	987	452
Amortization of deferred financing costs	718	751
Loss on extinguishment of debt	1,368	–
Provision for losses on accounts receivable	8	67
Deferred income taxes	3,182	12,606
Loss on disposal of property and equipment	1	62
Share-based compensation expense	2,508	3,322
Net changes in operating assets and liabilities:
Accounts receivable	31,930	(17,324)
Inventories	(37,472)	7,931
Other assets	255	369
Accounts payable	2,619	4,459
Accrued wages and employee benefits	(2,304)	(11,557)
Other accrued liabilities	(456)	(1,533)
Excess tax benefits from equity awards	(6,806)	(6,528)
Net cash provided by operating activities	25,257	36,353

Investing Activities
Proceeds from sale of property and equipment	29	6
Expenditures for property and equipment	(6,528)	(4,925)
Acquisition of business	374	–
Net cash used in investing activities	(6,125)	(4,919)

Financing Activities
Proceeds from short-term borrowings	4,000	4,000
Repayments of short-term borrowings	(6,256)	(6,571)
Repayments of long-term borrowings and capital lease obligations	(50,375)	(3,326)
Payment of debt issuance costs	–	(4)
Cash dividends paid	(1,427)	(334)
Taxes paid related to the net share settlement of equity awards	(9,304)	(8,152)
Excess tax benefits from equity awards	6,806	6,528
Net cash used in financing activities	(56,556)	(7,859)

Effect of exchange rate changes on cash and cash equivalents	(2,252)	18

Net increase (decrease) in cash and cash equivalents	(39,676)	23,593
Cash and cash equivalents at beginning of period	189,761	150,147
Cash and cash equivalents at end of period	$150,085	$173,740

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

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

Over the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of these acquisitions include the following:

●

On October 3, 2011, the Company acquired substantially all of the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industrial applications. The Magnum business is a strategic fit for the Company as it provides diversification, with the introduction of new engine powered products, distribution channels and end markets.

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

●

On November 1, 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW, which expands the Company’s commercial and industrial product lines.

●

On September 2, 2014, the Company acquired the equity of Pramac America LLC (Powermate), resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. This acquisition expands Generac’s residential product portfolio in the portable generator category.

●

On October 1, 2014, the Company acquired MAC, Inc. (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters for the United States and Canadian markets. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. The effective date of January 1, 2017 is currently under review based on the FASB’s recent decision to propose a one-year deferral. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance should be applied on a retrospective basis, and is effective for the Company in 2016. The Company expects that this guidance will only affect the classification of debt issuance costs on its balance sheets and will have no impact on its results of operations.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, which requires all derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

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

The Company primarily utilizes commodity contracts with maturities of less than eighteen months. These are intended to offset the effect of price fluctuations on actual inventory purchases. At March 31, 2015, December 31, 2014 and March 31, 2014, the Company had three commodity contracts outstanding, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three months ended March 31, 2015 and 2014 were $726 and $326, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had four, one and two foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three months ended March 31, 2015 and 2014 were $321 and $42, respectively.

Interest Rate Swaps

On October 23, 2013, the Company entered into two interest rate swap agreements, and on May 19, 2014, the Company entered into an additional interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL). The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2015	December 31, 2014
Commodity contracts	$(898)	$(515)
Foreign currency contracts	(321)	(149)
Interest rate swaps	(3,119)	(1,045)

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2015 and December 31, 2014 is a liability of $4,392 and $1,727, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of losses recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three months ended March 31, 2015 and 2014 was $1,272 and $500, respectively. The amount of losses recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three months ended March 31, 2015 and 2014 was $1,047 and $368, respectively.

3. Fair Value Measurements

ASC 820-10, Fair Value Measurement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings), excluding long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $1,032,326, was approximately $1,027,164 (Level 2) at March 31, 2015, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the assets and liabilities measured on a recurring basis, see the fair value table in Note 2, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

4. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2015 and 2014, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(5,546)	-	(1,272	) (1)	(6,818)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(5,546)	-	(1,272)		(6,818)
Ending Balance – March 31, 2015	$(7,424)	$(13,243)	$(1,918)		$(22,585)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774		$(2,415)
Other comprehensive income (loss) before reclassifications	71	-	(500	) (2)	(429)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	71	-	(500)		(429)
Ending Balance – March 31, 2014	$1,275	$(4,393)	$274		$(2,844)

(1)	Represents unrealized losses of $(2,074), net of tax benefit of $802 for the three months ended March 31, 2015.
(2)	Represents unrealized losses of $(783), net of tax benefit of $283 for the three months ended March 31, 2014.

5. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production and design processes, and methods of distribution. The Company’s sales in the United States represented approximately 86% and 85% of total sales for the three months ended March 31, 2015 and 2014, respectively. Approximately 91% and 90% of the Company’s identifiable long-lived assets are located in the United States at March 31, 2015 and December 31, 2014, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Three Months Ended March 31,
	2015	2014

Residential products	$156,835	$163,969
Commercial & industrial products	133,763	157,370
Other	21,220	20,669
Total	$311,818	$342,008

6. Balance Sheet Details

Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw material	$195,790	$184,407
Work-in-process	6,831	8,798
Finished goods	164,541	135,567
Reserves for excess and obsolete	(10,233)	(9,387)
Total	$356,929	$319,385

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014

Land and improvements	$7,861	$7,803
Buildings and improvements	102,376	102,254
Machinery and equipment	66,261	65,240
Dies and tools	17,863	16,897
Vehicles	1,391	1,383
Office equipment and systems	26,730	21,990
Leasehold improvements	2,542	2,535
Construction in progress	20,172	20,120
Gross property and equipment	245,196	238,222
Accumulated depreciation	(73,812)	(69,401)
Total	$171,384	$168,821

7. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additionally, the Company sells extended warranty coverage for certain products. The sales of extended warranties are recorded as deferred revenue, which is recognized over the life of the contracts.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of period	$30,909	$33,734
Payments	(5,433)	(6,723)
Provision for warranties issued	4,549	6,039
Changes in estimates for pre-existing warranties	(748)	(1,143)
Balance at end of period	$29,277	$31,907

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of period	$27,193	$23,092
Deferred revenue on extended warranty contracts sold	1,380	2,219
Amortization of deferred revenue on extended warranty contracts	(1,042)	(679)
Balance at end of period	$27,531	$24,632

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2015	2014
Product warranty liability
Current portion - other accrued liabilities	$22,893	$24,143
Long-term portion - other long-term liabilities	6,384	6,766
Total	$29,277	$30,909

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$4,857	$4,519
Long-term portion - other long-term liabilities	22,674	22,674
Total	$27,531	$27,193

8. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2015	2014

ABL facility	$-	$-
Other lines of credit	3,103	5,359
Total	$3,103	$5,359

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2015	2014

Term loan	$1,054,000	$1,104,000
Original issue discount	(22,029)	(23,861)
Capital lease obligation	1,790	2,059
Other	355	460
Total	1,034,116	1,082,658
Less: current portion of debt	355	389
Less: current portion of capital lease obligation	151	168
Total	$1,033,610	$1,082,101

The Company’s credit agreements provide for a $1,200,000 term loan B credit facility (Term Loan) and include a $300,000 uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan is guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries, GAC and the Company, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Borrower’s assets, including fixed assets and intangibles, and the assets of the guarantors (other than the Company), other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. As of March 31, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period.

Since the Borrower’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, the Company realized a 25 basis point reduction in borrowing costs for the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan. The Borrower’s net debt leverage ratio as of March 31, 2015 was below 3.00 to 1.00.

The Company’s credit agreements also provide for a $150,000 senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is May 31, 2018. Borrowings under the ABL Facility are guaranteed by all of the Borrower’s wholly-owned domestic restricted subsidiaries and GAC, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Borrower, certain domestic subsidiaries of the Borrower and the guarantors (other than the Company). As of March 31, 2015, the Company is in compliance with all covenants of the ABL Facility.

ABL Facility borrowings bear interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. As of March 31, 2015, no amounts were outstanding under the ABL Facility. As of March 31, 2015, the Company’s liquidity included $148,500 of availability under the ABL Facility, net of outstanding letters of credit, as well as $150,085 of unrestricted cash and cash equivalents.

On April 30, September 30 and December 31, 2014, the Company made voluntary prepayments of the Term Loan of $12,000, $50,000 and $25,000, respectively, which was applied to future principal amortizations and the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $2,084 of original issue discount and capitalized debt issuance costs in 2014 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

On March 30, 2015, the Company made a voluntary prepayment of the Term Loan of $50,000 that will be applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayment, the Company wrote off $1,368 of original issue discount and capitalized debt issuance costs in the first quarter of 2015 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

As of March 31, 2015 and December 31, 2014, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $3,103 and $5,359, respectively.

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

	Three Months Ended March 31,
	2015	2014

Net income (numerator)	$19,685	$34,701
Weighted average shares (denominator)
Basic	68,806,337	68,421,800
Dilutive effect of stock compensation awards (1)	1,282,598	1,586,690
Diluted	70,088,935	70,008,490
Net income per share
Basic	$0.29	$0.51
Diluted	$0.28	$0.50

(1) Excludes approximately 89,100 stock options and 200 shares of restricted stock for the three month period ended March 31, 2015, as the impact of such awards was anti-dilutive. Excludes approximately 22,000 stock options and 400 shares of restricted stock for the three month period ended March 31, 2014, as the impact of such awards was anti-dilutive.

10. Income Taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 35.9% and 36.0%, respectively.

11. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2015 and December 31, 2014 was approximately $30,500 and $26,100, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

●	our business, financial and operating results, and future economic performance;
●	proposed new product and service offerings; and
●	management's goals, expectations and objectives and other similar expressions concerning matters that are not historical facts.

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	demand for our products;
●	frequency and duration of power outages;
●	availability, cost and quality of raw materials and key components used in producing our products;
●	the impact on our results of possible fluctuations in interest rates and foreign currency exchange rates;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	competitive factors in the industry in which we operate;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls; and
●	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside the generator market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of power washers for residential and commercial use.

Over the past several years, the Company has executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.

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

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment (ROI) driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to accelerate the penetration of standby generators in the light-commercial market. Also, the importance of backup power for telecommunications infrastructure is increasing due to the growing demand for uninterrupted voice and data services. Also, in recent years, a more stringent regulatory environment around the flaring of natural gas at oil & gas drilling and production sites has been a catalyst for increased demand for natural gas fueled generators, including mobile solutions. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

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

Impact of business capital investment cycle.   The market for our commercial and industrial products is affected by the overall capital investment cycle, including non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for our products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions and credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper, aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are borne by our customers and in other cases are paid by us.

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

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements and repayments of indebtedness. Additionally, cash interest expense decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the 25 basis point reduction in borrowing costs during the second quarter of 2014 as a result of our net debt leverage ratio, as defined in our Term Loan, falling below 3.0 times.

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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2015	2014

Net sales	$311,818	$342,008
Cost of goods sold	209,215	222,494
Gross profit	102,603	119,514
Operating expenses:
Selling and service	30,128	27,969
Research and development	8,163	7,746
General and administrative	14,206	13,148
Amortization of intangible assets	5,195	5,345
Total operating expenses	57,692	54,208
Income from operations	44,911	65,306
Total other expense, net	(14,208)	(11,082)
Income before provision for income taxes	30,703	54,224
Provision for income taxes	11,018	19,523
Net income	$19,685	$34,701

Residential power products	$156,835	$163,969
Commercial & industrial power products	133,763	157,370
Other	21,220	20,669
Net sales	$311,818	$342,008

Net sales.  Net sales decreased $30.2 million, or 8.8%, to $311.8 million for the three months ended March 31, 2015 from $342.0 million for the three months ended March 31, 2014. Residential product sales for the first quarter of 2015 were $156.8 million as compared to $164.0 million for the first quarter of 2014. The decline was primarily driven by a power outage severity environment during the current year that was well below normalized levels and prior year, resulting in fewer shipments of portable generators. Additionally, although shipments for home standby generators were approximately flat during the quarter, heavy snow and colder temperatures in certain key regions limited growth for the category as installations were slowed by these conditions. Commercial and industrial (C&I) product sales for the first quarter of 2015 were $133.8 million as compared to $157.4 million for the comparable period in 2014. The decline was primarily due to reduced shipments to telecom national account customers in the current year as a result of lower capital spending by certain of these customers and, to a lesser extent, reduced sales into oil & gas markets. Partially offsetting these declines were contributions from recent acquisitions and growth in Latin America.

Gross profit.  Gross profit margin for the first quarter of 2015 was 32.9% compared to 34.9% in the prior-year first quarter. The decline was driven by a number of factors including a temporary increase in certain costs associated with the slowdown of activity in west coast ports, unfavorable absorption of manufacturing overhead-related costs, mark-to-market adjustments on commodity forward contracts and the impact from recent acquisitions; partially offset by a more favorable mix of residential products.

Operating expenses.  Operating expenses increased $3.5 million, or 6.4%, to $57.7 million for the three months ended March 31, 2015 from $54.2 million for the three months ended March 31, 2014. The increase was primarily driven by increased marketing and advertising expenses, and the addition of recurring operating expenses associated with recent acquisitions.

Other expense.  Other expense increased $3.1 million, or 28.2%, to $14.2 million for the three months ended March 31, 2015 from $11.1 million for the three months ended March 31, 2014. During the first quarter of 2015, a voluntary $50 million prepayment of term loan debt was made, which resulted in a non-cash $1.4 million loss on extinguishment of debt.

Provision for income taxes.   Income tax expense was $11.0 million for the three months ended March 31, 2015 compared to $19.5 million for the three months ended March 31, 2014. The decrease was primarily driven by lower pre-tax income during the first quarter of 2015 compared to the first quarter of 2014. The effective income tax rates for the three months ended March 31, 2015 and 2014 were 35.9% and 36.0%, respectively.

Net income.  Due to the factors outlined above, we generated net income of $19.7 million for the three months ended March 31, 2015 compared to $34.7 million for the three months ended March 31, 2014.

Adjusted EBITDA.  Adjusted EBITDA decreased $20.4 million or 26.3%, to $57.1 million for the three months ended March 31, 2015 from $77.5 million for the three months ended March 31, 2014, due to the factors outlined above.

Adjusted Net Income.  Adjusted Net Income of $34.1 million for the three months ended March 31, 2015 decreased 32.7% from $50.7 million for the three months ended March 31, 2014, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operating activities and, if necessary, borrowings under our ABL Facility.

The Company’s credit agreement provides for a $1.2 billion Term Loan and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Borrowers’ net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Borrower’s net debt leverage ratio as of March 31, 2015 was below 3.00 to 1.00. As of March 31, 2015, the Company is in compliance with all covenants of the Term Loan.

The Company’s credit agreements also provide for a $150.0 million ABL Facility. The maturity date of the ABL Facility is May 31, 2018. As of March 31, 2015, no amounts were outstanding under the ABL Facility. As of March 31, 2015, the Company is in compliance with all covenants of the ABL Facility.

For additional information regarding our credit agreements and their potential impact, see Note 8, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2015, we had cash and cash equivalents on hand of $150.1 million and $148.5 million of availability under our revolving credit facility, net of outstanding letters of credit.

Long-term Liquidity

We believe that our cash flow from operations and availability under the ABL Facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change

Net cash provided by operating activities	$25,257	$36,353	$(11,096)	(30.5)%
Net cash used in investing activities	(6,125)	(4,919)	(1,206)	(24.5)%
Net cash used in financing activities	(56,556)	(7,859)	(48,697)	(619.6)%

Net cash provided by operating activities was $25.3 million for the three months ended March 31, 2015 compared to $36.4 million for the three months ended March 31, 2014. This 30.5% decrease was primarily driven by lower operating income in the current year, partially offset by a reduction in working capital use in the first quarter of 2015 compared to the prior year period.

Net cash used in investing activities was $6.1 million for the three months ended March 31, 2015, which primarily related to the purchase of property and equipment. Net cash used in investing activities was $4.9 million for the three months ended March 31, 2014, which primarily related to the purchase of property and equipment.

Net cash used in financing activities was $56.6 million for the three months ended March 31, 2015, primarily representing $56.6 million of debt repayments ($50.4 million of long-term borrowings and $6.2 million of short-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings. In addition, the Company paid $9.3 million related to the net share settlement of equity awards which was partially offset by $6.8 million of cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities was $7.9 million for the three months ended March 31, 2014, primarily representing $9.9 million of debt repayments ($6.6 million of short-term borrowings and $3.3 million of long-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings. In addition, the Company paid $8.2 million related to the net share settlement of equity awards which was partially offset by $6.5 million of cash inflow related to the excess tax benefits of equity awards.

Contractual Obligations

During the three months ended March 31, 2015, the Company made a $50.0 million voluntary prepayment of its Term Loan. Refer to Note 8, “Credit Agreements,” to the condensed consolidated financial statements for further information. Other than this debt prepayment, there have been no material changes to our contractual obligations since the February 27, 2015 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 27, 2015 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 27, 2015 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in preparing the financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty and other contingencies; derivative accounting; income taxes and share based compensation.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of Adjusted EBITDA is based on the definition of EBITDA contained in both the Term Loan and ABL Facility, dated as of May 31, 2013, which is substantially the same definition that was contained in the Company’s previous credit agreements.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2015 proxy statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of the Company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan and ABL Facility, and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

•

we do not consider indicative of our ongoing operating performance, such as non-cash write-down and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
•	are non-cash in nature, such as share-based compensation.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our Board of Directors in the context of the board's review of our quarterly financial statements and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Term Loan and ABL Facility credit agreements, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2015	2014

Net income	$19,685	$34,701
Interest expense	11,268	11,689
Depreciation and amortization	9,034	8,575
Provision for income taxes	11,018	19,523
Non-cash write-down and other adjustments (a)	1,572	(554)
Non-cash share-based compensation expense (b)	2,508	3,322
Loss on extinguishment of debt (c)	1,368	-
Transaction costs and credit facility fees (d)	201	203
Other	484	39
Adjusted EBITDA	$57,138	$77,498

(a)   Represents the following non-cash charges for the three months ended March 31, 2015 and 2014: losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and foreign currency related adjustments.

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●	The loss on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations; and
●

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

(c)  Represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to a voluntary debt prepayment.

(d) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and revolving credit facility commitment fees under our Term Loan and ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

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

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company’s operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations, our cash flows, and the factors and trends affecting our business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2015	2014

Net income	$19,685	$34,701
Provision for income taxes	11,018	19,523
Income before provision for income taxes	30,703	54,224
Amortization of intangible assets	5,195	5,345
Amortization of deferred financing costs and original issue discount	1,705	1,203
Loss on extinguishment of debt	1,368	-
Transaction costs and other purchase accounting adjustments (a)	263	(187)
Adjusted net income before provision for income taxes	39,234	60,585
Cash income tax expense (b)	(5,115)	(9,870)
Adjusted net income	$34,119	$50,715

Adjusted net income per common share - diluted:	$0.49	$0.72
Weighted average common shares outstanding - diluted:	70,088,935	70,008,490

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing. Also includes certain purchase accounting adjustments.

(b) Amount for the three months ended March 31, 2015 is based on an anticipated cash income tax rate of approximately 17% for the full year-ended 2015. Amount for the three months ended March 31, 2014 is based on an anticipated cash income tax rate of approximately 19% for the full year-ended 2014.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

We refer you to Note 2, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2015, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 27, 2015 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three months ended March 31, 2015. The following table summarizes our stock repurchase activity for the three months ended March 31, 2015, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2015 – 01/31/2015	-	-	N/A	N/A
02/01/2015 – 02/28/2015	54,951	$50.16	N/A	N/A
03/01/2015 – 03/31/2015	7,208	48.67	N/A	N/A
Total	62,159	$49.99

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Dated: May 8, 2015

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**     Furnished herewith.