Form 10-Q
period 2015-06-30
GENERAC HOLDINGS INC.
filed 2015-08-07
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 69,247,223 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$155,575	$189,761
Accounts receivable, less allowance for doubtful accounts	160,475	189,107
Inventories	385,848	319,385
Deferred income taxes	32,088	22,841
Prepaid expenses and other assets	12,944	9,384
Total current assets	746,930	730,478

Property and equipment, net	174,655	168,821

Customer lists, net	33,634	41,002
Patents, net	51,676	56,894
Other intangible assets, net	4,189	4,298
Trade names, net	177,006	182,684
Goodwill	639,002	635,565
Deferred financing costs, net	13,554	16,243
Deferred income taxes	30,700	46,509
Other assets	41	48
Total assets	$1,871,387	$1,882,542

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,993	$5,359
Accounts payable	149,445	132,248
Accrued wages and employee benefits	15,531	17,544
Other accrued liabilities	77,626	84,814
Current portion of long-term borrowings and capital lease obligations	407	557
Total current liabilities	246,002	240,522

Long-term borrowings and capital lease obligations	1,035,237	1,082,101
Deferred income taxes	14,809	13,449
Other long-term liabilities	55,529	56,671
Total liabilities	1,351,577	1,392,743

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,509,423 and 69,122,271 shares issued at June 30, 2015 and December 31, 2014, respectively	695	691
Additional paid-in capital	440,033	434,906
Treasury stock, at cost	(11,501)	(8,341)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	314,955	280,426
Accumulated other comprehensive loss	(22,256)	(15,767)
Total stockholders’ equity	519,810	489,799
Total liabilities and stockholders’ equity	$1,871,387	$1,882,542

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$288,360	$362,609	$600,178	$704,617
Costs of goods sold	192,463	234,597	401,678	457,091
Gross profit	95,897	128,012	198,500	247,526

Operating expenses:
Selling and service	28,474	29,115	58,602	57,084
Research and development	8,412	8,012	16,575	15,758
General and administrative	13,564	12,503	27,770	25,651
Amortization of intangible assets	5,980	5,099	11,175	10,444
Gain on remeasurement of contingent consideration	–	(4,877)	–	(4,877)
Total operating expenses	56,430	49,852	114,122	104,060
Income from operations	39,467	78,160	84,378	143,466

Other (expense) income:
Interest expense	(10,763)	(11,428)	(22,031)	(23,117)
Investment income	35	42	72	81
Loss on extinguishment of debt	(3,427)	–	(4,795)	–
Gain on change in contractual interest rate	–	16,014	–	16,014
Other, net	(1,840)	(366)	(3,449)	202
Total other expense, net	(15,995)	4,262	(30,203)	(6,820)

Income before provision for income taxes	23,472	82,422	54,175	136,646
Provision for income taxes	8,628	28,397	19,646	47,920
Net income	$14,844	$54,025	$34,529	$88,726

Net income per common share - basic:	$0.22	$0.79	$0.50	$1.30
Weighted average common shares outstanding - basic:	68,961,877	68,538,251	68,886,672	68,481,682

Net income per common share - diluted:	$0.21	$0.77	$0.49	$1.27
Weighted average common shares outstanding - diluted:	70,063,063	70,087,976	70,099,940	70,088,438

Comprehensive income	$15,173	$52,730	$28,040	$87,002

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating Activities
Net income	$34,529	$88,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,988	6,512
Amortization of intangible assets	11,175	10,444
Amortization of original issue discount	1,948	1,514
Amortization of deferred financing costs	1,396	1,507
Loss on extinguishment of debt	4,795	–
Gain on change in contractual interest rate	–	(16,014)
Gain on remeasurement of contingent consideration	–	(4,877)
Provision for losses on accounts receivable	263	115
Deferred income taxes	8,935	28,145
Loss on disposal of property and equipment	22	95
Share-based compensation expense	5,090	6,203
Net changes in operating assets and liabilities:
Accounts receivable	29,944	(38,924)
Inventories	(66,312)	12,460
Other assets	(3,198)	839
Accounts payable	17,377	6,717
Accrued wages and employee benefits	(1,735)	(10,427)
Other accrued liabilities	(1,744)	(521)
Excess tax benefits from equity awards	(8,894)	(7,229)
Net cash provided by operating activities	41,579	85,285

Investing Activities
Proceeds from sale of property and equipment	88	7
Expenditures for property and equipment	(14,258)	(13,317)
Acquisition of business	233	(429)
Net cash used in investing activities	(13,937)	(13,739)

Financing Activities
Proceeds from short-term borrowings	9,000	4,000
Proceeds from long-term borrowings	100,000	–
Repayments of short-term borrowings	(11,366)	(7,066)
Repayments of long-term borrowings and capital lease obligations	(150,453)	(18,567)
Payment of debt issuance costs	(2,060)	(4)
Cash dividends paid	(1,427)	(459)
Taxes paid related to the net share settlement of equity awards	(12,347)	(8,950)
Excess tax benefits from equity awards	8,894	7,229
Proceeds from exercise of stock options	7	–
Net cash used in financing activities	(59,752)	(23,817)

Effect of exchange rate changes on cash and cash equivalents	(2,076)	83

Net (decrease) increase in cash and cash equivalents	(34,186)	47,812
Cash and cash equivalents at beginning of period	189,761	150,147
Cash and cash equivalents at end of period	$155,575	$197,959

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Generac Holdings Inc. (the Company) is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial, industrial, oil & gas, and construction markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

The Company has executed a number of acquisitions that support our strategic plan (as defined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014). A summary of these acquisitions include the following:

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

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. In July 2015, the FASB voted to extend the original effective date of the ASU for an additional year. The guidance is effective for the Company in 2018, pending finalization of the FASB's one-year deferral. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

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

2. Acquisitions

Acquisition of MAC

On October 1, 2014, a subsidiary of the Company acquired MAC for a purchase price, net of cash acquired of $55,690. Headquartered in Bismarck, North Dakota, MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition was funded solely through cash.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2014 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $49,378 of intangible assets, including approximately $25,898 of goodwill, as of the acquisition date. The purchase price allocation was updated during the second quarter of 2015, resulting in a $3,272 decrease to total intangible assets and an increase of $3,437 to goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of MAC for the three and six month periods ended June 30, 2015.

3. Derivative Instruments and Hedging Activities

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

Commodities

The primary objectives of the commodity risk management activities are to understand and mitigate the impact of potential price fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, it attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of commodity derivatives to protect against exposure resulting from significant price fluctuations in raw materials.

The Company primarily utilizes commodity contracts with maturities of less than eighteen months. These are intended to offset the effect of price fluctuations on actual inventory purchases. At June 30, 2015, December 31, 2014 and June 30, 2014, the Company had three, three and two commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three and six months ended June 30, 2015 were $315 and $1,041, respectively. Net (gains) losses recognized for the three and six months ended June 30, 2014 were $(279) and $47, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company had two, one and two foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three and six months ended June 30, 2015 were $37 and $358, respectively. Net losses recognized for the three and six months ended June 30, 2014 were $55 and $97, respectively.

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

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2015	December 31, 2014
Commodity contracts	$(979)	$(515)
Foreign currency contracts	(41)	(149)
Interest rate swaps	(2,688)	(1,045)

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2015 and December 31, 2014 is a liability of $3,755 and $1,727, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of (gains) losses recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and six months ended June 30, 2015 were $(266) and $1,006, respectively. The amount of losses for the three and six months ended June 30, 2014 were $1,208 and $1,708, respectively.

The amount of losses recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and six months ended June 30, 2015 were $352 and $1,399, respectively. The amount of (gains) losses for the three and six months ended June 30, 2014 were $(224) and $144, respectively.

4. Fair Value Measurements

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $933,826, was approximately $925,655 (Level 2) at June 30, 2015, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the assets and liabilities measured on a recurring basis, see the fair value table in Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2015 and 2014, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – April 1, 2015	$(7,424)	$(13,243)	$(1,918)	$(22,585)
Other comprehensive income before reclassifications	63	-	266 (1)	329
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	63	-	266	329
Ending Balance – June 30, 2015	$(7,361)	$(13,243)	$(1,652)	$(22,256)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2014	$1,275	$(4,393)	$274		$(2,844)
Other comprehensive loss before reclassifications	(87)	-	(1,208	) (2)	(1,295)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(87)	-	(1,208)		(1,295)
Ending Balance – June 30, 2014	$1,188	$(4,393)	$(934)		$(4,139)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(5,483)	-	(1,006	) (3)	(6,489)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(5,483)	-	(1,006)		(6,489)
Ending Balance – June 30, 2015	$(7,361)	$(13,243)	$(1,652)		$(22,256)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774		$(2,415)
Other comprehensive loss before reclassifications	(16)	-	(1,708	) (4)	(1,724)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(16)	-	(1,708)		(1,724)
Ending Balance – June 30, 2014	$1,188	$(4,393)	$(934)		$(4,139)

(1)	Represents unrealized gains of $431, net of tax effect of $(165) for the three months ended June 30, 2015.
(2)	Represents unrealized losses of $(1,887), net of tax benefit of $679 for the three months ended June 30, 2014.
(3)	Represents unrealized losses of $(1,643), net of tax benefit of $637 for the six months ended June 30, 2015.
(4)	Represents unrealized losses of $(2,670), net of tax benefit of $962 for the six months ended June 30, 2014.

6. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production and design processes, and methods of distribution. The Company’s sales in the United States represented approximately 84% and 85% of total sales for the three months ended June 30, 2015 and 2014, respectively, and represented 85% of total sales for the six months ended June 30, 2015 and 2014. Approximately 91% and 90% of the Company’s identifiable long-lived assets are located in the United States at June 30, 2015 and December 31, 2014, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Residential products	$133,466	$179,592	$290,301	$343,561
Commercial & industrial products	134,580	163,467	268,343	320,837
Other	20,314	19,550	41,534	40,219
Total	$288,360	$362,609	$600,178	$704,617

7. Balance Sheet Details

Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw material	$202,695	$184,407
Work-in-process	5,300	8,798
Finished goods	186,969	135,567
Reserves for excess and obsolete	(9,116)	(9,387)
Total	$385,848	$319,385

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014

Land and improvements	$7,815	$7,803
Buildings and improvements	103,093	102,254
Machinery and equipment	67,551	65,240
Dies and tools	18,367	16,897
Vehicles	1,277	1,383
Office equipment and systems	27,174	21,990
Leasehold improvements	2,837	2,535
Construction in progress	24,012	20,120
Gross property and equipment	252,126	238,222
Accumulated depreciation	(77,471)	(69,401)
Total	$174,655	$168,821

8. Product Warranty Obligations

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$29,277	$31,907	$30,909	$33,734
Payments	(5,100)	(4,076)	(10,533)	(11,024)
Provision for warranties issued	4,480	5,764	9,029	12,028
Changes in estimates for pre-existing warranties	(472)	(1,424)	(1,220)	(2,567)
Balance at end of period	$28,185	$32,171	$28,185	$32,171

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$27,531	$24,632	$27,193	$23,092
Deferred revenue on extended warranty contracts sold	810	1,795	2,190	4,014
Amortization of deferred revenue on extended warranty contracts	(1,100)	(748)	(2,142)	(1,427)
Balance at end of period	$27,241	$25,679	$27,241	$25,679

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2015	2014
Product warranty liability
Current portion - other accrued liabilities	$21,801	$24,143
Long-term portion - other long-term liabilities	6,384	6,766
Total	$28,185	$30,909

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$4,567	$4,519
Long-term portion - other long-term liabilities	22,674	22,674
Total	$27,241	$27,193

9. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2015	2014

ABL facility	$-	$-
Other lines of credit	2,993	5,359
Total	$2,993	$5,359

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2015	2014

Term loan	$954,000	$1,104,000
Original issue discount	(20,423)	(23,861)
ABL facility	100,000	-
Capital lease obligation	1,818	2,059
Other	249	460
Total	1,035,644	1,082,658
Less: current portion of debt	249	389
Less: current portion of capital lease obligation	158	168
Total	$1,035,237	$1,082,101

The Company’s credit agreements provide for a $1,200,000 term loan B credit facility (Term Loan) and include a $300,000 uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien.

The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans was reduced to 1.50% and the applicable margin related to LIBOR rate loans was reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period.

Since the Company’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, it realized a 25 basis point reduction in borrowing costs for the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan. The Company’s net debt leverage ratio as of June 30, 2015 was above 3.00 to 1.00. Therefore, the Company will realize a 25 basis point increase in borrowing costs beginning in the third quarter of 2015, and as a result, a cumulative catch-up loss will be recorded in the third quarter of 2015, which will not have a significant impact on the results of operations.

On May 18, 2015, the Company amended certain provisions and covenants of its Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015.

As of June 30, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provided for a $150,000 senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility was May 31, 2018. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

On May 29, 2015, the Company amended its ABL Facility. The amendment (i) increases the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extends the maturity date from May 31, 2018 to May 29, 2020, (iii) increases the uncommitted incremental facility from $50,000 to $100,000, (iv) reduces the interest rate spread by 50 basis points and (v) reduces the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $483 of new debt issuance costs in the second quarter of 2015.

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, which was used as a voluntary prepayment towards the Term Loan. As of June 30, 2015, there was $100,000 outstanding under the Amended ABL Facility, leaving $133,100 of availability, net of outstanding letters of credit.

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

On March 30 and May 29, 2015, the Company made voluntary prepayments of the Term Loan of $50,000 and $100,000, respectively, which will be applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $4,795 of original issue discount and capitalized debt issuance costs in the first half of 2015 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

As of June 30, 2015 and December 31, 2014, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $2,993 and $5,359, respectively.

10. Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (numerator)	$14,844	$54,025	$34,529	$88,726
Weighted average shares (denominator)
Basic	68,961,877	68,538,251	68,886,672	68,481,682
Dilutive effect of stock compensation awards (1)	1,101,186	1,549,725	1,213,268	1,606,756
Diluted	70,063,063	70,087,976	70,099,940	70,088,438
Net income per share
Basic	$0.22	$0.79	$0.50	$1.30
Diluted	$0.21	$0.77	$0.49	$1.27

(1) Excludes approximately 142,900 stock options and 2,300 shares of restricted stock for the three month period ended June 30, 2015 and 104,400 stock options for the six month period ended June 30, 2015, as the impact of such awards was anti-dilutive. Excludes approximately 64,800 and 70,400 stock options for the three and six month periods ended June 30, 2014, respectively, as the impact of such awards was anti-dilutive.

11. Income Taxes

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 36.3% and 35.1%, respectively. The increase in the effective income tax rate is partially attributable to a decrease in the Company’s federal domestic production activity deduction due to lower pre-tax income during the first half of 2015 compared to the first half of 2014. In addition, during the second quarter of 2014, the company recognized a gain related to certain earn-out obligation adjustments in connection with acquisitions; the gain was not taxable and decreased the effective tax rate during that period.

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2015 and December 31, 2014 was approximately $33,700 and $26,100, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

13. Subsequent Events

On August 1, 2015, the Company acquired Country Home Products and its subsidiaries. With over 200 employees, Country Home Products is a leading manufacturer of high-quality, innovative, professional-grade engine-powered equipment used in a wide variety of property maintenance applications in North America. The acquisition provides an expanded product lineup and additional scale to the Company’s residential engine-powered tools platform and is expected to create cross-selling opportunities with existing distribution, along with certain potential cost synergies by leveraging existing global sourcing and manufacturing capabilities.

On August 5, 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $200,000 of its common stock over the next 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components used in producing our products;
●	the impact on our results of possible fluctuations in interest rates and foreign currency exchange rates;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	competitive factors in the industry in which we operate;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls; and
●	changes in environmental, health and safety laws and regulations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of chore products for residential and commercial use.

The Company has executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

A significant portion of our performance is affected by the demand for reliable back-up power solutions by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

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

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Additionally, cash interest expense decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to voluntary prepayments of Term Loan principal and the 25 basis point reduction in borrowing costs during the second quarter of 2014 as a result of our net debt leverage ratio, as defined in our Term Loan, falling below 3.0 times.

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

Results of Operations

Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2015	2014	2015	2014

Net sales	$288,360	$362,609	$600,178	$704,617
Cost of goods sold	192,463	234,597	401,678	457,091
Gross profit	95,897	128,012	198,500	247,526
Operating expenses:
Selling and service	28,474	29,115	58,602	57,084
Research and development	8,412	8,012	16,575	15,758
General and administrative	13,564	12,503	27,770	25,651
Amortization of intangible assets	5,980	5,099	11,175	10,444
Gain on remeasurement of contingent consideration	-	(4,877)	-	(4,877)
Total operating expenses	56,430	49,852	114,122	104,060
Income from operations	39,467	78,160	84,378	143,466
Total other income (expense), net	(15,995)	4,262	(30,203)	(6,820)
Income before provision for income taxes	23,472	82,422	54,175	136,646
Provision for income taxes	8,628	28,397	19,646	47,920
Net income	$14,844	$54,025	$34,529	$88,726

Residential power products	$133,466	$179,592	$290,301	$343,561
Commercial & industrial power products	134,580	163,467	268,343	320,837
Other	20,314	19,550	41,534	40,219
Net sales	$288,360	$362,609	$600,178	$704,617

Net sales.    Net sales decreased $74.2 million, or 20.5%, to $288.4 million for the three months ended June 30, 2015 from $362.6 million for the three months ended June 30, 2014, and net sales decreased $104.4 million, or 14.8%, to $600.2 million for the six months ended June 30, 2015 from $704.6 million for the six months ended June 30, 2014. Residential product sales for the second quarter of 2015 were $133.5 million as compared to $179.6 million for the second quarter of 2014, and were $290.3 million for the first half of 2015 as compared to $343.6 million for the first half of 2014. The declines were primarily driven by a power outage severity environment that is well below normalized levels year-to-date and significantly below the prior year. The challenging power outage environment resulted in a large decline in home standby generators and, to a lesser extent, portable generators. Commercial and industrial (C&I) product sales for the second quarter of 2015 were $134.6 million as compared to $163.5 million for the comparable period in 2014, and were $268.3 million for the first half of 2015 as compared to $320.8 million for the comparable period in 2014. The decline was primarily due to reduced sales into oil & gas markets in the current year and lower shipments to telecom national account customers as a result of a reduction in capital spending by certain of these customers. Partially offsetting these declines were gains in the industrial distribution channel, improvements in Latin America and contributions from recent acquisitions.

Gross profit.    Gross profit margin for the second quarter of 2015 was 33.3% compared to 35.3% in the prior-year second quarter. The decline was driven by the combination of unfavorable absorption of manufacturing overhead-related costs, a lower mix of residential products, and the impact from recent acquisitions.

Gross profit margin for the first half of 2015 was 33.1% compared to 35.1% in the prior-year first half. The decline was driven by a number of factors including a temporary increase in certain costs associated with the slowdown of activity in west coast ports, unfavorable absorption of manufacturing overhead-related costs, mark-to-market adjustments on commodity forward contracts and the impact from recent acquisitions.

Operating expenses.    Operating expenses increased $6.6 million, or 13.2%, to $56.4 million for the three months ended June 30, 2015 from $49.8 million for the three months ended June 30, 2014. The increase was primarily driven by a prior year $4.9 million gain relating to a remeasurement of a contingent earn-out obligation from a previous acquisition. Excluding this gain, operating expenses increased $1.7 million, or 3.1%, as compared to the prior year quarter, which was primarily driven by the addition of recurring operating expenses associated with recent acquisitions.

Operating expenses increased $10.0 million, or 9.7%, to $114.1 million for the six months ended June 30, 2015 from $104.1 million for the six months ended June 30, 2014. The increase was primarily driven by a prior year $4.9 million gain relating to a remeasurement of a contingent earn-out obligation from a previous acquisition. Excluding this gain, operating expenses increased $5.1 million, or 4.8%, as compared to the six months ended June 30, 2014, which was primarily driven by increased marketing and advertising expenses, and the addition of recurring operating expenses associated with recent acquisitions.

Other expense.    Other expense increased $20.3 million to $16.0 million for the three months ended June 30, 2015 from income of $4.3 million for the three months ended June 30, 2014. The increase was primarily due to a prior year $16.0 million non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the net debt leverage ratio falling below 3.0 times. Additionally, during the second quarter of 2015, a voluntary $100 million prepayment of term loan debt was made, which resulted in a non-cash $3.4 million loss on extinguishment of debt.

Other expense increased $23.4 million, or 342.9%, to $30.2 million for the six months ended June 30, 2015 from $6.8 million for the six months ended June 30, 2014. The increase was primarily due to a prior year $16.0 million non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the net debt leverage ratio falling below 3.0 times. Additionally, during the first half of 2015, $150 million of voluntary prepayments of term loan debt were made, resulting in a non-cash $4.8 million loss on extinguishment of debt.

Provision for income taxes.   Income tax expense was $8.6 million for the three months ended June 30, 2015 compared to $28.4 million for the three months ended June 30, 2014. Income tax expense was $19.6 million for the six months ended June 30, 2015 compared to $47.9 million for the six months ended June 30, 2014. The decrease was primarily driven by lower pre-tax income during the first half of 2015 compared to the first half of 2014. The effective income tax rates for the six months ended June 30, 2015 and 2014 were 36.3% and 35.1%, respectively. The increase is attributable to a decrease in our federal domestic production activity deduction due to lower pre-tax income during the first half of 2015 compared to the first half of 2014.

Net income.    Due to the factors outlined above, we generated net income of $14.8 million for the three months ended June 30, 2015 compared to $54.0 million for the three months ended June 30, 2014, and generated net income of $34.5 million for the six months ended June 30, 2015 compared to the $88.7 million for the six months ended June 30, 2014.

Adjusted EBITDA.    Adjusted EBITDA decreased $32.1 million or 38.0%, to $52.4 million for the three months ended June 30, 2015 from $84.5 million for the three months ended June 30, 2014, due to the factors outlined above. Adjusted EBITDA decreased $52.4 million or 32.4%, to $109.6 million for the six months ended June 30, 2015 from $162.0 million for the six months ended June 30, 2014, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income of $35.3 million for the three months ended June 30, 2015 decreased 38.2% from $57.1 million for the three months ended June 30, 2014, due to the factors outlined above. Adjusted Net Income of $69.7 million for the six months ended June 30, 2015 decreased 35.4% from $107.8 million for the six months ended June 30, 2014, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operating activities and, if necessary, borrowings under our Amended ABL Facility.

The Company’s credit agreement provides for a $1.2 billion Term Loan and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of June 30, 2015 was above 3.00 to 1.00, therefore a cumulative catch-up loss will be recorded in the third quarter of 2015, which will not have a significant impact on the results of operations. As of June 30, 2015, the Company is in compliance with all covenants of the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, which was used as a voluntary prepayment towards the Term Loan. As of June 30, 2015, there was $100.0 million outstanding under the Amended ABL Facility. As of June 30, 2015, the Company is in compliance with all covenants of the Amended ABL Facility.

For additional information regarding our credit agreements and their potential impact, see Note 9, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2015, we had cash and cash equivalents on hand of $155.6 million and $133.1 million of availability under our revolving credit facility, net of outstanding letters of credit.

On August 5, 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $200,000 of its common stock over the next 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

Long-term Liquidity

We believe that our cash flow from operations and availability under the Amended ABL Facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change

Net cash provided by operating activities	$41,579	$85,285	$(43,706)	-51.2%
Net cash used in investing activities	(13,937)	(13,739)	(198)	1.4%
Net cash used in financing activities	(59,752)	(23,817)	(35,935)	150.9%

Net cash provided by operating activities was $41.6 million for the six months ended June 30, 2015 compared to $85.3 million for the six months ended June 30, 2014. This 51.2% decrease was primarily the result of lower operating earnings during the current year along with higher working capital investment as finished goods inventory levels increased due to the softer-than-expected demand.

Net cash used in investing activities was $13.9 million for the six months ended June 30, 2015, which primarily related to the purchase of property and equipment. Net cash used in investing activities was $13.7 million for the six months ended June 30, 2014, which primarily related to the purchase of property and equipment.

Net cash used in financing activities was $59.8 million for the six months ended June 30, 2015, primarily representing $161.8 million of debt repayments ($150.4 million of long-term borrowings and $11.4 million of short-term borrowings) partially offset by $109.0 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the ABL facility and $9.0 million from short-term borrowings). In addition, the Company paid $12.3 million related to the net share settlement of equity awards which was partially offset by $8.9 million of cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities was $23.8 million for the six months ended June 30, 2014, primarily representing $25.6 million of debt repayments ($18.5 million of long-term borrowings and $7.1 million of short-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings. In addition, the Company paid $8.9 million related to the net share settlement of equity awards which was partially offset by $7.2 million of cash inflow related to the excess tax benefits of equity awards.

Contractual Obligations

During March 2015, the Company made a $50.0 million voluntary prepayment of its Term Loan. During May 2015, the Company amended its Term Loan and ABL Facility, and borrowed $100.0 million under the Amended ABL Facility, which was used as a voluntary prepayment towards the Term Loan. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements for further information. Other than these items, there have been no material changes to our contractual obligations since the February 27, 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 27, 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 27, 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, in preparing the financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty and other contingencies; derivative accounting; income taxes and share based compensation.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of Adjusted EBITDA is based on the definition of EBITDA contained in both the Term Loan and Amended ABL Facility, which is substantially the same definition that was contained in the Company’s previous credit agreements.

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan and Amended ABL Facility, and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board of Directors. These adjustments eliminate the impact of a number of items that:

•

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
•	are non-cash in nature, such as share-based compensation.

We explain in more detail in footnotes (a) through (f) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board of Directors in the context of the Board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our Board of Directors in the context of the Board's review of our quarterly financial statements and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Term Loan and Amended ABL Facility credit agreements, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2015	2014	2015	2014

Net income	$14,844	$54,025	$34,529	$88,726
Interest expense	10,763	11,428	22,031	23,117
Depreciation and amortization	10,129	8,381	19,163	16,956
Provision for income taxes	8,628	28,397	19,646	47,920
Non-cash write-down and other adjustments (a)	404	(5,198)	1,976	(5,752)
Non-cash share-based compensation expense (b)	2,582	2,881	5,090	6,203
Loss on extinguishment of debt (c)	3,427	-	4,795	-
Gain on change in contractual interest rate (d)	-	(16,014)	-	(16,014)
Transaction costs and credit facility fees (e)	481	498	682	701
Business optimization expenses (f)	1,444	-	1,738	-
Other	(280)	134	(90)	173
Adjusted EBITDA	$52,422	$84,532	$109,560	$162,030

(a)   Represents the following non-cash charges for the three and six months ended June 30, 2015 and 2014: losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts and foreign currency related adjustments. Additionally, the three and six months ended June 30, 2014 includes adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●	The loss on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;
●

The adjustments for unrealized mark-to-market gains and losses on commodity contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of comprehensive income and cash flows to capture the full effect of these contracts on our operating performance; and

●

The adjustment to a certain earn-out obligation in connection with acquisitions recorded in the three and six months ended June 30, 2014, is a one-time charge that we believe does not reflect our ongoing operations.

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)   Represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.

(d)   Non-cash gain relating to a 25 basis point reduction in borrowing costs, effective second quarter 2014, as a result of the credit agreement leverage ratio falling below 3.0 times.

(e)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and revolving credit facility commitment fees under our Term Loan and Amended ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

(f)    Represents severance and non-recurring restructuring charges related to the integration of our facilities, which represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2015	2014	2015	2014

Net income	$14,844	$54,025	$34,529	$88,726
Provision for income taxes	8,628	28,397	19,646	47,920
Income before provision for income taxes	23,472	82,422	54,175	136,646
Amortization of intangible assets	5,980	5,099	11,175	10,444
Amortization of deferred financing costs and original issue discount	1,639	1,818	3,344	3,021
Loss on extinguishment of debt	3,427	-	4,795	-
Gain on change in contractual interest rate	-	(16,014)	-	(16,014)
Transaction costs and other purchase accounting adjustments (a)	240	(4,512)	503	(4,699)
Business optimization expenses	1,444	-	1,738
Adjusted net income before provision for income taxes	36,202	68,813	75,730	129,398
Cash income tax expense (b)	(920)	(11,690)	(6,035)	(21,560)
Adjusted net income	$35,282	$57,123	$69,695	$107,838

Adjusted net income per common share - diluted:	$0.50	$0.82	$0.99	$1.54
Weighted average common shares outstanding - diluted:	70,063,063	70,087,976	70,099,940	70,088,438

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. Additionally, the three and six months ended June 30, 2014 includes adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

(b)   Amount for the three and six months ended June 30, 2015 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2015. Amount for the three and six months ended June 30, 2014 is based on an anticipated cash income tax rate of approximately 18% for the full year-ended 2014.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We refer you to Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2015, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since the February 27, 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three months ended June 30, 2015. The following table summarizes our stock repurchase activity for the three months ended June 30, 2015, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2015 – 04/30/2015	-	-	N/A	N/A
05/01/2015 – 05/31/2015	1,284	$40.49	N/A	N/A
06/01/2015 – 06/30/2015	-	-	N/A	N/A
Total	1,284	$40.49

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAC HOLDINGS INC.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 7, 2015

Item 6.	EXHIBIT INDEX

Exhibits Number	Description

10.1

Amendment No. 2 dated as of May 29, 2015 to the Credit Agreement, dated as of May 30, 2012, as amended by Amendment No. 1, dated as of May 31, 2013, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015).

10.2*

First Amendment, dated as of May 18, 2015, to Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agents and Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., as document agents.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.