Form 10-Q
period 2015-09-30
GENERAC HOLDINGS INC.
filed 2015-11-06
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34627

GENERAC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5654756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

S45 W29290 Hwy 59, Waukesha, WI	53189
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2015, there were 67,163,204 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$46,454	$189,761
Accounts receivable, less allowance for doubtful accounts	207,205	189,107
Inventories	362,268	319,385
Deferred income taxes	25,974	22,841
Prepaid expenses and other assets	12,467	9,384
Total current assets	654,368	730,478

Property and equipment, net	178,120	168,821

Customer lists, net	44,256	41,002
Patents, net	55,887	56,894
Other intangible assets, net	2,782	4,298
Trade names, net	208,951	182,684
Goodwill	668,122	635,565
Deferred financing costs, net	13,420	16,243
Deferred income taxes	10,640	46,509
Other assets	1,033	48
Total assets	$1,837,579	$1,882,542

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,481	$5,359
Accounts payable	123,186	132,248
Accrued wages and employee benefits	17,258	17,544
Other accrued liabilities	79,759	84,814
Current portion of long-term borrowings and capital lease obligations	302	557
Total current liabilities	224,986	240,522

Long-term borrowings and capital lease obligations	1,050,127	1,082,101
Deferred income taxes	15,014	13,449
Other long-term liabilities	58,180	56,671
Total liabilities	1,348,307	1,392,743

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,553,549 and 69,122,271 shares issued at September 30, 2015 and December 31, 2014, respectively	696	691
Additional paid-in capital	442,007	434,906
Treasury stock, at cost	(75,913)	(8,341)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	348,991	280,426
Accumulated other comprehensive loss	(24,393)	(15,767)
Total stockholders’ equity	489,272	489,799
Total liabilities and stockholders’ equity	$1,837,579	$1,882,542

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$359,291	$352,305	$959,469	$1,056,922
Costs of goods sold	228,965	222,022	630,643	679,113
Gross profit	130,326	130,283	328,826	377,809

Operating expenses:
Selling and service	34,715	32,961	93,317	90,045
Research and development	8,332	7,822	24,907	23,580
General and administrative	13,127	13,429	40,897	39,080
Amortization of intangible assets	6,285	5,277	17,460	15,721
Gain on remeasurement of contingent consideration	–	–	–	(4,877)
Total operating expenses	62,459	59,489	176,581	163,549
Income from operations	67,867	70,794	152,245	214,260

Other (expense) income:
Interest expense	(10,210)	(12,294)	(32,241)	(35,411)
Investment income	39	38	111	119
Loss on extinguishment of debt	–	(1,836)	(4,795)	(1,836)
Gain (loss) on change in contractual interest rate	(2,381)	–	(2,381)	16,014
Costs related to acquisitions	(153)	(396)	(153)	(396)
Other, net	(1,908)	(1,444)	(5,357)	(1,242)
Total other expense, net	(14,613)	(15,932)	(44,816)	(22,752)

Income before provision for income taxes	53,254	54,862	107,429	191,508
Provision for income taxes	19,218	18,365	38,864	66,285
Net income	$34,036	$36,497	$68,565	$125,223

Net income per common share - basic:	$0.50	$0.53	$1.00	$1.83
Weighted average common shares outstanding - basic:	68,175,466	68,556,051	68,642,479	68,511,409

Net income per common share - diluted:	$0.49	$0.52	$0.98	$1.79
Weighted average common shares outstanding - diluted:	69,182,465	70,033,224	69,781,300	70,050,953

Comprehensive income	$31,899	$35,472	$59,939	$122,474

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating Activities
Net income	$68,565	$125,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,300	10,024
Amortization of intangible assets	17,460	15,721
Amortization of original issue discount	2,494	2,573
Amortization of deferred financing costs	1,874	2,272
Loss on extinguishment of debt	4,795	1,836
(Gain) loss on change in contractual interest rate	2,381	(16,014)
Gain on remeasurement of contingent consideration	–	(4,877)
Provision for losses on accounts receivable	324	344
Deferred income taxes	27,319	35,572
Loss on disposal of property and equipment	53	135
Share-based compensation expense	6,889	9,403
Net changes in operating assets and liabilities:
Accounts receivable	(14,838)	(28,747)
Inventories	(28,319)	(9,501)
Other assets	572	2,768
Accounts payable	(12,226)	20,215
Accrued wages and employee benefits	(1,167)	(12,037)
Other accrued liabilities	(2,644)	(3,232)
Excess tax benefits from equity awards	(8,973)	(9,167)
Net cash provided by operating activities	76,859	142,511

Investing Activities
Proceeds from sale of property and equipment	105	7
Expenditures for property and equipment	(20,108)	(22,722)
Acquisition of business	(74,477)	(5,309)
Net cash used in investing activities	(94,480)	(28,024)

Financing Activities
Proceeds from short-term borrowings	14,320	4,900
Proceeds from long-term borrowings	100,000	–
Repayments of short-term borrowings	(15,198)	(24,741)
Repayments of long-term borrowings and capital lease obligations	(150,595)	(68,905)
Stock repurchases	(64,378)	–
Payment of debt issuance costs	(2,067)	(4)
Cash dividends paid	(1,429)	(705)
Taxes paid related to the net share settlement of equity awards	(12,387)	(10,255)
Excess tax benefits from equity awards	8,973	9,167
Proceeds from exercise of stock options	7	21
Net cash used in financing activities	(122,754)	(90,522)

Effect of exchange rate changes on cash and cash equivalents	(2,932)	(950)

Net (decrease) increase in cash and cash equivalents	(143,307)	23,015
Cash and cash equivalents at beginning of period	189,761	150,147
Cash and cash equivalents at end of period	$46,454	$173,162

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

The Company has executed a number of acquisitions that support our strategic plan (as discussed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014). A summary of these acquisitions include the following:

●

On October 3, 2011, the Company acquired substantially all of the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industrial applications. The Magnum business is a strategic fit for the Company as it provides diversification through the introduction of new engine powered products, distribution channels and end markets.

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

●

On August 1, 2015, the Company acquired Country Home Products and its subsidiaries (CHP). CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, which are primarily sold in North America under the DR® Power Equipment brand. The acquisition provides an expanded product lineup and additional scale to the Company’s residential engine powered products.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for an additional year, making the guidance effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This guidance eliminates the requirement for an acquirer to recognize measurement period adjustments retrospectively; rather an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment. The guidance should be applied on a prospective basis, and is effective for the Company in 2016, with early adoption permitted. The Company has early adopted this guidance; however, there is no impact on the Company’s results of operations for the third quarter of 2015 as there were no material measurement period adjustments.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

Acquisition of CHP

On August 1, 2015, the Company acquired CHP for a purchase price, net of cash and debt acquired, of $74,710. Headquartered in Vergennes, Vermont, CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, with sales primarily in North America. The acquisition was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of CHP from August 1, 2015 through September 30, 2015.

Acquisition of MAC

On October 1, 2014, a subsidiary of the Company acquired MAC for a purchase price, net of cash acquired, of $55,690. Headquartered in Bismarck, North Dakota, MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2014 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $49,378 of intangible assets, including approximately $25,898 of goodwill, as of the acquisition date. The purchase price allocation was finalized during the third quarter of 2015, resulting in a $4,229 decrease to total intangible assets, including an increase of $2,481 to goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of MAC for the three and nine month periods ended September 30, 2015.

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

The Company primarily utilizes commodity contracts with maturities of less than eighteen months. These are intended to offset the effect of price fluctuations on actual inventory purchases. At September 30, 2015, December 31, 2014 and September 30, 2014, the Company had three, three and two commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three and nine months ended September 30, 2015 were $667 and $1,708, respectively. Net losses recognized for the three and nine months ended September 30, 2014 were $106 and $154, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had three, one and one foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three and nine months ended September 30, 2015 were $107 and $465, respectively. Net losses recognized for the three and nine months ended September 30, 2014 were $93 and $190, respectively.

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

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2015	December 31, 2014
Commodity contracts	$(1,036)	$(515)
Foreign currency contracts	(107)	(149)
Interest rate swaps	(4,415)	(1,045)

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2015 and December 31, 2014 is a liability of $5,636 and $1,727, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of losses recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and nine months ended September 30, 2015 were $1,065 and $2,071, respectively. The amount of (gains) losses for the three and nine months ended September 30, 2014 were $(989) and $719, respectively.

The amount of losses recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and nine months ended September 30, 2015 were $774 and $2,173, respectively. The amount of losses for the three and nine months ended September 30, 2014 were $199 and $344, respectively.

4. Fair Value Measurements

ASC 820-10, Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan long-term borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan long-term borrowings, including amounts classified as current, which have an aggregate carrying value of $936,646, was approximately $928,451 (Level 2) at September 30, 2015, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2015 and 2014, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – July 1, 2015	$(7,361)	$(13,243)	$(1,652)		$(22,256)
Other comprehensive loss before reclassifications	(1,072)	-	(1,065)	(1)	(2,137)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(1,072)	-	(1,065)		(2,137)
Ending Balance – September 30, 2015	$(8,433)	$(13,243)	$(2,717)		$(24,393)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2014	$1,188	$(4,393)	$(934)		$(4,139)
Other comprehensive income (loss) before reclassifications	(2,014)	-	989	(2)	(1,025)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(2,014)	-	989		(1,025)
Ending Balance – September 30, 2014	$(826)	$(4,393)	$55		$(5,164)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(6,555)	-	(2,071)	(3)	(8,626)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(6,555)	-	(2,071)		(8,626)
Ending Balance – September 30, 2015	$(8,433)	$(13,243)	$(2,717)		$(24,393)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)	$774		$(2,415)
Other comprehensive loss before reclassifications	(2,030)	-	(719)	(4)	(2,749)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(2,030)	-	(719)		(2,749)
Ending Balance – September 30, 2014	$(826)	$(4,393)	$55		$(5,164)

(1)	Represents unrealized losses of $(1,727), net of tax benefit of $662 for the three months ended September 30, 2015.
(2)	Represents unrealized gains of $1,538, net of tax effect of $(549) for the three months ended September 30, 2014.
(3)	Represents unrealized losses of $(3,370), net of tax benefit of $1,299 for the nine months ended September 30, 2015.
(4)	Represents unrealized losses of $(1,132), net of tax benefit of $413 for the nine months ended September 30, 2014.

6. Segment Reporting

The Company operates in and reports as a single operating segment, which is the design and manufacture of a wide range of engine powered products. Net sales are predominantly generated through the sale of generators and other engine powered products through various distribution channels. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production and design processes, and methods of distribution. The Company’s sales in the United States represented approximately 88% and 86% of total sales for the three months ended September 30, 2015 and 2014, respectively, and represented 86% and 85% of total sales for the nine months ended September 30, 2015 and 2014, respectively. Approximately 91% and 90% of the Company’s identifiable long-lived assets are located in the United States at September 30, 2015 and December 31, 2014, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Residential products	$184,967	$183,747	$475,268	$527,308
Commercial & industrial products	148,234	146,411	416,577	467,248
Other	26,090	22,147	67,624	62,366
Total	$359,291	$352,305	$959,469	$1,056,922

7. Balance Sheet Details

Inventories consist of the following:

	September 30, 2015	December 31, 2014

Raw material	$189,348	$184,407
Work-in-process	4,246	8,798
Finished goods	178,408	135,567
Reserves for excess and obsolete	(9,734)	(9,387)
Total	$362,268	$319,385

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014

Land and improvements	$8,277	$7,803
Buildings and improvements	103,890	102,254
Machinery and equipment	70,225	65,240
Dies and tools	19,707	16,897
Vehicles	1,232	1,383
Office equipment and systems	27,649	21,990
Leasehold improvements	3,020	2,535
Construction in progress	25,650	20,120
Gross property and equipment	259,650	238,222
Accumulated depreciation	(81,530)	(69,401)
Total	$178,120	$168,821

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$28,185	$32,171	$30,909	$33,734
Product warranty reserve assumed in acquisition	351	193	351	193
Payments	(5,812)	(5,672)	(16,345)	(16,696)
Provision for warranties issued	6,033	5,595	15,062	17,623
Changes in estimates for pre-existing warranties	105	182	(1,115)	(2,385)
Balance at end of period	$28,862	$32,469	$28,862	$32,469

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$27,241	$25,679	$27,193	$23,092
Deferred revenue on extended warranty contracts assumed in acquisition	291	-	291	-
Deferred revenue on extended warranty contracts sold	1,694	1,315	3,884	5,329
Amortization of deferred revenue on extended warranty contracts	(1,138)	(850)	(3,280)	(2,277)
Balance at end of period	$28,088	$26,144	$28,088	$26,144

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2015	2014
Product warranty liability
Current portion - other accrued liabilities	$21,577	$24,143
Long-term portion - other long-term liabilities	7,285	6,766
Total	$28,862	$30,909

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$5,178	$4,519
Long-term portion - other long-term liabilities	22,910	22,674
Total	$28,088	$27,193

9. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2015	2014

ABL facility	$-	$-
Other lines of credit	4,481	5,359
Total	$4,481	$5,359

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2015	2014

Term loan	$954,000	$1,104,000
Original issue discount	(17,496)	(23,861)
ABL facility	100,000	-
Capital lease obligation	1,783	2,059
Other	12,142	460
Total	1,050,429	1,082,658
Less: current portion of debt	142	389
Less: current portion of capital lease obligation	160	168
Total	$1,050,127	$1,082,101

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

Because the Company’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, it realized a 25 basis point reduction in borrowing costs in the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan, as the Company expected the net debt leverage ratio to remain below 3.00 to 1.00.

Because the Company’s net debt leverage ratio was above 3.00 to 1.00 on July 1, 2015, it realized a 25 basis point increase in borrowing costs in the third quarter of 2015. As a result, the Company recorded a cumulative catch-up loss of $2,381 in the third quarter of 2015, which represents the additional cash interest expected to be paid while the net debt leverage ratio is forecasted to be above 3.00 to 1.00.

On May 18, 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015. As of September 30, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

On May 29, 2015, the Company amended its ABL Facility. The amendment (i) increases the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extends the maturity date from May 31, 2018 to May 29, 2020, (iii) increases the uncommitted incremental facility from $50,000 to $100,000, (iv) reduces the interest rate spread by 50 basis points and (v) reduces the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $490 of new debt issuance costs in 2015.

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of September 30, 2015, there was $100,000 outstanding under the Amended ABL Facility, leaving $148,500 of availability, net of outstanding letters of credit.

On April 30, September 30 and December 31, 2014, the Company made voluntary prepayments of the Term Loan of $12,000, $50,000 and $25,000, respectively, which were applied to future principal amortizations and the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $2,084 of original issue discount and capitalized debt issuance costs in 2014 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

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

As of September 30, 2015 and December 31, 2014, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $4,481 and $5,359, respectively.

10. Stock Repurchase Program

On August 5, 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the program, the Company may repurchase up to $200,000 of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

For the three months ended September 30, 2015, the Company repurchased 2,150,000 shares of its common stock for $64,378, funded with cash on hand.

11. Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (numerator)	$34,036	$36,497	$68,565	$125,223
Weighted average shares (denominator)
Basic	68,175,466	68,556,051	68,642,479	68,511,409
Dilutive effect of stock compensation awards (1)	1,006,999	1,477,173	1,138,821	1,539,544
Diluted	69,182,465	70,033,224	69,781,300	70,050,953
Net income per share
Basic	$0.50	$0.53	$1.00	$1.83
Diluted	$0.49	$0.52	$0.98	$1.79

(1) Excludes approximately 250,900 stock options and 11,000 shares of restricted stock for the three month period ended September 30, 2015, and 138,900 stock options and 800 shares of restricted stock for the nine month period ended September 30, 2015, as the impact of such awards was anti-dilutive. Excludes approximately 91,300 and 75,400 stock options for the three and nine month periods ended September 30, 2014, respectively, as the impact of such awards was anti-dilutive.

12. Income Taxes

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 36.2% and 34.6%, respectively. The increase in the effective income tax rate is primarily attributable to a decrease in the Company’s federal domestic production activity deduction due to lower pre-tax income during the first nine months of 2015 compared to the first nine months of 2014. In addition, during the second quarter of 2014, the Company recognized a gain related to certain earn-out obligation adjustments in connection with acquisitions. This gain was not taxable and decreased the effective tax rate during that period.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2015 and December 31, 2014 was approximately $35,700 and $26,100, respectively.

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

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense decreased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to voluntary prepayments of Term Loan principal and the lower interest rate on our ABL Facility borrowings.

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

Results of Operations

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2015	2014	2015	2014

Net sales	$359,291	$352,305	$959,469	$1,056,922
Cost of goods sold	228,965	222,022	630,643	679,113
Gross profit	130,326	130,283	328,826	377,809
Operating expenses:
Selling and service	34,715	32,961	93,317	90,045
Research and development	8,332	7,822	24,907	23,580
General and administrative	13,127	13,429	40,897	39,080
Amortization of intangible assets	6,285	5,277	17,460	15,721
Gain on remeasurement of contingent consideration	-	-	-	(4,877)
Total operating expenses	62,459	59,489	176,581	163,549
Income from operations	67,867	70,794	152,245	214,260
Total other income (expense), net	(14,613)	(15,932)	(44,816)	(22,752)
Income before provision for income taxes	53,254	54,862	107,429	191,508
Provision for income taxes	19,218	18,365	38,864	66,285
Net income	$34,036	$36,497	$68,565	$125,223

Residential power products	$184,967	$183,747	$475,268	$527,308
Commercial & industrial power products	148,234	146,411	416,577	467,248
Other	26,090	22,147	67,624	62,366
Net sales	$359,291	$352,305	$959,469	$1,056,922

Net sales.    Net sales increased $7.0 million, or 2.0%, to $359.3 million for the three months ended September 30, 2015 from $352.3 million for the three months ended September 30, 2014. Acquisitions completed in the last twelve months accounted for $33.9 million of our sales in the three months ended September 30, 2015. Residential product sales for the third quarter increased to $185.0 million as compared to $183.7 million for the third quarter of 2014. The increase was due to a combination of contributions from recent acquisitions being mostly offset by a decline in shipments of home standby generators. The softness in home standby shipments was primarily driven by the continuation of low power outage severity that was significantly below the prior year and, to a lesser extent, by a modest level of inventory destocking in certain channels. Commercial and industrial (C&I) product sales for the third quarter of 2015 were $148.2 million as compared to $146.4 million for the comparable period in 2014. The increase was primarily due to contributions from a recent acquisition and higher shipments of stationary equipment to industrial distributors, mostly offset by a significant decline in shipments of mobile products into oil & gas markets as a result of lower capital spending caused by the substantial decline in energy prices.

Net sales decreased $97.4 million, or 9.2%, to $959.5 million for the nine months ended September 30, 2015 from $1,056.9 million for the nine months ended September 30, 2014. Acquisitions completed in the last twelve months accounted for $47.9 million of our sales in the nine months ended September 30, 2015. Residential product sales were $475.3 million for the nine months ended September 30, 2015 as compared to $527.3 million for the nine months ended September 30, 2014. The decline was primarily driven by a power outage severity environment that is well below normalized levels year-to-date and significantly below the prior year. The low power outage environment resulted in a large decline in shipments of home standby generators and, to a lesser extent, portable generators, partially offset by contributions from recent acquisitions. C&I product sales were $416.6 million for the nine months ended September 30, 2015 as compared to $467.2 million for the comparable period in 2014. The decrease was primarily due to a significant decline in shipments of mobile products into oil & gas markets and lower shipments to telecom national account customers as a result of a reduction in capital spending by certain of these customers. Partially offsetting these declines were higher shipments of stationary equipment to industrial distributors and contributions from a recent acquisition.

Gross profit.    Gross profit margin for the third quarter of 2015 was 36.3% compared to 37.0% in the prior-year third quarter. The decline was primarily driven by unfavorable product mix and, to a lesser extent, the impact from recent acquisitions, partially offset by the favorable impact from improved pricing along with lower commodity costs and benefits from overseas components sourcing due to a stronger U.S. dollar.

Gross profit margin for the nine months ended September 30, 2015 was 34.3% compared to 35.7% for the nine months ended September 30, 2014. The decline was driven by a number of factors including a temporary increase in certain costs associated with the slowdown of activity in west coast ports, unfavorable absorption of manufacturing overhead-related costs, mark-to-market adjustments on commodity forward contracts and the impact from recent acquisitions, partially offset by the favorable impact from improved pricing along with lower commodity costs and benefits from overseas components sourcing due to a stronger U.S. dollar.

Operating expenses.    Operating expenses increased $3.0 million, or 5.0%, to $62.5 million for the three months ended September 30, 2015 from $59.5 million for the three months ended September 30, 2014. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions, partially offset by reductions in certain other organic selling, general and administrative expenses.

Operating expenses increased $13.1 million, or 8.0%, to $176.6 million for the nine months ended September 30, 2015 from $163.5 million for the nine months ended September 30, 2014. The increase was partially driven by a prior year $4.9 million gain relating to a remeasurement of a contingent earn-out obligation from a previous acquisition. Excluding this gain, operating expenses increased $8.2 million, or 4.8%, as compared to the nine months ended September 30, 2014, which was primarily driven by the addition of recurring operating expenses associated with recent acquisitions, and increased marketing and advertising expenses. These increases were partially offset by reductions in variable operating expenses on lower sales volumes.

Other expense.    Other expense decreased $1.3 million to $14.6 million for the three months ended September 30, 2015 from $15.9 million for the three months ended September 30, 2014. The decrease was primarily due to a $2.1 million decrease in interest expense and a prior year voluntary $50 million prepayment of Term Loan debt, which resulted in a non-cash $1.8 million loss on extinguishment of debt in the third quarter of 2014. These decreases were partially offset by a current year $2.4 million non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the net debt leverage ratio going above 3.0 times at June 30, 2015.

Other expense increased $22.0 million, or 97.0%, to $44.8 million for the nine months ended September 30, 2015 from $22.8 million for the nine months ended September 30, 2014. The increase was primarily due to a prior year $16.0 million non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the net debt leverage ratio falling below 3.0 times at March 31, 2014, and a current year $2.4 million non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the net debt leverage ratio going back above 3.0 times at June 30, 2015. Additionally, during the first nine months of 2015, $150 million of voluntary prepayments of Term Loan debt were made, resulting in a non-cash $4.8 million loss on extinguishment of debt, compared to a prior year voluntary $50 million prepayment of Term Loan debt, which resulted in a non-cash $1.8 million loss on extinguishment of debt in 2014. These debt repayments resulted in a $3.2 million decrease in interest expense.

Provision for income taxes.   Income tax expense was $19.2 million for the three months ended September 30, 2015 compared to $18.4 million for the three months ended September 30, 2014. Income tax expense was $38.9 million for the nine months ended September 30, 2015 compared to $66.3 million for the nine months ended September 30, 2014. The decrease was primarily driven by lower pre-tax income during the first nine months of 2015 compared to the first nine months of 2014. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 36.2% and 34.6%, respectively. The increase is attributable to a decrease in our federal domestic production activity deduction due to lower pre-tax income during the first nine months of 2015 compared to the first nine months of 2014. In addition, during the second quarter of 2014, the company recognized a gain related to certain earn-out obligation adjustments in connection with acquisitions. This gain was not taxable, and therefore, decreased the effective tax rate during that period.

Net income.    Due to the factors outlined above, we generated net income of $34.0 million for the three months ended September 30, 2015 compared to $36.5 million for the three months ended September 30, 2014, and generated net income of $68.6 million for the nine months ended September 30, 2015 compared to the $125.2 million for the nine months ended September 30, 2014.

Adjusted EBITDA.    Adjusted EBITDA decreased $1.9 million or 2.3%, to $81.2 million for the three months ended September 30, 2015 from $83.1 million for the three months ended September 30, 2014, due to the factors outlined above. Adjusted EBITDA decreased $54.4 million or 22.2%, to $190.7 million for the nine months ended September 30, 2015 from $245.1 million for the nine months ended September 30, 2014, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income of $63.4 million for the three months ended September 30, 2015 increased 9.6% from $57.9 million for the three months ended September 30, 2014, primarily due to a decrease in cash income tax expense. Adjusted Net Income of $133.1 million for the nine months ended September 30, 2015 decreased 19.7% from $165.7 million for the nine months ended September 30, 2014, due to the factors outlined above partially offset by a decrease in cash income tax expense.

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

The Company’s credit agreements provide for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of September 30, 2015 was above 3.00 to 1.00. As of September 30, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, which was used as a voluntary prepayment towards the Term Loan. As of September 30, 2015, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all covenants of the Amended ABL Facility.

For additional information regarding our credit agreements and their potential impact, see Note 9, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At September 30, 2015, we had cash and cash equivalents on hand of $46.5 million and $148.5 million of availability under our revolving ABL credit facility, net of outstanding letters of credit.

On August 5, 2015, the Company’s Board of Directors approved a $200.0 million stock repurchase program. Under the program, the Company may repurchase up to $200.0 million of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand or available borrowings. The stock repurchase program may be suspended or discontinued at any time without prior notice.

For the three months ended September 30, 2015, the Company repurchased 2,150,000 shares of its common stock for $64.4 million, funded with cash on hand.

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

Cash Flow

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change

Net cash provided by operating activities	$76,859	$142,511	$(65,652)	-46.1%
Net cash used in investing activities	(94,480)	(28,024)	(66,456)	237.1%
Net cash used in financing activities	(122,754)	(90,522)	(32,232)	35.6%

Net cash provided by operating activities was $76.9 million for the nine months ended September 30, 2015 compared to $142.5 million for the nine months ended September 30, 2014. This 46.1% decrease was primarily the result of lower operating earnings during the current year along with higher working capital investment as finished goods inventory levels increased due to lower-than-expected demand in certain of our end markets. This decline was partially offset by lower taxes paid compared to the prior year.

Net cash used in investing activities was $94.5 million for the nine months ended September 30, 2015, which was primarily due to cash payments of $74.5 million related to the acquisition of businesses and $20.1 million for the purchase of property and equipment. Net cash used in investing activities was $28.0 million for the nine months ended September 30, 2014, which was primarily due to cash payments of $22.7 million for the purchase of property and equipment and $5.3 million related to the acquisition of businesses.

Net cash used in financing activities was $122.8 million for the nine months ended September 30, 2015, primarily representing $165.8 million of debt repayments ($150.6 million of long-term borrowings and $15.2 million of short-term borrowings) partially offset by $114.3 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the ABL facility and $14.3 million from short-term borrowings). In addition, the Company paid $64.4 million for the repurchase of its common stock and $12.4 million related to the net share settlement of equity awards, which was partially offset by $8.9 million of cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities was $90.5 million for the nine months ended September 30, 2014, primarily representing $93.6 million of debt repayments ($68.9 million of long-term borrowings and $24.7 million of short-term borrowings) partially offset by $4.9 million cash proceeds from short-term borrowings. In addition, the Company paid $10.3 million related to the net share settlement of equity awards, which was partially offset by $9.2 million of cash inflow related to the excess tax benefits of equity awards.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2015	2014	2015	2014

Net income	$34,036	$36,497	$68,565	$125,223
Interest expense	10,210	12,294	32,241	35,411
Depreciation and amortization	10,597	8,789	29,760	25,745
Provision for income taxes	19,218	18,365	38,864	66,285
Non-cash write-down and other adjustments (a)	2,115	1,099	4,091	(4,653)
Non-cash share-based compensation expense (b)	1,799	3,200	6,889	9,403
Loss on extinguishment of debt (c)	-	1,836	4,795	1,836
(Gain) loss on change in contractual interest rate (d)	2,381	-	2,381	(16,014)
Transaction costs and credit facility fees (e)	317	889	999	1,590
Business optimization expenses (f)	5	-	1,743	-
Other	494	91	404	264
Adjusted EBITDA	$81,172	$83,060	$190,732	$245,090

(a)   Represents the following non-cash charges for the three and nine months ended September 30, 2015 and 2014: losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency adjustments and certain purchase accounting related adjustments in connection with permitted business acquisitions, as defined in our credit agreement. Additionally, the nine months ended September 30, 2014 includes adjustments for certain earn-out obligations in connection with acquisitions ($4.9 million).

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

●	The purchase accounting adjustments represent non-cash items to reflect fair value at the date of acquisition, and therefore do not reflect our ongoing operations; and
●

The adjustment for a certain earn-out obligation in connection with acquisitions recorded in the nine months ended September 30, 2014, is a one-time charge that we believe does not reflect our ongoing operations.

(b)  Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c)  Represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.

(d) The amount for the three and nine months ended September 30, 2015 represents a non-cash loss relating to a 25 basis point increase in borrowing costs, as a result of the credit agreement leverage ratio rising above 3.0 times at June 30, 2015. The amount for the nine months ended September 30, 2014 represents a non-cash gain relating to a 25 basis point reduction in borrowing costs, as a result of the credit agreement leverage ratio falling below 3.0 times at March 31, 2014.

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

Adjusted Net Income

Adjusted Net Income is defined as net income before provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company’s debt, gains and losses on changes in cash flows related to the Company’s debt, intangible asset impairment charges (as applicable), transaction costs, losses on extinguishment of debt, business optimization expenses, purchase accounting adjustments, and certain other non-cash gains and losses as reflected in the reconciliation table set forth below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2015	2014	2015	2014

Net income	$34,036	$36,497	$68,565	$125,223
Provision for income taxes	19,218	18,365	38,864	66,285
Income before provision for income taxes	53,254	54,862	107,429	191,508
Amortization of intangible assets	6,285	5,277	17,460	15,721
Amortization of deferred financing costs and original issue discount	1,024	1,824	4,368	4,845
Loss on extinguishment of debt	-	1,836	4,795	1,836
(Gain) loss on change in contractual interest rate	2,381	-	2,381	(16,014)
Transaction costs and other purchase accounting adjustments (a)	979	565	1,482	(4,134)
Business optimization expenses	5	-	1,743	-
Adjusted net income before provision for income taxes	63,928	64,364	139,658	193,762
Cash income tax expense (b)	(500)	(6,470)	(6,535)	(28,030)
Adjusted net income	$63,428	$57,894	$133,123	$165,732

Adjusted net income per common share - diluted:	$0.92	$0.83	$1.91	$2.37
Weighted average common shares outstanding - diluted:	69,182,465	70,033,224	69,781,300	70,050,953

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. Additionally, the nine months ended September 30, 2014 includes adjustments to certain earn-out obligations in connection with acquisitions ($4.9 million).

(b) Amount for the three and nine months ended September 30, 2015 is based on an anticipated cash income tax rate of approximately 4% for the full year-ended 2015. Amount for the three and nine months ended September 30, 2014 is based on an anticipated cash income tax rate of approximately 14% for the full year-ended 2014.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2015, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 27, 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014, except for the additional risk factor presented below within the “Risk factors related to our business and industry.”

We may encounter difficulties in implementing or operating a new enterprise resource planning (ERP) system, which may adversely affect our operations and financial reporting

We are in the process of implementing a new ERP system as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. When implemented, the ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions accurately and efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three months ended September 30, 2015.

The following table summarizes our stock repurchase activity for the three months ended September 30, 2015, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient and shares repurchased under the Company’s $200.0 million stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2015 – 07/31/2015	-	-	-	200,000,000
08/01/2015 – 08/31/2015	1,240,633	$29.20	1,240,000	163,787,951
09/01/2015 – 09/30/2015	910,427	30.95	910,000	135,621,708
Total	2,151,060	$29.94

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.           Other Information

On November 5, 2015, the Company amended its employment agreement with Aaron Jagdfeld, its Chief Executive Officer. The amendment provides that the term of the agreement will extend until November 5, 2018 and removes the previous evergreen renewal term which provided for automatic one-year renewals unless the Company provided notice within 90 days of the expiration date that it did not intend to renew the agreement. A copy of the employment agreement, as amended, is attached as Exhibit 10.1 to this Report.

Item 6.           Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 6, 2015

Item 6.	EXHIBIT INDEX

Exhibits Number	Description

10.1*	Amended Employment Agreement between the Company and Aaron Jagdfeld, President and Chief Executive Officer, dated November 5, 2015.

10.2*	Terms of Employment for Patrick Forsythe, Executive Vice President – Global Engineering, as set forth in Offer of Employment Letter dated May 27, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**     Furnished herewith.