Form 10-K
period 2015-12-31
GENERAC HOLDINGS INC.
filed 2016-02-26
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34627

GENERAC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5654756 (IRS Employer Identification No.)

S45 W29290 Hwy 59, Waukesha, WI (Address of principal executive offices)	53189 (Zip Code)
(262) 544-4811 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,707,473,704 based upon the closing price reported for such date on the New York Stock Exchange.

     As of February 19, 2016, 66,366,949 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2015 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

2015 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the generator market. As the only significant market participant focused predominantly on these products, we are a market leader in the power generation market in North America and have an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products, which are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available primarily across the United States and Canada, with an expanding presence internationally in Latin America, Europe, the Middle East, Africa and Asia/Pacific regions. Products are sold into these regions through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies under a variety of brand names. We also sell direct to certain national and regional account customers, as well as to individual consumers, that are the end users of our products.

We have a significant market share in the residential and light commercial markets for automatic standby generators, which we believe remain under-penetrated. We also have a leading market position for portable generators used in residential, light construction and recreational applications. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network to whom we offer comprehensive support and programs from the factory. In addition, through recent acquisitions, we are also a leading provider of light towers, mobile generators, flameless heaters, outdoor power equipment and industrial diesel generators ranging in sizes up to 3,250kW.

History

Generac Holdings Inc. (the Company or Generac) is a Delaware corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. Through innovation and focus, we have grown to be a leading provider of power generation equipment to the residential, light-commercial, industrial, oil & gas and construction markets.

Key events in our history include the following:

●	In 1980, we expanded beyond portable generators into the industrial market with the introduction of our first stationary generators that provided up to 200 kW of power output.
●	During the 1990’s, we expanded our industrial product development and global distribution system, forming a series of alliances that tripled our higher-output generator sales.
●

In 1998, we sold our Generac® portable products business (which included portable generator and power washer product lines) to a private equity firm who eventually sold this business to another company.

●	Our growth accelerated in 2000 as we expanded our purpose-built line of residential automatic standby generators and implemented our multi-layered distribution philosophy.
●	In 2005, we introduced our quiet-running QT Series generators, accelerating our penetration in the commercial market.
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

Products

We design and manufacture stationary, portable and mobile generators with single-engine outputs ranging between 800W and 3,250kW. We have the ability to expand the power range for certain stationary generator solutions to much larger multi-megawatt systems through an integrated paralleling configuration called Modular Power Systems (MPS). Other engine powered products that we design and manufacture include light towers, mobile heaters, power washers and water pumps, along with a broad line of outdoor power equipment including trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders. We classify our products into three categories based on similar range of power output geared for varying end customer uses: Residential products, Commercial & Industrial (C&I) products and Other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices (MSRPs) from approximately $1,799 to $16,199. These products operate on natural gas, liquid propane or diesel and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. We also provide a cellular-based remote monitoring system for home standby generators called Mobile Link™, which allows our customers to check the status of their generator conveniently from a desktop PC, tablet computer or smartphone and also provides the capability to receive maintenance and service alerts.

We provide a broad product line of portable generators that are fueled predominantly by gasoline, with certain models running on propane and diesel fuel, which range in size from 800W to 17,500W. These products serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and inverter generators targeted at the recreational market. In addition, we offer manual transfer switches to supplement our portable generator product offering. Our portable generators are offered under the Generac®, Powermate®, Dewalt® and Honeywell® brand names. In 2015, we introduced a new inverter generator called the iQ2000, which includes state-of-the-art sound mitigation technology coupled with advanced electronics that greatly reduces noise while also improving fuel consumption and ease of operation.

We also provide a broad product line of engine driven power washers for residential and commercial use, fueled by gasoline, which range in pressure from 2,500 to 4,200 PSI. Additionally, we offer a product line of water pumps built to meet the water removal needs of homeowners, farmers, construction crews and other end-user applications.

The acquisition of Country Home Products (CHP) in August 2015 provides a broad product line of chore-related specialty outdoor power equipment that includes trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders for the property maintenance needs of larger-acreage residences, light commercial properties, municipalities and farms. These products are largely sold in North America through catalogs and outdoor power equipment dealers primarily under the DR® brand name.

Residential products comprised 51.2%, 49.5% and 56.8%, respectively, of total net sales in 2015, 2014 and 2013.

Commercial & Industrial Products

We offer a full line of C&I generators fueled by diesel, natural gas, liquid propane and Bi-Fuel™. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW.

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

We also manufacture a broad line of standard and configured stationary generators and related transfer switches for various industrial standby, continuous-duty and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, which includes stationary and containerized packages, with our MPS technology extending our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. We offer four fuel options for our industrial generators, including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for large healthcare, telecom, datacom, commercial office, municipal and manufacturing customers.

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

We provide a broad line of light towers, mobile generators and mobile heaters, which provide temporary lighting, power and heat for various end markets, such as road and commercial construction, energy, mining, military and special events. We also manufacture commercial mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications.

We introduced several new C&I products during 2015, including a number of stationary and mobile natural gas generators that further expand our broad natural gas product range. We began shipping our new 400 kilowatt power node earlier in the year at an industry leading price point, and toward the end of the year we announced a new 500 kilowatt natural gas generator, the largest gas unit in our industrial generator line. Both of these units are ideal for large standby power applications such as office buildings, mission-critical data centers and healthcare facilities. Recently, we also introduced the new MGG450 mobile generator that operates on natural gas, wellhead gas or liquid propane, and offers superior power density making it ideal for powering large equipment under continuous operation in remote field locations.

C&I products comprised 41.6%, 44.6% and 38.4% respectively, of total net sales in 2015, 2014 and 2013.

Other Products

Our “Other Products” category includes aftermarket service parts to our dealers and proprietary engines to third-party original equipment manufacturers (OEMs).

Other power products comprised 7.2%, 5.9% and 4.8%, respectively, of total net sales in 2015, 2014 and 2013.

Distribution Channels and Customers

We distribute our products through several distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers (including certain private label arrangements), catalogs, equipment rental companies and equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers, that are the end users of our products.

We believe our distribution network is a competitive advantage that has strengthened over the last decade as a result of adding, expanding and developing the various distribution channels through which we sell our products. Our network is well balanced with no customer providing more than 7% of our sales in 2015.

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

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the United States and Canada. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales and product support. Our industrial distributors and dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. In recent years, we have been particularly focused on expanding our dealer network in Latin America and other regions of the world in order to expand our international sales opportunities.

Our retail distribution network includes thousands of locations and includes a variety of regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. These physical retail locations are supplemented by a number of catalog and e-commerce retailers. This network primarily sells our residential standby, portable and light-commercial generators, as well as our other engine powered tools. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby product category.

Our wholesaler network distributes our residential and light-commercial generators, and consists of selling branches of both national and local distribution houses for electrical and HVAC products.

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

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, convenience stores, grocery stores and other light commercial applications. Additionally, a portion of our portable generators and other engine powered tools are sold direct to individual consumers, who are the end users of the product.

Business Strategy

We have been executing on our “Powering Ahead” strategic plan, which serves as the framework for the significant investments we have made to capitalize on the long-term growth prospects of Generac. As we continue to move the Powering Ahead plan into the future, we are focused on a number of initiatives that are driven by the same four key objectives:

Growing the residential standby generator market. As the leader in the home standby generator market, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the United States and Canada. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity, combined with expanding our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by focusing on a variety of strategic initiatives targeted toward generating more sales leads, improving close rates and reducing the total overall cost of a home standby system. In addition, we intend to continue to focus on innovation in this emerging product category and introduce new products into the marketplace. With only approximately 3.5% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States), we believe there are opportunities to further penetrate the residential standby generator market.

Gaining commercial and industrial market share. Our growth strategy for commercial and industrial power generation products is focused on incremental market share gains. Key to this objective are efforts to leverage our expanding platform of diesel and natural gas offerings by better optimizing our industrial distribution partners’ capabilities to market, sell and support these products. Specifically, we continue to pursue certain initiatives to expand our distributors interactions with engineering firms and electrical contractors responsible for specifying and selecting our products within C&I power generation applications. We are also committed to a number of initiatives to improve the overall specification rates for our products which should increase quoting activity and close rates for our industrial distributors. In addition, we will attempt to gain incremental market share through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled back-up power solutions. While still a much smaller portion of the overall C&I market, we believe demand for these products continues to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs.

Diversifying end markets by expanding product offerings and services. In recent years, we have diversified our end markets with new product and service platforms. Much of this diversification has been achieved with our strategic acquisitions, which gave access to several new products, markets and customers. As a result of these acquisitions, we now have access to a broad lineup of mobile power products, higher-output generators and other engine powered tools, including products that serve the oil & gas and other infrastructure power markets. We are now a more balanced company relative to our residential product sales as compared to only five years ago, as revenues for our C&I products have expanded from 31.0% of total net sales in 2010 to 41.6% in 2015. As we continue to build upon our recent diversification efforts, we intend to evaluate other products and services which we believe could further diversify our end markets, either through organic initiatives or additional acquisitions.

Expanding into new geographies. During 2015, approximately 10% of our revenues were shipped to regions outside the U.S. and Canada. Given that the global market for power generation equipment is estimated to exceed $16 billion annually, we believe there are growth opportunities for Generac by expanding into new geographies. Prior to the acquisitions of Ottomotores in 2012, located in Latin America, and Tower Light in 2013, located in Europe, these efforts had been mostly organic with the creation of a dedicated sales team and the addition of new distribution points around the globe, with a focus in Latin America. The Ottomotores and Tower Light acquisitions provide us with an enhanced platform and increased scale for our international growth initiatives, and also accelerate our efforts to become a more global player in the markets for backup power and mobile power equipment. As we look forward, we intend to leverage these acquisitions while also evaluating other opportunities to expand into other regions of the world. This is targeted to be accomplished through both organic initiatives and potential acquisitions, and by establishing and developing additional distribution globally and building the Generac brand internationally.

We believe the investments we have made to date, due in part to our Powering Ahead strategy, have helped to capitalize on the macro, secular growth drivers for our business and are an important part of our efforts to diversify and globalize our business. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Drivers and Trends” for additional drivers that influence demand for our products and other trends affecting the markets that we serve.

Manufacturing

We operate several manufacturing plants, distribution facilities and inventory warehouses located principally in the United States, Mexico, Italy and Brazil totaling over three million square feet. We maintain inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

In recent years, we have added manufacturing capacity through investments in automation, improved utilization and the expansion of our manufacturing footprint through organic means as well as through acquisitions. We believe we have sufficient capacity to achieve our business goals for the near-to-intermediate term.

Research and Development

Our primary focus on power generation equipment and other engine powered products drives technological innovation, specialized engineering and manufacturing competencies. Research and development is a core competency and includes a staff of over 250 engineers working on numerous projects. Our sponsored research and development expense was $32.9 million, $31.5 million and $29.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development is conducted at each of our manufacturing facilities worldwide and is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

Intellectual Property

We are committed to research and development, and we rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment.

Suppliers of Raw Materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable suppliers in the United States and internationally. Our strategic global sourcing function continuously evaluates the quality and cost structure of our products and assesses the capabilities of our supply chain. Components are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components. In 2015, we sourced approximately 52% of our materials and components from outside the United States.

Competition

The market for power generation equipment and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment and engine powered tools providers, both domestic and internationally. However, specifically in the generator market, most of the traditional participants compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power generation with a core emphasis on standby, portable and mobile generators with broad capabilities across the residential, light commercial, industrial, oil & gas, and construction generator markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse distribution model and strong factory support provide additional advantages as well.

A summary of the primary competitors across our main product classes are as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, FNA Group, Mi-T-M, Karcher, Swisher, MTD, Husqvarna, Ariens and Ardisam, along with a number of smaller domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, MTU, Stemac, FG Wilson, Wacker, MultiQuip, Terex, Doosan, Briggs & Stratton (Allmand), Atlas Copco, Himonisa, Flagro, Frost Fighter, Therm Dynamics and Tioga; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also includes other regional packagers that serve local markets throughout the world.

In a continuously evolving market, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Employees

As of December 31, 2015, we had 3,156 employees (2,920 full time and 236 part-time and temporary employees). Of those, 1,922 employees were directly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years. The current agreement, which expires October 17, 2016, covers our Waukesha and Eagle, Wisconsin facilities. Additionally, our plants in Mexico, Italy and Brazil are operated under various local or national union groups. Our other facilities are not unionized.

Regulation, including Environmental Matters

As a manufacturing company, our operations are subject to a variety of federal, state, local and foreign laws and regulations covering environmental, health and safety matters. Applicable laws and regulations include those governing, among other things, emissions to air, discharges to water, noise and employee safety, as well as the generation, handling, storage, transportation, treatment, and disposal of waste and other materials. In addition, our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements, as well as labeling and marketing.

Our products sold in the United States are regulated by the U.S. Environmental Protection Agency (EPA), California Air Resources Board (CARB) and various other state and local air quality management districts. These governing bodies continue to pass regulations that require us to meet more stringent emission standards, and all of our engines and engine-driven products are regulated within the United States and its territories. Other countries have varying degrees of regulation depending upon product application and fuel types.

Segment Information

We refer you to Note 6, “Segment Reporting,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	44	President, Chief Executive Officer and Director
York A. Ragen	44	Chief Financial Officer
Russell S. Minick	55	Executive Vice President, North America
Roger F. Pascavis	55	Executive Vice President, Strategic Global Sourcing
Patrick Forsythe	48	Executive Vice President, Global Engineering
Allen D. Gillette	59	Executive Vice President, Global Engineering
Clement Feng	52	Senior Vice President, Marketing

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

Patrick Forsythe has served as our Executive Vice President of Global Engineering since July 2015. Prior to re-joining Generac, Mr. Forsythe was Vice President, Global Engineering & Technology of Hayward Industries from 2008 to 2015, Vice President, Global Engineering at Ingersoll Rand Company (and the acquired Doosan Infracore International) from 2004 to 2008, and Director of Engineering at Ingersoll Rand Company from 2002 to 2004. Prior to 2002, Mr. Forsythe worked in various engineering management capacities with Generac from 1995 to 2002. Mr. Forsythe holds a Higher National Diploma (HND) in Mechanical Engineering from the University of Ulster (United Kingdom), a B.S. in Mechanical Engineering, and an M.S. in Manufacturing Management & Technology from The Open University (United Kingdom).

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report.

Risk factors related to our business and industry

Demand for the majority of our products is significantly affected by unpredictable power-outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for the majority of our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts and other power grid reliability issues. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales growth rates and excess inventory. There are smaller, more localized power outages that occur frequently that drive a baseline level of demand for back-up power solutions. The lack of major power-outage events and fluctuations to the baseline levels of power-outage activity are part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards could lead to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets.

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

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies which have substantially greater financial resources than we do. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For further information, see “Item 1—Business—Competition.”

Our industry is subject to technological change, and our failure to continue developing new and improved products and to bring these products rapidly to market could have an adverse impact on our business.

New products, or refinements and improvements of existing products, may have technical failures, delayed introductions, higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, telecommunications, retail or equipment rental customers, would adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We consider our intellectual property rights to be important assets, and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

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

Our operations are subject to a variety of foreign, federal, state and local environmental, health and safety laws and regulations including those governing, among other things, emissions to air; discharges to water; noise; and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition, under federal and state environmental laws, we could be required to investigate, remediate and/or monitor the effects of the release or disposal of materials both at sites associated with past and present operations and at third-party sites where wastes generated by our operations were disposed. This liability may be imposed retroactively and whether or not we caused, or had any knowledge of, the existence of these materials and may result in our paying more than our fair share of the related costs. We could also be subject to a recall action by regulatory authorities. Violations of or liabilities under such laws and regulations could result in substantial costs, fines and civil or criminal proceedings or personal injury and workers' compensation claims.

Our products are subject to substantial government regulation.

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the EPA, CARB and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines and requirements, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

In addition, a significant portion of our manufacturing and production facilities are located in Wisconsin within a 100-mile radius of each other. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our facilities, in particular our Wisconsin facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. At December 31, 2015, goodwill and other indefinite-lived intangibles totaled $798.0 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of operations. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350-20, Intangibles – Goodwill and Other, goodwill and indefinite lived intangibles are reviewed at least annually for impairment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations,” Note 2, “Significant Accounting Policies,” and Note 8, “Goodwill and Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s impairment tests and the impairment of certain tradenames as a result of a new brand strategy and the impairment of the goodwill of the Ottomotores reporting unit both recorded in the fourth quarter of 2015.

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

Our ability to realize the anticipated benefits of our acquisitions will depend, to a large extent, on our ability to integrate the acquired businesses with our business. The combination of independent businesses is a complex, costly and time-consuming process. Further, integrating and managing businesses with international operations may pose challenges not previously experienced by our management. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of any acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, could preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating an acquired business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

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

We may encounter difficulties in implementing or operating a new enterprise resource planning (ERP) system, which may adversely affect our operations and financial reporting.

In January 2016, we implemented a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions accurately and efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

Failures or security breaches of our networks or information technology systems could have an adverse effect on our business.

We rely heavily on information technology (IT) both in our products and services for customers and in our IT systems. Further, we collect and store sensitive information in our data centers and on our networks. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These actors may engage in fraudulent activities, theft of confidential or proprietary information and sabotage.

Our IT systems and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks pose a risk to the security of the products, systems and networks of our customers, suppliers and third-party service providers, as well to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through controls, due diligence, training, surveillance and other measures, we remain vulnerable to information security threats.

Despite the precautions we take, an intrusion or infection of our systems could result in the disruption of our business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our IT systems could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

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

Provisions in our amended and restated certificate of incorporation and by-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. For example, our amended and restated certificate of incorporation and by-laws:

●	permit our board of directors to issue preferred stock with such terms as they determine, without stockholder approval;
●	provide that only one-third of the members of the board of directors are elected at each stockholders meeting and prohibit removal without cause;
●	require advance notice for stockholder proposals and director nominations; and
●	contain limitations on convening stockholder meetings.

These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and could discourage potential takeover attempts and could adversely affect the market price of our common stock.

We currently do not have plans to pay dividends on our common stock in the foreseeable future.

We currently do not have plans to pay dividends in the foreseeable future on our common stock. We intend to use future earnings for the operation and expansion of our business, as well as for repayment of outstanding debt and for share repurchases. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure that we will make such a change.

Risks related to our capital structure

We have a significant amount of indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2015, we had total indebtedness of $1,059.3 million. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. In the future, if we are unable to refinance our credit facilities on acceptable terms, our liquidity could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own, operate or lease manufacturing and distribution facilities located principally in the United States, Mexico, Italy, Brazil and the United Kingdom totaling over three million square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations. We also have inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers.

The following table shows the location and activities of our principal operations:

Location	Owned/ Leased	Square Footage	Activities

Waukesha, WI	Owned	307,000	Corporate headquarters, manufacturing, storage, research and development, service parts distribution
Eagle, WI	Owned	242,000	Manufacturing, office, training
Whitewater, WI	Owned	491,000	Manufacturing, office, distribution
Oshkosh, WI	Owned	240,000	Manufacturing, storage, research and development
Berlin, WI	Owned	129,000	Manufacturing, office
Berlin, WI	Leased	192,500	Manufacturing, storage, research and development
Edgerton, WI	Leased	235,000	Storage
Jefferson, WI	Owned	253,000	Manufacturing, distribution
Jefferson, WI	Leased	589,000	Storage
Maquoketa, IA	Owned	137,000	Storage, rental property
Bismarck, ND	Owned	50,000	Manufacturing and office
Vergennes, VT	Leased	66,000	Office
Winooski, VT	Leased	104,000	Manufacturing
Mexico City, Mexico	Owned	180,000	Manufacturing, sales, distribution, storage, office
Mexico City, Mexico	Leased	71,000	Office, storage and warehouse
Curitiba, Brazil	Leased	24,000	Manufacturing, sales, distribution, storage, office
Milan, Italy	Leased	91,000	Manufacturing, sales, distribution, storage, office
Milton Keynes, England	Leased	9,000	Sales, distribution, storage, office

As of December 31, 2015, substantially all of our owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, patent and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2015, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.” The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2015 and 2014, respectively.

2015	High	Low
Fourth Quarter	$32.53	$26.88
Third Quarter	$39.78	$27.16
Second Quarter	$49.35	$39.62
First Quarter	$50.41	$43.74

2014	High	Low
Fourth Quarter	$48.00	$38.85
Third Quarter	$48.02	$40.54
Second Quarter	$60.36	$46.27
First Quarter	$61.17	$45.72

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2015, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay withholding taxes on behalf of the recipient and shares repurchased under the Company’s $200.0 million stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/15 - 10/31/15	112	$31.57	-	135,621,708
11/01/15 - 11/30/15	681,148	30.65	680,000	114,781,696
12/01/15 - 12/31/15	473,500	31.10	473,500	100,057,756
Total	1,154,760	$30.83

For equity compensation plan information, please refer to Note 15, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the five-year period ended December 31, 2015. The graph and table assume that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

Generac Holdings Inc.	$100.00	$173.35	$273.48	$513.40	$423.84	$269.84
S&P 500 Index - Total Returns	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Industrials Index	100.00	99.41	114.67	161.31	177.16	172.67
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18

Holders

As of February 19, 2016, there were approximately 222 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

On June 21, 2013, the Company used a portion of the proceeds from the May 31, 2013 debt refinancing (see Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K) to pay a special cash dividend of $5.00 per share on its common stock, resulting in payments totaling $340.8 million to stockholders on that date.

We currently do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization, and other such factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries, including our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, repurchase shares of common stock and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries, including Generac Power Systems.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2012 and 2011 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(U.S. Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$1,317,299	$1,460,919	$1,485,765	$1,176,306	$791,976
Costs of goods sold	857,349	944,700	916,205	735,906	497,322
Gross profit	459,950	516,219	569,560	440,400	294,654
Operating expenses:
Selling and service	130,242	120,408	107,515	101,448	77,776
Research and development	32,922	31,494	29,271	23,499	16,476
General and administrative	52,947	54,795	55,490	46,031	30,012
Amortization of intangibles (1)	23,591	21,024	25,819	45,867	48,020
Tradename and goodwill impairment (2)	40,687	-	-	-	9,389
Gain on remeasurement of contingent consideration (3)	-	(4,877)	-	-	-
Total operating expenses	280,389	222,844	218,095	216,845	181,673
Income from operations	179,561	293,375	351,465	223,555	112,981
Other income (expense):
Interest expense	(42,843)	(47,215)	(54,435)	(49,114)	(23,718)
Investment income	123	130	91	79	110
Loss on extinguishment of debt (4)	(4,795)	(2,084)	(15,336)	(14,308)	(377)
Gain (loss) on change in contractual interest rate (5)	(2,381)	16,014	-	-	-
Costs related to acquisitions	(1,195)	(396)	(1,086)	(1,062)	(875)
Other, net	(5,487)	(1,462)	(1,983)	(2,798)	(1,155)
Total other expense, net	(56,578)	(35,013)	(72,749)	(67,203)	(26,015)
Income before provision for income taxes	122,983	258,362	278,716	156,352	86,966
Provision (benefit) for income taxes (6)	45,236	83,749	104,177	63,129	(237,677)
Net income	$77,747	$174,613	$174,539	$93,223	$324,643
Income per share - diluted:
Common Stock	$1.12	$2.49	$2.51	$1.35	$4.79

Statement of Cash Flows data:
Depreciation	$16,742	$13,706	$10,955	$8,293	$8,103
Amortization of intangible assets	23,591	21,024	25,819	45,867	48,020
Expenditures for property and equipment	(30,651)	(34,689)	(30,770)	(22,392)	(12,060)

Other Financial Data:
Adjusted EBITDA (7)	$270,816	$337,283	$402,613	$289,809	$188,476
Adjusted Net Income (8)	198,436	234,165	301,664	220,792	147,176

(U.S. Dollars in thousands)	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance Sheet Data:
Current assets	$661,372	$730,478	$654,179	$522,553	$383,265
Property, plant and equipment, net	184,213	168,821	146,390	104,718	84,384
Goodwill	669,719	635,565	608,287	552,943	547,473
Other intangibles and other assets	277,512	347,678	389,349	423,633	537,671
Total assets	$1,792,816	$1,882,542	$1,798,205	$1,603,847	$1,552,793

Total current liabilities	$213,224	$240,522	$250,845	$294,859	$165,390
Long-term borrowings, less current portion	1,050,097	1,082,101	1,175,349	799,018	575,000
Other long-term liabilities	63,624	70,120	54,940	46,342	43,514
Stockholders' equity	465,871	489,799	317,071	463,628	768,889
Total liabilities and stockholders' equity	$1,792,816	$1,882,542	$1,798,205	$1,603,847	$1,552,793

(1)   Our amortization of intangibles expense includes the straight-line amortization of customer lists, patents, certain tradenames and other finite-lived intangible assets.

(2) During the fourth quarter of 2015, our Board of Directors approved a plan to strategically transition and consolidate certain of our brands acquired through acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames and a $36.1 million non-cash charge to write-down to net realizable value. Additionally, during the fourth quarter of 2015, a $4.6 million goodwill impairment charge was recorded related to the write-down of the Ottomotores reporting unit goodwill. During the fourth quarter of 2011, we decided to strategically transition certain products to the Generac® tradename, which resulted in a $9.4 million non-cash charge which primarily related to the write-down of the impacted tradename to net realizable value. Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” and Note 8, “Goodwill and Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the 2015 impairment charges.

(3) During the second quarter of 2014, we recorded a gain of $4.9 million related to an adjustment to a certain earn-out obligation in connection with a recent acquisition.

(4)  For the years ended December 31, 2015, 2014 and 2013, represents the non-cash write-off of original issue discount and capitalized debt issuances costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, represents the loss on extinguishment of debt as a result of the refinancing transaction in May 2013. For the year ended December 31, 2012, represents the loss on extinguishment of debt as a result of the refinancing transactions in February and May 2012. For the year ended December 31, 2011, represents the non-cash write-off of capitalized debt issuance costs due to voluntary debt prepayments. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(5) For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times at June 30, 2015. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times at March 31, 2014. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(6) The 2011 net tax benefit of $237.7 million includes a tax benefit of $271.4 million recorded due to the reversal of valuation allowances recorded on our net deferred tax assets. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the tax provision for the years ended December 31, 2015, 2014 and 2013.

(7)   Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in the Term Loan and Amended ABL Facility (terms defined in Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K), which is substantially the same definition that was contained in the Company’s previous credit agreements.

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan and Amended ABL Facility and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and board of directors. These adjustments eliminate the impact of a number of items that:

●

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains and write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

●	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
●	are non-cash in nature, such as share-based compensation expense.

We explain in more detail in footnotes (a) through (g) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the items that are included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and while the calculations are subject to review by our board of directors in the context of the board's review of our financial statements, and certification by our chief financial officer in a compliance certificate provided to the lenders under our Term Loan and Amended ABL Facility, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. The following table presents a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013	2012	2011
Net income	$77,747	$174,613	$174,539	$93,223	$324,643
Interest expense	42,843	47,215	54,435	49,114	23,718
Depreciation and amortization	40,333	34,730	36,774	54,160	56,123
Income taxes provision (benefit)	45,236	83,749	104,177	63,129	(237,677)
Non-cash write-down and other adjustments (a)	3,892	(3,853)	78	247	1,011
Non-cash share-based compensation expense (b)	8,241	12,612	12,368	10,780	8,646
Tradename and goodwill impairment (c)	40,687	-	-	-	9,389
Loss on extinguishment of debt (d)	4,795	2,084	15,336	14,308	377
(Gain) loss on change in contractual interest rate (e)	2,381	(16,014)	-	-	-
Transaction costs and credit facility fees (f)	2,249	1,851	3,863	4,117	1,719
Business optimization expenses (g)	1,947	-	-	-	-
Other	465	296	1,043	731	527
Adjusted EBITDA	$270,816	$337,283	$402,613	$289,809	$188,476

(a)   Represents losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments. Additionally, the year ended December 31, 2014 includes a $4.9 million gain adjustment to a certain earn-out obligation in connection with an acquisition.

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●	The losses on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent losses that are not from our core operations;
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
●

The gain adjustment to a certain earn-out obligation in connection with an acquisition recorded in the year ended December 31, 2014, is a one-time charge that we believe does not reflect our ongoing operations.

(b)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(c) During the fourth quarter of 2015, our Board of Directors approved a plan to strategically transition and consolidate certain of our brands acquired through acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames and a $36.1 million non-cash charge to write-down to net realizable value. Additionally, for the year ended December 31, 2015, represents a $4.6 million goodwill impairment charge related to the write-down of the Ottomotores reporting unit goodwill. For the year ended December 31, 2011, represents the decision to strategically transition certain products to the Generac® tradename, which resulted in a $9.4 million non-cash charge which primarily related to the write-down of the impacted tradename to net realizable value. Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” and Note 8, “Goodwill and Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the 2015 impairment charges.

(d) For the years ended December 31, 2015, 2014 and 2013, represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, represents the loss on extinguishment of debt as a result of the refinancing transaction in May 2013. For the year ended December 31, 2012, represents the loss on extinguishment of debt as a result of the refinancing transactions in February and May 2012. For the year ended December 31, 2011, represents the non-cash write-off of capitalized debt issuance costs due to voluntary debt prepayments. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(e)   For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times at June 30, 2015. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times at March 31, 2014. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in contractual interest rate.

(f)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

●

administrative agent fees and revolving credit facility commitment fees under our Term Loan and Amended ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation;

●	transaction costs relating to the acquisition of a business; and
●	other financing costs incurred relating to the dividend recapitalization transactions completed in May 2012 and 2013.

(g)   Represents severance and non-recurring restructuring charges related to the integration of acquired facilities, which represent expenses that are not from our core operations and do not reflect our ongoing operations.

(8)   Adjusted Net Income is defined as net income before provision (benefit) for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, gains and losses on changes in cash flows related to our debt, intangible asset impairment charges, transaction costs, losses on extinguishment of debt, business optimization expenses, purchase accounting adjustments, and certain other non-cash gains and losses as reflected in the reconciliation table set forth below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013	2012	2011
Net income	$77,747	$174,613	$174,539	$93,223	$324,643
Provision (benefit) for income taxes	45,236	83,749	104,177	63,129	(237,677)
Income before provision (benefit) for income taxes	122,983	258,362	278,716	156,352	86,966
Amortization of intangible assets	23,591	21,024	25,819	45,867	48,020
Amortization of deferred finance costs and original issue discount	5,429	6,615	4,772	3,759	1,986
Tradename and goodwill impairment	40,687	-	-	-	9,389
Loss on extinguishment of debt	4,795	2,084	15,336	14,308	377
(Gain) loss on change in contractual interest rate	2,381	(16,014)	-	-	-
Transaction costs and other purchase accounting adjustments (a)	2,710	(3,623)	2,842	3,317	875
Business optimization expenses	1,947	-	-	-	-
Adjusted net income before provision for income taxes	204,523	268,448	327,485	223,603	147,613
Cash income tax expense (b)	(6,087)	(34,283)	(25,821)	(2,811)	(437)
Adjusted net income	$198,436	$234,165	$301,664	$220,792	$147,176

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. The year ended December 31, 2014 also includes a gain adjustment to a certain earn-out obligation in connection with an acquisition ($4.9 million).

(b)   Amounts are based on actual cash income taxes paid during each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” “Item 6 - Selected Financial Data” and the consolidated financial statements and the related notes thereto in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A - Risk Factors.”

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas, and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we are a market leader in the power equipment market in North America and have an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation products, mobile product solutions and other engine powered products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators in the light-commercial market. In addition, the importance of backup power for telecommunications infrastructure is increasing due to the growing importance for uninterrupted voice and data services. Also, in recent years, a more stringent regulatory environment around the flaring of natural gas at oil & gas drilling and production sites has been a catalyst for increased demand for natural gas fueled generators, including mobile solutions. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby and mobile generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the multiple major outage events that occurred during the second half of both 2011 and 2012 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to substantial organic revenue growth in 2012 with strong growth continuing during 2013. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

Impact of residential investment cycle.    The market for residential generators is also affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators. Trends in the new housing market highlighted by residential housing starts can also impact demand for our residential generators. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather precipitation patterns.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum and other components we use in our products, together with foreign currency fluctuations, can have a material impact on our results of operations. We have historically attempted to mitigate the impact of rising commodity, currency and component prices through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 23% to 27% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 24% to 27% in the third quarter and 25% to 28% in the fourth quarter, with different seasonality depending on the presence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. For example, there were multiple major power outage events that occurred during the second half of both 2011 and 2012, which were significant in terms of severity. As a result, the seasonality experienced during this time period, and for the subsequent quarters following the time period, varied relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit agreement pricing grids, and repayments or borrowings of indebtedness. Cash interest expense decreased during 2015 compared to 2014, primarily due to voluntary prepayments of Term Loan principal and the lower interest rate on our Amended ABL Facility borrowings. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid. We had approximately $715 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2015 related to our acquisition by CCMP in 2006 that we expect to generate aggregate cash tax savings of approximately $279 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $42.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2015. We expect these assets to generate aggregate cash tax savings of $16.4 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Components of Net Sales and Expenses

Net Sales

Substantially all of our net sales are generated through the sale of our power generator equipment and other engine powered products to the residential, light commercial, industrial, oil & gas, and construction markets. We also sell engines to certain customers and service parts to our dealer network. Net sales, which include shipping and handling charges billed to customers, are generally recognized upon shipment of products to our customers. Related freight costs are included in cost of sales.

During 2015, our net sales were affected primarily by the U.S. market as sales outside of the United States represented approximately 15% of total net sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 7% of our sales, and our top ten customers representing less than 25% of our total sales for the year ended December 31, 2015.

Costs of Goods Sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised approximately 84% of costs of goods sold for the year ended December 31, 2015. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our generators up to 22kW. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the OEM of those engines. We design many of the alternators for our units and either manufacture or source alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

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

Operating Expenses

Our operating expenses consist of costs incurred to support our sales, marketing, distribution, service parts, engineering, information systems, human resources, finance, risk management, legal and tax functions, among others. These expenses include personnel costs such as salaries, bonuses, employee benefit costs and taxes, and are classified into three categories: selling and service, research and development, and general and administrative. Additionally, the amortization expense related to our finite-lived intangible assets is included within operating expenses.

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

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. We currently operate engineering facilities at eight locations globally and employ over 250 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development, and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

General and administrative.    Our general and administrative expenses include personnel costs for general and administrative employees; accounting, legal and professional services fees; information technology costs; insurance; travel and entertainment expense; and other corporate expenses.

Amortization of intangibles.    Our amortization of intangibles expense includes the straight-line amortization of finite-lived tradenames, customer lists, patents and other intangibles assets.

Other Income (Expense)

Other income (expense) includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, and expenses related to interest rate swap agreements. Other income (expense) also includes other financial items such as losses on extinguishment of debt, gains (losses) on change in contractual interest rate, interest income earned on our cash and cash equivalents, and costs related to acquisitions.

Costs related to acquisitions.   In 2015, the other expenses include transaction-related expenses related to the acquisitions of CHP and Pramac. In 2014, the other expenses include transaction-related expenses related to the acquisitions of Powermate and MAC. In 2013, other expenses include transaction-related expenses related to the acquisitions of Tower Light and Baldor. See Note 3, “Acquisitions” and Note 20, “Subsequent Events” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s recent acquisitions and the announced acquisition of Pramac.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014
Net sales	$1,317,299	$1,460,919
Costs of goods sold	857,349	944,700
Gross profit	459,950	516,219
Operating expenses:
Selling and service	130,242	120,408
Research and development	32,922	31,494
General and administrative	52,947	54,795
Amortization of intangibles	23,591	21,024
Tradename and goodwill impairment	40,687	-
Gain on remeasurement of contingent consideration	-	(4,877)
Total operating expenses	280,389	222,844

Income from operations	179,561	293,375
Total other expense, net	56,578	35,013
Income before provision for income taxes	122,983	258,362
Provision for income taxes	45,236	83,749
Net income	$77,747	$174,613

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014
Residential products	$673,764	$722,206
Commercial & Industrial products	548,440	652,216
Other	95,095	86,497
Net sales	$1,317,299	$1,460,919

Net sales. Net sales decreased $143.6 million, or 9.8%, to $1,317.3 million for the year ended December 31, 2015 from $1,460.9 million for the year ended December 31, 2014. The contribution from non-annualized recent acquisitions to the year ended December 31, 2015 was $62.8 million. Residential product sales decreased 6.7% to $673.8 million in 2015 from $722.2 million for the comparable period in 2014, primarily due to lower demand of home standby generators as a result of the significant decline in the power outage severity environment during 2015, partially offset by the contribution from recent acquisitions. C&I product sales decreased 15.9% to $548.4 million in 2015 from $652.2 million for the comparable period in 2014, primarily due to a significant reduction in shipments into oil & gas and general rental markets and, to a lesser extent, reduced shipments to telecom national account customers and the negative impact of foreign currency, partially offset by the contribution from recent acquisitions.

Gross profit. Gross profit decreased $56.2 million, or 10.9%, to $460.0 million for the year ended December 31, 2015 from $516.2 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 decreased to 34.9% from 35.3% for the year ended December 31, 2014. The decline in gross margin was primarily due to unfavorable absorption of manufacturing overhead-related costs, partially offset by the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. dollar.

Operating expenses. Operating expenses increased $57.6 million to $280.4 million for the year ended December 31, 2015 from $222.8 million for the year ended December 31, 2014. The current year operating expenses include a non-cash $36.1 million impairment charge relating to tradenames as a result of a new brand strategy to transition and consolidate various brands to the Generac® tradename, and a non-cash $4.6 million impairment charge relating to the write-down of the goodwill of the Ottomotores reporting unit. Additionally, the prior year operating expenses include a $4.9 million gain relating to a remeasurement of a contingent earn-out obligation from an acquisition. Excluding the impact of these items, operating expenses increased $12.0 million primarily due to the addition of recurring operating expenses associated with recent acquisitions, increased marketing and advertising expenses, and a $2.6 million increase in the amortization of intangible assets. This was partially offset by reductions in variable operating expenses on lower sales volumes

Other expense. Other expense increased $21.6 million, or 61.6%, to $56.6 million for the year ended December 31, 2015 from $35.0 million for the year ended December 31, 2014. The increase was primarily due to a prior year $16.0 million non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of our net debt leverage ratio falling below 3.0 times at March 31, 2014, and a current year $2.4 million non-cash loss relating to a 25 basis point increase in borrowing costs as a result of our net debt leverage ratio moving back above 3.0 times at June 30, 2015. Additionally, $150.0 million of voluntary prepayments of Term Loan debt were made in the current year, resulting in a non-cash $4.8 million loss on extinguishment of debt compared to voluntary prepayments of Term Loan debt of $87.0 million in the prior year, which resulted in a non-cash $2.1 million loss on extinguishment of debt. The debt repayments resulted in a year-over-year decrease in interest expense of $4.4 million.

Income tax expense. Income tax expense decreased $38.5 million to $45.2 million for the year ended December 31, 2015 from $83.7 million for the year ended December 31, 2014. The effective tax rate for 2015 was 36.8% as compared to 32.4% for 2014. The increase in income tax rate was primarily attributable to a decrease in the Company’s federal domestic production activity deduction due to lower pre-tax income.

Net income. As a result of the factors identified above, we generated net income of $77.7 million for the year ended December 31, 2015 compared to $174.6 million for the year ended December 31, 2014.

Adjusted EBITDA. Adjusted EBITDA, as defined and reconciled in Item 6, “Selected Financial Data,” decreased to $270.8 million in 2015 as compared to $337.3 million in 2014, due to the factors discussed above.

Adjusted net income. Adjusted Net Income, as defined and reconciled in Item 6, “Selected Financial Data,” decreased to $198.4 million in 2015 compared to $234.2 million in 2014, due to the factors discussed above partially offset by a decrease in cash income tax expense.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013
Net sales	$1,460,919	$1,485,765
Costs of goods sold	944,700	916,205
Gross profit	516,219	569,560
Operating expenses:
Selling and service	120,408	107,515
Research and development	31,494	29,271
General and administrative	54,795	55,490
Amortization of intangibles	21,024	25,819
Gain on remeasurement of contingent consideration	(4,877)	-
Total operating expenses	222,844	218,095

Income from operations	293,375	351,465
Total other expense, net	35,013	72,749
Income before provision for income taxes	258,362	278,716
Provision for income taxes	83,749	104,177
Net income	$174,613	$174,539

	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013
Residential products	$722,206	$843,727
Commercial & Industrial products	652,216	569,890
Other	86,497	72,148
Net sales	$1,460,919	$1,485,765

Net sales. Net sales decreased $24.9 million, or 1.7%, to $1,460.9 million for the year ended December 31, 2014 from $1,485.8 million for the year ended December 31, 2013. The contribution from non-annualized recent acquisitions to the year ended December 31, 2014 was $108.0 million. Residential product sales decreased 14.4% to $722.2 million from $843.7 million for the comparable period in 2013. Residential product sales declined on a year-over-year basis as 2013 benefited from approximately $140 million in incremental shipments as a result of satisfying the extended lead times that resulted from Superstorm Sandy in October 2012, which did not repeat in 2014. Excluding this benefit in 2013, residential products increased approximately 3%. C&I product sales increased 14.4% to $652.2 million from $569.9 million for the comparable period in 2013, primarily due to the contributions from recent acquisitions along with strength in the oil & gas markets, partially offset by reduced capital spending from certain telecom customers and overall softness within Latin America.

Gross profit. Gross profit decreased $53.4 million, or 9.4%, to $516.2 million for the year ended December 31, 2014 from $569.6 million for the year ended December 31, 2013. Gross profit margin for the year ended December 31, 2014 decreased to 35.3% from 38.3% for the year ended December 31, 2013. The decline in gross margin was driven by the combination of a higher mix of C&I product shipments, including the impact of recent acquisitions, an increase in promotional activities, and an overall increase in product costs, including a temporary increase in certain costs associated with the slowdown of activity in west coast ports as well as short-term increases in other overhead-related costs.

Operating expenses. Operating expenses increased $4.7 million to $222.8 million for the year ended December 31, 2014 from $218.1 million for the year ended December 31, 2013. Operating expenses increased primarily due to the impact of recent acquisitions, a more favorable adjustment to warranty reserves in 2013 as compared to 2014, and increased marketing and advertising expenses. These increases were partially offset by a $4.9 million gain recorded in the second quarter of 2014 relating to a remeasurement of a contingent earn-out obligation from a recent acquisition and a $4.8 million year-over-year decline in amortization of intangible assets.

Other expense. Other expense decreased $37.7 million, or 51.9%, to $35.0 million for the year ended December 31, 2014 from $72.7 million for the year ended December 31, 2013. Beginning in the second quarter of 2014, there was a 25 basis point reduction in borrowing costs as a result of the Company’s net debt leverage ratio falling below 3.0 times, resulting in a $16.0 million non-cash gain. In conjunction with the May 2013 refinancing and other debt prepayments made in 2013, a $15.3 million loss on extinguishment of debt was recorded. During 2014, $87.0 million of voluntary prepayments of Term Loan debt were made, resulting in a non-cash $2.1 million loss on extinguishment of debt. Additionally, there was a $7.2 million year-over-year decrease in interest expense due to the refinancing of our debt in May 2013.

Income tax expense. Income tax expense decreased $20.5 million to $83.7 million for the year ended December 31, 2014 from $104.2 million for the year ended December 31, 2013. The effective tax rate for 2014 was 32.4% as compared to 37.4% for 2013. The decrease in income tax rate was primarily attributable to tax planning related to the federal and state research credits, and utilization of the federal domestic production activity deduction due to sufficient taxable income.

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

Adjusted net income. Adjusted Net Income, as defined and reconciled in Item 6, “Selected Financial Data,” decreased to $234.2 million in 2014 compared to $301.7 million in 2013, due to the factors discussed above in addition to an $8.5 million increase in cash income tax expense.

Liquidity and Financial Position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our Amended ABL Facility.

The Company’s credit agreements provide for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of December 31, 2015 was above 3.00 to 1.00. As of December 31, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of December 31, 2015, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all of its covenants.

At December 31, 2015, we had cash and cash equivalents of $115.9 million and $148.5 million of availability under our revolving ABL credit facility, net of outstanding letters of credit.

On August 5, 2015, the Company’s Board of Directors approved a $200.0 million stock repurchase program. Under the program, the Company may repurchase up to $200.0 million of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its direction and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand or available borrowings. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the year ended December 31, 2015, the Company repurchased 3,303,500 shares of its common stock for $99.9 million, funded with cash on hand.

Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Long-term Liquidity

We believe that our cash flow from operations and availability under our Amended ABL Facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	Change	% Change
Net cash provided by operating activities	$188,619	$252,986	$(64,367)	-25.4%
Net cash used in investing activities	(104,328)	(95,491)	(8,837)	-9.3%
Net cash used in financing activities	(154,483)	(116,023)	(38,460)	-33.1%

Net cash provided by operating activities was $188.6 million for 2015 compared to $253.0 million in 2014. This decrease of $64.4 million, or 25.4%, is primarily attributable to lower operating earnings during the current year along with higher working capital investment primarily due to an increase in accounts payable, partially offset by lower cash tax payments versus the prior year.

Net cash used for investing activities for the year ended December 31, 2015 was $104.3 million, which was primarily related to cash payments of $73.8 million for the acquisition of businesses and $30.7 million for the purchase of property and equipment. Net cash used for investing activities for the year ended December 31, 2014 was $95.5 million, which was primarily related to cash payments of $61.2 million related to the acquisition of businesses and $34.7 million for the purchase of property and equipment.

Net cash used for financing activities was $154.5 million for the year ended December 31, 2015, primarily consisting of $174.0 million of debt repayments ($150.8 million repayment of long-term borrowings and $23.2 million repayment of short-term borrowings), partially offset by $126.4 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the Amended ABL facility and $26.4 million from short-term borrowings). In addition, the Company paid $99.9 million for the repurchase of its common stock and $13.0 million for the net share settlement of equity awards, which was partially offset by $9.6 million of cash tax benefits of equity awards.

Net cash used for financing activities was $116.0 million for the year ended December 31, 2014, including $120.4 million of debt repayments ($94.0 million repayment of long-term borrowings and $26.4 million repayment of short-term borrowings), partially offset by $6.6 million of cash proceeds from short-term borrowings. In addition, the Company paid $12.2 million of taxes for the net share settlement of equity awards, which was partially offset by $11.0 million of cash tax benefits of equity awards.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013	Change	% Change
Net cash provided by operating activities	$252,986	$259,944	$(6,958)	-2.7%
Net cash used in investing activities	(95,491)	(144,549)	49,058	-33.9%
Net cash used in financing activities	(116,023)	(73,399)	(42,624)	58.1%

Net cash provided by operating activities was $253.0 million for 2014 compared to $259.9 million in 2013. This decrease of $6.9 million, or 2.7%, is primarily attributable to lower operating income mostly offset by a reduction in working capital investment, which was primarily due to a significant use of cash in 2013 to replenish finished good inventory levels that had been depleted by demand driven from major power outages in 2012.

Net cash used for investing activities for the year ended December 31, 2014 was $95.5 million. This included cash payments of $61.2 million for the acquisition of businesses and $34.7 million for the purchase of property and equipment. Net cash used for investing activities for the year ended December 31, 2013 was $144.6 million. This included cash payments of $116.1 million for the acquisition of businesses and $30.8 million for the purchase of property and equipment, partially offset by cash proceeds of $2.3 million from the sale of a business.

Net cash used for financing activities was $116.0 million for the year ended December 31, 2014, including $120.4 million of debt repayments ($94.0 million repayment of long-term borrowings and $26.4 million repayment of short-term borrowings), partially offset by $6.6 million of cash proceeds from short-term borrowings. In addition, the Company paid $12.2 million of taxes for the net share settlement of equity awards, which was partially offset by $11.0 million of cash tax benefits of equity awards.

Net cash used for financing activities was $73.4 million for the year ended December 31, 2013, primarily representing the net cash impact of debt prepayments and the dividend recapitalization transaction in 2013, including cash proceeds from long-term borrowings of $1.2 billion offset by $901.2 million of long-term borrowing repayments. The Company paid $22.4 million for transaction fees incurred in connection with the May 2013 refinancing transaction. Following the refinancing, the Company paid a special cash dividend of $5.00 per share ($340.8 million) on the Company’s common stock (incremental to the $2.6 million cash dividends paid during 2013, related to the 2012 dividend, due to the vesting of restricted stock awards). In addition, the Company paid $15.0 million in taxes related to the net share settlement of equity awards which was partially offset by approximately $11.6 million of excess tax benefits of equity awards. Finally, the Company repaid $19.0 million of short-term borrowings, which were partially offset by $16.0 million of cash proceeds from short-term borrowings.

Senior Secured Credit Facilities

Refer to Note 10, “Credit Agreements,” to consolidated financial statements in Item 8 and the “Liquidity and Financial Position” section included in Item 7 of this Annual Report on Form 10-K for information on the senior secured credit facilities.

Covenant Compliance

The Term Loan contains restrictions on the Company’s ability to pay distributions and dividends (but which permitted the payment of the 2013 special cash dividend described in Note 17, “Special Cash Dividend,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K). Payments can be made to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the Term Loan restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. The Term Loan also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The Term Loan does not contain any financial maintenance covenants.

The Term Loan contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA, bankruptcy or insolvency events, or the occurrence of a change in control (as defined in the Term Loan). A bankruptcy or insolvency event of default will cause the obligations under the Term Loan to automatically become immediately due and payable.

The Amended ABL Facility also contains covenants and events of default substantially similar to those in the Term Loan, as described above.

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2015:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including curent portion (1)	$1,066,000	$500	$11,500	$1,054,000	$-
Capital lease obligations, including current portion	1,694	157	342	366	829
Interest on long-term debt	151,210	36,253	67,318	47,639	-
Operating leases	19,117	3,561	6,105	3,962	5,489
Total contractual cash obligations (2)	$1,238,021	$40,471	$85,265	$1,105,967	$6,318

(1) The Term Loan provides for a $1.2 billion term loan B credit facility and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020.

(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $0.7 million to our pension plans in 2016.

Capital Expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion, systems and upgrades. Capital expenditures were $30.7 million and $34.7 million for the years ended December 31, 2015 and 2014, respectively, and were funded through cash from operations.

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

Total inventory financed under this arrangement accounted for approximately 9% and 8% of net sales for the years ended December 31, 2015 and 2014, respectively. The amount financed by dealers which remained outstanding was $32.4 million and $26.1 million as of December 31, 2015 and 2014, respectively.

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

Goodwill and Other Intangible Assets

See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets.

The Company performed the required annual impairment tests for goodwill as of October 31, 2015, and determined that the fair value of the Ottomotores reporting unit was less than its carrying value, resulting in a non-cash goodwill impairment charge of $4.6 million in the fourth quarter of 2015. The fair value was determined using a discounted cash flow analysis, which utilizes key estimates and assumptions as discussed below. There were no other reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2015 impairment test date.

Additionally, in the fourth quarter of 2015, the Company’s Board of Directors approved a plan to strategically transition and consolidate certain of the Company’s brands acquired through acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames, causing the fair value to be less than the carrying value using the relief-from-royalty approach in a discounted cash flow analysis. As such, a $36.1 million non-cash impairment charge was recorded in the fourth quarter of 2015 to write-down the impacted tradenames to net realizable value.

Other than the impairment charges discussed above, the Company found no other impairment when performing the required annual impairment tests for goodwill and other indefinite-lived intangible assets for fiscal years 2015, 2014 and 2013. See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the impairment charges recorded in the fourth quarter of 2015.

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

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. See Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Defined Benefit Pension Obligations

The Company’s pension benefit obligation and related pension expense or income are calculated in accordance with ASC 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Such rates are evaluated on an annual basis considering factors including market interest rates and historical asset performance. Actuarial valuations for fiscal year 2015 used a discount rate of 4.36% for the salaried pension plan and 4.39% for the hourly pension plan. Our discount rate was selected using a methodology that matches plan cash flows with a selection of “Aa” or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant..

The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees' service. No compensation increase is assumed in the calculation of the projected benefit obligation, as the plans were frozen effective December 31, 2008. Further information regarding the funded status of our pension plans can be found in Note 14, “Benefit Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $0.7 million in contributions to our pension plans in 2016.

Allowance for Doubtful Accounts, Excess & Obsolete Inventory Reserves, Product Warranty Reserves and Other Contingencies

The reserves, if any, for customer rebates, product warranty, product liability, litigation, excess and obsolete inventory, and doubtful accounts are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Further information on these reserves are reflected under Notes 2, 7, 9, 16 and 19 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Generac Brazil, acquired in the Ottomotores acquisition in December 2012, is in a three-year cumulative net loss position due to the start-up nature of the business, and therefore we have not considered expected future taxable income in analyzing the realizability of its deferred tax assets as of December 31, 2015. As a result, a full valuation allowance was recorded against the deferred tax assets of Generac Brazil.

In performing the assessment of the realization of our deferred tax assets as of December 31, 2015, excluding Generac Brazil, we have determined that it is more likely than not that our deferred tax assets will be realized, and therefore no valuation allowance is required.

See Note 13, “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s income taxes.

Share Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share based awards at the grant date requires judgment, including estimating expected dividends and market volatility of our stock. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share based compensation expense and our results of operations could be impacted. See Note 15, “Share Plans” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s share based compensation.

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, “Significant Accounting Policies - New Accounting Pronouncements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce the risk from these changes, we use financial instruments from time to time. We do not hold or issue financial instruments for trading purposes.

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

As of December 31, 2015, we had the following foreign currency contracts outstanding (in thousands):

Currency Denomination	Trade Date	Effective Date	Notional Amount	Exchange Rate (EUR:GBP)	Expiration Date

GBP	October 23, 2015	December 15, 2015	1,000	0.7259	March 29, 2016
GBP	October 23, 2015	October 23, 2015	1,000	0.7267	April 22, 2016
GBP	October 23, 2015	February 1, 2016	1,000	0.7232	May 26, 2016
GBP	November 4, 2015	January 18, 2016	1,000	0.7107	May 26, 2016
GBP	November 11, 2015	January 4, 2016	1,000	0.7126	June 28, 2016
GBP	November 17, 2015	June 30, 2016	500	0.7097	July 5, 2016

With the purchase of the Ottomotores business in December 2012 and the Tower Light business in August 2013, a small portion of revenues and expenses are now denominated in Euros, Mexican Pesos, Brazilian Real and British Pounds.

Commodity Prices

We are a purchaser of commodities and of components manufactured from commodities including steel, aluminum, copper and others. As a result, we are exposed to fluctuating market prices for those commodities. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the supplier as part of the purchase process. Depending on the supplier, these market prices may reset on a periodic basis based on negotiated lags and calculations. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies or supply chain savings to offset increases in commodity costs.

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations of these commodities on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2015, we had the following commodity forward contract outstanding (in thousands):

Hedged Item	Trade Date	Effective Date	Notional Amount	Fixed Price	Expiration Date

Copper	November 12, 2015	December 1, 2015	$968	$2.196 per LB	March 31, 2016

For additional information on the Company’s commodity forward contracts, including amounts charged to the statement of comprehensive income during 2015, see Note 4, “Derivative Instruments and Hedging Activity,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest Rates

As of December 31, 2015, all of the outstanding debt under our Term Loan was subject to floating interest rate risk. As of December 31, 2015, we had the following interest rate swap contracts outstanding (in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date

Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7420%	July 1, 2018
Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7370%	July 1, 2018
Interest rate	May 19, 2014	July 1, 2014	$100,000	1.6195%	July 1, 2018

At December 31, 2015, the fair value of these interest rate swaps was a liability of $2.6 million. For additional information on the Company’s interest rate swaps, including amounts charged to the statement of comprehensive income during 2015, see Note 4, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $5.6 million (or, without the swaps in place, $8.2 million) in 2015. The existence of a 0.75% LIBOR floor provision in our Term Loan, effective May 31, 2013, limits the impact of a hypothetical 100 basis point change in LIBOR at current December 31, 2015 LIBOR rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Generac Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Country Home Products (CHP) business, which is included in the December 31, 2015 consolidated financial statements of Generac Holdings Inc., and constituted 6.0% and 15.9% of total and net assets, respectively, as of December 31, 2015 and 2.0% and -0.7% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Generac Holdings Inc. also did not include an evaluation of the internal control over financial reporting of CHP.

In our opinion, Generac Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

As indicated in the Report of Management on Generac Holdings Inc.’s Internal Control Over Financial Reporting, the Company implemented a new accounting software system on January 4, 2016, which was subsequent to the date of management’s assessment of the effectiveness of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Generac Holdings Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Generac Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, WI, USA

February 26, 2016

Generac Holdings Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$115,857	$189,761
Accounts receivable, less allowance for doubtful accounts of $2,494 at December 31, 2015 and $2,275 at December 31, 2014	182,185	189,107
Inventories	325,375	319,385
Deferred income taxes	29,355	22,841
Prepaid expenses and other assets	8,600	9,384
Total current assets	661,372	730,478

Property and equipment, net	184,213	168,821

Customer lists, net	39,313	41,002
Patents, net	53,772	56,894
Other intangible assets, net	2,768	4,298
Tradenames, net	161,057	182,684
Goodwill	669,719	635,565
Deferred financing costs, net	12,965	16,243
Deferred income taxes	6,673	46,509
Other assets	964	48
Total assets	$1,792,816	$1,882,542

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$8,594	$5,359
Accounts payable	108,332	132,248
Accrued wages and employee benefits	13,101	17,544
Other accrued liabilities	82,540	84,814
Current portion of long-term borrowings and capital lease obligations	657	557
Total current liabilities	213,224	240,522

Long-term borrowings and capital lease obligations	1,050,097	1,082,101
Deferred income taxes	6,166	13,449
Other long-term liabilities	57,458	56,671
Total liabilities	1,326,945	1,392,743

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 69,582,669 and 69,122,271 shares issued at December 31, 2015 and 2014, respectively	696	691
Additional paid-in capital	443,109	434,906
Treasury stock, at cost, 3,567,575 and 198,312 shares at December 31, 2015 and 2014, respectively	(111,516)	(8,341)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	358,173	280,426
Accumulated other comprehensive loss	(22,475)	(15,767)
Total stockholders’ equity	465,871	489,799
Total liabilities and stockholders’ equity	$1,792,816	$1,882,542

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$1,317,299	$1,460,919	$1,485,765
Costs of goods sold	857,349	944,700	916,205
Gross profit	459,950	516,219	569,560

Operating expenses:
Selling and service	130,242	120,408	107,515
Research and development	32,922	31,494	29,271
General and administrative	52,947	54,795	55,490
Amortization of intangibles	23,591	21,024	25,819
Tradename and goodwill impairment	40,687	–	–
Gain on remeasurement of contingent consideration	–	(4,877)	–
Total operating expenses	280,389	222,844	218,095
Income from operations	179,561	293,375	351,465

Other (expense) income:
Interest expense	(42,843)	(47,215)	(54,435)
Investment income	123	130	91
Loss on extinguishment of debt	(4,795)	(2,084)	(15,336)
Gain (loss) on change in contractual interest rate	(2,381)	16,014	–
Costs related to acquisitions	(1,195)	(396)	(1,086)
Other, net	(5,487)	(1,462)	(1,983)
Total other expense, net	(56,578)	(35,013)	(72,749)

Income before provision for income taxes	122,983	258,362	278,716
Provision for income taxes	45,236	83,749	104,177
Net income	$77,747	$174,613	$174,539

Net income per common share - basic:	$1.14	$2.55	$2.56
Weighted average common shares outstanding - basic:	68,096,051	68,538,248	68,081,632

Net income per common share - diluted:	$1.12	$2.49	$2.51
Weighted average common shares outstanding - diluted:	69,200,297	70,171,044	69,667,529

Dividends declared per share	$–	$-	$5.00

Other comprehensive income (loss):
Amortization of unrealized loss on interest rate swaps	$–	$–	$2,381
Foreign currency translation adjustment	(7,624)	(3,082)	1,238
Net unrealized gain (loss) on derivatives	(965)	(1,420)	774
Pension liability adjustment	1,881	(8,850)	7,688
Other comprehensive income (loss)	(6,708)	(13,352)	12,081
Comprehensive income	$71,039	$161,261	$186,620

See notes to consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in Thousands, Except Share Data)

						Excess
						Purchase
						Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity
Balance at December 31, 2012	68,295,960	$683	$743,349	–	–	$(202,116)	$(63,792)	$(14,496)	$463,628
Unrealized gain on interest rate swaps, net of tax of $462	–	–	–	–	–	–	–	774	774
Amortization of unrealized loss on interest rate swaps, net of tax of $109	–	–	–	–	–	–	–	2,381	2,381
Foreign currency translation adjustment	–	–	–	–	–	–	–	1,238	1,238
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	471,407	5	(8,587)	–	–	–	–	–	(8,582)
Net share settlement of restricted stock awards	–	–	–	(163,458)	(6,571)	–	–	–	(6,571)
Excess tax benefits from equity awards	–	–	11,553	–	–	–	–	–	11,553
Share-based compensation	–	–	12,368	–	–	–	–	–	12,368
Dividends declared	–	–	(337,011)	–	–	–	(4,934)	–	(341,945)
Pension liability adjustment, net of tax of $5,060	–	–	–	–	–	–	–	7,688	7,688
Net income	–	–	–	–	–	–	174,539	–	174,539

Balance at December 31, 2013	68,767,367	$688	$421,672	(163,458)	$(6,571)	$(202,116)	$105,813	$(2,415)	$317,071
Unrealized loss on interest rate swaps, net of tax of $(860)	–	–	–	–	–	–	–	(1,420)	(1,420)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(3,082)	(3,082)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	354,904	3	(10,378)	–	–	–	–	–	(10,375)
Net share settlement of restricted stock awards	–	–	–	(34,854)	(1,770)	–	–	–	(1,770)
Excess tax benefits from equity awards	–	–	10,972	–	–	–	–	–	10,972
Share-based compensation	–	–	12,612	–	–	–	–	–	12,612
Dividends paid	–	–	28	–	–	–	–	–	28
Pension liability adjustment, net of tax of $(5,658)	–	–	–	–	–	–	–	(8,850)	(8,850)
Net income	–	–	–	–	–	–	174,613	–	174,613

Balance at December 31, 2014	69,122,271	$691	$434,906	(198,312)	$(8,341)	$(202,116)	$280,426	$(15,767)	$489,799
Unrealized loss on interest rate swaps, net of tax of $(609)	–	–	–	–	–	–	–	(965)	(965)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,624)	(7,624)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	460,398	5	(9,626)	–	–	–	–	–	(9,621)
Net share settlement of restricted stock awards	–	–	–	(65,763)	(3,233)	–	–	–	(3,233)
Stock repurchases	–	–	–	(3,303,500)	(99,942)	–	–	–	(99,942)
Excess tax benefits from equity awards	–	–	9,559	–	–	–	–	–	9,559
Share-based compensation	–	–	8,241	–	–	–	–	–	8,241
Dividends paid	–	–	29	–	–	–	–	–	29
Pension liability adjustment, net of tax of $1,176	–	–	–	–	–	–	–	1,881	1,881
Net income	–	–	–	–	–	–	77,747	–	77,747

Balance at December 31, 2015	69,582,669	$696	443,109	$(3,567,575)	$(111,516)	$(202,116)	$358,173	$(22,475)	$465,871

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$77,747	$174,613	$174,539
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	16,742	13,706	10,955
Amortization of intangible assets	23,591	21,024	25,819
Amortization of original issue discount	3,050	3,599	2,074
Amortization of deferred financing costs	2,379	3,016	2,698
Amortization of unrealized loss on interest rate swaps	–	–	2,381
Tradename and goodwill impairment	40,687	–	–
Loss on extinguishment of debt	4,795	2,084	15,336
(Gain) loss on change in contractual interest rate	2,381	(16,014)	–
Gain on remeasurement of contingent consideration	–	(4,877)	–
Provision for losses on accounts receivable	481	672	1,037
Deferred income taxes	26,955	37,878	82,675
Loss on disposal of property and equipment	59	576	370
Share-based compensation expense	8,241	12,612	12,368
Net changes in operating assets and liabilities:
Accounts receivable	9,610	(2,988)	(5,257)
Inventories	9,084	3,508	(52,488)
Other assets	5,063	2,456	(10,902)
Accounts payable	(27,771)	15,269	(5,847)
Accrued wages and employee benefits	(5,361)	(9,405)	6,248
Other accrued liabilities	445	6,229	9,491
Excess tax benefits from equity awards	(9,559)	(10,972)	(11,553)
Net cash provided by operating activities	188,619	252,986	259,944

Investing activities
Proceeds from sale of property and equipment	105	394	80
Expenditures for property and equipment	(30,651)	(34,689)	(30,770)
Proceeds from sale of business, net	–	–	2,254
Acquisitions of businesses, net of cash acquired	(73,782)	(61,196)	(116,113)
Net cash used in investing activities	(104,328)	(95,491)	(144,549)

Financing activities
Proceeds from short-term borrowings	26,384	6,550	16,007
Proceeds from long-term borrowings	100,000	–	1,200,000
Repayments of short-term borrowings	(23,149)	(26,444)	(18,982)
Repayments of long-term borrowings and capital lease obligations	(150,826)	(94,035)	(901,184)
Stock repurchases	(99,942)	–	–
Payment of debt issuance costs	(2,117)	(4)	(22,376)
Cash dividends paid	(1,436)	(902)	(343,429)
Taxes paid related to the net share settlement of equity awards	(12,956)	(12,160)	(14,988)
Excess tax benefits from equity awards	9,559	10,972	11,553
Net cash used in financing activities	(154,483)	(116,023)	(73,399)

Effect of exchange rate changes on cash and cash equivalents	(3,712)	(1,858)	128

Net increase (decrease) in cash and cash equivalents	(73,904)	39,614	42,124
Cash and cash equivalents at beginning of period	189,761	150,147	108,023
Cash and cash equivalents at end of period	$115,857	$189,761	$150,147

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$39,524	$42,592	$55,828
Income taxes	6,087	34,283	25,821

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014, and 2013

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

The Company has executed a number of acquisitions that support our strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our Powering Ahead strategic plan). A summary of these acquisitions include the following:

●

On October 3, 2011, the Company acquired substantially all the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industrial applications. The Magnum business is a strategic fit for the Company as it provides diversification through the introduction of new engine powered products, distribution channels and end markets.

●

On December 8, 2012, the Company acquired the equity of Ottomotores UK and its affiliates (Ottomotores), with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a market participant throughout all of Latin America.

●

On August 1, 2013, the Company acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East, Africa and Asia Pacific.

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

Concentration of Credit Risk

The Company maintains the majority of its domestic cash in one commercial bank in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured.

One customer accounted for approximately 11% and 9% of accounts receivable at December 31, 2015 and 2014, respectively. No one customer accounted for greater than 7%, 8% and 6%, of net sales during the years ended December 31, 2015, 2014, or 2013, respectively.

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

Land improvements	10	–	15
Buildings and improvements	10	–	40
Machinery and equipment	5	–	20
Dies and tools	3	–	10
Vehicles	3	–	5
Office equipment and systems	3	–	15
Leasehold improvements	7	–	20

Debt Issuance Costs

Direct and incremental costs incurred in connection with the issuance of long-term debt are capitalized as deferred financing costs and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. Approximately $5,429, $6,615, and $4,772 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2015, 2014 and 2013, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization expense for the next five years is as follows: 2016 - $5,355; 2017 - $6,783; 2018 - $7,048; 2019 - $7,323; 2020 - $3,134.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company evaluates goodwill for impairment annually as of October 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further goodwill impairment testing is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test.

The Company performed the required annual impairment tests for goodwill as of October 31, 2015, and determined that the fair value of the Ottomotores reporting unit was less than its carrying value, resulting in a non-cash goodwill impairment charge in the fourth quarter of 2015 of $4,611 to write-down the balance of the Ottomotores goodwill. The decrease in fair value of the Ottomotores reporting unit was due to several factors in the second half of 2015: the continued challenges of the Latin American economies, devaluation of the Peso against the US Dollar, the slow development of Mexican energy reform as a result of decreasing oil prices; combining to cause 2015 results to fall short of prior expectations and future forecasts to decrease. The fair value was determined using a discounted cash flow analysis, which utilized key financial assumptions including the sales growth factors discussed above, a 3% terminal growth rate and a 15.7% discount rate. There were no other reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2015 impairment test date.

Other indefinite-lived intangible assets consist of certain tradenames. The Company tests the carrying value of these tradenames by comparing the assets’ fair value to its carrying value. Fair value is measured using a relief-from-royalty approach, which assumes the fair value of the tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company. The Company conducts its annual impairment test for indefinite-lived intangible assets as of October 31 of each year.

In the fourth quarter of 2015, the Company’s Board of Directors approved a plan to strategically transition and consolidate certain of the Company’s brands acquired in acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames causing the fair value to be less than the carrying value using the relief-from-royalty approach in a discounted cash flow analysis. As such, a $36,076 non-cash impairment charge was recorded to write-down the impacted tradenames to net realizable value.

Other than the impairment charges discussed above, the Company found no other impairment when performing the required annual impairment tests for goodwill and other indefinite-lived intangible assets for fiscal years 2015, 2014 and 2013. There can be no assurance that future impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets (excluding goodwill and indefinite-lived tradenames). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Income Taxes

The Company is a C Corporation and therefore accounts for income taxes pursuant to the liability method. Accordingly, the current or deferred tax consequences of a transaction are measured by applying the provision of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers taxable income in prior carryback years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, as appropriate, in making this assessment.

Revenue Recognition

Sales, net of estimated returns and allowances, are recognized upon shipment of product to the customer, which is generally when title passes, the Company has no further obligations, and the customer is required to pay subject to agreed upon payment terms. The Company, at the request of certain customers, will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customers take possession of the product. In these cases, the funds collected on product warehoused for these customers are recorded as a customer advance until the customer takes possession of the product and the Company’s obligation to deliver the goods is completed. Customer advances are included in accrued liabilities in the consolidated balance sheets.

The Company provides for certain estimated sales programs, discounts and incentive expenses which are recognized as a reduction of sales.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of goods sold in the consolidated statements of comprehensive income.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $39,258, $32,352, and $19,910 for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $32,922, $31,494, and $29,271 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) 820-10, Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $937,060 was approximately $918,319 (Level 2) at December 31, 2015, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the assets and liabilities measured on a recurring basis, see the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts considers the Company’s credit risk in accordance with ASC 820-10.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments be reported on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Stock-Based Compensation

Stock-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for an additional year, making the guidance effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This guidance eliminates the requirement for an acquirer to recognize measurement period adjustments retrospectively; rather an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment. The guidance should be applied on a prospective basis, and is effective for the Company in 2016, with early adoption permitted. The Company has early adopted this guidance in the current year; however, there is no impact on the Company’s results of operations for year ended December 31, 2015 as there were no material measurement period adjustments.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheets. The guidance may be applied on either a prospective or a retrospective basis, and is effective for the Company in 2017. The Company expects that this guidance will only affect classification and presentation of deferred tax liabilities and assets on its balance sheets and will have no impact on its results of operations.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3.     Acquisitions

Acquisition of CHP

On August 1, 2015, a subsidiary of the Company acquired CHP for a purchase price, net of cash acquired, of $74,570. Headquartered in Vergennes, Vermont, CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, with sales primarily in North America. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The purchase price allocation was updated in the fourth quarter of 2015, resulting in a $6,552 decrease to total intangible assets, including an increase of $6,208 in goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of debt along with this acquisition. The accompanying consolidated financial statements include the results of CHP from August 1, 2015 through December 31, 2015.

Acquisition of MAC

On October 1, 2014, a subsidiary of the Company acquired MAC for a purchase price, net of cash acquired, of $55,035. Headquartered in Bismarck, North Dakota, MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2014 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $49,378 of intangible assets, including approximately $25,898 of goodwill, as of the acquisition date. The purchase price allocation was finalized during the third quarter of 2015, resulting in a $4,229 decrease to total intangible assets, including an increase of $2,481 to goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of MAC from October 1, 2014 through December 31, 2015.

Acquisition of Tower Light

On August 1, 2013, a subsidiary of the Company acquired all of the shares of Tower Light for a purchase price, net of cash acquired and inclusive of estimated earn-out payments, of $85,812. Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East, Africa and Asia Pacific. Tower Light has built a leading market position in the equipment rental markets by leveraging its broad product offering and strong global distribution network in over 50 countries worldwide.

The net cash paid at closing was $80,239 and included a cash deposit of $6,645 into an escrow account to fund future earn-out payments required by the purchase agreement. The earn-out payment of $7,641 was finalized during the second quarter of 2014, resulting in a gain of $4,877, which was recorded in the consolidated statement of comprehensive income for the year ended December 31, 2014. The acquisition was funded solely by existing cash.

The Company recorded a preliminary purchase price allocation during the third quarter of 2013 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $67,900 of intangible assets, including approximately $38,400 of goodwill. The purchase price allocation was finalized during the fourth quarter of 2013, resulting in an increase of $9,328 to goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Tower Light from August 1, 2013 through December 31, 2015.

4.     Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At December 31, 2015 and 2014, the Company had one and three commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net losses recognized were $1,909, $629 and $605 for the years ended December 31, 2015, 2014, and 2013, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2015 and 2014, the Company had six foreign currency contracts outstanding.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net losses recognized for the years ended December 31, 2015, 2014 and 2013 were $624, $149 and $56, respectively.

Interest Rate Swaps

As of May 30, 2012, the Company had four interest rate swap agreements outstanding. Due to the incorporation of a new interest rate floor provision in the then new credit agreement, which constituted a change in critical terms, the Company concluded that as of May 30, 2012, the then outstanding swaps would no longer be highly effective in achieving offsetting changes in cash flows during the periods the hedges were designated. As a result, the Company was required to de-designate the four outstanding hedges as of May 30, 2012. Beginning May 31, 2012, the effective portion of the swaps prior to the change (i.e. amounts previously recorded in Accumulated Other Comprehensive Loss (AOCL)) were amortized into interest expense over the period of the originally designated hedged transactions which had various termination dates through October 2013. The amount reclassified from AOCL to interest expense on the consolidated statement of comprehensive income for the year ended December 31, 2013 was a loss of $2,381. Future changes in fair value of these swaps were immediately recognized in the consolidated statements of comprehensive income as interest expense, which was a gain of $2,973 for the year ended December 31, 2013.

On October 23, 2013, the Company entered into two interest rate swap agreements, and on May 19, 2014, the Company entered into an additional interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of AOCL. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2015	December 31, 2014
Commodity contracts	$(400)	$(515)
Foreign currency contracts	(171)	(149)
Interest rate swaps	(2,618)	(1,045)

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2015 and 2014. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2015 and 2014 is a liability of $3,248 and $1,727, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of gains (losses) recognized in AOCL in the consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013 were $(965), $(1,420) and $774, respectively. The amount of losses recognized in cost of goods sold in the consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013 were $2,533, $778 and $661, respectively.

5.     Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2015 and 2014, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)		$(646)		$(15,767)
Other comprehensive income (loss) before reclassifications	(7,624)	1,105	(1)	(965	)(2)	(7,484)
Amounts reclassified from AOCL	-	776	(3)	-		776
Net current-period other comprehensive income (loss)	(7,624)	1,881		(965)		(6,708)
Ending Balance – December 31, 2015	$(9,502)	$(11,362)		$(1,611)		$(22,475)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2014	$1,204	$(4,393)		$774		$(2,415)
Other comprehensive loss before reclassifications	(3,082)	(8,922	)(4)	(1,420	)(5)	(13,424)
Amounts reclassified from AOCL	-	72	(6)	-		72
Net current-period other comprehensive loss	(3,082)	(8,850)		(1,420)		(13,352)
Ending Balance – December 31, 2014	$(1,878)	$(13,243)		$(646)		$(15,767)

(1)

Represents unrecognized actuarial gains of $1,829, net of tax effect of $(724), included in the computation of net periodic pension cost for the year ended December 31, 2015. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)	Represents unrealized losses of $(1,574), net of tax benefit of $609 for the year ended December 31, 2015.
(3)

Represents actuarial losses of $1,228, net of tax effect of $(452), amortized to net periodic pension cost for the year ended December 31, 2015. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(4)

Represents unrecognized actuarial losses of $(14,614), net of tax benefit of $5,692, included in the computation of net periodic pension cost for the year ended December 31, 2014. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(5)	Represents unrealized losses of $(2,279), net of tax benefit of $859 for the year ended December 31, 2014.
(6)

Represents actuarial losses of $106, net of tax effect of $(34), amortized to net periodic pension cost for the year ended December 31, 2014. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

6.     Segment Reporting

The Company has multiple operating segments, which it aggregates into a single reportable segment, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. The single reportable segment is the design and manufacture of a wide range of engine power products. The Company’s sales in the United States represent approximately 85%, 84%, and 88% of total sales for the years ended December 31, 2015, 2014 and 2013, respectively. Approximately 93% and 91% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2015 and 2014, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Year Ended December 31,
	2015	2014	2013

Residential products	$673,764	$722,206	$843,727
Commercial & industrial products	548,440	652,216	569,890
Other	95,095	86,497	72,148
Total	$1,317,299	$1,460,919	$1,485,765

7.     Balance Sheet Details

Inventories consist of the following:

	December 31,
	2015	2014

Raw material	$188,354	$184,407
Work-in-process	2,856	8,798
Finished goods	144,747	135,567
Reserves for excess and obsolete	(10,582)	(9,387)
Total	$325,375	$319,385

As of December 31, 2015 and 2014, inventories totaling $11,253 and $12,497, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2015	2014

Land and improvements	$8,553	$7,803
Buildings and improvements	104,774	102,254
Machinery and equipment	72,280	65,240
Dies and tools	20,066	16,897
Vehicles	1,244	1,383
Office equipment and systems	29,395	21,990
Leasehold improvements	3,338	2,535
Construction in progress	30,482	20,120
Gross property and equipment	270,132	238,222
Accumulated depreciation	(85,919)	(69,401)
Total	$184,213	$168,821

8.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance at beginning of year	$1,138,758	$(503,193)	$635,565	$1,111,480	$(503,193)	$608,287
Acquisitions of businesses, net	38,765	-	$38,765	27,278	-	$27,278
Impairment	-	(4,611)	(4,611)	-	-	-
Balance at end of year	$1,177,523	$(507,804)	$669,719	$1,138,758	$(503,193)	$635,565

See Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions and Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 goodwill impairment charge.

The following table summarizes intangible assets by major category as of December 31, 2015 and 2014:

	Weighted Average	December 31, 2015			December 31, 2014
	Amortization Years	Cost	Accumulated Amortization	Amortized Cost	Cost	Accumulated Amortization	Amortized Cost
Finite-lived intangible assets:
Tradenames	7	$43,252	$(10,516)	$32,736	$8,775	$(8,775)	$-
Customer lists	9	314,600	(275,287)	39,313	304,180	(263,178)	41,002
Patents	14	126,491	(72,719)	53,772	121,341	(64,447)	56,894
Unpatented technology	15	13,169	(11,628)	1,541	13,169	(10,435)	2,734
Software	9	1,046	(1,042)	4	1,046	(1,037)	9
Non-compete/other	9	1,731	(508)	1,223	1,961	(406)	1,555
Total finite-lived intangible assets		$500,289	$(371,700)	$128,589	$450,472	$(348,278)	$102,194
Indefinite-lived tradenames		128,321	-	128,321	182,684	-	182,684
Total intangible assets		$628,610	$(371,700)	$256,910	$633,156	$(348,278)	$284,878

See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 brand strategy change and resulting tradename impairment charge.

Amortization of intangible assets was $23,591, $21,024 and $25,819 in 2015, 2014 and 2013, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2016 - $29,184; 2017 - $25,832; 2018 - $15,535; 2019 - $13,835; 2020 - $13,762.

9.     Product Warranty Obligations

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to our extended warranty coverage:

	Year Ended December 31,
	2015	2014	2013

Balance at beginning of year	$30,909	$33,734	$36,111
Product warranty reserve assumed in acquisition	351	360	600
Payments	(21,686)	(20,975)	(19,084)
Provision for warranties issued	20,823	22,890	33,707
Changes in estimates for pre-existing warranties	(200)	(5,100)	(17,600)
Balance at end of year	$30,197	$30,909	$33,734

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Year Ended December 31,
	2015	2014	2013

Balance at beginning of year	$27,193	$23,092	$13,474
Deferred revenue contracts assumed in acquisition	291	-	-
Deferred revenue contracts sold	5,978	7,343	11,998
Amortization of deferred revenue contracts	(4,501)	(3,242)	(2,380)
Balance at end of year	$28,961	$27,193	$23,092

Product warranty obligations and warranty related deferred revenues are included in the balance sheets as follows:

	December 31,
	2015	2014
Product warranty liability
Current portion - other accrued liabilities	$21,726	$24,143
Long-term portion - other long-term liabilities	8,471	6,766
Total	$30,197	$30,909

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$6,026	$4,519
Long-term portion - other long-term liabilities	22,935	22,674
Total	$28,961	$27,193

10.   Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2015	2014

ABL facility	$-	$-
Other lines of credit	8,594	5,359
Total	$8,594	$5,359

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2015	2014

Term loan	$954,000	$1,104,000
Original issue discount	(16,940)	(23,861)
ABL facility	100,000	-
Capital lease obligation	1,694	2,059
Other	12,000	460
Total	1,050,754	1,082,658
Less: current portion of debt	500	389
Less: current portion of capital lease obligation	157	168
Total	$1,050,097	$1,082,101

Maturities of long-term borrowings outstanding at December 31, 2015, are as follows:

Year
2016	$657
2017	11,666
2018	172
2019	177
After 2019	1,055,022
Total	$1,067,694

On May 31, 2013, the Company amended and restated its then existing term loan credit agreement (Previous Term Loan) by entering into a new term loan credit agreement (Term Loan) with certain commercial banks and other lenders. The Term Loan provides for a $1,200,000 term loan B credit facility and includes a $300,000 uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. Proceeds from the Term Loan were used to repay amounts outstanding under the Company’s Previous Term Loan and to fund a special cash dividend of $5.00 per share on the Company’s common stock (See Note 17, “Special Cash Dividend” to the consolidated financial statements for additional details). Remaining funds from the Term Loan were used for general corporate purposes and to pay related financing fees and expenses. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50% to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period.

Because the Company’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, it realized a 25 basis point reduction in borrowing costs in the second quarter of 2014. As a result, the Company recorded a catch-up gain of $16,014 in the second quarter of 2014 which represents the total cash interest savings over the remaining term of the loan, as the Company projected the net debt leverage ratio to remain below 3.00 to 1.00. The gain was recorded as original issue discount on long-term borrowings in the consolidated balance sheets.

Because the Company’s net debt leverage ratio was above 3.00 to 1.00 on July 1, 2015, it realized a 25 basis point increase in borrowing costs in the third quarter of 2015. As a result, the Company recorded a catch-up loss of $2,381 in the third quarter of 2015, which represents the additional cash interest expected to be paid while the net debt leverage ratio is forecasted to be above 3.00 to 1.00. The loss was recorded against original issue discount on long-term borrowings in the consolidated balance sheets. The Company’s net debt leverage ratio as of December 31, 2015 was above 3.00 to 1.00.

On May 18, 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015. As of December 31, 2015, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Concurrent with the closing of the Term Loan on May 31, 2013, the Company amended its then existing ABL credit agreement. The amendment provides for a one year extension of the maturity date on the $150,000 senior secured ABL revolving credit facility (ABL Facility). The extended maturity date of the ABL Facility was May 31, 2018. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

On May 29, 2015, the Company amended its ABL Facility. The amendment (i) increases the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extends the maturity date from May 31, 2018 to May 29, 2020, (iii) increases the uncommitted incremental facility from $50,000 to $100,000, (iv) reduces the interest rate spread by 50 basis points and (v) reduces the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $540 of new debt issuance costs in 2015.

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of December 31, 2015, there was $100,000 outstanding under the Amended ABL Facility, leaving $148,500 of availability, net of outstanding letters of credit.

On February 11 and May 2, 2013, the Company made voluntary prepayments of the Previous Term Loan of $80,000 and $30,000, respectively, with available cash on hand that was applied to future principal amortizations on the Previous Term Loan. As a result of the prepayments, the Company wrote off $2,763 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2013 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

In connection with the May 31, 2013 refinancing, the Company capitalized $21,824 of new debt issuance costs, recorded $13,797 of fees paid to creditors as original issue discount, expensed $7,100 of transaction fees and wrote-off $5,473 of unamortized debt issuance costs and original issue discount relating to the Previous Term Loan and ABL credit agreement. Amounts expensed were recorded as a loss on extinguishment of debt in the consolidated statement of comprehensive income for the year ended December 31, 2013. The Company amortizes both the capitalized debt issuance costs and the original issue discount on its loans under the catch-up approach of the effective interest method.

On April 30, September 30 and December 31, 2014, the Company made voluntary prepayments of the Term Loan of $12,000, $50,000 and $25,000, respectively, with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $2,084 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2014 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

On March 30 and May 29, 2015, the Company made voluntary prepayments of the Term Loan of $50,000 and $100,000, respectively, which will be applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $4,795 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2015 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

As of December 31, 2015 and December 31, 2014, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $8,594 and $5,359, respectively.

11.   Stock Repurchase Program

On August 5, 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the program, the Company may repurchase up to $200,000 of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the year ended December 31, 2015, the Company repurchased 3,303,500 shares of its common stock for $99,942, funded with cash on hand.

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

	Year Ended December 31,
	2015	2014	2013

Net income (numerator)	$77,747	$174,613	$174,539
Weighted average shares (denominator)
Basic	68,096,051	68,538,248	68,081,632
Dilutive effect of stock compensation awards (1)	1,104,246	1,632,796	1,585,897
Diluted	69,200,297	70,171,044	69,667,529
Net income per share
Basic	$1.14	$2.55	$2.56
Diluted	$1.12	$2.49	$2.51

(1) Excludes approximately 161,400, 81,600 and 10,300 stock options for the years ended December 31, 2015, 2014 and 2013, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 1,000 shares of restricted stock for the year ended December 31, 2015, as the impact of such awards was anti-dilutive.

13.   Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$13,614	$38,161	$48,287
State	1,966	1,645	5,648
Foreign	3,588	5,701	2,214
	19,168	45,507	56,149
Deferred:
Federal	$31,869	$42,474	$42,003
State	1,387	(3,134)	5,523
Foreign	(7,326)	(1,462)	167
	25,930	37,878	47,693
Change in valuation allowance	138	364	335
Provision for income taxes	$45,236	$83,749	$104,177

During 2015, the Internal Revenue Service completed field work on income tax audits for the 2012 and 2013 tax years. A final audit report was issued and resulted in no change to the Company’s provision for income taxes. As of December 31, 2015, due to the carryforward of net operating losses, and research and development credits, the Company is open to U.S. federal and state income tax examinations for the tax years 2006 through 2014. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2010 through 2015.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Goodwill and intangible assets	$-	$23,624
Accrued expenses	18,982	18,191
Deferred revenue	9,389	7,945
Inventories	9,772	9,177
Pension obligations	7,684	8,738
Stock-based compensation	7,974	8,628
Operating loss and credit carryforwards	15,677	10,047
Other	2,842	1,428
Valuation allowance	(1,523)	(1,385)
Total deferred tax assets	70,797	86,393

Deferred tax liabilitites:
Goodwill and intangible assets	12,455	-
Depreciation	19,507	18,535
Debt refinancing costs	7,732	10,925
Prepaid expenses	1,241	1,032
Total deferred tax liabilities	40,935	30,492
Net deferred tax assets	$29,862	$55,901

The net current and noncurrent components of deferred taxes included in the consolidated balance sheets are as follows:

	December 31,
	2015	2014

Net current deferred tax assets	$29,355	$22,841
Net long-term deferred tax assets	8,196	47,894
Net long-term deferred tax liabilitites	(6,166)	(13,449)
Valuation allowance	(1,523)	(1,385)
Net deferred tax assets	$29,862	$55,901

Generac Brazil, acquired as part of the Ottomotores acquisition, has generated net operating losses for multiple years as part of the start-up of the business. The realizability of the deferred tax assets associated with these net operating losses is uncertain so a valuation allowance was recorded in the opening balance sheet as of December 8, 2012 and continued through December 31, 2015.

At December 31, 2015, the Company had state research and development credit, and state manufacturing credit carryforwards of approximately $16,275 and $3,132, respectively, which expire between 2017 and 2030.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2015	2014

Unrecognized tax benefit, beginning of period	$6,394	$-
Increase in unrecognized tax benefit for positions taken in current period	845	6,394
Unrecognized tax benefit, end of period	$7,239	$6,394

The entire unrecognized tax benefit as of December 31, 2015 and 2014, if recognized, would impact the effective tax rate.

Interest and penalties are recorded as a component of income tax expense. As of December 31, 2015 and 2014, total interest of approximately $174 and $86, respectively, and penalties of approximately $363 and $263, respectively, associated with net unrecognized tax benefits are included in the Company’s consolidated balance sheets. There were no interest or penalties related to income taxes that had been accrued or recognized as of and for the year ended December 31, 2013.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2016.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not provided for additional U.S. income taxes on approximately $11,430 of undistributed earnings of consolidated non-U.S. subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013

U.S. stautory rate	35.0%	35.0%	35.0%
State taxes	4.1	3.1	3.7
Valuation allowance	0.6	0.2	0.2
Research and development credits	(2.3)	(5.0)	(0.6)
Other	(0.6)	(0.9)	(0.9)
Effective tax rate	36.8%	32.4%	37.4%

14.   Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. Certain plans are partially or fully self-funded plans under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $14,352, $11,701, and $9,500 for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, the Company paid premiums of $3,400 for other standard medical benefits covering certain full-time employees.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains defined-contribution 401(k) savings plans for eligible domestic employees. Under the plans, employees may defer receipt of a portion of their eligible compensation. The Company amended the 401(k) savings plans effective January 1, 2009, to add Company matching and non-elective contributions. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008. Both Company matching contributions and non-elective contributions are subject to vesting. Forfeitures may be applied against plan expenses and company contributions. The Company recognized $3,000, $3,400 and $3,300 of expense related to this plan in 2015, 2014 and 2013, respectively.

Pension Plans

The Company has frozen noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The benefits under the salaried plan are based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.

The Company uses a December 31 measurement date for the Pension Plans. The table that includes the accumulated benefit obligation and reconciliation of the changes in projected benefit obligation, changes in plan assets and the funded status of the Pension Plans is as follows:

	Year Ended December 31,
	2015	2014

Accumulated benefit obligation at end of period	$63,894	$68,376

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$68,376	$52,825
Interest cost	2,681	2,591
Net actuarial loss (gain)	(5,254)	14,791
Benefits paid	(1,909)	(1,831)
Projected benefit obligation at end of period	$63,894	$68,376

Change in plan assets
Fair value of plan assets at beginning of period	$45,452	$42,440
Actual return (loss) on plan assets	(384)	3,110
Company contributions	826	1,733
Benefits paid	(1,909)	(1,831)
Fair value of plan assets at end of period	$43,985	$45,452

Funded status: accrued pension liability included in other long-term liabilities	$(19,909)	$(22,924)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$(11,362)	$(13,243)

The actuarial loss for the Pension Plans that was amortized from AOCL into net periodic (benefit) cost during 2015 is $1,228. The amount in AOCL as of December 31, 2015 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $941.

The components of net periodic pension (benefit) cost are as follows:

	Year Ended December 31,
	2015	2014	2013
Components of net periodic pension (benefit) cost:
Interest cost	$2,681	$2,591	$2,423
Expected return on plan assets	(3,041)	(2,933)	(2,520)
Amortization of net loss	1,228	106	1,108
Net periodic pension (benefit) cost	$868	$(236)	$1,011

Weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2015	2014
Discount rate – salaried pension plan	4.36%	3.97%
Discount rate – hourly pension plan	4.39%	3.99%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension (benefit) cost are as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.99%	5.01%	4.14%
Expected long-term rate of return on plan assets	6.75%	6.88%	6.95%
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

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

The Pension Plan’s weighted-average asset allocation at December 31, 2015 and 2014, by asset category, is as follows:

		December 31, 2015		December 31, 2014
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	20%	$8,571	19%	$7,400	16%
Domestic equity	49%	20,479	47%	24,373	54%
International equity	21%	9,687	22%	8,869	19%
Real estate	10%	5,248	12%	4,810	11%
Total	100%	$43,985	100%	$45,452	100%

The fair values of the Pension Plans’ assets at December 31, 2015 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$40,310	$40,310	$–	$–
Other investments	3,675	–	–	3,675
Total	$43,985	$40,310	$–	$3,675

The fair values of the Pension Plan's assets at December 31, 2014 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$42,267	$42,267	$–	$–
Other investments	3,185	–	–	3,185
Total	$45,452	$42,267	$–	$3,185

A reconciliation of beginning and ending balances for Level 3 assets for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Balance at beginning of period	$3,185	$–
Purchases	408	3,100
Realized gains	82	85
Balance at end of period	$3,675	$3,185

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

Other Investments – This category includes investments in limited partnerships and are valued at estimated fair value, as determined with the assistance of each respective limited partnership, based on the net asset value of the investment as of the balance sheet date, which is subject to judgment, and therefore is classified within Level 3 of the fair value hierarchy.

The Company’s target allocation for equity securities and real estate is generally between 65% - 85%, with the remainder allocated primarily to fixed income (bonds). The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company expects to make estimated contributions of $741 to the Pension Plans in 2016.

The following benefit payments are expected to be paid from the Pension Plans:

Year
2016			$2,052
2017			2,231
2018			2,340
2019			2,424
2020			2,552
2021	–	2025	15,238

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

15.   Share Plans

The Company adopted an equity incentive plan (Plan) on February 10, 2010 in connection with its initial public offering. The Plan, as amended, allows for granting of up to 9.1 million stock-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards. Total share-based compensation expense related to the Plan was $8,241, $12,612 and $12,368 for the years ended December 31, 2015, 2014 and 2013, respectively, net of estimated forfeitures, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2015 have an exercise price between $28.36 per share and $49.70 per share; stock options granted in 2014 have an exercise price between $42.20 per share and $59.01 per share, and the stock options granted in 2013 have an exercise price between $29.81 per share and $48.36 per share.

On June 21, 2013, the Company paid a special cash dividend of $5.00 per share on its common stock. In connection with this special dividend, and pursuant to the terms of the Company’s Plan, certain adjustments were made to stock options outstanding in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock options as of the special dividend date, were adjusted by the $5.00 special dividend amount. There was no change to compensation expense as a result of this adjustment. Stock options issued in 2012 - 2015 vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant. Stock options issued in 2011 and 2010 vest in equal installments over five years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises are net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 272,296, 235,644 and 323,427 in 2015, 2014 and 2013, respectively, and were based on the value of the stock on the exercise dates as determined based upon an average of the Company’s high and low stock sales price on the exercise dates. Total payments for the employees’ tax obligations to the taxing authorities were $9,768, $10,411 and $8,449 in 2015, 2014 and 2013, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Weighted average grant date fair value	$19.07	$26.35	$16.30

Assumptions:
Expected stock price volatility	41%	45%	47%
Risk free interest rate	1.72%	1.90%	1.21%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the years ended December 31, 2015, 2014 and 2013.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2012	3,440,042	$8.44	9.5	$87,001
Granted	253,857	35.04
Exercised	(703,326)	6.05
Expired	(1,625)	20.94
Forfeited	(51,647)	17.02
Outstanding as of December 31, 2013	2,937,301	5.74	9.5	$148,369

Granted	187,189	57.21
Exercised	(549,282)	3.44
Expired	(259)	15.94
Forfeited	(32,810)	12.68
Outstanding as of December 31, 2014	2,542,139	9.94	8.5	$96,518

Granted	287,165	45.18
Exercised	(604,088)	3.79
Expired	(6,409)	50.11
Forfeited	(90,793)	37.27
Outstanding as of December 31, 2015	2,128,014	15.15	7.7	$40,271

Exercisable as of December 31, 2015	1,574,790	6.08	7.5	$39,072

As of December 31, 2015, there was $7,342 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.5 years. Total share-based compensation cost related to the stock options for 2015, 2014 and 2013 was $4,198, $8,509 and $9,034, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards issued in 2012 and after, vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, which were awarded in 2014 and 2015. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of revenue growth and EBITDA margin, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2014 awards covers the years 2014 through 2016, and the performance period for the 2015 awards covers the years 2015 through 2017. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and then pays those taxes on behalf of the employee. In effect, the Company repurchases these shares and classifies as treasury stock, and pays the cash to the taxing authorities on behalf of the employees to satisfy the tax withholding requirements. Total shares withheld were 65,763, 34,854 and 163,458 in 2015, 2014 and 2013, respectively, and were based on the value of the stock on the vesting dates as determined based upon an average of the Company’s high and low stock sales price on the vesting dates. Total payments for the employees’ tax obligations to the taxing authorities were $3,233, $1,770 and $6,571 in 2015, 2014 and 2013, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested as of December 31, 2012	665,071	$17.75
Granted	112,494	37.82
Vested	(450,537)	14.21
Forfeited	(22,622)	25.36
Non-vested as of December 31, 2013	304,406	29.68

Granted	115,473	54.35
Vested	(105,123)	28.31
Forfeited	(47,472)	42.31
Non-vested as of December 31, 2014	267,284	38.72

Granted	193,117	41.31
Vested	(183,362)	32.56
Forfeited	(33,999)	47.77
Non-vested as of December 31, 2015	243,040	44.16

As of December 31, 2015, there was $6,723 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.0 years. Total share-based compensation cost related to the restricted stock for 2015, 2014 and 2013 was $4,043, $4,103 and $3,074, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2015, 2014 and 2013, 16,260, 8,869 and 7,291 shares, respectively, of fully vested stock were granted to certain members of the Company’s board of directors as a component of their compensation for their service on the board. Total compensation cost for these share grants in 2015, 2014 and 2013 was $615, $509 and $260, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

16.   Commitments and Contingencies

The Company leases certain manufacturing facilities, computer equipment, automobiles and warehouse space under operating leases. The approximate aggregate minimum rental commitments at December 31, 2015, are as follows:

Year	Amount
2016	$3,561
2017	3,072
2018	3,033
2019	2,153
2020	1,809
After 2020	5,489
Total	$19,117

Total rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $4,796, $4,102, and $2,457, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2015 and 2014 was approximately $32,400 and $26,100, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.   Special Cash Dividend

On June 21, 2013, the Company used a portion of the proceeds from the May 31, 2013 debt refinancing (see Note 10, “Credit Agreements” to the consolidated financial statements) to pay a special cash dividend of $5.00 per share on its common stock, resulting in payments totaling $340,772 to stockholders on that date. Related dividends declared but unpaid as of December 31, 2015 are $76, which relate to dividends earned on unvested restricted stock awards, and are included in other accrued liabilities in the consolidated balance sheet. Payment of these dividends will be made when the underlying restricted stock awards vest. The balance of retained earnings as of the 2013 dividend declaration date was $4,934. As such, the dividends were first charged to retained earnings and dividends in excess of retained earnings were recorded as a reduction to additional paid-in capital.

In connection with the special dividend, and pursuant to the terms of the Company’s stock option plan, certain adjustments were made to stock options outstanding under the plan in order to avoid dilution of the intended benefits which would otherwise result as a consequence of the special dividend. As such, the strike price for all outstanding stock options at that time of the dividend was modified by the $5.00 special dividend amount. There was no change to compensation expense as a result of this adjustment.

18.   Quarterly Financial Information (Unaudited)

	Quarters Ended 2015
	Q1	Q2	Q3	Q4
Net sales	$311,818	$288,360	$359,291	$357,830
Gross profit	102,603	95,897	130,326	131,124
Operating income	44,911	39,467	67,867	27,316
Net income	19,685	14,844	34,036	9,182
Net income per common share, basic:	$0.29	$0.22	$0.50	$0.14
Net income per common share, diluted:	$0.28	$0.21	$0.49	$0.14

	Quarters Ended 2014
	Q1	Q2	Q3	Q4
Net sales	$342,008	$362,609	$352,305	$403,997
Gross profit	119,514	128,012	130,283	138,410
Operating income	65,306	78,160	70,794	79,115
Net income	34,701	54,025	36,497	49,390
Net income per common share, basic:	$0.51	$0.79	$0.53	$0.72
Net income per common share, diluted:	$0.50	$0.77	$0.52	$0.70

19.   Valuation and Qualifying Accounts

For the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Year	Reserves Assumed in Acquisition	Additions Charged to Earnings	Charges to Reserve, Net (1)	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$2,275	$63	$481	$(325)	$2,494
Reserves for inventory	9,387	614	3,739	(3,158)	10,582
Valuation of deferred tax assets	1,385	-	138	–	1,523

Year ended December 31, 2014
Allowance for doubtful accounts	$2,658	$209	$672	$(1,264)	$2,275
Reserves for inventory	6,558	2,282	2,797	(2,250)	9,387
Valuation of deferred tax assets	1,021	-	364	–	1,385

Year ended December 31, 2013
Allowance for doubtful accounts	$1,166	$496	$1,037	$(41)	$2,658
Reserves for inventory	6,999	1,131	72	(1,644)	6,558
Valuation of deferred tax assets	806	(120)	335	–	1,021

(1)

Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

20.   Subsequent Events

On February 13, 2016, the Company entered into an agreement to acquire a majority ownership interest of PR Industrial S.r.l and its subsidiaries (collectively Pramac), headquartered in Siena, Italy. With over 600 employees, four manufacturing plants and fourteen commercial branches located around the world, Pramac is a leading global manufacturer of stationary, mobile and portable generators sold in over 150 countries through a broad distribution network. The acquisition is anticipated to close prior to the end of the first quarter of 2016.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015. In conducting this assessment, our management excluded the CHP business because it was not acquired until the third quarter of 2015.

In January 2016, we implemented a new global enterprise resource planning (ERP) system for a majority of our business. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Additional implementations will occur at our remaining locations over a multi-year period.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2015. Its report appears in the consolidated financial statements included in this Annual Report on Form 10-K on page 38.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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
Aaron Jagdfeld
Chairman, President and Chief Executive Officer

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive Officer	February 26, 2016
Aaron Jagdfeld

/s/ York A. Ragen	Chief Financial Officer and	February 26, 2016
York A. Ragen	Chief Accounting Officer

/s/ Todd A. Adams	Lead Director	February 26, 2016
Todd A. Adams

/s/ John D. Bowlin	Director	February 26, 2016
John D. Bowlin

/s/ Ralph W. Castner	Director	February 26, 2016
Ralph W. Castner

/s/ Robert D. Dixon	Director	February 26, 2016
Robert D. Dixon

/s/ Andrew G. Lampereur	Director	February 26, 2016
Andrew G. Lampereur

/s/ Bennett Morgan	Director	February 26, 2016
Bennett Morgan

/s/ David A. Ramon	Director	February 26, 2016
David A. Ramon

/s/ Timothy Walsh	Director	February 26, 2016
Timothy Walsh

EXHIBIT INDEX

Exhibits Number	Description

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

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

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

10.9

Amendment No. 2 dated as of May 29, 2015 to the Credit Agreement, dated as of May 30, 2012, as amended by Amendment No. 1, dated as of May 31, 2013, among Generac Holdings, Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015).

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

10.12+

Amended and Restated Employment Agreement, dated November 5, 2015, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015).

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

101*

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.