Form 10-Q
period 2016-03-31
GENERAC HOLDINGS INC.
filed 2016-05-06
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 66,542,357 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

 i

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$69,370	$115,857
Accounts receivable, less allowance for doubtful accounts	230,338	182,185
Inventories	374,709	325,375
Prepaid expenses and other assets	11,839	8,600
Total current assets	686,256	632,017

Property and equipment, net	197,623	184,213

Customer lists, net	59,928	39,313
Patents, net	57,002	53,772
Other intangible assets, net	3,733	2,768
Tradenames, net	164,340	161,057
Goodwill	723,443	669,719
Deferred income taxes	36,713	34,812
Other assets	4,459	964
Total assets	$1,933,497	$1,778,635

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$34,055	$8,594
Accounts payable	148,357	108,332
Accrued wages and employee benefits	21,367	13,101
Other accrued liabilities	87,716	82,540
Current portion of long-term borrowings and capital lease obligations	10,975	657
Total current liabilities	302,470	213,224

Long-term borrowings and capital lease obligations	1,047,146	1,037,132
Deferred income taxes	13,241	4,950
Other long-term liabilities	61,134	57,458
Total liabilities	1,423,991	1,312,764

Redeemable noncontrolling interest	35,047	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,131,132 and 69,582,669 shares issued at March 31, 2016 and December 31, 2015, respectively	701	696
Additional paid-in capital	440,886	443,109
Treasury stock, at cost	(112,197)	(111,516)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	368,381	358,173
Accumulated other comprehensive loss	(21,229)	(22,475)
Stockholders’ equity attributable to Generac Holdings Inc.	474,426	465,871
Noncontrolling interests	33	–
Total stockholders’ equity	474,459	465,871
Total liabilities and stockholders’ equity	$1,933,497	$1,778,635

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$286,535	$311,818
Costs of goods sold	188,475	209,215
Gross profit	98,060	102,603

Operating expenses:
Selling and service	37,269	30,128
Research and development	8,197	8,163
General and administrative	17,833	14,206
Amortization of intangibles	7,797	5,195
Total operating expenses	71,096	57,692
Income from operations	26,964	44,911

Other (expense) income:
Interest expense	(11,035)	(11,268)
Investment income	32	37
Loss on extinguishment of debt	–	(1,368)
Costs related to acquisitions	(417)	–
Other, net	387	(1,609)
Total other expense, net	(11,033)	(14,208)

Income before provision for income taxes	15,931	30,703
Provision for income taxes	5,719	11,018
Net income	10,212	19,685
Net income attributable to noncontrolling interests	4	–
Net income attributable to Generac Holdings Inc.	$10,208	$19,685

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.15	$0.29
Weighted average common shares outstanding - basic:	66,099,755	68,806,337

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.15	$0.28
Weighted average common shares outstanding - diluted:	66,600,040	70,088,935

Comprehensive income	$11,454	$12,867

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$10,212	$19,685
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	4,996	3,839
Amortization of intangible assets	7,797	5,195
Amortization of original issue discount and deferred financing costs	1,056	1,705
Loss on extinguishment of debt	–	1,368
Deferred income taxes	5,069	3,182
Share-based compensation expense	2,485	2,508
Other	81	9
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,237	31,930
Inventories	(10,752)	(37,472)
Other assets	(3,882)	255
Accounts payable	(6,348)	2,619
Accrued wages and employee benefits	7,301	(2,304)
Other accrued liabilities	2,628	(456)
Excess tax benefits from equity awards	(6,729)	(6,806)
Net cash provided by operating activities	22,151	25,257

Investing activities
Proceeds from sale of property and equipment	7	29
Expenditures for property and equipment	(7,093)	(6,528)
Acquisitions of businesses, net of cash acquired	(61,280)	374
Net cash used in investing activities	(68,366)	(6,125)

Financing activities
Proceeds from short-term borrowings	8,508	4,000
Repayments of short-term borrowings	(4,151)	(6,256)
Repayments of long-term borrowings and capital lease obligations	(46)	(50,375)
Cash dividends paid	(76)	(1,427)
Taxes paid related to the net share settlement of equity awards	(12,070)	(9,304)
Excess tax benefits from equity awards	6,729	6,806
Net cash used in financing activities	(1,106)	(56,556)

Effect of exchange rate changes on cash and cash equivalents	834	(2,252)

Net decrease in cash and cash equivalents	(46,487)	(39,676)
Cash and cash equivalents at beginning of period	115,857	189,761
Cash and cash equivalents at end of period	$69,370	$150,085

See notes to consolidated financial statements

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

The Company has executed a number of acquisitions that support our strategic plan (as discussed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015). A summary of these acquisitions include the following:

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

●

On March 1, 2016, the Company acquired a majority ownership interest in PR Industrial S.r.l and its subsidiaries (Pramac). Headquartered in Siena, Italy, Pramac is a leading global manufacturer of stationary, mobile and portable generators primarily sold under the Pramac® brand. Pramac products are sold in over 150 countries through a broad distribution network.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for an additional year, making the guidance effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance was adopted by the Company in the first quarter of 2016 and was applied on a retrospective basis. As a result, the Company adjusted the impacted line items in the December 31, 2015 condensed consolidated balance sheet; decreasing both the Deferred financing costs, net and Long-term borrowings and capital lease obligations line items by $12,965.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheets. The guidance was adopted by the Company in the first quarter of 2016 and was applied on a retrospective basis. As a result, the Company adjusted the impacted line items in the December 31, 2015 condensed consolidated balance sheet; decreasing the Deferred income taxes line item within current assets by $29,355, increasing the Deferred income taxes line item within noncurrent assets by $28,139, and decreasing the Deferred income taxes line within noncurrent liabilities by $1,216.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance is being issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the statement of financial position and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and includes simplification involving several aspects of the accounting for share-based payment transactions, including excess tax benefits and forfeitures. The guidance should be applied on a modified retrospective basis and is effective for the Company in 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations, financial position and classifications on the statements of cash flow.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

Acquisition of Pramac

On March 1, 2016, a subsidiary of the Company acquired a 65% ownership interest in Pramac for a purchase price, net of cash acquired, of $61,280. Headquartered in Siena, Italy, Pramac is a leading global manufacturer of stationary, mobile and portable generators primarily sold under the Pramac® brand. Pramac products are sold in over 150 countries through a broad distribution network. The acquisition purchase price was funded solely through cash on hand. The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the March 31, 2016 condensed consolidated balance sheet, as the noncontrolling interest party has within its control the right to require the Company to redeem its interest in Pramac.

The Company recorded a preliminary purchase price allocation during the first quarter of 2016 based upon its estimates of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation was as follows:

March 1, 2016

Accounts receivable, net	$56,756
Inventories	38,902
Property and equipment, net	11,425
Intangible assets	35,884
Goodwill	53,724
Other assets	4,829
Total assets acquired	201,520

Short-term borrowings	21,104
Accounts payable	46,392
Long-term debt and capital lease obligations (including current portion)	19,244
Other liabilities	19,194
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$61,280

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through March 31, 2016.

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

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The purchase price allocation was finalized in the fourth quarter of 2015, resulting in a $6,552 decrease to total intangible assets, including an increase of $6,208 in goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of CHP’s debt in conjunction with this acquisition. The accompanying condensed consolidated financial statements include the results of CHP from the date of acquisition through March 31, 2016.

The following unaudited pro forma information of the Company gives effect to these acquisitions as though the transactions had occurred on January 1, 2015. Consolidated net sales on a pro forma basis for the three month periods ended March 31, 2016 and 2015 were $315,882 and $374,511, respectively. The pro forma impact of these acquisitions on net income and earnings per share is not significant due to amortization related to acquired intangible assets and the fair value step-up of inventory in purchase accounting. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actuallywould have been achieved had the acquisitions been consummated  on January 1, 2015.

3. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, which requires derivative instruments be reported on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had zero, one and three commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three months ended March 31, 2016 and 2015 were $6 and $726, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in other currencies. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had nine, six and four foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three months ended March 31, 2016 and 2015 were $179 and $321, respectively.

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

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2016	December 31, 2015
Commodity contracts	$5	$(400)
Foreign currency contracts	(177)	(171)
Interest rate swaps	(4,514)	(2,618)

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2016 and December 31, 2015 is a liability of $4,788 and $3,248, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of losses recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three months ended March 31, 2016 and 2015 were $1,154 and $1,272, respectively. The amount of losses recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three months ended March 31, 2016 and 2015 were $185 and $1,047, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $925,369, was approximately $920,742 (Level 2) at March 31, 2016, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2016 and 2015, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)		$(22,475)
Other comprehensive income (loss) before reclassifications	2,400	-	(1,154)	(1)	1,246
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	2,400	-	(1,154)		1,246
Ending Balance – March 31, 2016	$(7,102)	$(11,362)	$(2,765)		$(21,229)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(5,546)	-	(1,272)	(2)	(6,818)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(5,546)	-	(1,272)		(6,818)
Ending Balance – March 31, 2015	$(7,424)	$(13,243)	$(1,918)		$(22,585)

(1)	Represents unrealized losses of $(1,896), net of tax benefit of $742 for the three months ended March 31, 2016.
(2)	Represents unrealized losses of $(2,074), net of tax benefit of $802 for the three months ended March 31, 2015.

6. Segment Reporting

The Company has multiple operating segments, which it aggregates into a single reportable segment, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. The single reportable segment is the design and manufacture of a wide range of engine powered products. The Company’s sales in the United States represented approximately 83% and 86% of total sales for the three months ended March 31, 2016 and 2015, respectively. Approximately 85% and 93% of the Company’s identifiable long-lived assets are located in the United States at March 31, 2016 and December 31, 2015, respectively.

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products is as follows:

	Three Months Ended March 31,
	2016	2015

Residential products	$158,980	$156,835
Commercial & industrial products	102,991	133,763
Other	24,564	21,220
Total	$286,535	$311,818

7. Balance Sheet Details

Inventories consist of the following:

	March 31, 2016	December 31, 2015

Raw material	$223,346	$188,354
Work-in-process	5,836	2,856
Finished goods	159,112	144,747
Reserves for excess and obsolete	(13,585)	(10,582)
Total	$374,709	$325,375

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015

Land and improvements	$10,812	$8,553
Buildings and improvements	110,390	104,774
Machinery and equipment	76,431	72,280
Dies and tools	20,603	20,066
Vehicles	1,448	1,244
Office equipment and systems	57,118	29,395
Leasehold improvements	4,005	3,338
Construction in progress	7,322	30,482
Gross property and equipment	288,129	270,132
Accumulated depreciation	(90,506)	(85,919)
Total	$197,623	$184,213

8. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additionally, the Company sells extended warranty coverage for certain products. The sales of extended warranties are recorded as deferred revenue, which is recognized over the life of the contract.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$30,197	$30,909
Product warranty reserve assumed in acquisition	840	-
Payments	(3,652)	(5,433)
Provision for warranties issued	3,482	4,549
Changes in estimates for pre-existing warranties	1,037	(748)
Balance at end of period	$31,904	$29,277

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$28,961	$27,193
Deferred revenue on extended warranty contracts sold	1,144	1,380
Amortization of deferred revenue on extended warranty contracts	(1,275)	(1,042)
Balance at end of period	$28,830	$27,531

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2016	2015
Product warranty liability
Current portion - other accrued liabilities	$23,433	$21,726
Long-term portion - other long-term liabilities	8,471	8,471
Total	$31,904	$30,197

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$5,189	$6,026
Long-term portion - other long-term liabilities	23,641	22,935
Total	$28,830	$28,961

9. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2016	2015

ABL facility	$-	$-
Other lines of credit	34,055	8,594
Total	$34,055	$8,594

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2016	2015

Term loan	$954,000	$954,000
Original issue discount and deferred financing costs	(28,848)	(29,905)
ABL facility	100,000	100,000
Capital lease obligations	5,402	1,694
Other	27,567	12,000
Total	1,058,121	1,037,789
Less: current portion of debt	10,405	500
Less: current portion of capital lease obligation	570	157
Total	$1,047,146	$1,037,132

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

The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of March 31, 2016 was above 3.00 to 1.00. As of March 31, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

On May 29, 2015, the Company amended its ABL Facility. The amendment (i) increased the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extended the maturity date from May 31, 2018 to May 29, 2020, (iii) increased the uncommitted incremental facility from $50,000 to $100,000, (iv) reduced the interest rate spread by 50 basis points and (v) reduced the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxed certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt).

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of March 31, 2016, there was $100,000 outstanding under the Amended ABL Facility, leaving $148,500 of availability, net of outstanding letters of credit.

On March 30, 2015, the Company made a voluntary prepayment of the Term Loan of $50,000, which was applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayment, the Company wrote off $1,368 of original issue discount and capitalized debt issuance costs in the first quarter of 2015 as a loss on extinguishment of debt in the condensed consolidated statement of comprehensive income.

As of March 31, 2016 and December 31, 2015, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $34,055 and $8,594, respectively.

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015

Net income attributable to Generac Holdings Inc. (numerator)	$10,208	$19,685
Weighted average shares (denominator)
Basic	66,099,755	68,806,337
Dilutive effect of stock compensation awards (1)	500,285	1,282,598
Diluted	66,600,040	70,088,935
Net income attributable to Generac Holdings Inc. per share
Basic	$0.15	$0.29
Diluted	$0.15	$0.28

(1) Excludes approximately 256,600 stock options and 3,400 shares of restricted stock for the three month period ended March 31, 2016, and 89,100 stock options and 200 shares of restricted stock for the three month period ended March 31, 2015, as the impact of such awards was anti-dilutive.

11. Income Taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 35.9%.

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2016 and December 31, 2015 was approximately $30,900 and $32,400, respectively.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past three years approximately 23% to 27% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 24% to 27% in the third quarter and 25% to 28% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. For example, there were multiple major power outage events that occurred during the second half of both 2011 and 2012, which were significant in terms of severity. As a result, the seasonality experienced during this time period, and for the subsequent quarters following the time period, varied relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to voluntary prepayments of Term Loan principal and the lower interest rate on our ABL Facility borrowings. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q for further information.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $715 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2015 related to our acquisition by CCMP in 2006 that we expect to generate aggregate cash tax savings of approximately $279 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $42.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2015. We expect these assets to generate aggregate cash tax savings of $16.4 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net sales	$286,535	$311,818	$(25,283)	-8.1%
Cost of goods sold	188,475	209,215	(20,740)	-9.9%
Gross profit	98,060	102,603	(4,543)	-4.4%
Operating expenses:
Selling and service	37,269	30,128	7,141	23.7%
Research and development	8,197	8,163	34	0.4%
General and administrative	17,833	14,206	3,627	25.5%
Amortization of intangible assets	7,797	5,195	2,602	50.1%
Total operating expenses	71,096	57,692	13,404	23.2%
Income from operations	26,964	44,911	(17,947)	-40.0%
Total other income (expense), net	(11,033)	(14,208)	3,175	-22.3%
Income before provision for income taxes	15,931	30,703	(14,772)	-48.1%
Provision for income taxes	5,719	11,018	(5,299)	-48.1%
Net income	10,212	19,685	(9,473)	-48.1%
Net income attributable to noncontrolling interests	4	-	4	N/A
Net income attributable to Generac Holdings Inc.	$10,208	$19,685	(9,477)	-48.1%

Residential power products	$158,980	$156,835	2,145	1.4%
Commercial & industrial power products	102,991	133,763	(30,772)	-23.0%
Other	24,564	21,220	3,344	15.8%
Net sales	$286,535	$311,818	(25,283)	-8.1%

Net sales.    The increase in residential product sales was due to a combination of contributions from recent acquisitions, mostly offset by a decline in shipments of home standby generators. Improvements in end user demand for home standby generators were more than offset by higher levels of backlog and lower levels of field inventory entering the first quarter of 2015 as compared to the first quarter of 2016. The decrease in commercial and industrial (C&I) product sales was primarily due to a significant reduction in shipments of mobile products into oil & gas and general rental markets and, to a lesser extent, continued softness in Latin American markets. Partially offsetting these declines was the contribution from a recent acquisition. The contribution from non-annualized recent acquisitions to the three months ended March 31, 2016 was $37.2 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. includes the impact of $7.1 million of non-recurring, pre-tax charges relating to business optimization and restructuring costs to address the impact of the significant and extended downturn for capital spending within the oil & gas industry. The cost actions taken include the consolidation of production facilities, headcount reductions, certain non-cash asset write-downs and other non-recurring product-related charges. The charges consist of $2.7 million classified within cost of goods sold and $4.4 million classified within operating expenses.

Gross profit.    Gross profit margin for the first quarter of 2016 was 34.2% compared to 32.9% in the prior-year first quarter, which includes the impact of the aforementioned $2.7 million of charges classified within cost of goods sold. Excluding the impact of these charges, gross profit margin was 35.2%, an improvement of 230 basis points over the prior year. The increase was primarily driven by favorable overall product mix as well as the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. dollar in recent quarters. In addition, gross margin in the prior year was negatively impacted by temporary increases in certain costs associated with the west coast port congestion as well as other overhead-related costs that did not repeat in the current year quarter.

Operating expenses.    Excluding the impact of the aforementioned $4.4 million of charges classified within operating expenses, operating expenses increased $9.0 million, or 15.6%, as compared to the prior year. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions, partially offset by reductions in certain organic selling, general and administrative expenses.

Other expense.    The decrease in other expense was primarily due to a prior year non-cash $1.4 million loss on extinguishment of debt, which was the result of a $50 million voluntary prepayment of Term Loan debt.

Provision for income taxes.   The effective income tax rates for the three months ended March 31, 2016 and 2015 were 35.9%.

Adjusted EBITDA.    Adjusted EBITDA decreased $8.0 million or 14.0%, to $49.1 million for the three months ended March 31, 2016 from $57.1 million for the three months ended March 31, 2015, due to the factors outlined above.

Adjusted Net Income.    Adjusted Net Income of $30.9 million for the three months ended March 31, 2016 decreased 8.2% from $34.1 million for the three months ended March 31, 2015, due to the factors outlined above partially offset by a decrease in cash income tax expense.

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

The Company’s credit agreements provide for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of March 31, 2016 was above 3.00 to 1.00. As of March 31, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, which was used as a voluntary prepayment of Term Loan borrowings. As of March 31, 2016, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all of its covenants.

For additional information regarding our credit agreements and their potential impact, see Note 9, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2016, we had cash and cash equivalents on hand of $69.4 million and $148.5 million of availability under our revolving ABL credit facility, net of outstanding letters of credit.

In August 2015, the Company’s Board of Directors approved a $200.0 million stock repurchase program. Under the program, the Company may repurchase up to $200.0 million of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand or available borrowings. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no common stock repurchases in the three months ended March 31, 2016. Since the inception of the program, the Company has repurchased 3,303,500 shares of its common stock for $99.9 million, funded with cash on hand.

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

Cash Flow

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net cash provided by operating activities	$22,151	$25,257	$(3,106)	-12.3%
Net cash used in investing activities	(68,366)	(6,125)	(62,241)	1016.2%
Net cash used in financing activities	(1,106)	(56,556)	55,450	-98.0%

The decrease in net cash provided by operating activities was primarily the result of lower operating earnings during the current year partially offset by a lower working capital investment as compared to the prior year period.

The increase in net cash used in investing activities was primarily due to cash payments of $61.3 million related to the acquisition of Pramac in the first quarter of 2016.

Net cash used in financing activities for the three months ended March 31, 2016 primarily represents payments of $12.1 million related to the net share settlement of equity awards and $4.2 million for the repayment of short-term borrowings. These payments were partially offset by $8.5 million cash proceeds from short-term borrowings and a $6.7 million cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities for the three months ended March 31, 2015 primarily represents $56.6 million of debt repayments ($50.4 million of long-term borrowings and $6.2 million of short-term borrowings) partially offset by $4.0 million cash proceeds from short-term borrowings. In addition, the Company paid $9.3 million related to the net share settlement of equity awards which was partially offset by $6.8 million of cash inflow related to the excess tax benefits of equity awards.

Contractual Obligations

In connection with the Pramac acquisition on March 1, 2016, the Company assumed $21.1 million of short-term borrowings and $19.2 million of long-term debt and capital lease obligations. Refer to Note 2, “Acquisitions” to the condensed consolidated financial statements for further information. Other than the assumption of the Pramac debt, there have been no material changes to our contractual obligations since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, in preparing the financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty and other contingencies; income taxes and share based compensation.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2016 proxy statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2016	2015

Net income attributable to Generac Holdings Inc.	$10,208	$19,685
Net income attributable to noncontrolling interests (a)	4	-
Net income	10,212	19,685
Interest expense	11,035	11,268
Depreciation and amortization	12,793	9,034
Provision for income taxes	5,719	11,018
Non-cash write-down and other adjustments (b)	(127)	1,572
Non-cash share-based compensation expense (c)	2,485	2,508
Loss on extinguishment of debt (d)	-	1,368
Transaction costs and credit facility fees (e)	523	201
Business optimization expenses (f)	7,106	-
Other	63	484
Adjusted EBITDA	49,809	57,138
Adjusted EBITDA attributable to noncontrolling interests	684	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$49,125	$57,138

(a)   Includes the noncontrolling interests’ share of $1.2 million of expenses related to Pramac purchase accounting adjustments, including the step-up in value of inventories and intangible amortization.

(b)   Represents the following non-cash charges for the three months ended March 31, 2016 and 2015: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●

The gains/losses on disposals of assets described above result from the sale of assets that are no longer useful in our business and therefore represent gains or losses that are not from our core operations;

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

●	The purchase accounting adjustments represent non-cash items to reflect fair value at the date of acquisition, and therefore do not reflect our ongoing operations.

(c)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their vesting period.

(d)   Represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to a voluntary debt prepayment.

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

(f)    Represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry, and therefore do not reflect our ongoing operations.

Adjusted Net Income

Adjusted Net Income is defined as net income before noncontrolling interests and provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2016	2015

Net income attributable to Generac Holdings Inc.	$10,208	$19,685
Net income attributable to noncontrolling interests	4	-
Net income	10,212	19,685
Provision for income taxes	5,719	11,018
Income before provision for income taxes	15,931	30,703
Amortization of intangible assets	7,797	5,195
Amortization of deferred financing costs and original issue discount	1,056	1,705
Loss on extinguishment of debt	-	1,368
Transaction costs and other purchase accounting adjustments (a)	1,247	263
Business optimization expenses	7,106	-
Adjusted net income before provision for income taxes	33,137	39,234
Cash income tax expense (b)	(1,820)	(5,115)
Adjusted net income	31,317	34,119
Adjusted net income attributable to noncontrolling interests	430	-
Adjusted net income attributable to Generac Holdings Inc.	$30,887	$34,119

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.46	$0.49
Weighted average common shares outstanding - diluted:	66,600,040	70,088,935

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three months ended March 31, 2016 is based on an anticipated cash income tax rate of approximately 9% for the full year-ended 2016. Amount for the three months ended March 31, 2015 is based on an anticipated cash income tax rate of approximately 17% for the full year-ended 2015.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

In January 2016, the Company implemented a new global enterprise resource planning (ERP) system for a majority of our business. In connection with this ERP system implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Additional implementations will occur at the Company’s remaining locations over a multi-year period.

On March 1, 2016, a subsidiary of the Company acquired a 65% ownership interest in Pramac. As a result of the acquisition, we are in the process of reviewing the internal control structure of Pramac and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business.

Other than the ERP system implementation and Pramac acquisition noted above, there have been no changes during the three months ended March 31, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2016, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended March 31, 2016, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

			Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2016	-	01/31/2016	-	-	-	100,057,756
02/01/2016	-	02/29/2016	15,191	$30.41	-	100,057,756
03/01/2016	-	03/31/2016	6,004	36.47	-	100,057,756
Total			21,195	$32.12

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits

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

Dated: May 6, 2016

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

**     Furnished herewith.