Form 10-Q
period 2016-06-30
GENERAC HOLDINGS INC.
filed 2016-08-05
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 65,864,979 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$75,641	$115,857
Accounts receivable, less allowance for doubtful accounts	243,087	182,185
Inventories	366,745	325,375
Prepaid expenses and other assets	13,125	8,600
Total current assets	698,598	632,017

Property and equipment, net	206,700	184,213

Customer lists, net	49,883	39,313
Patents, net	54,009	53,772
Other intangible assets, net	3,179	2,768
Tradenames, net	159,952	161,057
Goodwill	716,845	669,719
Deferred income taxes	24,421	34,812
Other assets	2,948	964
Total assets	$1,916,535	$1,778,635

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$33,649	$8,594
Accounts payable	166,693	108,332
Accrued wages and employee benefits	22,193	13,101
Other accrued liabilities	88,609	82,540
Current portion of long-term borrowings and capital lease obligations	12,897	657
Total current liabilities	324,041	213,224

Long-term borrowings and capital lease obligations	1,034,836	1,037,132
Deferred income taxes	8,745	4,950
Other long-term liabilities	62,890	57,458
Total liabilities	1,430,512	1,312,764

Redeemable noncontrolling interests	35,685	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,142,664 and 69,582,669 shares issued at June 30, 2016 and December 31, 2015, respectively	701	696
Additional paid-in capital	443,833	443,109
Treasury stock, at cost	(146,801)	(111,516)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	389,269	358,173
Accumulated other comprehensive loss	(34,495)	(22,475)
Stockholders’ equity attributable to Generac Holdings, Inc.	450,391	465,871
Noncontrolling interests	(53)	–
Total stockholders' equity	450,338	465,871
Total liabilities and stockholders’ equity	$1,916,535	$1,778,635

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$367,376	$288,360	$653,911	$600,178
Costs of goods sold	243,229	192,463	431,704	401,678
Gross profit	124,147	95,897	222,207	198,500

Operating expenses:
Selling and service	42,366	28,474	79,635	58,602
Research and development	9,889	8,412	18,086	16,575
General and administrative	19,593	13,564	37,426	27,770
Amortization of intangibles	8,217	5,980	16,014	11,175
Total operating expenses	80,065	56,430	151,161	114,122
Income from operations	44,082	39,467	71,046	84,378

Other (expense) income:
Interest expense	(11,380)	(10,763)	(22,415)	(22,031)
Investment income	4	35	36	72
Loss on extinguishment of debt	–	(3,427)	–	(4,795)
Costs related to acquisition	–	–	(417)	–
Other, net	158	(1,840)	545	(3,449)
Total other expense, net	(11,218)	(15,995)	(22,251)	(30,203)

Income before provision for income taxes	32,864	23,472	48,795	54,175
Provision for income taxes	11,921	8,628	17,640	19,646
Net income	20,943	14,844	31,155	34,529
Income attributable to noncontrolling interests	55	-	59	-
Net income attributable to Generac Holdings Inc.	$20,888	$14,844	$31,096	$34,529

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.32	$0.22	$0.47	$0.50
Weighted average common shares outstanding - basic:	65,870,714	68,961,877	65,955,455	68,886,672

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.31	$0.21	$0.47	$0.49
Weighted average common shares outstanding - diluted:	66,388,581	70,063,063	66,465,770	70,099,940

Comprehensive income	$7,622	$15,173	$19,076	$28,040

See notes to condensed consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net income	$31,155	$34,529
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	10,429	7,988
Amortization of intangible assets	16,014	11,175
Amortization of original issue discount and deferred financing costs	2,122	3,344
Loss on extinguishment of debt	–	4,795
Deferred income taxes	9,072	8,935
Share-based compensation expense	5,386	5,090
Other	46	285
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,389)	29,944
Inventories	(1,046)	(66,312)
Other assets	2,297	(3,198)
Accounts payable	17,537	17,377
Accrued wages and employee benefits	6,166	(1,735)
Other accrued liabilities	(1,825)	(1,744)
Excess tax benefits from equity awards	(6,729)	(8,894)
Net cash provided by operating activities	81,235	41,579

Investing activities
Proceeds from sale of property and equipment	47	88
Expenditures for property and equipment	(14,004)	(14,258)
Acquisition of business, net of cash acquired	(60,886)	233
Net cash used in investing activities	(74,843)	(13,937)

Financing activities
Proceeds from short-term borrowings	10,278	9,000
Proceeds from long-term borrowings	–	100,000
Repayments of short-term borrowings	(6,327)	(11,366)
Repayments of long-term borrowings and capital lease obligations	(10,652)	(150,453)
Stock repurchases	(34,576)	–
Payment of debt issuance costs	–	(2,060)
Cash dividends paid	(76)	(1,427)
Taxes paid related to the net share settlement of equity awards	(12,099)	(12,347)
Excess tax benefits from equity awards	6,729	8,901
Net cash used in financing activities	(46,723)	(59,752)

Effect of exchange rate changes on cash and cash equivalents	115	(2,076)

Net decrease in cash and cash equivalents	(40,216)	(34,186)
Cash and cash equivalents at beginning of period	115,857	189,761
Cash and cash equivalents at end of period	$75,641	$155,575

See notes to condensed consolidated financial statements

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Generac Holdings Inc. (the Company) is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial, industrial, oil & gas and construction markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

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

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, becomes effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and includes simplification involving several aspects of the accounting for share-based payment transactions, including excess tax benefits and forfeitures. The guidance should be applied on a modified retrospective basis and is effective for the Company in 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations, financial position and classification on the statements of cash flow.

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As a result, the Company adjusted the impacted line items in the December 31, 2015 condensed consolidated balance sheet to conform to the current period’s presentation; decreasing both the Deferred financing costs, net and Long-term borrowings and capital lease obligations line items by $12,965. Also in the first quarter of 2016, the Company adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. As a result, the Company adjusted the impacted line items in the December 31, 2015 condensed consolidated balance sheet to conform to the current period’s presentation; decreasing the Deferred income taxes line item within current assets by $29,355, increasing the Deferred income taxes line item within noncurrent assets by $28,139, and decreasing the Deferred income taxes line within noncurrent liabilities by $1,216.

There are several other new accounting pronouncements issued by the FASB. Management does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

Acquisition of Pramac

On March 1, 2016, the Company acquired a 65% ownership interest in Pramac for a purchase price, net of cash acquired, of $60,886. Headquartered in Siena, Italy, Pramac is a leading global manufacturer of stationary, mobile and portable generators primarily sold under the Pramac® brand. Pramac products are sold in over 150 countries through a broad distribution network. The acquisition purchase price was funded solely through cash on hand.

The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest party has within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder has a put option to sell their interests to the Company any time within five years from the acquisition. The put option price is either (i) a fixed amount if voluntarily exercised within the first two years after the acquisition, or (ii) based on a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company holds a call option that it may redeem commencing five years from the acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition. Both the put and call option only provide for the complete transfer of the noncontrolling interest, with no partial transfers of interest permitted.

The Company recorded a preliminary purchase price allocation during the second quarter of 2016 based upon its estimates of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation was as follows:

March 1, 2016
Accounts receivable	$51,108
Inventories	40,180
Property and equipment	19,020
Intangible assets	27,620
Goodwill	53,665
Other assets	8,153
Total assets acquired	199,746

Short-term borrowings	21,105
Accounts payable	40,270
Long-term debt and capital lease obligations (including current portion)	18,599
Other liabilities	24,580
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$60,886

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through June 30, 2016.

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

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The purchase price allocation was finalized in the fourth quarter of 2015, resulting in a $6,552 decrease to total intangible assets, including an increase of $6,208 in goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of CHP’s debt in conjunction with this acquisition. The accompanying condensed consolidated financial statements include the results of CHP from the date of acquisition through June 30, 2016.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to these acquisitions as though the transactions had occurred on January 1, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales:
As reported	$367,376	$288,360	$653,911	$600,178
Pro forma	367,376	369,815	683,258	744,326

Net income attributable to Generac Holdings Inc.:
As reported	$20,888	$14,844	$31,096	$34,529
Pro forma	21,683	18,454	32,168	35,847

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$0.31	$0.21	$0.47	$0.49
Pro forma	0.33	0.26	0.48	0.51

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2015.

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

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had one, one and three commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net gains recognized for the three and six months ended June 30, 2016 were $82 and $76, respectively. Net losses recognized for the three and six months ended June 30, 2015 were $315 and $1,041, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases in the normal course of business. Contracts typically have maturities of twelve months or less. As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had twelve, six and two foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net gains (losses) recognized for the three and six months ended June 30, 2016 were $1 and $(178), respectively. Net losses recognized for the three and six months ended June 30, 2015 were $37 and $358, respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements, and in May 2014, the Company entered into an additional interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL). The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2016	December 31, 2015
Commodity contracts	$82	$(400)
Foreign currency contracts	87	(171)
Interest rate swaps	(4,733)	(2,618)

The fair value of the commodity and foreign currency contracts are included in other assets, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2016 and December 31, 2015 is a liability of $4,672 and $3,248, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of losses recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and six months ended June 30, 2016 were $134 and $1,288, respectively. The amount of gains (losses) for the three and six months ended June 30, 2015 were $266 and $(1,006), respectively.

The amount of gains (losses) recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and six months ended June 30, 2016 were $83 and $(102), respectively. The amount of losses for the three and six months ended June 30, 2015 were $352 and $1,399, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $926,390, was approximately $914,810 (Level 2) at June 30, 2016, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2016 and 2015, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – April 1, 2016	$(7,102)	$(11,362)	$(2,765)		$(21,229)
Other comprehensive loss before reclassifications	(13,132)	-	(134)	(1)	(13,266)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(13,132)	-	(134)		(13,266)
Ending Balance – June 30, 2016	$(20,234)	$(11,362)	$(2,899)		$(34,495)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2015	$(7,424)	$(13,243)	$(1,918)		$(22,585)
Other comprehensive income before reclassifications	63	-	266	(2)	329
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	63	-	266		329
Ending Balance – June 30, 2015	$(7,361)	$(13,243)	$(1,652)		$(22,256)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)		$(22,475)
Other comprehensive loss before reclassifications	(10,732)	-	(1,288)	(3)	(12,020)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(10,732)	-	(1,288)		(12,020)
Ending Balance – June 30, 2016	$(20,234)	$(11,362)	$(2,899)		$(34,495)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(5,483)	-	(1,006)	(4)	(6,489)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(5,483)	-	(1,006)		(6,489)
Ending Balance – June 30, 2015	$(7,361)	$(13,243)	$(1,652)		$(22,256)

(1)	Represents unrealized losses of $(219), net of tax benefit of $85 for the three months ended June 30, 2016.
(2)	Represents unrealized gains of $431, net of tax effect of $(165) for the three months ended June 30, 2015.
(3)	Represents unrealized losses of $(2,115), net of tax benefit of $827 for the six months ended June 30, 2016.
(4)	Represents unrealized losses of $(1,643), net of tax benefit of $637 for the six months ended June 30, 2015.

6. Segment Reporting

Effective in the second quarter of 2016, the Company changed its segment reporting from one reportable segment to two reportable segments - Domestic and International - as a result of the recent Pramac acquisition and the ongoing strategy to expand the business internationally. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light and Pramac acquisitions, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Reportable Segments	2016	2015	2016	2015
Domestic	$286,720	$258,117	$534,736	$545,729
International	80,656	30,243	119,175	54,449
Total net sales	$367,376	$288,360	$653,911	$600,178

The Company's product offerings consist primarily of power products with a range of power output geared for varying end customer uses. Residential products and commercial & industrial products are each a class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products by product class is as follows:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Product Classes	2016	2015	2016	2015
Residential products	$181,735	$133,466	$340,716	$290,300
Commercial & industrial products	156,730	134,580	259,720	268,343
Other	28,911	20,314	53,475	41,535
Total net sales	$367,376	$288,360	$653,911	$600,178

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is a non-GAAP measure, and therefore reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic	$57,352	$48,457	$104,212	$102,901
International	6,574	3,965	9,523	6,659
Total adjusted EBITDA	$63,926	$52,422	$113,735	$109,560

Interest expense	(11,380)	(10,763)	(22,415)	(22,031)
Depreciation and amortization	(13,650)	(10,129)	(26,443)	(19,163)
Non-cash write-down and other adjustments (1)	(2,909)	(404)	(2,782)	(1,976)
Non-cash share-based compensation expense (2)	(2,901)	(2,582)	(5,386)	(5,090)
Loss on extinguishment of debt (3)	-	(3,427)	-	(4,795)
Transaction costs and credit facility fees (4)	(237)	(481)	(760)	(682)
Business optimization expenses (5)	-	(1,444)	(7,106)	(1,738)
Other	15	280	(48)	90
Income before provision for income taxes	$32,864	$23,472	$48,795	$54,175

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.
(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(5)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 74% and 84% of total sales for the three months ended June 30, 2016 and 2015, respectively, and represented approximately 78% and 85% of total sales for the six months ended June 30, 2016 and 2015, respectively. Approximately 86% and 93% of the Company’s identifiable long-lived assets are located in the United States at June 30, 2016 and December 31, 2015, respectively.

7. Balance Sheet Details

Inventories consist of the following:

	June 30, 2016	December 31, 2015

Raw material	$226,110	$188,354
Work-in-process	4,347	2,856
Finished goods	150,032	144,747
Reserves for excess and obsolete	(13,744)	(10,582)
Total	$366,745	$325,375

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015

Land and improvements	$12,354	$8,553
Buildings and improvements	115,544	104,774
Machinery and equipment	78,434	72,280
Dies and tools	21,779	20,066
Vehicles	1,575	1,244
Office equipment and systems	58,440	29,395
Leasehold improvements	4,322	3,338
Construction in progress	10,507	30,482
Gross property and equipment	302,955	270,132
Accumulated depreciation	(96,255)	(85,919)
Total	$206,700	$184,213

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$31,904	$29,277	$30,197	$30,909
Product warranty reserve assumed in acquisition	-	-	840	-
Payments	(4,900)	(5,100)	(8,552)	(10,533)
Provision for warranties issued	4,220	4,480	7,702	9,029
Changes in estimates for pre-existing warranties	(489)	(472)	548	(1,220)
Balance at end of period	$30,735	$28,185	$30,735	$28,185

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$28,830	$27,531	$28,961	$27,193
Deferred revenue on extended warranty contracts sold	1,619	810	2,763	2,190
Amortization of deferred revenue on extended warranty contracts	(1,367)	(1,100)	(2,642)	(2,142)
Balance at end of period	$29,082	$27,241	$29,082	$27,241

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2016	2015
Product warranty liability
Current portion - other accrued liabilities	$21,071	$21,726
Long-term portion - other long-term liabilities	9,664	8,471
Total	$30,735	$30,197

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$5,034	$6,026
Long-term portion - other long-term liabilities	24,048	22,935
Total	$29,082	$28,961

9. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2016	2015

ABL facility	$-	$-
Other lines of credit	33,649	8,594
Total	$33,649	$8,594

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2016	2015

Term loan	$954,000	$954,000
Original issue discount and deferred financing costs	(27,783)	(29,905)
ABL facility	100,000	100,000
Capital lease obligation	4,973	1,694
Other	16,543	12,000
Total	1,047,733	1,037,789
Less: current portion of debt	12,374	500
Less: current portion of capital lease obligation	523	157
Total	$1,034,836	$1,037,132

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

The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of June 30, 2016 was above 3.00 to 1.00.

On May 18, 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015. As of June 30, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a $150,000 senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility originally was May 31, 2018. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

On May 29, 2015, the Company amended its ABL Facility. The amendment (i) increased the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extended the maturity date from May 31, 2018 to May 29, 2020, (iii) increased the uncommitted incremental facility from $50,000 to $100,000, (iv) reduced the interest rate spread by 50 basis points and (v) reduced the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $483 of new debt issuance costs in 2015.

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of June 30, 2016, there was $100,000 outstanding under the Amended ABL Facility, leaving $142,123 of availability, net of outstanding letters of credit.

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

As of June 30, 2016 and December 31, 2015, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $33,649 and $8,594, respectively.

10. Stock Repurchase Program

On August 5, 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the program, the Company may repurchase up to $200,000 of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended June 30, 2016, the Company repurchased 935,000 shares of its common stock for $34,576, funded with cash on hand. Since the inception of the program, the Company has repurchased 4,238,500 shares of its common stock for $134,518, funded with cash on hand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc. (numerator)	$20,888	$14,844	$31,096	$34,529
Weighted average shares (denominator)
Basic	65,870,714	68,961,877	65,955,455	68,886,672
Dilutive effect of stock compensation awards (1)	517,867	1,101,186	510,315	1,213,268
Diluted	66,388,581	70,063,063	66,465,770	70,099,940
Net income attributable to Generac Holdings Inc. per share
Basic	$0.32	$0.22	$0.47	$0.50
Diluted	$0.31	$0.21	$0.47	$0.49

(1) Excludes approximately 189,500 stock options and 3,000 shares of restricted stock for the three month period ended June 30, 2016, and 215,800 stock options and 3,400 shares of restricted stock for the six month period ended June 30, 2016, as the impact of such awards was anti-dilutive. Excludes approximately 142,900 stock options and 2,300 shares of restricted stock for the three month period ended June 30, 2015 and 104,400 stock options for the six month period ended June 30, 2015, as the impact of such awards was anti-dilutive.

12. Income Taxes

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 36.2% and 36.3%, respectively.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2016 and December 31, 2015 was approximately $36,200 and $32,400, respectively.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial, industrial, oil & gas and construction markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 3.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2013 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment (ROI) driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators in the light-commercial market. In addition, the importance of backup power for telecommunications infrastructure is increasing due to the growing importance of uninterrupted voice and data services. Also, in recent years, a more stringent regulatory environment around the flaring of natural gas at oil & gas drilling and production sites has been a catalyst for increased demand for natural gas fueled generators, including mobile solutions. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby and mobile generators for residential, commercial and industrial purposes.

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

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense increased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to additional debt assumed in recent acquisitions and increased borrowings at other foreign subsidiaries. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q for further information.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net sales	$367,376	$288,360	79,016	27.4%
Cost of goods sold	243,229	192,463	50,766	26.4%
Gross profit	124,147	95,897	28,250	29.5%
Operating expenses:
Selling and service	42,366	28,474	13,892	48.8%
Research and development	9,889	8,412	1,477	17.6%
General and administrative	19,593	13,564	6,029	44.4%
Amortization of intangible assets	8,217	5,980	2,237	37.4%
Total operating expenses	80,065	56,430	23,635	41.9%
Income from operations	44,082	39,467	4,615	11.7%
Total other income (expense), net	(11,218)	(15,995)	4,777	-29.9%
Income before provision for income taxes	32,864	23,472	9,392	40.0%
Provision for income taxes	11,921	8,628	3,293	38.2%
Net income	20,943	14,844	6,099	41.1%
Net income attributable to noncontrolling interests	55	-	55	N/A
Net income attributable to Generac Holdings Inc.	$20,888	$14,844	6,044	40.7%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Domestic	$286,720	$258,117	28,603	11.1%
International	80,656	30,243	50,413	166.7%
Total net sales	$367,376	$288,360	79,016	27.4%

	Adjusted EBITDA
	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Domestic	$57,364	$48,838	8,526	17.5%
International	6,562	3,584	2,978	83.1%
Total Adjusted EBITDA	$63,926	$52,422	11,504	21.9%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Residential products	$181,735	$133,466	48,269	36.2%
Commercial & industrial products	156,730	134,580	22,150	16.5%
Other	28,911	20,314	8,597	42.3%
Total net sales	$367,376	$288,360	79,016	27.4%

Net sales.    The increase in Domestic sales for the three months ended June 30, 2016 was primarily due to the contribution from the CHP acquisition, which closed in August 2015, and an increase in shipments of home standby generators. These increases were partially offset by the ongoing significant declines in shipments of mobile products into oil & gas and general rental markets.

The increase in International sales for the three months ended June 30, 2016 was largely due to the contribution from the Pramac acquisition, which closed in March 2016, partially offset by declines in organic shipments into the United Kingdom and Latin American markets.

The total contribution from non-annualized recent acquisitions to the three months ended June 30, 2016 was $88.1 million.

Gross profit.    Gross profit margin for the second quarter of 2016 was 33.8% compared to 33.3% in the prior-year second quarter. The current year quarter includes $3.4 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of this adjustment, gross profit margin was 34.7%, an improvement of 140 basis points as compared to the prior year. The increase was primarily driven by the impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar in recent quarters, along with favorable overall product mix, partially offset by the net mix impact from recent acquisitions.

Operating expenses.    The increase in operating expenses was primarily due to the addition of recurring operating expenses associated with recent acquisitions.

Other expense.    The decrease in other expense was primarily due to a prior year non-cash $3.4 million loss on extinguishment of debt resulting from a voluntary $100.0 million prepayment of term loan debt.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2016 and 2015 were 36.4% and 36.8%, respectively.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, as adjusted for net income attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the three months ended June 30, 2016 were 20.0% of net sales as compared to 18.8% of net sales for the three months ended June 30, 2015. This increase was primarily due to favorable product mix as well as the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar in recent quarters, partially offset by higher operating expenses.

Adjusted EBITDA margins for the International segment for the three months ended June 30, 2016 were 8.2% of net sales as compared to 13.1% of net sales for the three months ended June 30, 2015. This decrease was primarily due to unfavorable product and customer mix along with lower absorption of fixed manufacturing overhead costs and reduced leverage of operating expenses on the lower organic sales volumes.

Adjusted Net Income.    Adjusted Net Income of $42.7 million for the three months ended June 30, 2016 increased 21.0% from $35.3 million for the three months ended June 30, 2015, due to the factors outlined above, partially offset by the adjusted net income attributable to noncontrolling interests and an increase in cash income tax expense.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net sales	$653,911	$600,178	53,733	9.0%
Cost of goods sold	431,704	401,678	30,026	7.5%
Gross profit	222,207	198,500	23,707	11.9%
Operating expenses:
Selling and service	79,635	58,602	21,033	35.9%
Research and development	18,086	16,575	1,511	9.1%
General and administrative	37,426	27,770	9,656	34.8%
Amortization of intangible assets	16,014	11,175	4,839	43.3%
Total operating expenses	151,161	114,122	37,039	32.5%
Income from operations	71,046	84,378	(13,332)	-15.8%
Total other income (expense), net	(22,251)	(30,203)	7,952	-26.3%
Income before provision for income taxes	48,795	54,175	(5,380)	-9.9%
Provision for income taxes	17,640	19,646	(2,006)	-10.2%
Net income	31,155	34,529	(3,374)	-9.8%
Net income attributable to noncontrolling interests	59	-	59	N/A
Net income attributable to Generac Holdings Inc.	$31,096	$34,529	(3,433)	-9.9%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
	2016	2015	$ Change	% Change

Domestic	$534,736	$545,729	(10,993)	-2.0%
International	119,175	54,449	64,726	118.9%
Total net sales	$653,911	$600,178	53,733	9.0%

	Adjusted EBITDA
	Six Months Ended June 30,
	2016	2015	$ Change	% Change

Domestic	$104,183	$103,283	900	0.9%
International	9,552	6,277	3,275	52.2%
Total Adjusted EBITDA	$113,735	$109,560	4,175	3.8%

The following table sets forth our product class information for the periods indicated:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change

Residential products	$340,716	$290,300	50,416	17.4%
Commercial & industrial products	259,720	268,343	(8,623)	-3.2%
Other	53,475	41,535	11,940	28.7%
Total net sales	$653,911	$600,178	53,733	9.0%

Net sales.    The decrease in Domestic sales for the six months ended June 30, 2016 was primarily due to a significant reduction in shipments of mobile products into oil & gas and general rental markets, partially offset by the contribution from the CHP acquisition.

The increase in International sales for the six months ended June 30, 2016 was largely due to the contribution from the Pramac acquisition, partially offset by declines in organic shipments into the United Kingdom and Latin American markets.

The total contribution from non-annualized recent acquisitions to the six months ended June 30, 2016 was $125.3 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the six months ended June 30, 2016 includes the impact of $7.1 million of non-recurring, pre-tax charges relating to business optimization and restructuring costs to address the impact of the significant and extended downturn for capital spending within the oil & gas industry. The cost actions taken include the consolidation of production facilities, headcount reductions, certain non-cash asset write-downs and other non-recurring product-related charges. The charges consist of $2.7 million classified within cost of goods sold and $4.4 million classified within operating expenses. The decrease in net income attributable to Generac Holdings Inc. was primarily due to these charges and the adjustment for net income attributable to noncontrolling interests, partially offset by the other factors outlined in this section.

Gross profit.    Gross profit margin for the first half of 2016 was 34.0% compared to 33.1% in the prior-year first half, which includes the impact of the aforementioned $2.7 million of business optimization charges classified within cost of goods sold, as well as $3.4 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these adjustments, gross profit margin was 34.9%, an improvement of 180 basis points over the prior year. The increase was primarily due to favorable overall product mix as well as the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar in recent quarters. In addition, gross margin in the prior year was negatively impacted by temporary increases in certain costs associated with the west coast port congestion as well as other overhead-related costs that did not repeat in the current year. These factors were partially offset by the net mix impact from recent acquisitions.

Operating expenses.    Excluding the impact of the aforementioned $4.4 million of business optimization charges classified within operating expenses, operating expenses increased $32.6 million, or 28.6%, to $146.7 million for the six months ended June 30, 2016 from $114.1 million for the six months ended June 30, 2015. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions.

Other expense.    The decrease in other expense was primarily due to a prior year non-cash $4.8 million loss on extinguishment of debt resulting from $150.0 million of voluntary prepayments of term loan debt.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2016 and 2015 were 36.2% and 36.3%, respectively.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the six months ended June 30, 2016 were 19.5% of net sales as compared to 18.9% of net sales for the six months ended June 30, 2015. This increase was primarily due to favorable product mix as well as the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar in recent quarters, partially offset by higher operating expenses.

Adjusted EBITDA margins for the International segment for the six months ended June 30, 2016 were 8.0% of net sales as compared to 12.2% of net sales for the six months ended June 30, 2015. This decrease was primarily due to unfavorable product and customer mix along with lower absorption of fixed manufacturing overhead costs and reduced leverage of operating expenses on the lower organic sales volumes.

Adjusted Net Income.    Adjusted Net Income of $73.6 million for the six months ended June 30, 2016 increased 5.6% from $69.7 million for the six months ended June 30, 2015, due to a decrease in cash income tax expense and the factors outlined above, partially offset by the adjusted net income attributable to noncontrolling interests.

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

The Company’s credit agreements provide for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of June 30, 2016 was above 3.00 to 1.00. As of June 30, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, which was used as a voluntary prepayment of Term Loan borrowings. As of June 30, 2016, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all covenants of the Amended ABL Facility.

For additional information regarding our credit agreements and their potential impact, see Note 9, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2016, we had cash and cash equivalents on hand of $75.6 million and $142.1 million of availability under our Amended ABL Facility, net of outstanding letters of credit.

In August 2015, the Company’s Board of Directors approved a $200.0 million stock repurchase program. Under the program, the Company may repurchase up to $200.0 million of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand or available borrowings. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended June 30, 2016, the Company repurchased 935,000 shares of its common stock for $34.6 million, funded with cash on hand. Since the inception of the program, the Company has repurchased 4,238,500 shares of its common stock for $134.5 million, funded with cash on hand.

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

Cash Flow

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net cash provided by operating activities	$81,235	$41,579	39,656	95.4%
Net cash used in investing activities	(74,843)	(13,937)	(60,906)	437.0%
Net cash used in financing activities	(46,723)	(59,752)	13,029	-21.8%

The 95.4% increase in net cash provided by operating activities was primarily driven by a large reduction in working capital during the current year as compared to a large increase in the prior year.

The increase in net cash used in investing activities for the six months ended June 30, 2016 was primarily due to cash payments of $60.9 million related to the acquisition of Pramac in the first quarter of 2016.

Net cash used in financing activities for the six months ended June 30, 2016 primarily represents $34.6 million of payments for the repurchase of the Company’s common stock, $17.0 million of debt repayments ($10.7 million of long-term borrowings and $6.3 million of short-term borrowings) and $12.1 million related to the net share settlement of equity awards. These payments were partially offset by $10.3 million cash proceeds from short-term borrowings and a $6.7 million cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities for the six months ended June 30, 2015 primarily represents $161.8 million of debt repayments ($150.4 million of long-term borrowings and $11.4 million of short-term borrowings) partially offset by $109.0 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the ABL facility and $9.0 million from short-term borrowings). In addition, the Company paid $12.3 million related to the net share settlement of equity awards, which was partially offset by $8.9 million of cash inflow related to the excess tax benefits of equity awards.

Contractual Obligations

In connection with the Pramac acquisition on March 1, 2016, the Company assumed $21.1 million of short-term borrowings and $18.6 million of long-term debt and capital lease obligations. Refer to Note 2, “Acquisitions,” to the condensed consolidated financial statements for further information. Other than the assumption of the Pramac debt, there have been no material changes to our contractual obligations since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Non-GAAP Measures

Adjusted EBITDA

The computation of Adjusted EBITDA attributable to the Generac Holdings Inc. is based on the definition of EBITDA contained in our credit agreement dated as of May 31, 2013, as amended. To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, taking into account certain charges and gains that were recognized during the periods presented.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc.	$20,888	$14,844	$31,096	$34,529
Net income attributable to noncontrolling interests (a)	55	-	59	-
Net income	20,943	14,844	31,155	34,529
Interest expense	11,380	10,763	22,415	22,031
Depreciation and amortization	13,650	10,129	26,443	19,163
Provision for income taxes	11,921	8,628	17,640	19,646
Non-cash write-down and other adjustments (b)	2,909	404	2,782	1,976
Non-cash share-based compensation expense (c)	2,901	2,582	5,386	5,090
Loss on extinguishment of debt (d)	-	3,427	-	4,795
Transaction costs and credit facility fees (e)	237	481	760	682
Business optimization expenses (f)	-	1,444	7,106	1,738
Other	(15)	(280)	48	(90)
Adjusted EBITDA	63,926	52,422	113,735	109,560
Adjusted EBITDA attributable to noncontrolling interests	1,623	-	2,307	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$62,303	$52,422	$111,428	$109,560

(a)   Includes the noncontrolling interests' share of expenses related to Pramac purchase accounting adjustments, including the step-up in value of inventories and intangible amortization, of $4.3 million and $5.5 million for the three and six months ended June 30, 2016, respectively.

(b)   Represents the following non-cash charges for the three and six months ended June 30, 2016 and 2015: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.

We believe that adjusting net income for these non-cash charges is useful for the following reasons:

●	The gains/losses on disposals of assets result from the sale of assets that are no longer useful in our business and therefore represent gains or losses that are not from our core operations;
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

(f) For the six months ended June 30, 2016, represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. For the three and six months ended June 30, 2015, represents severance and other non-recurring restructuring charges related to the integration of our facilities, which represent expenses that are not from our core operations and do not reflect our ongoing operations.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest and provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc.	$20,888	$14,844	$31,096	$34,529
Net income attributable to noncontrolling interests	55	-	59	-
Net income	20,943	14,844	31,155	34,529
Provision for income taxes	11,921	8,628	17,640	19,646
Income before provision for income taxes	32,864	23,472	48,795	54,175
Amortization of intangible assets	8,217	5,980	16,014	11,175
Amortization of deferred finance costs and original issue discount	1,066	1,639	2,122	3,344
Loss on extinguishment of debt	-	3,427	-	4,795
Transaction costs and other purchase accounting adjustments (a)	3,443	240	4,690	503
Business optimization expenses	-	1,444	7,106	1,738
Adjusted net income before provision for income taxes	45,590	36,202	78,727	75,730
Cash income tax expense (b)	(1,450)	(920)	(3,270)	(6,035)
Adjusted net income	44,140	35,282	75,457	69,695
Adjusted net income attributable to noncontrolling interests	1,451	-	1,881	-
Adjusted net income attributable to Generac Holdings Inc.	$42,689	$35,282	$73,576	$69,695

Adjusted net income per common share attributable to Generac Holdings, Inc. - diluted:	$0.64	$0.50	$1.11	$0.99
Weighted average common shares outstanding - diluted:	66,388,581	70,063,063	66,465,770	70,099,940

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three and six months ended June 30, 2016 is based on an anticipated cash income tax rate of approximately 5% for the full year-ended 2016. Amount for the three and six months ended June 30, 2015 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2015. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived cash tax rate to the period’s pretax income.

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

On March 1, 2016, the Company acquired a 65% ownership interest in Pramac. As a result of the acquisition, we are in the process of reviewing the internal control structure of Pramac and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. We intend to exclude the operations of Pramac from the scope of our Management Report on Internal Control Over Financial Reporting for the year ended December 31, 2016.

Other than the continuing assessment of controls for the ERP system implementation and Pramac acquisition noted above, there have been no changes during the three months ended June 30, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2016, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended June 30, 2016, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient and shares repurchased under the Company’s $200.0 million stock repurchase program:

			Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2016	–	04/30/2016	-	-	-	100,057,756
05/01/2016	–	05/31/2016	480,825	$36.04	480,000	82,757,189
06/01/2016	–	06/30/2016	455,000	37.97	455,000	65,481,994
Total			935,825	$36.98

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

Dated: August 5, 2016

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.