Form 10-Q
period 2016-09-30
GENERAC HOLDINGS INC.
filed 2016-11-04
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 63,837,342 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$54,163	$115,857
Accounts receivable, less allowance for doubtful accounts	244,722	182,185
Inventories	359,363	325,375
Prepaid expenses and other assets	13,185	8,600
Total current assets	671,433	632,017

Property and equipment, net	207,504	184,213

Customer lists, net	49,776	39,313
Patents, net	50,640	53,772
Other intangible assets, net	3,111	2,768
Tradenames, net	161,451	161,057
Goodwill	711,794	669,719
Deferred income taxes	9,298	34,812
Other assets	3,506	964
Total assets	$1,868,513	$1,778,635

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$35,517	$8,594
Accounts payable	145,894	108,332
Accrued wages and employee benefits	21,041	13,101
Other accrued liabilities	92,415	82,540
Current portion of long-term borrowings and capital lease obligations	38,712	657
Total current liabilities	333,579	213,224

Long-term borrowings and capital lease obligations	1,013,671	1,037,132
Deferred income taxes	8,806	4,950
Other long-term liabilities	62,330	57,458
Total liabilities	1,418,386	1,312,764

Redeemable noncontrolling interests	36,269	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,144,760 and 69,582,669 shares issued at September 30, 2016 and December 31, 2015, respectively	701	696
Additional paid-in capital	446,267	443,109
Treasury stock, at cost	(212,358)	(111,516)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	415,452	358,173
Accumulated other comprehensive loss	(34,031)	(22,475)
Stockholders’ equity attributable to Generac Holdings, Inc.	413,915	465,871
Noncontrolling interests	(57)	–
Total stockholders' equity	413,858	465,871
Total liabilities and stockholders’ equity	$1,868,513	$1,778,635

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$373,121	$359,291	$1,027,032	$959,469
Costs of goods sold	235,349	228,965	667,053	630,643
Gross profit	137,772	130,326	359,979	328,826

Operating expenses:
Selling and service	44,429	34,715	124,064	93,317
Research and development	9,426	8,332	27,512	24,907
General and administrative	18,066	13,127	55,492	40,897
Amortization of intangibles	9,511	6,285	25,525	17,460
Total operating expenses	81,432	62,459	232,593	176,581
Income from operations	56,340	67,867	127,386	152,245

Other (expense) income:
Interest expense	(11,299)	(10,210)	(33,714)	(32,241)
Investment income	–	39	36	111
Loss on extinguishment of debt	–	-	–	(4,795)
Loss on change in contractual interest rate	(2,957)	(2,381)	(2,957)	(2,381)
Costs related to acquisition	(577)	(153)	(994)	(153)
Other, net	19	(1,908)	564	(5,357)
Total other expense, net	(14,814)	(14,613)	(37,065)	(44,816)

Income before provision for income taxes	41,526	53,254	90,321	107,429
Provision for income taxes	15,514	19,218	33,154	38,864
Net income	26,012	34,036	57,167	68,565
Net loss attributable to noncontrolling interests	(171)	-	(112)	-
Net income attributable to Generac Holdings Inc.	$26,183	$34,036	$57,279	$68,565

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.41	$0.50	$0.87	$1.00
Weighted average common shares outstanding - basic:	64,615,935	68,175,466	65,506,469	68,642,479

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.40	$0.49	$0.87	$0.98
Weighted average common shares outstanding - diluted:	65,126,117	69,182,465	65,992,127	69,781,300

Comprehensive income	$26,647	$31,899	$45,723	$59,939

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net income	$57,167	$68,565
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	15,818	12,300
Amortization of intangible assets	25,525	17,460
Amortization of original issue discount and deferred financing costs	3,229	4,368
Loss on extinguishment of debt	–	4,795
Loss on change in contractual interest rate	2,957	2,381
Deferred income taxes	22,909	27,319
Share-based compensation expense	7,805	6,889
Other	(45)	377
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,642)	(14,838)
Inventories	6,177	(28,319)
Other assets	2,663	572
Accounts payable	(2,618)	(12,226)
Accrued wages and employee benefits	4,981	(1,167)
Other accrued liabilities	1,341	(2,644)
Excess tax benefits from equity awards	(6,754)	(8,973)
Net cash provided by operating activities	129,513	76,859

Investing activities
Proceeds from sale of property and equipment	1,349	105
Expenditures for property and equipment	(20,847)	(20,108)
Acquisition of business, net of cash acquired	(61,386)	(74,477)
Net cash used in investing activities	(80,884)	(94,480)

Financing activities
Proceeds from short-term borrowings	14,117	14,320
Proceeds from long-term borrowings	–	100,000
Repayments of short-term borrowings	(8,244)	(15,198)
Repayments of long-term borrowings and capital lease obligations	(10,976)	(150,595)
Stock repurchases	(99,934)	(64,378)
Payment of debt issuance costs	–	(2,067)
Cash dividends paid	(76)	(1,429)
Taxes paid related to the net share settlement of equity awards	(12,308)	(12,380)
Excess tax benefits from equity awards	6,754	8,973
Net cash used in financing activities	(110,667)	(122,754)

Effect of exchange rate changes on cash and cash equivalents	344	(2,932)

Net decrease in cash and cash equivalents	(61,694)	(143,307)
Cash and cash equivalents at beginning of period	115,857	189,761
Cash and cash equivalents at end of period	$54,163	$46,454

See notes to condensed consolidated financial statements

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Generac Holdings Inc. (the Company) is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial and industrial markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

The Company has executed a number of acquisitions that support our strategic plan (as discussed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015). A summary of these acquisitions include the following:

●

In October 2011, the Company acquired substantially all of the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industrial applications. The Magnum business is a strategic fit for the Company as it provides diversification through the introduction of new engine powered products, distribution channels and end markets.

●

In December 2012, the Company acquired the equity of Ottomotores UK and its affiliates (Ottomotores), with operations in Mexico City, Mexico and Curitiba, Brazil. Ottomotores is a leading manufacturer in the Mexican market for industrial diesel gensets and is a market participant throughout all of Latin America.

●

In August 2013, the Company acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout Europe, the Middle East and Africa.

●

In November 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW, which expands the Company’s commercial and industrial product lines.

●

In September 2014, the Company acquired the equity of Pramac America LLC (Powermate), resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. This acquisition expands Generac’s residential product portfolio in the portable generator category.

●

In October 2014, the Company acquired MAC, Inc. (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters for the United States and Canadian markets. The acquisition expands the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

●

In August 2015, the Company acquired Country Home Products and its subsidiaries (CHP). CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, which are primarily sold in North America under the DR® Power Equipment brand. The acquisition provides an expanded product lineup and additional scale to the Company’s residential engine powered products.

●

In March 2016, the Company acquired a majority ownership interest in PR Industrial S.r.l and its subsidiaries (Pramac). Headquartered in Siena, Italy, Pramac is a leading global manufacturer of stationary, mobile and portable generators primarily sold under the Pramac® brand. Pramac products are sold in over 150 countries through a broad distribution network.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and includes simplification involving several aspects of the accounting for share-based payment transactions, including excess tax benefits. The guidance should be applied on a modified retrospective basis and is effective for the Company in 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations, financial position and classification on the statements of cash flow.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance is being issued to decrease diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance should be applied on a retrospective basis and is effective for the Company in 2018, with early adoption permitted. The Company does not believe that this guidance will have a significant impact on the presentation of the statement of cash flows.

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

The Company recorded a preliminary purchase price allocation during the first quarter of 2016, and was updated in the third quarter of 2016, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation as of September 30, 2016 was as follows:

March 1, 2016
Accounts receivable	$51,108
Inventories	40,070
Property and equipment	19,129
Intangible assets	34,471
Goodwill	47,682
Other assets	8,153
Total assets acquired	200,613

Short-term borrowings	21,105
Accounts payable	40,270
Long-term debt and capital lease obligations (including current portion)	18,599
Other liabilities	25,447
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$60,886

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through September 30, 2016.

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

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The purchase price allocation was finalized in the fourth quarter of 2015, resulting in a $6,552 decrease to total intangible assets, including an increase of $6,208 in goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of CHP’s debt in conjunction with this acquisition. The accompanying condensed consolidated financial statements include the results of CHP from the date of acquisition through September 30, 2016.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to these acquisitions as though the transactions had occurred on January 1, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales:
As reported	$373,121	$359,291	$1,027,032	$959,469
Pro forma	373,121	415,260	1,056,379	1,159,587

Net income attributable to Generac Holdings Inc.:
As reported	$26,183	$34,036	$57,279	$68,565
Pro forma	26,257	32,675	58,989	68,380

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$0.40	$0.49	$0.87	$0.98
Pro forma	0.40	0.47	0.89	0.98

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

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had one, one and three commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net gains (losses) recognized for the three and nine months ended September 30, 2016 were $(10) and $66, respectively. Net gains (losses) recognized for the three and nine months ended September 30, 2015 were $(667) and $(1,708), respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had fifteen, six and three foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net gains (losses) recognized for the three and nine months ended September 30, 2016 were $24 and $(154), respectively. Net gains (losses) recognized for the three and nine months ended September 30, 2015 were $(107) and $(465), respectively.

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

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2016	December 31, 2015
Commodity contracts	$48	$(400)
Foreign currency contracts	417	(171)
Interest rate swaps	(3,454)	(2,618)

The fair value of the commodity and foreign currency contracts are included in other assets, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2016. The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2015. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2016 and December 31, 2015 is a liability of $3,067 and $3,248, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of gains (losses) recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and nine months ended September 30, 2016 were $779 and $(509), respectively. The amount of gains (losses) for the three and nine months ended September 30, 2015 were $(1,065) and $(2,071), respectively.

The amount of gains (losses) recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and nine months ended September 30, 2016 were $14 and $(88), respectively. The amount of gains (losses) for the three and nine months ended September 30, 2015 were $(774) and $(2,173), respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $930,409, was approximately $933,875 (Level 2) at September 30, 2016, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2016 and 2015, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2016	$(20,234)	$(11,362)	$(2,899)		$(34,495)
Other comprehensive gain (loss) before reclassifications	(315)	-	779	(1)	464
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(315)	-	779		464
Ending Balance – September 30, 2016	$(20,549)	$(11,362)	$(2,120)		$(34,031)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – July 1, 2015	$(7,361)	$(13,243)	$(1,652)		$(22,256)
Other comprehensive loss before reclassifications	(1,072)	-	(1,065)	(2)	(2,137)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(1,072)	-	(1,065)		(2,137)
Ending Balance – September 30, 2015	$(8,433)	$(13,243)	$(2,717)		$(24,393)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)		$(22,475)
Other comprehensive loss before reclassifications	(11,047)	-	(509)	(3)	(11,556)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(11,047)	-	(509)		(11,556)
Ending Balance – September 30, 2016	$(20,549)	$(11,362)	$(2,120)		$(34,031)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)		$(15,767)
Other comprehensive loss before reclassifications	(6,555)	-	(2,071)	(4)	(8,626)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(6,555)	-	(2,071)		(8,626)
Ending Balance – September 30, 2015	$(8,433)	$(13,243)	$(2,717)		$(24,393)

(1)	Represents unrealized gains of $1,279, net of tax effect of $(500) for the three months ended September 30, 2016.
(2)	Represents unrealized losses of $(1,727), net of tax benefit of $662 for the three months ended September 30, 2015.
(3)	Represents unrealized losses of $(836), net of tax benefit of $327 for the nine months ended September 30, 2016.
(4)	Represents unrealized losses of $(3,370), net of tax benefit of $1,299 for the nine months ended September 30, 2015.

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

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Reportable Segments	2016	2015	2016	2015
Domestic	$299,095	$332,213	$833,831	$877,942
International	74,026	27,078	193,201	81,527
Total net sales	$373,121	$359,291	$1,027,032	$959,469

The Company's product offerings consist primarily of power generation equipment and other engine powered products geared for varying end customer uses. Residential products and commercial & industrial products are each a class of products based on similar power output and end customer usage. The breakout of net sales between residential, commercial & industrial, and other products by product class is as follows:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Classes	2016	2015	2016	2015
Residential products	$192,856	$184,968	$533,572	$475,268
Commercial & industrial products	149,676	148,234	409,396	416,577
Other	30,589	26,089	84,064	67,624
Total net sales	$373,121	$359,291	$1,027,032	$959,469

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, and therefore is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$69,309	$77,117	$173,521	$180,018
International	3,527	4,055	13,050	10,714
Total adjusted EBITDA	$72,836	$81,172	$186,571	$190,732

Interest expense	(11,299)	(10,210)	(33,714)	(32,241)
Depreciation and amortization	(14,900)	(10,597)	(41,343)	(29,760)
Non-cash write-down and other adjustments (1)	1,093	(2,115)	(1,689)	(4,091)
Non-cash share-based compensation expense (2)	(2,419)	(1,799)	(7,805)	(6,889)
Loss on extinguishment of debt (3)	-	-	-	(4,795)
Loss on change in contractual interest rate (4)	(2,957)	(2,381)	(2,957)	(2,381)
Transaction costs and credit facility fees (5)	(739)	(317)	(1,499)	(999)
Business optimization expenses (6)	(58)	(5)	(7,164)	(1,743)
Other	(31)	(494)	(79)	(404)
Income before provision for income taxes	$41,526	$53,254	$90,321	$107,429

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.
(4)

For the three and nine months ended September 30, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on current projections. For the three and nine months ended September 30, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 effective third quarter 2015 and remaining above 3.0 times based on projections at the time.

(5)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(6)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 77% and 88% of total sales for the three months ended September 30, 2016 and 2015, respectively, and represented approximately 78% and 86% of total sales for the nine months ended September 30, 2016 and 2015, respectively. Approximately 86% and 93% of the Company’s identifiable long-lived assets are located in the United States at September 30, 2016 and December 31, 2015, respectively.

7. Balance Sheet Details

Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw material	$218,787	$179,769
Work-in-process	3,014	2,567
Finished goods	137,562	143,039
Total	$359,363	$325,375

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Land and improvements	$12,124	$8,553
Buildings and improvements	117,795	104,774
Machinery and equipment	79,875	72,280
Dies and tools	22,813	20,066
Vehicles	1,535	1,244
Office equipment and systems	59,866	29,395
Leasehold improvements	4,256	3,338
Construction in progress	10,550	30,482
Gross property and equipment	308,814	270,132
Accumulated depreciation	(101,310)	(85,919)
Total	$207,504	$184,213

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$30,735	$28,185	$30,197	$30,909
Product warranty reserve assumed in acquisition	-	351	840	351
Payments	(5,424)	(5,812)	(13,976)	(16,345)
Provision for warranties issued	5,762	6,033	13,464	15,062
Changes in estimates for pre-existing warranties	286	105	834	(1,115)
Balance at end of period	$31,359	$28,862	$31,359	$28,862

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$29,082	$27,241	$28,961	$27,193
Deferred revenue on extended warranty contracts assumed in acquisition	-	291	-	291
Deferred revenue on extended warranty contracts sold	2,843	1,694	5,606	3,884
Amortization of deferred revenue on extended warranty contracts	(1,430)	(1,138)	(4,072)	(3,280)
Balance at end of period	$30,495	$28,088	$30,495	$28,088

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2016	2015
Product warranty liability
Current portion - other accrued liabilities	$21,159	$21,726
Long-term portion - other long-term liabilities	10,200	8,471
Total	$31,359	$30,197

Deferred revenue related to extended warranty
Current portion - other accrued liabilities	$6,131	$6,026
Long-term portion - other long-term liabilities	24,364	22,935
Total	$30,495	$28,961

9. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2016	2015

ABL facility	$-	$-
Other lines of credit	35,517	8,594
Total	$35,517	$8,594

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2016	2015

Term loan	$954,000	$954,000
Original issue discount and deferred financing costs	(23,719)	(29,905)
ABL facility	100,000	100,000
Capital lease obligation	5,431	1,694
Other	16,671	12,000
Total	1,052,383	1,037,789
Less: current portion of debt	38,122	500
Less: current portion of capital lease obligation	590	157
Total	$1,013,671	$1,037,132

The Company’s credit agreements provide for a $1,200,000 term loan B credit facility (Term Loan) and include a $300,000 uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. On November 2, 2016, the Term Loan maturity date was extended to May 31, 2023. (See Note 14, “Subsequent Events” to the condensed consolidated financial statements.) The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien.

The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of September 30, 2016 was above 3.00 to 1.00.

Because the Company’s net debt leverage ratio was above 3.00 to 1.00 on July 1, 2015, it realized a 25 basis point increase in borrowing costs in the third quarter of 2015. As a result, the Company recorded a cumulative catch-up loss of $2,381 in the third quarter of 2015, which represents the additional cash interest expected to be paid while the net debt leverage ratio is expected to be above 3.00 to 1.00 using current forecasts at that time.

As the Company’s net debt leverage ratio continued to be above 3.00 to 1.00 on July 1, 2016, the Company recorded a cumulative catch-up loss of $2,957 in the third quarter of 2016, which represents the additional cash interest expected to be paid while the net debt leverage ratio is expected to be above 3.00 to 1.00 using current forecasts at that time.

On May 18, 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015. As of September 30, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

On May 29, 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of September 30, 2016, there was $100,000 outstanding under the Amended ABL Facility, leaving $144,924 of availability, net of outstanding letters of credit.

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

As of September 30, 2016 and December 31, 2015, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $35,517 and $8,594, respectively.

10. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the program, the Company may repurchase up to $200,000 of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. For the three months ended September 30, 2016, the Company repurchased 1,798,206 shares of its common stock for $65,358. Since the inception of the program, the Company has repurchased 6,036,706 shares of its common stock for $199,876, all funded with cash on hand. The repurchases in the third quarter of 2016 completed the total authorized amount under the program. See Note 14, “Subsequent Events” to the condensed consolidated financial statements for further discussion of our stock repurchase programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc. (numerator)	$26,183	$34,036	$57,279	$68,565
Weighted average shares (denominator)
Basic	64,615,935	68,175,466	65,506,469	68,642,479
Dilutive effect of stock compensation awards (1)	510,182	1,006,999	485,658	1,138,821
Diluted	65,126,117	69,182,465	65,992,127	69,781,300
Net income attributable to Generac Holdings Inc. per share
Basic	$0.41	$0.50	$0.87	$1.00
Diluted	$0.40	$0.49	$0.87	$0.98

(1) Excludes approximately 208,400 stock options for the three month period ended September 30, 2016 and 172,900 stock options for the nine month period ended September 30, 2016, as the impact of such awards was anti-dilutive. Excludes approximately 250,900 stock options and 11,000 shares of restricted stock for the three month period ended September 30, 2015 and 138,900 stock options and 800 shares of restricted stock for the nine month period ended September 30, 2015, as the impact of such awards was anti-dilutive.

12. Income Taxes

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 36.7% and 36.2%, respectively.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for selected dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2016 and December 31, 2015 was approximately $30,500 and $32,400, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14. Subsequent Events

On October 24, 2016, the Company’s Board of Directors approved a $250,000 stock repurchase program. Under the stock repurchase program, the Company may repurchase an additional $250,000 of its common stock over the next 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

On November 2, 2016, the Company made a $25,000 voluntary prepayment of the Term Loan. Additionally on November 2, 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest range of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators, in particular, home standby and portable generators used for residential applications. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for nine to twelve months following a major power outage event for standby generators. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Impact of business capital investment cycle.   The market for our commercial and industrial products is affected by the overall capital investment cycle, including non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper, aluminum, along with other components we use in our products, can have a material impact on our results of operations. Also, with the Pramac acquisition in March 2016, we have further expanded our commercial and operational presence outside of the United States. This acquisition, along with our existing international presence, exposes us to fluctuations in foreign currency exchange rates that can have a material impact on our results of operations.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years approximately 16% to 27% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 24% to 30% in the third quarter and 25% to 34% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense increased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to additional debt assumed in recent acquisitions and increased borrowings at other foreign subsidiaries. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q for further information.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net sales	$373,121	$359,291	13,830	3.8%
Cost of goods sold	235,349	228,965	6,384	2.8%
Gross profit	137,772	130,326	7,446	5.7%
Operating expenses:
Selling and service	44,429	34,715	9,714	28.0%
Research and development	9,426	8,332	1,094	13.1%
General and administrative	18,066	13,127	4,939	37.6%
Amortization of intangible assets	9,511	6,285	3,226	51.3%
Total operating expenses	81,432	62,459	18,973	30.4%
Income from operations	56,340	67,867	(11,527)	-17.0%
Total other expense, net	(14,814)	(14,613)	(201)	1.4%
Income before provision for income taxes	41,526	53,254	(11,728)	-22.0%
Provision for income taxes	15,514	19,218	(3,704)	-19.3%
Net income	26,012	34,036	(8,024)	-23.6%
Net loss attributable to noncontrolling interests	(171)	-	(171)	N/A
Net income attributable to Generac Holdings Inc.	$26,183	$34,036	(7,853)	-23.1%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Domestic	$299,095	$332,213	(33,118)	-10.0%
International	74,026	27,078	46,948	173.4%
Total net sales	$373,121	$359,291	13,830	3.8%

	Adjusted EBITDA
	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Domestic	$69,309	$77,117	(7,808)	-10.1%
International	3,527	4,055	(528)	-13.0%
Total Adjusted EBITDA	$72,836	$81,172	(8,336)	-10.3%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Residential products	$192,856	$184,968	7,888	4.3%
Commercial & industrial products	149,676	148,234	1,442	1.0%
Other	30,589	26,089	4,500	17.2%
Total net sales	$373,121	$359,291	13,830	3.8%

Net sales.    The decrease in Domestic sales for the three months ended September 30, 2016 was primarily due to the ongoing significant declines in shipments of mobile products into oil & gas and general rental markets. In addition, shipments of home standby generators declined modestly over the prior year. Partially offsetting these impacts was the contribution from the CHP acquisition.

The increase in International sales for the three months ended September 30, 2016 was primarily due to the contribution from the Pramac acquisition.

The total contribution from non-annualized recent acquisitions to the three months ended September 30, 2016 was $60.8 million.

Gross profit.    Gross profit margin for the third quarter of 2016 was 36.9% compared to 36.3% in the prior-year third quarter. Gross margin was positively impacted by the ongoing favorable impacts from lower commodity prices seen in prior quarters and continued overseas sourcing benefits from a stronger U.S. Dollar, along with an overall favorable organic product mix. These benefits were partially offset by the net mix impact from recent acquisitions.

Operating expenses.    The increase in operating expenses was primarily due to the addition of recurring operating expenses associated with recent acquisitions, and to a lesser extent, increased amortization expense.

Other expense.    The increase in other expense was due to an increase in interest expense resulting from additional debt assumed in recent acquisitions and increased borrowings at other foreign subsidiaries. Additionally, the prior year third quarter included a $2.4 million non-cash loss resulting from an increase in our Term Loan interest rate spread of 25 basis points for an anticipated period of four quarters. The current year third quarter included an additional $3.0 million non-cash loss resulting from a continuation of the 25 basis point spread increase for an anticipated period of five additional quarters.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2016 and 2015 were 37.4% and 36.1%, respectively. The increase in the effective income tax rate is due to a non-recurring discrete tax item impacting the current year third quarter.

Net income attributable to Generac Holdings Inc.    The decrease in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, partially offset by the adjustment for net loss attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the three months ended September 30, 2016 were 23.2% of net sales, consistent with the three months ended September 30, 2015. Adjusted EBITDA margin in the current year third quarter benefitted from overall favorable product mix as well as lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar, offset by increased promotional activities and reduced overall leverage of fixed operating expenses.

Adjusted EBITDA margins for the International segment for the three months ended September 30, 2016 were 4.8% of net sales as compared to 15.0% of net sales for the three months ended September 30, 2015. This decrease was primarily due to the Pramac acquisition, unfavorable sales mix and foreign currency impacts, and reduced operating leverage on lower organic sales volume.

Adjusted Net Income.    Adjusted Net Income of $53.2 million for the three months ended September 30, 2016 decreased 16.1% from $63.4 million for the three months ended September 30, 2015, due to the factors outlined above, an increase in cash income tax expense and adjusted net income attributable to noncontrolling interests.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net sales	$1,027,032	$959,469	67,563	7.0%
Cost of goods sold	667,053	630,643	36,410	5.8%
Gross profit	359,979	328,826	31,153	9.5%
Operating expenses:
Selling and service	124,064	93,317	30,747	32.9%
Research and development	27,512	24,907	2,605	10.5%
General and administrative	55,492	40,897	14,595	35.7%
Amortization of intangible assets	25,525	17,460	8,065	46.2%
Total operating expenses	232,593	176,581	56,012	31.7%
Income from operations	127,386	152,245	(24,859)	-16.3%
Total other expense, net	(37,065)	(44,816)	7,751	-17.3%
Income before provision for income taxes	90,321	107,429	(17,108)	-15.9%
Provision for income taxes	33,154	38,864	(5,710)	-14.7%
Net income	57,167	68,565	(11,398)	-16.6%
Net loss attributable to noncontrolling interests	(112)	-	(112)	N/A
Net income attributable to Generac Holdings Inc.	$57,279	$68,565	(11,286)	-16.5%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Domestic	$833,831	$877,942	(44,111)	-5.0%
International	193,201	81,527	111,674	137.0%
Total net sales	$1,027,032	$959,469	67,563	7.0%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Domestic	$173,521	$180,018	(6,497)	-3.6%
International	13,050	10,714	2,336	21.8%
Total Adjusted EBITDA	$186,571	$190,732	(4,161)	-2.2%

The following table sets forth our product class information for the periods indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Residential products	$533,572	$475,268	58,304	12.3%
Commercial & industrial products	409,396	416,577	(7,181)	-1.7%
Other	84,064	67,624	16,440	24.3%
Total net sales	$1,027,032	$959,469	67,563	7.0%

Net sales.    The decrease in Domestic sales for the nine months ended September 30, 2016 was primarily due to the significant reduction in shipments of mobile products into oil & gas and general rental markets, along with a modest decline in shipments of home standby generators over the prior period. Partially offsetting these impacts was the contribution from the CHP acquisition.

The increase in International sales for the nine months ended September 30, 2016 was largely due to the contribution from the Pramac acquisition, partially offset by declines in organic shipments into the United Kingdom and Latin American markets.

The total contribution from non-annualized recent acquisitions to the nine months ended September 30, 2016 was $186.1 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the nine months ended September 30, 2016 includes the impact of $7.1 million of non-recurring, pre-tax charges relating to business optimization and restructuring costs to address the impact of the significant and extended downturn for capital spending within the oil & gas industry. The cost actions taken include the consolidation of production facilities, headcount reductions, certain non-cash asset write-downs and other non-recurring product-related charges. The charges consist of $2.7 million classified within cost of goods sold and $4.4 million classified within operating expenses. The decrease in net income attributable to Generac Holdings Inc. was primarily due to these charges and the other factors outlined in this section, partially offset by the adjustment for net loss attributable to noncontrolling interests.

Gross profit.    Gross profit margin for the first nine months of 2016 was 35.1% compared to 34.3% in the first nine months of 2015, which includes the impact of the aforementioned $2.7 million of business optimization charges classified within cost of goods sold, as well as $4.2 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these adjustments, gross profit margin was 35.7%, an improvement of 140 basis points over the prior year. The increase was primarily due to the favorable impacts from lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar, along with an overall favorable organic product mix. In addition, gross margin in the prior year was negatively impacted by temporary increases in certain costs associated with the west coast port congestion as well as other overhead-related costs that did not repeat in the current year. These factors were partially offset by the net mix impact from recent acquisitions.

Operating expenses.    Excluding the impact of the aforementioned $4.4 million of business optimization charges classified within operating expenses, operating expenses increased $51.6 million, or 29.2%, to $228.2 million for the nine months ended September 30, 2016 from $176.6 million for the nine months ended September 30, 2015. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions and increased amotization expense.

Other expense.    The decrease in other expense was primarily due to a prior year non-cash $4.8 million loss on extinguishment of debt resulting from $150.0 million of voluntary prepayments of term loan debt, which did not repeat in the current year. Additionally, the prior year included a $2.4 million non-cash loss resulting from an increase in our Term Loan interest rate spread of 25 basis points, while the current year included an additional $3.0 million non-cash loss resulting from a continuation of the 25 basis point spread increase.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 36.7% and 36.2%, respectively.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the nine months ended September 30, 2016 were 20.8% of net sales as compared to 20.5% of net sales for the nine months ended September 30, 2015. This increase was primarily due to overall favorable product mix as well as the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar, partially offset by increased promotional activities and reduced overall leverage of fixed operating expenses.

Adjusted EBITDA margins for the International segment for the nine months ended September 30, 2016 were 6.8% of net sales as compared to 13.1% of net sales for the nine months ended September 30, 2015. This decrease was primarily due to the Pramac acquisition, unfavorable sales mix and foreign currency impacts, lower absorption of fixed manufacturing overhead costs and reduced leverage of operating expenses on lower organic sales volume.

Adjusted Net Income.    Adjusted Net Income of $126.8 million for the nine months ended September 30, 2016 decreased 4.7% from $133.1 million for the nine months ended September 30, 2015, due to the factors outlined above and adjusted net income attributable to noncontrolling interests, partially offset by a decrease in cash income tax expense.

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

The Company’s credit agreements provide for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2020. On November 2, 2016, the Term Loan maturity date was extended to May 31, 2023. (See Note 14, “Subsequent Events” to the condensed consolidated financial statements.) The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of September 30, 2016 was above 3.00 to 1.00. As of September 30, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of September 30, 2016, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all covenants of the Amended ABL Facility.

For additional information regarding our credit agreements and their potential impact, see Note 9, “Credit Agreements” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At September 30, 2016, we had cash and cash equivalents on hand of $54.2 million and $144.9 million of availability under our Amended ABL Facility, net of outstanding letters of credit.

In August 2015, the Company’s Board of Directors approved a $200.0 million stock repurchase program. Under the program, the Company may repurchase up to $200.0 million of its common stock over 24 months from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. For the three months ended September 30, 2016, the Company repurchased 1,798,206 shares of its common stock for $65.4 million. Since the inception of the program, the Company has repurchased 6,036,706 shares of its common stock for $199.9 million, all funded with cash on hand. The repurchases in the third quarter of 2016 completed the total authorized amount under the program. See Note 14, “Subsequent Events” to the condensed consolidated financial statements for further discussion of our stock repurchase programs.

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

Cash Flow

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change

Net cash provided by operating activities	$129,513	$76,859	52,654	68.5%
Net cash used in investing activities	(80,884)	(94,480)	13,596	-14.4%
Net cash used in financing activities	(110,667)	(122,754)	12,087	-9.8%

The 68.5% increase in net cash provided by operating activities was primarily driven by a reduction in working capital investment during the current year as compared to the larger investment that was incurred in the prior year, partially offset by an overall decline in operating earnings.

Net cash used in investing activities for the nine months ended September 30, 2016 primarily represents cash payments of $60.9 million related to the acquisition of Pramac and $20.8 million for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2015 primarily represents cash payments of $74.5 million related to the acquisition of CHP and $20.1 million for the purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2016 primarily represents $99.9 million of payments for the repurchase of the Company’s common stock, $19.2 million of debt repayments ($11.0 million of long-term borrowings and $8.2 million of short-term borrowings) and $12.3 million related to the net share settlement of equity awards. These payments were partially offset by $14.1 million cash proceeds from short-term borrowings and a $6.8 million cash inflow related to excess tax benefits of equity awards.

Net cash used in financing activities for the nine months ended September 30, 2015 primarily represents $165.8 million of debt repayments ($150.6 million of long-term borrowings and $15.2 million of short-term borrowings) partially offset by $114.3 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the ABL facility and $14.3 million from short-term borrowings). In addition, the Company paid $64.4 million for the repurchase of its common stock and $12.4 million related to the net share settlement of equity awards, which was partially offset by an $8.9 million cash inflow related to the excess tax benefits of equity awards.

Contractual Obligations

In connection with the Pramac acquisition, the Company assumed $21.1 million of short-term borrowings and $18.6 million of long-term debt and capital lease obligations. Refer to Note 2, “Acquisitions,” to the condensed consolidated financial statements for further information. Other than the assumption of the Pramac debt, there have been no material changes to our contractual obligations since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Non-GAAP Measures

Adjusted EBITDA

The computation of Adjusted EBITDA attributable to Generac Holdings Inc. is based on the definition of EBITDA contained in our credit agreement dated as of May 31, 2013, as amended. To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, taking into account certain charges and gains that were recognized during the periods presented.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc.	$26,183	$34,036	$57,279	$68,565
Net loss attributable to noncontrolling interests (a)	(171)	-	(112)	-
Net income	26,012	34,036	57,167	68,565
Interest expense	11,299	10,210	33,714	32,241
Depreciation and amortization	14,900	10,597	41,343	29,760
Provision for income taxes	15,514	19,218	33,154	38,864
Non-cash write-down and other adjustments (b)	(1,093)	2,115	1,689	4,091
Non-cash share-based compensation expense (c)	2,419	1,799	7,805	6,889
Loss on extinguishment of debt (d)	-	-	-	4,795
Loss on change in contractual interest rate (e)	2,957	2,381	2,957	2,381
Transaction costs and credit facility fees (f)	739	317	1,499	999
Business optimization expenses (g)	58	5	7,164	1,743
Other	31	494	79	404
Adjusted EBITDA	72,836	81,172	186,571	190,732
Adjusted EBITDA attributable to noncontrolling interests	708	-	3,015	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$72,128	$81,172	$183,556	$190,732

(a)   Includes the noncontrolling interests' share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization, of $1.3 million and $6.9 million for the three and nine months ended September 30, 2016, respectively.

(b)   Represents the following non-cash charges for the three and nine months ended September 30, 2016 and 2015: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.

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

(c)  Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting period.

(d)  Represents the non-cash write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.

(e) For the three and nine months ended September 30, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on current projections. For the three and nine months ended September 30, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective third quarter 2015 and remaining above 3.0 times based on projections at the time.

(f) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Term Loan and Amended ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

(g) For the nine months ended September 30, 2016, primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. For the three and nine months ended September 30, 2015, represents severance and other non-recurring restructuring charges related to the integration of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2016	2015	2016	2015

Net income attributable to Generac Holdings Inc.	$26,183	$34,036	$57,279	$68,565
Net loss attributable to noncontrolling interests	(171)	-	(112)	-
Net income	26,012	34,036	57,167	68,565
Provision for income taxes	15,514	19,218	33,154	38,864
Income before provision for income taxes	41,526	53,254	90,321	107,429
Amortization of intangible assets	9,511	6,285	25,525	17,460
Amortization of deferred finance costs and original issue discount	1,107	1,024	3,229	4,368
Loss on extinguishment of debt	-	-	-	4,795
Loss on change in contractual interest rate	2,957	2,381	2,957	2,381
Transaction costs and other purchase accounting adjustments (a)	469	979	5,159	1,482
Business optimization expenses	58	5	7,164	1,743
Adjusted net income before provision for income taxes	55,628	63,928	134,355	139,658
Cash income tax expense (b)	(2,325)	(500)	(5,595)	(6,535)
Adjusted net income	53,303	63,428	128,760	133,123
Adjusted net income attributable to noncontrolling interests	58	-	1,939	-
Adjusted net income attributable to Generac Holdings Inc.	$53,245	$63,428	$126,821	$133,123

Adjusted net income per common share attributable to Generac Holdings, Inc. - diluted:	$0.82	$0.92	$1.92	$1.91
Weighted average common shares outstanding - diluted:	65,126,117	69,182,465	65,992,127	69,781,300

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three and nine months ended September 30, 2016 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2016. Amount for the three and nine months ended September 30, 2015 is based on an anticipated cash income tax rate of approximately 6% for the full year-ended 2015. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

In January 2016, the Company implemented a new global enterprise resource planning (ERP) system for a majority of our business, with another subsidiary of the Company implementing in October 2016. In connection with this ERP system implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Additional implementations will occur at the Company’s remaining locations over a multi-year period.

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

Other than the continuing assessment of controls for the ERP system implementation and Pramac acquisition noted above, there have been no changes during the three months ended September 30, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2016, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 26, 2016 filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended September 30, 2016, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient and shares repurchased under the Company’s $200.0 million stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2016 – 07/31/2016	-	-	-	65,481,994
08/01/2016 – 08/31/2016	1,121,462	$36.60	1,117,000	24,598,989
09/01/2016 – 09/30/2016	682,304	35.93	681,206	124,216
Total	1,803,766	$36.34

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
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 4, 2016

Item 6.                                             EXHIBIT INDEX

Exhibits Number	Description

10.1*	Terms of Employment for Erik Wilde, Executive Vice President - North America Industrial, as set forth in the Offer of Employment Letter dated July 8, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

**     Furnished herewith.