Form 10-K
period 2016-12-31
GENERAC HOLDINGS INC.
filed 2017-02-24
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 Or
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,247,442,615 based upon the closing price reported for such date on the New York Stock Exchange.

     As of February 17, 2017, 62,735,597 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2016 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

2016 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the generator market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power generation market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our products, which are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. Our products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies under a variety of brand names. We also sell direct to certain national and regional account customers, as well as to individual consumers, that are the end users of our products.

We have a significant market share in the residential and light commercial markets for automatic standby generators, which we believe remain under-penetrated in the marketplace. We also have a leading market position for portable generators used in residential, light construction and recreational applications. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network to whom we offer comprehensive support and programs from the factory. In addition, we are a leading provider of light towers, mobile generators, flameless heaters, outdoor power equipment and industrial diesel generators ranging in sizes up to 3,250kW.

History

Generac Holdings Inc. (the Company or Generac) is a Delaware corporation, which was founded in 1959 to market a line of affordable portable generators that offered superior performance and features. Through innovation and focus, we have grown to be a leading provider of power generation equipment and other engine powered products to the residential, light-commercial and industrial markets.

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

●	Our growth accelerated in 2000 as we expanded our purpose-built line of residential automatic standby generators and implemented our multi-layered distribution philosophy.
●	In 2005, we introduced our quiet-running QT Series generators, accelerating our penetration in the commercial market.
●	In 2006, the founder of Generac Power Systems sold the company to affiliates of CCMP Capital Advisors, LLC (CCMP), together with certain other investors and members of our management.
●

In 2008, we successfully expanded our position in the portable generator market after the expiration of our non-compete agreement that was entered into when we sold our Generac® portable products business in 1998.

●	In February 2010, we completed our initial public offering of 20.7 million primary shares of our common stock (including additional share over allotment).
●	In early 2011, we re-entered the market for gasoline-powered pressure washers (or power washers), which we previously exited in 1998 with the sale of our Generac® portable products business.
●

In August 2013, CCMP completed the last of a series of sale transactions that began in November 2012 by which it sold substantially all of the shares of common stock that it owned as of the initial public offering.

Additionally, we have executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Reportable Segments

Effective in the second quarter of 2016, we changed our segment reporting from one reportable segment to two reportable segments – Domestic and International – as a result of the recent Pramac acquisition and the ongoing strategy to expand the business internationally. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light and Pramac acquisitions, all of which have revenues that are substantially derived from outside the U.S. and Canada. Both segments design and manufacture a wide range of power generation equipment and other engine powered products, which are discussed in further detail below in the context of our product classes. Refer to Note 6, “Segment Reporting,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Products

We design and manufacture stationary, portable and mobile generators with single-engine outputs ranging between 800W and 3,250kW. We have the ability to expand the power range for certain stationary generator solutions to much larger multi-megawatt systems through an integrated paralleling configuration called Modular Power Systems (MPS). Other engine powered products that we design and manufacture include light towers, mobile heaters, power washers and water pumps, along with a broad line of outdoor power equipment. We classify our products into three categories based on similar range of power output geared for varying end customer uses: Residential products, Commercial & Industrial (C&I) products and Other products. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices (MSRPs) from approximately $1,899 to $16,199. These products operate on natural gas, liquid propane or diesel and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. We also provide a cellular-based remote monitoring system for home standby generators called Mobile Link™, which allows our customers to check the status of their generator conveniently from a desktop PC, tablet computer or smartphone, and also provides the capability to receive maintenance and service alerts.

We provide a broad product line of portable generators that are fueled predominantly by gasoline, with certain models running on propane and diesel fuel, which range in size from 800W to 17,500W. These products serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and inverter generators targeted at the recreational market. In addition, we offer manual transfer switches to supplement our portable generator product offering. The acquisition of PR Industrial S.r.l. (Pramac) in March 2016 added a broad product line of portable generators that are sold globally and used for numerous residential, light construction and recreational purposes.

We provide a broad product line of engine driven power washers for residential and commercial use, fueled by gasoline, which range in pressure from 2,500 to 4,200 PSI. Additionally, we offer a product line of water pumps built to meet the water removal needs of homeowners, farmers, construction crews and other end-user applications.

Further, we provide a broad product line of outdoor power equipment that includes trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders for the property maintenance needs of larger-acreage residences, light commercial properties, municipalities and farms. These products are largely sold in North America through catalogs and outdoor power equipment dealers primarily under the DR® brand name.

Residential products comprised 53.5%, 51.2% and 49.5%, respectively, of total net sales in 2016, 2015 and 2014.

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

We manufacture a broad line of standard and configured stationary generators and related transfer switches for various industrial standby, continuous-duty and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, which includes stationary and containerized packages, with our MPS technology extending our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. We offer four fuel options for our industrial generators, including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for large healthcare, telecom, datacom, commercial office, municipal and manufacturing customers.

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

The acquisition of Pramac in March 2016 added a broad product line of C&I stationary and mobile generators that are sold in over 150 countries through a broad distribution network.

C&I products comprised 38.6%, 41.6% and 44.6% respectively, of total net sales in 2016, 2015 and 2014.

Other Products

Our “Other Products” category includes aftermarket service parts to our dealers, product accessories and proprietary engines to third-party original equipment manufacturers (OEMs).

Other power products comprised 7.9%, 7.2% and 5.9%, respectively, of total net sales in 2016, 2015 and 2014.

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

We believe our distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. Our network is well balanced with no customer providing more than 7% of our sales in 2016.

Our overall dealer network located in the United States, Canada and Latin America, is the industry's largest network of factory direct independent generator contractors in North America. We further expanded our dealer network on a global basis with the acquisition of Pramac in March 2016, particularly in Europe, the Middle East and Asia/Pacific regions.

Our residential/light commercial dealer network sells, installs and services our residential and light commercial products to end users. We have increased our level of investment in recent years by focusing on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the United States and Canada. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales and product support. Our industrial distributors and dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. In recent years, we have been expanding our dealer network globally through the Ottomotores acquisition in December 2012 and Pramac acquisition in March 2016, along with organic means, in order to expand our international sales opportunities.

Our retail distribution network includes thousands of locations across the globe and includes a variety of regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. These physical retail locations are supplemented by a number of catalog and e-commerce retailers. This network primarily sells our residential standby, portable and light-commercial generators, as well as our other engine powered tools. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby product category.

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

The distribution for our mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors and construction companies, which primarily serve non-residential building construction, road construction, energy markets and special events. In addition, our Tower Light and Pramac businesses provide access to numerous independent distributors in over 150 countries.

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

Growing the residential standby generator market. As the leader in the home standby generator market, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the United States and Canada. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity, combined with expanding our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by focusing on a variety of strategic initiatives targeted toward generating more sales leads, improving close rates and reducing the total overall cost of a home standby system. In addition, we intend to continue to focus on innovation in this growing product category and introduce new products into the marketplace. With only approximately 4.0% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2015 American Housing Survey for the United States), we believe there are opportunities to further penetrate the residential standby generator market.

Gaining commercial and industrial market share. Our growth strategy for commercial and industrial power generation products is focused on incremental market share gains. Key to this objective are efforts to leverage our expanding platform of diesel and natural gas offerings by better optimizing our industrial distribution partners’ capabilities to market, sell and support these products. Specifically, we continue to pursue certain initiatives to expand our distributors’ interactions with engineering firms and electrical contractors responsible for specifying and selecting our products within C&I power generation applications. We are also committed to a number of sales process initiatives to improve the overall specification rates for our products which should increase quoting activity and close rates for our industrial distributors.

Lead with gas power generation products. We will attempt to gain incremental market share within commercial and industrial markets through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled standby power solutions. While still a much smaller portion of the overall C&I market, we believe demand for these products continues to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs. We also intend to explore new gaseous generator related market opportunities, including increasing our product capabilities for continuous-duty and prime rated applications, by leveraging our deep technical capabilities for gaseous-fueled products, leading position for natural gas standby generators and growing market acceptance for these products.

Expanding global presence. We have increased our revenues shipped outside the U.S. and Canada in recent years, with sales outside this region accounting for approximately 20% of our revenues during 2016, as compared to approximately 10% and 9% in 2015 and 2014, respectively. This increase is largely the result of acquisitions made that comprise our International segment – Ottomotores, Tower Light and Pramac. These businesses have significantly increased our global presence by adding product, manufacturing and distribution capabilities that serve local markets around the world, and have resulted in us becoming a leading global player in the markets for backup power and mobile power equipment. As we look forward, we intend to leverage our increased international footprint attained from these acquisitions to serve the over $13 billion annual market for power generation equipment outside the U.S. and Canada. We also intend to improve the profit margins of our International segment by executing on several revenue and cost synergies, and driving organic growth in existing markets with additional investment and focus, including the expanding opportunity for global gaseous-fueled products. We will continue to evaluate other opportunities to expand into additional regions of the world through both organic initiatives and potential acquisitions.

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

Manufacturing

We operate numerous manufacturing plants, distribution facilities and inventory warehouses located throughout the world. We maintain inventory warehouses in the United States that accommodate material storage and rapid response requirements of our customers. See “Item 2 – Properties” for additional details regarding the locations and activities of our principal operations.

In recent years, we have added manufacturing capacity through investments in automation, improved utilization and the expansion of our manufacturing footprint through organic means as well as through acquisitions. We believe we have sufficient capacity to achieve our business goals for the near-to-intermediate term.

Research and Development

Our primary focus on power generation equipment and other engine powered products drives technological innovation, specialized engineering and manufacturing competencies. Research and development (R&D) is a core competency and includes a staff of over 300 engineers working on numerous projects. Our sponsored research and development expense was $37.2 million, $32.9 million and $31.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Research and development is conducted at several of our manufacturing facilities worldwide and is focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

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

Competition

The market for power generation equipment and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment and engine powered tools providers, both domestic and internationally. However, specifically in the generator market, most of the traditional participants compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power generation with a core emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enables us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse distribution model and strong factory support provide additional advantages as well.

A summary of the primary competitors across our main product classes are as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, Husqvarna and Ariens, along with a number of smaller domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, MTU, Stemac, Selmec, IGSA, Wacker, MultiQuip, Terex, Doosan, Briggs & Stratton (Allmand), Atlas Copco and Himonisa; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also, we compete against other regional packagers that serve local markets throughout the world.

In a continuously evolving market, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Employees

As of December 31, 2016, we had 4,202 employees (3,608 full time and 594 part-time and temporary employees). Of those, 2,266 employees were directly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years. The current agreement, which expires October 17, 2021, covers our Waukesha and Eagle, Wisconsin facilities. Additionally, our plants in Mexico, Italy and Brazil are operated under various local or national union groups. Our other facilities are not unionized.

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

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	45	President, Chief Executive Officer and Chairman
York A. Ragen	45	Chief Financial Officer
Russell S. Minick	56	Chief Marketing Officer
Erik Wilde	42	Executive Vice President, North America Industrial
Roger F. Pascavis	56	Executive Vice President, Strategic Global Sourcing
Patrick Forsythe	49	Executive Vice President, Global Engineering

Aaron P. Jagdfeld has served as our Chief Executive Officer since September 2008, as a director since November 2006 and was named Chairman in February 2016. Prior to becoming Chief Executive Officer, Mr. Jagdfeld worked for Generac for 15 years. He began his career in the finance department in 1994 and became our Chief Financial Officer in 2002. In 2007, he was appointed President and was responsible for sales, marketing, engineering and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte and Touche. Mr. Jagdfeld holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

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

Russell S. Minick began serving as our Chief Marketing Officer in August 2016. Prior to this appointment he served as Executive Vice President, Residential Products since October 2011, with this responsibility being expanded in January 2014 to Executive Vice President, Global Residential Products and to Executive Vice President, North America in September 2014. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

Erik Wilde began serving as our Executive Vice President, North America Industrial in July 2016. Mr. Wilde was Vice President and General Manager of the Mining Division for Komatsu America Corp. from 2013 until he joined Generac. Prior to that role, he held leadership positions as Vice President of the ICT Business Division and Product Marketing back to 2005. Mr. Wilde holds a Bachelor of Business Administration in Management from Boise State University and an M.B.A. from Keller Graduate School of Management.

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

Patrick Forsythe has served as our Executive Vice President of Global Engineering since re-joining Generac in July 2015. Mr. Forsythe was Vice President, Global Engineering & Technology of Hayward Industries from 2008 to 2015, Vice President, Global Engineering at Ingersoll Rand Company (and the acquired Doosan Infracore International) from 2004 to 2008, and Director of Engineering at Ingersoll Rand Company from 2002 to 2004. Prior to 2002, Mr. Forsythe worked in various engineering management capacities with Generac from 1995 to 2002. Mr. Forsythe holds a Higher National Diploma (HND) in Mechanical Engineering from the University of Ulster (United Kingdom), a B.S. in Mechanical Engineering, and an M.S. in Manufacturing Management & Technology from The Open University (United Kingdom).

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

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies which have substantially greater financial resources than we do. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For further information, see “Item 1—Business—Competition”.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large telecommunications, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers”.

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

As a U.S. corporation that conducts business in a variety of foreign countries, we are subject to the Foreign Corrupt Practices Act and a variety of anti-corruption laws worldwide. A determination that we violated any of these laws may affect our business and operations adversely.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2016, goodwill and other indefinite-lived intangibles totaled $833.0 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of operations. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

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

Our ability to realize the anticipated benefits of our acquisitions will depend, to a large extent, on our ability to integrate the acquired businesses with our business. The combination of independent businesses is a complex, costly and time-consuming process. Further, integrating and managing businesses with international operations may pose challenges not previously experienced by our management. As a result, we may be required to devote significant management attention and resources to integrating the business practices and operations of any acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, could preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating an acquired business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of acquired businesses with ours include, among others:

●	managing a larger company;
●	maintaining employee morale and retaining key management and other employees;
●	complying with newly applicable foreign regulations;
●	integrating two business cultures, which may prove to be incompatible;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing customers and attracting new customers;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the acquisition;
●	unanticipated issues in integrating information technology, communications and other systems;
●	unanticipated changes in applicable laws and regulations;
●	managing tax costs or inefficiencies associated with integrating the operations of the combined company;
●	unforeseen expenses or delays associated with the acquisition;
●	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and
●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

We may encounter difficulties in implementing or operating a new enterprise resource planning (ERP) system across our subsidiaries, which may adversely affect our operations and financial reporting.

In 2016, we implemented a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems, and we will be implementing the new ERP system at our other locations in future years. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

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

We do not have plans to pay dividends on our common stock in the foreseeable future.

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

We have a significant amount of indebtedness. As of December 31, 2016, we had total indebtedness of $1,052.9 million. Our significant level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our significant indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own, operate or lease manufacturing, distribution and office facilities globally totaling over four million square feet. We also operate a dealer training center at our Eagle, Wisconsin facility, which allows us to train new industrial and residential dealers on the service and installation of our products and provide existing dealers with training on product innovations. We also have inventory warehouses that accommodate material storage and rapid response requirements of our customers.

The following table provides information about our principal facilities exceeding 10,000 square feet:

Location	Owned/ Leased	Activities	Segment

Waukesha, WI	Owned	Corporate headquarters, manufacturing, storage, R&D, service parts distribution	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, storage, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, storage, R&D	Domestic
Jefferson, WI	Owned	Manufacturing, distribution, R&D	Domestic
Various WI	Leased	Storage	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
Vergennes, VT	Leased	Office	Domestic
Winooski, VT	Leased	Manufacturing, R&D	Domestic
Mexico City, Mexico	Owned	Manufacturing, sales, distribution, storage, office, R&D	International
Mexico City, Mexico	Leased	Office, storage and warehouse	International
Curitiba, Brazil	Leased	Manufacturing, sales, distribution, storage, office	International
Milan, Italy	Leased	Manufacturing, sales, distribution, storage, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, storage, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, storage, R&D	International
Foshan, China	Owned	Manufacturing, office, storage, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, storage	International
Ribeirao Preto, Brazil	Leased	Manufacturing, office, storage	International
Fellbach, Germany	Leased	Sales, office, storage	International
Crewe, England	Leased	Sales, office, storage	International
Celle, Germany	Owned	Manufacturing, office, sales, R&D	International
Charzyno, Poland	Owned	Manufacturing	International

As of December 31, 2016, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, patent and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2016, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.” The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2016 and 2015, respectively.

2016	High	Low
Fourth Quarter	$43.49	$35.74
Third Quarter	$38.00	$33.13
Second Quarter	$39.25	$33.86
First Quarter	$38.51	$27.26

2015	High	Low
Fourth Quarter	$32.53	$26.88
Third Quarter	$39.78	$27.16
Second Quarter	$49.35	$39.62
First Quarter	$50.41	$43.74

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2016, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay withholding taxes on behalf of the recipient and shares repurchased under the Company’s $250.0 million stock repurchase program authorized in October 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/16 - 10/31/16	38,699	$38.58	38,500	$248,639,009
11/01/16 - 11/30/16	716,809	39.66	716,000	220,244,705
12/01/16 - 12/31/16	481,000	41.84	481,000	200,120,516
Total	1,236,508	$40.47

For equity compensation plan information, please refer to Note 15, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the five-year period ended December 31, 2016. The graph and table assume that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

Generac Holdings Inc.	$100.00	$157.76	$296.17	$244.51	$155.67	$213.03
S&P 500 Index - Total Returns	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Industrials Index	100.00	115.35	162.27	178.22	173.70	206.46
Russell 2000 Index	100.00	116.35	161.52	169.42	161.95	196.45

Holders

As of February 17, 2017, there were approximately 199 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization, and other such factors that our board of directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries, including our principal operating subsidiary, Generac Power Systems. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, repurchase shares of common stock and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries, including Generac Power Systems.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2013 and 2012 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(U.S. Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$1,444,453	$1,317,299	$1,460,919	$1,485,765	$1,176,306
Costs of goods sold	930,347	857,349	944,700	916,205	735,906
Gross profit	514,106	459,950	516,219	569,560	440,400
Operating expenses:
Selling and service	164,607	130,242	120,408	107,515	101,448
Research and development	37,229	32,922	31,494	29,271	23,499
General and administrative	74,700	52,947	54,795	55,490	46,031
Amortization of intangibles (1)	32,953	23,591	21,024	25,819	45,867
Tradename and goodwill impairment (2)	-	40,687	-	-	-
Gain on remeasurement of contingent consideration (3)	-	-	(4,877)	-	-
Total operating expenses	309,489	280,389	222,844	218,095	216,845
Income from operations	204,617	179,561	293,375	351,465	223,555
Other income (expense):
Interest expense	(44,568)	(42,843)	(47,215)	(54,435)	(49,114)
Investment income	44	123	130	91	79
Loss on extinguishment of debt (4)	(574)	(4,795)	(2,084)	(15,336)	(14,308)
Gain (loss) on change in contractual interest rate (5)	(2,957)	(2,381)	16,014	-	-
Costs related to acquisitions	(1,082)	(1,195)	(396)	(1,086)	(1,062)
Other, net	902	(5,487)	(1,462)	(1,983)	(2,798)
Total other expense, net	(48,235)	(56,578)	(35,013)	(72,749)	(67,203)
Income before provision for income taxes	156,382	122,983	258,362	278,716	156,352
Provision for income taxes	57,570	45,236	83,749	104,177	63,129
Net income	98,812	77,747	174,613	174,539	93,223
Net income attributable to noncontrolling interests	24	-	-	-	-
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	$174,613	$174,539	$93,223

Net income attributable to common shareholders per common share - diluted:	$1.50	$1.12	$2.49	$2.51	$1.35

Statement of Cash Flows data:
Depreciation	$21,465	$16,742	$13,706	$10,955	$8,293
Amortization of intangible assets	32,953	23,591	21,024	25,819	45,867
Expenditures for property and equipment	(30,467)	(30,651)	(34,689)	(30,770)	(22,392)

Other Financial Data:
Adjusted EBITDA attributable to Generac Holdings Inc. (6)	$274,603	$270,816	$337,283	$402,613	$289,809
Adjusted net income attributable to Generac Holdings Inc. (7)	198,257	198,436	234,165	301,664	220,792

(U.S. Dollars in thousands)	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Balance Sheet Data:
Current assets	$683,509	$632,017	$707,637	$627,310	$473,866
Property, plant and equipment, net	212,793	184,213	168,821	146,390	104,718
Goodwill	704,640	669,719	635,565	608,287	552,943
Other intangibles and other assets	260,742	292,686	352,396	394,237	459,470
Total assets	$1,861,684	$1,778,635	$1,864,419	$1,776,224	$1,590,997

Total current liabilities	$341,939	$213,224	$240,522	$250,845	$294,859
Long-term borrowings, less current portion	1,006,758	1,037,132	1,065,858	1,155,298	785,031
Other long-term liabilities	78,737	62,408	68,240	53,010	47,479
Redeemable noncontrolling interests	33,138	-	-	-	-
Stockholders' equity	401,112	465,871	489,799	317,071	463,628
Total liabilities and stockholders' equity	$1,861,684	$1,778,635	$1,864,419	$1,776,224	$1,590,997

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

(3)  During the second quarter of 2014, we recorded a gain of $4.9 million related to an adjustment to a certain earn-out obligation in connection with the Tower Light acquisition.

(4)  For the years ended December 31, 2016, 2015, 2014 and 2013, represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, represents the loss on extinguishment of debt as a result of a refinancing transaction in May 2013. For the year ended December 31, 2012, represents the loss on extinguishment of debt as a result of the refinancing transactions in February and May 2012. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(5)  For the year ended December 31, 2016, represents a non-cash loss in the third quarter relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times and expected to remain above 3.0 times based on current projections. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective third quarter 2015 and expected to remain above 3.0 times based on projections at that time. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times effective second quarter 2014 and expected to remain below 3.0 times based on projections at that time. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(6)   Adjusted EBITDA represents net income before noncontrolling interests, interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in the Term Loan and Amended ABL Facility (terms defined in Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K), which is substantially the same definition that was contained in the Company’s previous credit agreements.

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

●	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
●	are non-cash in nature, such as share-based compensation.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board of Directors in the context of the Board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the calculations are subject to review by our Board of Directors in the context of the Board's review of our financial statements, and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Term Loan and Amended ABL Facility, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	2014	2013	2012
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	$174,613	$174,539	$93,223
Net income attributable to noncontrolling interests (a)	24	-	-	-	-
Net income	98,812	77,747	174,613	174,539	93,223
Interest expense	44,568	42,843	47,215	54,435	49,114
Depreciation and amortization	54,418	40,333	34,730	36,774	54,160
Provision for income taxes	57,570	45,236	83,749	104,177	63,129
Non-cash write-down and other adjustments (b)	357	3,892	(3,853)	78	247
Non-cash share-based compensation expense (c)	9,493	8,241	12,612	12,368	10,780
Tradename and goodwill impairment (d)	-	40,687	-	-	-
Loss on extinguishment of debt (e)	574	4,795	2,084	15,336	14,308
(Gain) loss on change in contractual interest rate (f)	2,957	2,381	(16,014)	-	-
Transaction costs and credit facility fees (g)	2,442	2,249	1,851	3,863	4,117
Business optimization expenses (h)	7,316	1,947	-	-	-
Other	(120)	465	296	1,043	731
Adjusted EBITDA	278,387	270,816	337,283	402,613	289,809
Adjusted EBITDA attributable to noncontrolling interests	3,784	-	-	-	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$274,603	$270,816	$337,283	$402,613	$289,809

(a)   For the year ended December 31, 2016, includes the noncontrolling interests’ share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization of $8.0 million.

(b)   Represents the following non-cash charges: gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments. Additionally, the year ended December 31, 2014 includes a gain of $4.9 million related to an adjustment to an earn-out obligation in connection with the Tower Light acquisition.

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
●

The adjustment to a certain earn-out obligation in connection with the Tower Light acquisition recorded in the year ended December 31, 2014, is a one-time charge that we believe does not reflect our ongoing operations.

(c)   Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting period.

(d)  During the fourth quarter of 2015, our Board of Directors approved a plan to strategically transition and consolidate certain of our brands acquired through acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames and a $36.1 million non-cash charge to write-down to net realizable value. Additionally, during the fourth quarter of 2015, a $4.6 million goodwill impairment charge was recorded related to the write-down of the Ottomotores reporting unit goodwill. Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the 2015 impairment charges.

(e)   For the years ended December 31, 2016, 2015, 2014 and 2013, represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, represents the loss on extinguishment of debt as a result of a refinancing transaction in May 2013. For the year ended December 31, 2012, represents the loss on extinguishment of debt as a result of the refinancing transactions in February and May 2012. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(f)   For the year ended December 31, 2016, represents a non-cash loss in the third quarter relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times and expected to remain above 3.0 times based on current projections. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective third quarter 2015 and expected to remain above 3.0 times based on projections at that time. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times effective second quarter 2014 and expected to remain below 3.0 times based on projections at that time. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(g)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as:

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

(h)   For the year ended December 31, 2016, represents charges relating to business optimization and restructuring costs to address the significant and extended downturns for capital spending within the oil & gas industry. For the year ended December 31, 2015, represents severance and non-recurring restructuring charges related to the integration of our facilities, which represent expenses that are not from our core operations and do not reflect our ongoing operations.

(7) Adjusted Net Income is defined as net income before noncontrolling interests and provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests.

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company’s operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations, and the factors and trends affecting our business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	2014	2013	2012
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	$174,613	$174,539	$93,223
Net income attributable to noncontrolling interests	24	-	-	-	-
Net income	98,812	77,747	174,613	174,539	93,223
Provision for income taxes	57,570	45,236	83,749	104,177	63,129
Income before provision for income taxes	156,382	122,983	258,362	278,716	156,352
Amortization of intangible assets	32,953	23,591	21,024	25,189	45,867
Amortization of deferred finance costs and original issue discount	3,940	5,429	6,615	4,772	3,759
Tradename and goodwill impairment	-	40,687	-	-	-
Loss on extinguishment of debt	574	4,795	2,084	15,336	14,308
(Gain) loss on change in contractual interest rate	2,957	2,381	(16,014)	-	-
Transaction costs and other purchase accounting adjustments (a)	5,653	2,710	(3,623)	2,842	3,317
Business optimization expenses	7,316	1,947	-	-	-
Adjusted net income before provision for income taxes	209,775	204,523	268,448	326,855	223,603
Cash income tax expense (b)	(9,299)	(6,087)	(34,283)	(25,821)	(2,811)
Adjusted net income	200,476	198,436	234,165	301,034	220,792
Adjusted net income attributable to noncontrolling interests	2,219	-	-	-	-
Adjusted net income attributable to Generac Holdings Inc.	$198,257	$198,436	$234,165	$301,034	$220,792

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. Additionally, the year ended December 31, 2014 includes a gain of $4.9 million related to an adjustment to an earn-out obligation in connection with the Tower Light acquisition.

(b) For the year ended December 31, 2016, amount is based on a cash income tax rate of 5.9%. Cash income tax expense for 2016 is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated by applying the derived cash tax rate to the period’s pretax income. For the years ended December 31, 2015, 2014, 2013 and 2012, amounts are based on actual cash income taxes paid during each year.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Increasing penetration opportunity.    Many potential customers are not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.0% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2015 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is increasing due to the growing importance for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby and mobile generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a portable or standby generator during the immediate and subsequent period, which we believe may last for nine to twelve months following a major power outage event for standby generators. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Impact of business capital investment cycles. The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products benefit over the long term from a secular shift towards renting versus buying this type of equipment.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing and cost control. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, can have a material impact on our results of operations. Also, with the Pramac acquisition in 2016, we have further expanded our commercial and operational presence outside of the United States. This acquisition, along with our existing international presence, exposes us to fluctuations in foreign currency exchange rates that can have a material impact on our results of operations.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years approximately 23% to 27% of our net sales occurred in the first quarter, 20% to 25% in the second quarter, 24% to 27% in the third quarter and 25% to 29% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense increased during 2016 compared to 2015, primarily due additional debt assumed in recent acquisitions, increased borrowings at other foreign subsidiaries and an increase in the LIBOR rate. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $592 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2016 related to our acquisition by CCMP in 2006 that we expect to generate aggregate cash tax savings of approximately $231 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $38.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2016. We expect these assets to generate aggregate cash tax savings of $14.9 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Components of Net Sales and Expenses

Net Sales

Substantially all of our net sales are generated through the sale of our power generator equipment and other engine powered products to the residential, light commercial and industrial markets. We also sell engines to certain customers and service parts to our dealer network. Net sales, which include shipping and handling charges billed to customers, are generally recognized upon shipment of products to our customers. Related freight costs are included in cost of sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 7% of our sales, and our top ten customers representing less than 22% of our total sales for the year ended December 31, 2016.

Costs of Goods Sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised approximately 78% of costs of goods sold for the year ended December 31, 2016. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our generators up to 22kW, along with certain liquid-cooled engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the OEM of those engines. We design many of the alternators for our units and either manufacture or source alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

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

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our broad customer base and other personnel involved in the marketing, sales and service of our products. Warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses, media advertising, promotional expenses and co-op advertising costs. Marketing expenses are generally related to the launch of new product offerings, participation in trade shows and other events, and opportunities to create market awareness for home standby generators in areas impacted by heightened power outage activity.

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. We operate engineering facilities at many locations globally and employ over 300 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development, and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

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

Costs related to acquisitions.    In 2016, the other expenses include transaction expenses related to the acquisitions of Pramac and Motortech. In 2015, the other expenses include transaction expenses related to the acquisitions of CHP and Pramac. In 2014, the other expenses include transaction expenses related to the acquisitions of Powermate and MAC. Refer to Note 3, “Acquisitions” and Note 19, “Subsequent Events” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s recent acquisitions.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$1,444,453	$1,317,299	127,154	9.7%
Cost of goods sold	930,347	857,349	72,998	8.5%
Gross profit	514,106	459,950	54,156	11.8%
Operating expenses:
Selling and service	164,607	130,242	34,365	26.4%
Research and development	37,229	32,922	4,307	13.1%
General and administrative	74,700	52,947	21,753	41.1%
Amortization of intangible assets	32,953	23,591	9,362	39.7%
Tradename and goodwill impairment	-	40,687	(40,687)	-100.0%
Total operating expenses	309,489	280,389	29,100	10.4%
Income from operations	204,617	179,561	25,056	14.0%
Total other expense, net	(48,235)	(56,578)	8,343	-14.7%
Income before provision for income taxes	156,382	122,983	33,399	27.2%
Provision for income taxes	57,570	45,236	12,334	27.3%
Net income	98,812	77,747	21,065	27.1%
Net income attributable to noncontrolling interests	24	-	24	N/A
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	21,041	27.1%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales
	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change
Domestic	$1,173,559	$1,204,589	(31,030)	-2.6%
International	270,894	112,710	158,184	140.3%
Total net sales	$1,444,453	$1,317,299	127,154	9.7%

	Adjusted EBITDA
	Year Ended December 31,
	2016	2015	$ Change	% Change
Domestic	$261,428	$254,882	6,546	2.6%
International	16,959	15,934	1,025	6.4%
Total Adjusted EBITDA	$278,387	$270,816	7,571	2.8%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	$ Change	% Change
Residential products	$772,436	$673,764	98,672	14.6%
Commercial & industrial products	557,532	548,440	9,092	1.7%
Other	114,485	95,095	19,390	20.4%
Total net sales	$1,444,453	$1,317,299	127,154	9.7%

Net sales.    The decrease in Domestic sales for the year ended December 31, 2016 was primarily due to significant declines in shipments of mobile products into oil & gas and general rental markets. Partially offsetting these impacts was the contribution from the CHP acquisition, along with increased shipments of portable and home standby generators.

The increase in International sales for the year ended December 31, 2016 was due to the contribution from the Pramac acquisition. Partially offsetting this impact were declines in organic shipments of mobile products into the European region.

The total contribution from non-annualized recent acquisitions for the year ended December 31, 2016 was $236.6 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the year ended December 31, 2016 includes the impact of $7.1 million of non-recurring, pre-tax charges relating to business optimization and restructuring costs to address the impact of the significant and extended downturn for capital spending within the oil & gas industry. The cost-reduction actions taken include the consolidation of production facilities, headcount reductions, certain non-cash asset write-downs and other non-recurring product-related charges. The charges consist of $2.7 million classified within cost of goods sold and $4.4 million classified within operating expenses. The increase in net income attributable to Generac Holdings Inc. was primarily due to a prior year $40.7 million pre-tax, non-cash charge for the impairment of certain intangible assets, partially offset by the business optimization charge discussed above and the other factors outlined in this section.

Gross profit.    Gross profit margin for the year ended December 31, 2016 was 35.6% compared to 34.9% for the year ended December 31, 2015, which includes the impact of the aforementioned $2.7 million of business optimization charges classified within cost of goods sold, as well as $4.2 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these adjustments, gross profit margin was 36.1%, an improvement of 120 basis points over the prior year. The increase was primarily due to the favorable impacts from lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar, along with an overall favorable organic product mix. In addition, gross margin in the prior year was negatively impacted by temporary increases in certain costs associated with the west coast port congestion as well as other overhead-related costs that did not repeat in the current year. These factors were partially offset by the mix impact from the Pramac acquisition.

Operating expenses.    Excluding the impact of the aforementioned current year $4.4 million of business optimization charges and prior year $40.7 million of intangible impairment charges classified within operating expenses, operating expenses increased $65.4 million, or 27.3%, to $305.1 million for the year ended December 31, 2016 from $239.7 million for the year ended December 31, 2015. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions and increased amortization expense.

Other expense.    Other expense in the prior year included a non-cash $4.8 million loss on extinguishment of debt resulting from $150.0 million of voluntary prepayments of Term Loan debt, and a $2.4 million non-cash loss resulting from an increase in our Term Loan interest rate spread of 25 basis points. In the current year, other expense included a $3.0 million non-cash loss resulting from a continuation of the 25 basis point spread increase, and a $0.6 million loss on extinguishment of debt resulting from a $25.0 million voluntary prepayment of Term Loan debt.

Income tax expense.    The effective income tax rates for the years ended December 31, 2016 and 2015 were 36.8%.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2016 were 22.3% of net sales as compared to 21.2% of net sales for the year ended December 31, 2015. This increase was primarily due to overall favorable product mix; lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar; and the benefit of cost-reduction actions within domestic mobile products, partially offset by increased promotional activities.

Adjusted EBITDA margins for the International segment for the year ended December 31, 2016 were 6.3% of net sales as compared to 14.1% of net sales for the year ended December 31, 2015. This decrease was primarily due to a large decline in mobile products margins given the reduced operating leverage on lower organic sales volume, unfavorable sales mix, foreign currency impacts with the weakness in the British Pound, and, to a lesser extent, the Pramac acquisition sales mix.

Adjusted net income.    Adjusted Net Income of $198.3 million for the year ended December 31, 2016 decreased 0.1% from $198.4 million for the year ended December 31, 2015. The increased earnings outlined above were offset by an increase in cash income tax expense and adjusted net income attributable to noncontrolling interests.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$1,317,299	$1,460,919	(143,620)	-9.8%
Cost of goods sold	857,349	944,700	(87,351)	-9.2%
Gross profit	459,950	516,219	(56,269)	-10.9%
Operating expenses:
Selling and service	130,242	120,408	9,834	8.2%
Research and development	32,922	31,494	1,428	4.5%
General and administrative	52,947	54,795	(1,848)	-3.4%
Amortization of intangible assets	23,591	21,024	2,567	12.2%
Tradename and goodwill impairment	40,687	-	40,687	N/A
Gain on remeasurement of contingent consideration	-	(4,877)	4,877	-100.0%
Total operating expenses	280,389	222,844	57,545	25.8%
Income from operations	179,561	293,375	(113,814)	-38.8%
Total other expense, net	(56,578)	(35,013)	(21,565)	61.6%
Income before provision for income taxes	122,983	258,362	(135,379)	-52.4%
Provision for income taxes	45,236	83,749	(38,513)	-46.0%
Net income	$77,747	$174,613	(96,866)	-55.5%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Domestic	$1,204,589	$1,343,367	(138,778)	-10.3%
International	112,710	117,552	(4,842)	-4.1%
Total net sales	$1,317,299	$1,460,919	(143,619)	-9.8%

	Adjusted EBITDA
	Year Ended December 31,
	2015	2014	$ Change	% Change
Domestic	$254,882	$322,769	(67,887)	-21.0%
International	15,934	14,514	1,420	9.8%
Total Adjusted EBITDA	$270,816	$337,283	(66,467)	-19.7%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Residential products	$673,764	$722,206	(48,442)	-6.7%
Commercial & industrial products	548,440	652,216	(103,776)	-15.9%
Other	95,095	86,497	8,598	9.9%
Total net sales	$1,317,299	$1,460,919	(143,620)	-9.8%

Net sales.    The decrease in Domestic sales for the year ended December 31, 2015 was primarily due to lower demand of home standby generators as a result of the significant decline in the power outage severity environment during 2015, and a reduction in shipments into oil & gas and general rental markets and, to a lesser extent, reduced shipments to telecom national account customers. Partially offsetting these impacts was the contribution from the CHP acquisition.

The decrease in International sales for the year ended December 31, 2015 was primarily due to the negative impact of foreign currency translation.

The contribution from non-annualized recent acquisitions to the year ended December 31, 2015 was $62.8 million.

Gross profit.    Gross profit margin for the year ended December 31, 2015 decreased to 34.9% from 35.3% for the year ended December 31, 2014. The decline in gross margin was primarily due to unfavorable absorption of manufacturing overhead-related costs, partially offset by the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. dollar.

Operating expenses.    Operating expenses for the year ended December 31, 2015 include a non-cash $36.1 million impairment charge relating to tradenames as a result of a new brand strategy to transition and consolidate various brands to the Generac® tradename, and a non-cash $4.6 million impairment charge relating to the write-down of the goodwill of the Ottomotores reporting unit. Additionally, operating expenses for the year ended December 31, 2014 include a $4.9 million gain relating to a remeasurement of a contingent earn-out obligation from the Tower Light acquisition. Excluding the impact of these items, operating expenses increased $12.0 million primarily due to the addition of recurring operating expenses associated with the CHP acquisition, increased marketing and advertising expenses, and a $2.6 million increase in the amortization of intangible assets. This was partially offset by reductions in variable operating expenses on lower sales volumes.

Other expense.    The increase in other expense was primarily due to a $16.0 million non-cash gain recorded in the year ended December 31, 2014 relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times effective second quarter 2014 and remaining below 3.0 times based on projections at that time, and a $2.4 million non-cash loss recorded in the year ended December 31, 2015 relating to a 25 basis point increase in borrowing costs as a result of our credit agreement leverage ratio rising above 3.0 times effective third quarter 2015 and remaining above 3.0 times based on projections at the time. Additionally, $150.0 million of voluntary prepayments of Term Loan debt were made in the year ended December 31, 2015, resulting in a non-cash $4.8 million loss on extinguishment of debt compared to voluntary prepayments of Term Loan debt of $87.0 million in the year ended December 31, 2014, which resulted in a non-cash $2.1 million loss on extinguishment of debt. The debt repayments resulted in a year-over-year decrease in interest expense of $4.4 million.

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

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2015 were 21.2% of net sales as compared to 24.0% of net sales for the year ended December 31, 2014. This decrease was primarily due to increased marketing and advertising expenses, and reduced overall leverage of fixed operating expenses, partially offset by the favorable impact of lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar.

Adjusted EBITDA margins for the International segment for the year ended December 31, 2015 were 14.1% of net sales as compared to 12.3% of net sales for the year ended December 31, 2014. This increase was primarily due to lower operating expenses.

Adjusted net income.    Adjusted Net Income of $198.4 million for the year ended December 31, 2015 decreased 15.3% from $234.2 million for the year ended December 31, 2014, due to the factors outlined above, partially offset by a decrease in cash income tax expense.

Liquidity and Financial Position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our Amended ABL Facility.

The Company’s credit agreements provided for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that the Company’s net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of December 31, 2016 was above 3.00 to 1.00. As of December 31, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. In May 2015, the Company borrowed $100.0 million under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of December 31, 2016, there was $100.0 million outstanding under the Amended ABL Facility, and the Company is in compliance with all of its covenants.

At December 31, 2016, we had cash and cash equivalents of $67.3 million and $145.6 million of availability under our revolving ABL credit facility, net of outstanding letters of credit.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed with stock repurchases in the third quarter of 2016. In October 2016, our Board of Directors approved a $250.0 million stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded from cash on hand, available borrowings, or proceeds from potential debt or other capital market sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the year ended December 31, 2016, we repurchased 3,968,706 shares of our common stock for $149.9 million, and for the year ended December 31, 2015, the Company repurchased 3,303,500 shares of its common stock for $99.9 million, all funded with cash on hand.

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

Cash Flow

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2015	Change	% Change
Net cash provided by operating activities	$253,409	$188,619	$64,790	34.3%
Net cash used in investing activities	(105,822)	(104,328)	(1,494)	1.4%
Net cash used in financing activities	(195,705)	(154,483)	(41,222)	26.7%

The 34.3% increase in net cash provided by operating activities was primarily driven by a reduction in working capital investment during the current year as compared to the larger investment that was incurred in the prior year, and an overall increase in operating earnings.

Net cash used in investing activities for the year ended December 31, 2016 primarily represents cash payments of $76.7 million related to the acquisitions of businesses and $30.5 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2015 primarily represents cash payments of $74.6 million related to the acquisition of CHP and $30.7 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2016 primarily represents $149.9 million payments for the repurchase of the Company’s common stock, $65.4 million of debt repayments ($37.6 million of long-term borrowings and $27.8 million of short-term borrowings) and $12.4 million related to the net settlement of equity awards. These payments were partially offset by $28.7 million cash proceeds from short-term borrowings and $7.9 million of excess tax benefits from equity awards.

Net cash used in financing activities for the year ended December 31, 2015 primarily represents $174.0 million of debt repayments ($150.8 million of long-term borrowings and $23.2 million of short-term borrowings), partially offset by $126.4 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the Amended ABL facility and $26.4 million from short-term borrowings). In addition, the Company paid $99.9 million for the repurchase of its common stock and $13.0 million for the net share settlement of equity awards, which was partially offset by $9.6 million of excess tax benefits from equity awards.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	Change	% Change
Net cash provided by operating activities	$188,619	$252,986	$(64,367)	-25.4%
Net cash used in investing activities	(104,328)	(95,491)	(8,837)	9.3%
Net cash used in financing activities	(154,483)	(116,023)	(38,460)	33.1%

The 25.4% decrease in net cash provided by operating activities was primarily attributable to lower operating earnings during the year ended December 31, 2015, along with higher working capital investment primarily due to a decrease in accounts payable, partially offset by lower cash tax payments.

Net cash used in investing activities for the year ended December 31, 2015 was primarily related to cash payments of $74.6 million related to the acquisition of CHP and $30.7 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2014 was primarily attributable to cash payments of $61.2 million related to the acquisition of businesses and $34.7 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2015 primarily represents $174.0 million of debt repayments ($150.8 million of long-term borrowings and $23.2 million of short-term borrowings), partially offset by $126.4 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the Amended ABL facility and $26.4 million from short-term borrowings). In addition, the Company paid $99.9 million for the repurchase of its common stock and $13.0 million for the net share settlement of equity awards, which was partially offset by $9.6 million of excess tax benefits from equity awards.

Net cash used in financing activities for the year ended December 31, 2014 primarily represents $120.4 million of debt repayments ($94.0 million of long-term borrowings and $26.4 million of short-term borrowings); partially offset by $6.6 million cash proceeds from short-term borrowings. In addition, the Company paid $12.2 million for the net share settlement of equity awards, which was partially offset by $11.0 million of excess tax benefits from equity awards.

Senior Secured Credit Facilities

Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 and the “Liquidity and Financial Position” section included in Item 7 of this Annual Report on Form 10-K for information on the senior secured credit facilities.

Covenant Compliance

The Term Loan contains restrictions on the Company’s ability to pay distributions and dividends. Payments can be made to the Company or other parent companies for certain expenses such as operating expenses in the ordinary course, fees and expenses related to any debt or equity offering and to pay franchise or similar taxes. Dividends can be used to repurchase equity interests, subject to limitations in certain circumstances. Additionally, the Term Loan restricts the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. The Term Loan also contains other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The Term Loan does not contain any financial maintenance covenants.

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

The Amended ABL Facility also contains covenants and events of default substantially similar to those in the Term Loan, as described above.

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2016:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including curent portion (1)	$1,043,753	$14,399	$320	$100,034	$929,000
Capital lease obligations, including current portion	4,647	566	1,064	1,034	1,983
Interest on long-term debt	212,971	36,369	67,782	64,176	44,644
Operating leases	36,839	7,922	13,682	9,506	5,730
Total contractual cash obligations (2)	$1,298,210	$59,256	$82,848	$174,750	$981,357

(1) The Term Loan provides for a $1.2 billion term loan B credit facility and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The Amended ABL Facility provides for a $250.0 million senior secured ABL revolving credit facility, which matures on May 29, 2020. There was $100.0 million outstanding on the Amended ABL Facility as of December 31, 2016.

(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, the Company estimates we will contribute $0.6 million to our pension plans in 2017.

Capital Expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion, systems and upgrades. Capital expenditures were $30.5 million and $30.7 million for the years ended December 31, 2016 and 2015, respectively, and were funded through cash from operations.

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

Total inventory financed under this arrangement accounted for approximately 8% and 9% of net sales for the years ended December 31, 2016 and 2015, respectively. The amount financed by dealers which remained outstanding was $33.9 million and $32.4 million as of December 31, 2016 and 2015, respectively.

Critical Accounting Policies

In preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of product warranty and other contingencies; income taxes and share based compensation.

Goodwill and Other Indefinite-Lived Intangible Assets

Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets.

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2016, 2015 and 2014, and found no impairment following the 2016 and 2014 tests. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2016 impairment test date.

After performing the impairment tests for fiscal year 2015, the Company determined that the fair value of the Ottomotores reporting unit was less than its carrying value, resulting in a non-cash goodwill impairment charge of $4.6 million in the fourth quarter of 2015. The fair value was determined using a discounted cash flow analysis, which utilizes key estimates and assumptions as discussed below. Additionally, in the fourth quarter of 2015, the Company’s Board of Directors approved a plan to strategically transition and consolidate certain of the Company’s brands acquired through acquisitions over the past several years to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames, causing the fair value to be less than the carrying value using the relief-from-royalty approach in a discounted cash flow analysis. As such, a $36.1 million non-cash impairment charge was recorded in the fourth quarter of 2015 to write-down the impacted tradenames to net realizable value. See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the impairment charges recorded in 2015.

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

Defined Benefit Pension Obligations

The Company’s pension benefit obligation and related pension expense or income are calculated in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Such rates are evaluated on an annual basis considering factors including market interest rates and historical asset performance. Actuarial valuations for fiscal year 2016 used a discount rate of 4.14% for the salaried pension plan and 4.16% for the hourly pension plan. Our discount rate was selected using a methodology that matches plan cash flows with a selection of “Aa” or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

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

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $0.6 million in contributions to our pension plans in 2017.

Product Warranty Reserves and Other Contingencies

The reserves, if any, for product warranty, product liability, litigation and customer rebates are fact-specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Further information on these reserves are reflected under Notes 2, 9, and 16 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

In assessing the realizability of the deferred tax assets on our balance sheet, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the taxable income in prior carryback years, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Refer to Note 13, “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s income taxes.

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

Foreign Currency

We are exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar, as well as operating businesses in foreign countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. Realized gains and losses on transactions denominated in foreign currency are recorded in earnings as a component of cost of goods sold on the statements of comprehensive income.

The following is a summary of the foreign currency contracts outstanding as of December 31, 2016 (in thousands):

Currency Denomination	Trade Dates			Effective Dates			Notional Amount	Expiration Dates

GBP	9/28/16	–	12/20/16	9/28/16	–	1/9/17	5,850	1/27/17	–	6/28/17
USD	9/26/16	–	12/19/16	9/26/16	–	12/19/16	7,950	1/13/17	–	6/30/17

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2016, we had the following commodity forward contract outstanding (in thousands):

Hedged Item	Trade Date	Effective Date	Notional Amount	Fixed Price (per LB)	Expiration Date

Copper	October 19, 2016	October 20, 2016	$3,502	$2.118	December 31, 2017

For additional information on the Company’s commodity forward contracts, including amounts charged to the statement of comprehensive income during 2016, see Note 4, “Derivative Instruments and Hedging Activity,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest Rates

As of December 31, 2016, all of the outstanding debt under our Term Loan was subject to floating interest rate risk. As of December 31, 2016, we had the following interest rate swap contracts outstanding (in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date

Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7420%	July 1, 2018
Interest rate	October 23, 2013	July 1, 2014	$100,000	1.7370%	July 1, 2018
Interest rate	May 19, 2014	July 1, 2014	$100,000	1.6195%	July 1, 2018

At December 31, 2016, the fair value of these interest rate swaps was a liability of $1.7 million. For additional information on the Company’s interest rate swaps, including amounts charged to the statement of comprehensive income during 2016, see Note 4, “Derivative Instruments and Hedging Activities,” and Note 5, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $6.3 million (or, without the swaps in place, $9.3 million) in 2016. The existence of a 0.75% LIBOR floor provision in our Term Loan limits the impact of a hypothetical 100 basis point change in LIBOR at current December 31, 2016 LIBOR rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheet of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016, in conformity accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheet of Generac Holdings Inc. (the Company) as of December 31, 2015, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generac Holdings Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, WI

February 26, 2016 (except for Note 6, Segment Reporting, and Note 2, New Accounting Pronouncements, as to which the date is February 24, 2017)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

Waukesha, Wisconsin

We have audited the internal control over financial reporting of Generac Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the PR Industrial business ("Pramac"), which was acquired on March 1, 2016 and whose financial statements constitute 22.5% and 11.1% of net and total assets, respectively, 12.6% of revenues, and 0.7% of net income of the total consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Pramac. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and the related consolidated statement of comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2016 of Generac Holdings Inc. and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 24, 2017

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$67,272	$115,857
Accounts receivable, less allowance for doubtful accounts of $5,642 and $2,494 at December 31, 2016 and 2015, respectively	241,857	182,185
Inventories	349,731	325,375
Prepaid expenses and other assets	24,649	8,600
Total current assets	683,509	632,017

Property and equipment, net	212,793	184,213

Customer lists, net	45,312	39,313
Patents, net	48,061	53,772
Other intangible assets, net	2,925	2,768
Tradenames, net	158,874	161,057
Goodwill	704,640	669,719
Deferred income taxes	3,337	34,812
Other assets	2,233	964
Total assets	$1,861,684	$1,778,635

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$31,198	$8,594
Accounts payable	181,519	108,332
Accrued wages and employee benefits	21,189	13,101
Other accrued liabilities	93,068	82,540
Current portion of long-term borrowings and capital lease obligations	14,965	657
Total current liabilities	341,939	213,224

Long-term borrowings and capital lease obligations	1,006,758	1,037,132
Deferred income taxes	17,278	4,950
Other long-term liabilities	61,459	57,458
Total liabilities	1,427,434	1,312,764

Redeemable noncontrolling interest	33,138	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,261,481 and 69,582,669 shares issued at December 31, 2016 and 2015, respectively	702	696
Additional paid-in capital	449,049	443,109
Treasury stock, at cost, 7,564,874 and 3,567,575 shares at December 31, 2016 and 2015, respectively	(262,402)	(111,516)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	456,052	358,173
Accumulated other comprehensive loss	(40,163)	(22,475)
Stockholders’ equity attributable to Generac Holdings Inc.	401,122	465,871
Noncontrolling interests	(10)	–
Total stockholders’ equity	401,112	465,871
Total liabilities and stockholders’ equity	$1,861,684	$1,778,635

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$1,444,453	$1,317,299	$1,460,919
Costs of goods sold	930,347	857,349	944,700
Gross profit	514,106	459,950	516,219

Operating expenses:
Selling and service	164,607	130,242	120,408
Research and development	37,229	32,922	31,494
General and administrative	74,700	52,947	54,795
Amortization of intangibles	32,953	23,591	21,024
Tradename and goodwill impairment	–	40,687	–
Gain on remeasurement of contingent consideration	–	–	(4,877)
Total operating expenses	309,489	280,389	222,844
Income from operations	204,617	179,561	293,375

Other (expense) income:
Interest expense	(44,568)	(42,843)	(47,215)
Investment income	44	123	130
Loss on extinguishment of debt	(574)	(4,795)	(2,084)
Gain (loss) on change in contractual interest rate	(2,957)	(2,381)	16,014
Costs related to acquisition	(1,082)	(1,195)	(396)
Other, net	902	(5,487)	(1,462)
Total other expense, net	(48,235)	(56,578)	(35,013)

Income before provision for income taxes	156,382	122,983	258,362
Provision for income taxes	57,570	45,236	83,749
Net income	98,812	77,747	174,613
Net income attributable to noncontrolling interests	24	-	-
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	$174,613

Net income attributable to common shareholders per common share - basic:	$1.51	$1.14	$2.55
Weighted average common shares outstanding - basic:	64,905,793	68,096,051	68,538,248

Net income attributable to common shareholders per common share - diluted:	$1.50	$1.12	$2.49
Weighted average common shares outstanding - diluted:	65,382,774	69,200,297	70,171,044

Other comprehensive income (loss):
Foreign currency translation adjustment	$(18,545)	$(7,624)	$(3,082)
Net unrealized gain (loss) on derivatives	535	(965)	(1,420)
Pension liability adjustment	322	1,881	(8,850)
Other comprehensive loss	(17,688)	(6,708)	(13,352)
Total comprehensive income	81,124	71,039	161,261
Comprehensive loss attributable to noncontrolling interests	(973)	–	–
Comprehensive income attributable to Generac Holdings Inc.	$82,097	$71,039	$161,261

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
	Common Stock		Additional Paid-In	Treasury Stock		Excess Purchase Price Over Predecessor	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2013	68,767,367	$688	$421,672	(163,458)	$(6,571)	$(202,116)	$105,813	$(2,415)	$317,071	$–	$317,071
Unrealized loss on interest rate swaps, net of tax of $(860)	–	–	–	–	–	–	–	(1,420)	(1,420)	–	(1,420)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(3,082)	(3,082)	–	(3,082)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	354,904	3	(10,378)	–	–	–	–	–	(10,375)	–	(10,375)
Net share settlement of restricted stock awards	–	–	–	(34,854)	(1,770)	–	–	–	(1,770)	–	(1,770)
Excess tax benefits from equity awards	–	–	10,972	–	–	–	–	–	10,972	–	10,972
Share-based compensation	–	–	12,612	–	–	–	–	–	12,612	–	12,612
Dividends declared	–	–	28	–	–	–		–	28	–	28
Pension liability adjustment, net of tax of $(5,658)	–	–	–	–	–	–	–	(8,850)	(8,850)	–	(8,850)
Net income	–	–	–	–	–	–	174,613	–	174,613	–	174,613

Balance at December 31, 2014	69,122,271	$691	$434,906	(198,312)	$(8,341)	$(202,116)	$280,426	$(15,767)	$489,799	$-	$489,799
Unrealized loss on interest rate swaps, net of tax of $(609)	–	–	–	–	–	–	–	(965)	(965)	–	(965)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,624)	(7,624)	–	(7,624)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	460,398	5	(9,626)	–	–	–	–	–	(9,621)	–	(9,621)

Net share settlement of restricted stock awards	–	–	–	(65,763)	(3,233)	–	–	–	(3,233)	–	(3,233)
Stock repurchases	–	–	–	(3,303,500)	(99,942)	–	–	–	(99,942)	–	(99,942)
Excess tax benefits from equity awards	–	–	9,559	–	–	–	–	–	9,559	–	9,559
Share-based compensation	–	–	8,241	–	–	–	–	–	8,241	–	8,241
Dividends declared	–	–	29	–	–	–		–	29	–	29
Pension liability adjustment, net of tax of $1,176	–	–	–	–	–	–	–	1,881	1,881	–	1,881
Net income	–	–	–	–	–	–	77,747	–	77,747	–	77,747

Balance at December 31, 2015	69,582,669	$696	$443,109	(3,567,575)	$(111,516)	$(202,116)	$358,173	$(22,475)	$465,871	$-	$465,871
Acquisition of business	–	–	–	–	–	–	–	–	–	53	53
Unrealized gain on interest rate swaps, net of tax of $341	–	–	–	–	–	–	–	535	535	–	535
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,545)	(18,545)	13	(18,532)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	678,812	6	(11,473)	–	–	–	–	–	(11,467)	–	(11,467)
Net share settlement of restricted stock awards	–	–	–	(28,593)	(949)	–	–	–	(949)	–	(949)
Stock repurchases	–	–	–	(3,968,706)	(149,937)	–	–	–	(149,937)	–	(149,937)
Excess tax benefits from equity awards	–	–	7,920	–	–	–	–	–	7,920	–	7,920
Share-based compensation	–	–	9,493	–	–	–	–	–	9,493	–	9,493
Pension liability adjustment, net of tax of $207	–	–	–	–	–	–	–	322	322	–	322
Redemption value adjustment	–	–	–	–	–	–	(909)	–	(909)	–	(909)
Net income	–	–	–	–	–	–	98,788	–	98,788	(76)	98,712

Balance at December 31, 2016	70,261,481	$702	$449,049	(7,564,874)	$(262,402)	$(202,116)	$456,052	$(40,163)	$401,122	$(10)	$401,112

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014

Operating activities
Net income	$98,812	$77,747	$174,613
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	21,465	16,742	13,706
Amortization of intangible assets	32,953	23,591	21,024
Amortization of original issue discount and deferred financing costs	3,940	5,429	6,615
Tradename and goodwill impairment	–	40,687	–
Loss on extinguishment of debt	574	4,795	2,084
(Gain) loss on change in contractual interest rate	2,957	2,381	(16,014)
Gain on remeasurement of contingent consideration	–	–	(4,877)
Deferred income taxes	39,347	26,955	37,878
Share-based compensation expense	9,493	8,241	12,612
Other	127	540	1,248
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,082)	9,610	(2,988)
Inventories	15,514	9,084	3,508
Other assets	406	5,063	2,456
Accounts payable	32,908	(27,771)	15,269
Accrued wages and employee benefits	5,196	(5,361)	(9,405)
Other accrued liabilities	6,719	445	6,229
Excess tax benefits from equity awards	(7,920)	(9,559)	(10,972)
Net cash provided by operating activities	253,409	188,619	252,986

Investing activities
Proceeds from sale of property and equipment	1,360	105	394
Expenditures for property and equipment	(30,467)	(30,651)	(34,689)
Acquisition of business, net of cash acquired	(61,386)	(73,782)	(61,196)
Deposit paid related to acquisition	(15,329)	–	–
Net cash used in investing activities	(105,822)	(104,328)	(95,491)

Financing activities
Proceeds from short-term borrowings	28,712	26,384	6,550
Proceeds from long-term borrowings	–	100,000	–
Repayments of short-term borrowings	(27,755)	(23,149)	(26,444)
Repayments of long-term borrowings and capital lease obligations	(37,627)	(150,826)	(94,035)
Stock repurchases	(149,937)	(99,942)	–
Payment of debt issuance costs	(4,557)	(2,117)	(4)
Cash dividends paid	(76)	(1,436)	(902)
Taxes paid related to the net share settlement of equity awards	(14,008)	(12,956)	(12,160)
Proceeds from the exercise of stock options	1,623	–	–
Excess tax benefits from equity awards	7,920	9,559	10,972
Net cash used in financing activities	(195,705)	(154,483)	(116,023)

Effect of exchange rate changes on cash and cash equivalents	(467)	(3,712)	(1,858)

Net increase (decrease) in cash and cash equivalents	(48,585)	(73,904)	39,614
Cash and cash equivalents at beginning of period	115,857	189,761	150,147
Cash and cash equivalents at end of period	$67,272	$115,857	$189,761

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$42,456	$39,524	$42,592
Income taxes	8,889	6,087	34,283

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial and industrial markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support our strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our Powering Ahead strategic plan). A summary of these acquisitions include the following:

●

In October 2011, the Company acquired substantially all the assets of Magnum Products (Magnum), a supplier of generator powered light towers and mobile generators for a variety of industrial applications. The Magnum business is a strategic fit for the Company as it provides diversification through the introduction of new engine powered products, distribution channels and end markets.

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

●

In January 2017, the Company acquired Motortech GmbH & affiliates (Motortech), headquartered in Celle, Germany. Motortech is a leading manufacturer of gaseous-engine control systems and accessories, which are sold primarily to European gas-engine manufacturers and to aftermarket customers.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

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

One customer accounted for approximately 9% and 11% of accounts receivable at December 31, 2016 and 2015, respectively. No one customer accounted for greater than 7%, 7% and 8%, of net sales during the years ended December 31, 2016, 2015, or 2014, respectively.

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

Land improvements	15	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	10
Dies and tools	3	–	10
Vehicles	3	–	6
Office equipment and systems	3	–	15
Leasehold improvements	2	–	20

Total depreciation expense was $21,465, $16,742, and $13,706 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2016, 2015 and 2014, and found no impairment following the 2016 and 2014 tests. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2016 impairment test date.

After performing the impairment tests for fiscal year 2015, the Company determined that the fair value of the Ottomotores reporting unit was less than its carrying value, resulting in a non-cash goodwill impairment charge in the fourth quarter of 2015 of $4,611 to write-down the balance of the Ottomotores goodwill. The decrease in fair value of the Ottomotores reporting unit was due to several factors in the second half of 2015: the continued challenges of the Latin American economies, devaluation of the Peso against the U.S. Dollar, the slow development of Mexican energy reform as a result of decreasing oil prices; combining to cause 2015 results to fall short of prior expectations and future forecasts to decrease. The fair value was determined using a discounted cash flow analysis, which utilized key financial assumptions including the sales growth factors discussed above, a 3% terminal growth rate and a 15.7% discount rate.

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

Other than the impairment charges discussed above, the Company found no other impairment when performing the required annual impairment tests for goodwill and other indefinite-lived intangible assets for fiscal year 2015. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Debt Issuance Costs

Debt discounts and direct and incremental costs incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. Approximately $3,939, $5,429, and $6,615 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2016, 2015 and 2014, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization expense for the next five years is as follows: 2017 - $2,516; 2018 - $4,314; 2019 - $4,466; 2020 - $4,420; 2021 - $4,419.

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

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $45,488, $39,258, and $32,352 for the years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $37,229, $32,922, and $31,494 for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency Translation and Transactions

Balance sheet amounts for non-U.S. Dollar functional currency businesses are translated into U.S. Dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as incurred in the consolidated statements of comprehensive income.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $903,673, was approximately $904,780 (Level 2) at December 31, 2016, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, becomes effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. While the Company is continuing to assess all potential impacts the standard may have on its financial statements, it believes that the adoption will not have a significant impact on its revenue related to equipment and parts sales, which represent substantially all of the revenue for the Company. The Company has not yet determined its method of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance is being issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the statement of financial position and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on its results of operations and financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance is a part of the FASB’s initiative to reduce complexity in accounting standards, and includes simplification involving several aspects of the accounting for share-based payment transactions, including excess tax benefits. The guidance should be applied on a modified retrospective basis and is effective for the Company in 2017, with early adoption permitted. While the Company is still currently assessing all impacts of the guidance, the primary impact of adoption will be the recognition of excess tax benefits within the provision for income taxes on the statement of comprehensive income rather than within additional paid-in capital on the balance sheet. Additionally, this change will result in excess tax benefits from stock compensation to be reflected in net cash from operating activities on the statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance is being issued to decrease diversity in practice for how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance should be applied on a retrospective basis and is effective for the Company in 2018, with early adoption permitted. The Company does not believe that this guidance will have a significant impact on its presentation of the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance is being issued to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under the new guidance, the recognition of a goodwill impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance should be applied on a prospective basis and is effective for the Company in 2020. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact the adoption will have on its results of operations and financial position.

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As a result, the Company adjusted the impacted line items in the December 31, 2015 consolidated balance sheet to conform to the current period’s presentation; decreasing both the Deferred financing costs, net and Long-term borrowings and capital lease obligations line items by $12,965. Also in the first quarter of 2016, the Company adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. As a result, the Company adjusted the impacted line items in the December 31, 2015 consolidated balance sheet to conform to the current period’s presentation; decreasing the Deferred income taxes line item within current assets by $29,355, increasing the Deferred income taxes line item within noncurrent assets by $28,139, and decreasing the Deferred income taxes line within noncurrent liabilities by $1,216.

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

The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the consolidated balance sheet, as the noncontrolling interest holder has within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder has a put option to sell their interests to the Company any time within five years from the date of acquisition. The put option price is either (i) a fixed amount if voluntarily exercised within the first two years after the acquisition, or (ii) based on a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company holds a call option that it may redeem commencing five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition. Both the put and call option only provide for the complete transfer of the noncontrolling interest, with no partial transfers of interest permitted.

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive net income (loss), or the estimated redemption value, with any adjustment to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 12, "Earnings Per Share," to the consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

Year Ended
December 31, 2016
Beginning Balance - January 1	$-
Noncontrolling interest of Pramac	34,253
Net income	100
Foreign currency translation	(2,124)
Redemption value adjustment	909
Ending Balance - December 31	$33,138

The Company recorded a preliminary purchase price allocation during the first quarter of 2016, which was updated in the fourth quarter of 2016, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation as of the balance sheet date was as follows:

March 1, 2016
Accounts receivable	$51,289
Inventories	39,889
Property and equipment	19,138
Intangible assets	34,471
Goodwill	46,202
Other assets	7,698
Total assets acquired	198,687

Short-term borrowings	21,105
Accounts payable	40,270
Long-term debt and capital lease obligations (including current portion)	18,599
Other liabilities	23,521
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$60,886

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Pramac from the date of acquisition through December 31, 2016.

Acquisition of CHP

On August 1, 2015, the Company acquired CHP for a purchase price, net of cash acquired, of $74,570. Headquartered in Vergennes, Vermont, CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, with sales primarily in North America. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the third quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,726 of intangible assets, including approximately $30,076 of goodwill, as of the acquisition date. The purchase price allocation was finalized in the fourth quarter of 2015, resulting in a $6,552 decrease to total intangible assets, including an increase of $6,208 in goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of debt along with this acquisition. The accompanying consolidated financial statements include the results of CHP from the date of acquisition through December 31, 2016.

Acquisition of MAC

On October 1, 2014, the Company acquired MAC for a purchase price, net of cash acquired, of $53,747. MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters within the United States and Canada. The acquisition was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2014 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $49,378 of intangible assets, including approximately $25,898 of goodwill, as of the acquisition date. The purchase price allocation was finalized during the third quarter of 2015, resulting in a $4,229 decrease to total intangible assets, including an increase of $2,481 to goodwill. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of MAC from the date of acquisition through December 31, 2016.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to these acquisitions as though the transactions had occurred on January 1, 2014:

	Year Ended December 31,
	2016	2015	2014
Net Sales:
As reported	$1,444,453	$1,317,299	$1,460,919
Pro forma	1,473,799	1,556,459	1,776,843

Net income attributable to Generac Holdings Inc.:
As reported	$98,788	$77,747	$174,613
Pro forma	100,907	78,618	174,926

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$1.50	$1.12	$2.49
Pro forma	1.53	1.14	2.49

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2014.

4.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At both December 31, 2016 and 2015, the Company had one commodity contract outstanding, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net gains (losses) recognized were $739, $(1,909) and $(629) for the years ended December 31, 2016, 2015, and 2014, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2016 and 2015, the Company had thirty-eight and six foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net losses recognized for the years ended December 31, 2016, 2015 and 2014 were $385, $624 and $149, respectively.

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

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2016	December 31, 2015
Commodity contracts	$623	$(400)
Foreign currency contracts	(150)	(171)
Interest rate swaps	(1,739)	(2,618)

The fair value of the commodity contract is included in other assets, the fair value of the foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the consolidated balance sheet as of December 31, 2016. The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the consolidated balance sheet as of December 31, 2015. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2016 and 2015 is a liability of $1,295 and $3,248, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of gains (losses) recognized in AOCL in the consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014 were $535, $(965) and $(1,420), respectively. The amount of gains (losses) recognized in cost of goods sold in the consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014 were $354, $(2,533) and $(778), respectively.

5.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2016 and 2015, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)	$(22,475)
Other comprehensive income (loss) before reclassifications	(18,545)	(273)	535	(18,283)
Amounts reclassified from AOCL	-	595	-	595
Net current-period other comprehensive income (loss)	(18,545)	322	535	(17,688)
Ending Balance – December 31, 2016	$(28,047)	$(11,040)	$(1,076)	$(40,163)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges	Total

Beginning Balance – January 1, 2015	$(1,878)	$(13,243)	$(646)	$(15,767)
Other comprehensive income (loss) before reclassifications	(7,624)	1,105	(965)	(7,484)
Amounts reclassified from AOCL	-	776	-	776
Net current-period other comprehensive income (loss)	(7,624)	1,881	(965)	(6,708)
Ending Balance – December 31, 2015	$(9,502)	$(11,362)	$(1,611)	$(22,475)

(1)

Represents unrecognized actuarial losses of $(412), net of tax benefit of $139, included in the computation of net periodic pension cost for the year ended December 31, 2016. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)	Represents unrealized gains of $876, net of tax effect of $(341) for the year ended December 31, 2016.
(3)

Represents actuarial losses of $941, net of tax effect of $(346), amortized to net periodic pension cost for the year ended December 31, 2016. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(4)

Represents unrecognized actuarial gains of $1,829, net of tax effect of $(724), included in the computation of net periodic pension cost for the year ended December 31, 2015. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(5)	Represents unrealized losses of $(1,574), net of tax benefit of $609 for the year ended December 31, 2015.
(6)

Represents actuarial losses of $1,228, net of tax effect of $(452), amortized to net periodic pension cost for the year ended December 31, 2015. See Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

6.	Segment Reporting

Effective in the second quarter of 2016, the Company changed its segment reporting from one reportable segment to two reportable segments – Domestic and International – as a result of the recent Pramac acquisition and the ongoing strategy to expand the business internationally. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light and Pramac acquisitions, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. All segment information has been retrospectively applied to all periods presented to reflect the new reportable segment structure.

	Net Sales
	Year Ended December 31,
Reportable Segments	2016	2015	2014
Domestic	$1,173,559	$1,204,589	$1,343,367
International	270,894	112,710	117,552
Total	$1,444,453	$1,317,299	$1,460,919

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

	Net Sales
	Year Ended December 31,
Product Classes	2016	2015	2014
Residential products	$772,436	$673,764	$722,206
Commercial & industrial products	557,532	548,440	652,216
Other	114,485	95,095	86,497
Total	$1,444,453	$1,317,299	$1,460,919

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2016	2015	2014
Domestic	$261,428	$254,882	$322,769
International	16,959	15,934	14,514
Total adjusted EBITDA	$278,387	$270,816	$337,283

Interest expense	(44,568)	(42,843)	(47,215)
Depreciation and amortization	(54,418)	(40,333)	(34,730)
Non-cash write-down and other adjustments (1)	(357)	(3,892)	3,853
Non-cash share-based compensation expense (2)	(9,493)	(8,241)	(12,612)
Tradename and goodwill impairment (3)	-	(40,687)	-
Loss on extinguishment of debt (4)	(574)	(4,795)	(2,084)
Gain (loss) on change in contractual interest rate (5)	(2,957)	(2,381)	16,014
Transaction costs and credit facility fees (6)	(2,442)	(2,249)	(1,851)
Business optimization expenses (7)	(7,316)	(1,947)	-
Other	120	(465)	(296)
Income before provision for income taxes	$156,382	$122,983	$258,362

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents the 2015 impairment of certain tradenames due to a change in brand strategy to transition and consolidate various brands to the Generac® tradename ($36,076) and the impairment of goodwill related to the Ottomotores reporting unit ($4,611).

(4)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.
(5)

For the year ended December 31, 2016, represents a non-cash loss in the third quarter 2016 relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times and expected to remain above 3.0 based on current projections. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective third quarter 2015 and expected to remain above 3.0 times based on projections at the time. For the year ended December 31, 2014 represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times effective second quarter 2014 and expected to remain below 3.0 times based on projections at the time.

(6)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(7)	Represents charges relating to business optimization and restructuring costs.

The following tables summarize additional financial information by reportable segment:

	Assets
	Year Ended December 31,
	2016	2015	2014
Domestic	$1,521,665	$1,605,043	$1,672,336
International	340,019	173,592	192,083
Total	$1,861,684	$1,778,635	$1,864,419

	Depreciation and Amortization
	Year Ended December 31,
	2016	2015	2014
Domestic	$42,346	$35,327	$29,410
International	12,072	5,006	5,320
Total	$54,418	$40,333	$34,730

	Capital Expenditures
	Year Ended December 31,
	2016	2015	2014
Domestic	$26,936	$29,368	$33,976
International	3,531	1,283	713
Total	$30,467	$30,651	$34,689

The Company’s sales in the United States represent approximately 77%, 85%, and 84% of total sales for the years ended December 31, 2016, 2015 and 2014, respectively. Approximately 87% and 93% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2016 and 2015, respectively.

7.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2016	2015

Raw material	$218,911	$179,769
Work-in-process	2,950	2,567
Finished goods	127,870	143,039
Total	$349,731	$325,375

As of December 31, 2016 and 2015, inventories totaling $10,598 and $11,253, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2016	2015

Land and improvements	$12,079	$8,553
Buildings and improvements	122,747	104,774
Machinery and equipment	81,687	72,280
Dies and tools	23,269	20,066
Vehicles	1,474	1,244
Office equipment and systems	66,929	29,395
Leasehold improvements	2,319	3,338
Construction in progress	8,654	30,482
Gross property and equipment	319,158	270,132
Accumulated depreciation	(106,365)	(85,919)
Total	$212,793	$184,213

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 are as follows:

	Domestic	International	Total
Balance at December 31, 2014	$582,686	$52,879	$635,565
Acquisitions of businesses, net	38,765	-	38,765
Impairment	-	(4,611)	(4,611)
Balance at December 31, 2015	621,451	48,268	669,719
Acquisitions of businesses, net	-	46,202	46,202
Foreign currency translation	-	(11,281)	(11,281)
Balance at December 31, 2016	$621,451	$83,189	$704,640

The details of the gross goodwill allocated to each reportable segment at December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,124,644	$(503,193)	$621,451	$1,124,644	$(503,193)	$621,451
International	87,800	(4,611)	83,189	52,879	(4,611)	48,268
Total	$1,212,444	$(507,804)	$704,640	$1,177,523	$(507,804)	$669,719

See Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions and Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 goodwill impairment charge.

The following table summarizes intangible assets by major category as of December 31, 2016 and 2015:

	Weighted Average	December 31, 2016			December 31, 2015
	Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	8	$50,742	$(20,189)	$30,553	$43,252	$(10,516)	$32,736
Customer lists	9	333,935	(288,623)	45,312	314,600	(275,287)	39,313
Patents	14	130,099	(82,038)	48,061	126,491	(72,719)	53,772
Unpatented technology	15	13,169	(11,771)	1,398	13,169	(11,628)	1,541
Software	-	1,046	(1,046)	-	1,046	(1,042)	4
Non-compete/other	7	2,513	(986)	1,527	1,731	(508)	1,223
Total finite-lived intangible assets		$531,504	$(404,653)	$126,851	$500,289	$(371,700)	$128,589
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$659,825	$(404,653)	$255,172	$628,610	$(371,700)	$256,910

See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 brand strategy change and resulting tradename impairment charge, which was netted against the gross intangible asset balance at December 31, 2015.

Amortization of intangible assets was $32,953, $23,591 and $21,024 in 2016, 2015 and 2014, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2017 - $27,856; 2018 - $19,511; 2019 - $17,816; 2020 - $17,743; 2021 - $15,958.

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to our extended warranty coverage:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$30,197	$30,909	$33,734
Product warranty reserve assumed in acquisition	840	351	360
Payments	(18,691)	(21,686)	(20,975)
Provision for warranty issued	19,148	20,823	22,890
Changes in estimates for pre-existing warranties	201	(200)	(5,100)
Balance at end of period	$31,695	$30,197	$30,909

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$28,961	$27,193	$23,092
Deferred revenue contracts assumed in acquisition	-	291	-
Deferred revenue contracts issued	7,733	5,978	7,343
Amortization of deferred revenue contracts	(5,614)	(4,501)	(3,242)
Balance at end of period	$31,080	$28,961	$27,193

Product warranty obligations and warranty related deferred revenues are included in the balance sheets as follows:

	December 31,
	2016	2015
Product warranty liability
Current portion - other accrued liabilities	$20,763	$21,726
Long-term portion - other long-term liabilities	10,932	8,471
Total	$31,695	$30,197

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$6,728	$6,026
Long-term portion - other long-term liabilities	24,352	22,935
Total	$31,080	$28,961

10.	Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2016	2015
ABL facility	$-	$-
Other lines of credit	31,198	8,594
Total	$31,198	$8,594

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2016	2015
Term loan	$929,000	$954,000
Original issue discount and deferred financing costs	(26,677)	(29,905)
ABL facility	100,000	100,000
Capital lease obligation	4,647	1,694
Other	14,753	12,000
Total	1,021,723	1,037,789
Less: current portion of debt	14,399	500
Less: current portion of capital lease obligation	566	157
Total	$1,006,758	$1,037,132

Maturities of long-term borrowings outstanding at December 31, 2016, are as follows:

2017	$14,965
2018	745
2019	639
2020	100,547
After 2020	931,504
Total	$1,048,400

The Company’s credit agreements provided for a $1,200,000 term loan B credit facility (Term Loan) and include a $300,000 uncommitted incremental term loan facility. In November 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Company’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period.

Because the Company’s net debt leverage ratio was below 3.00 to 1.00 on April 1, 2014, it realized a 25 basis point reduction in borrowing costs in the second quarter of 2014. As a result, the Company recorded a cumulative catch-up gain of $16,014 in the second quarter of 2014, which represents the total cash interest savings over the remaining term of the loan, as the Company projected the net debt leverage ratio to remain below 3.00 to 1.00 using current forecasts at that time. The gain was recorded as original issue discount on long-term borrowings in the consolidated balance sheets and as a gain on change in contractual interest rate in the consolidated statements of comprehensive income.

Because the Company’s net debt leverage ratio was above 3.00 to 1.00 on July 1, 2015, it realized a 25 basis point increase in borrowing costs in the third quarter of 2015. As a result, the Company recorded a cumulative catch-up loss of $2,381 in the third quarter of 2015, which represents the additional cash interest expected to be paid while the net debt leverage ratio is expected to be above 3.00 to 1.00 using current forecasts at that time. The loss was recorded against original issue discount on long-term borrowings in the consolidated balance sheets and as a loss on change in contractual interest rate in the consolidated statements of comprehensive income.

As the Company’s net debt leverage ratio continued to be above 3.00 to 1.00 on July 1, 2016, the Company recorded a cumulative catch-up loss of $2,957 in the third quarter of 2016, which represents the additional cash interest expected to be paid while the net debt leverage ratio is expected to be above 3.00 to 1.00 using current forecasts at that time. The loss was recorded against original issue discount on long-term borrowings in the consolidated balance sheets and as a loss on change in contractual interest rate in the consolidated statements of comprehensive income. The Company’s net debt leverage ratio as of December 31, 2016 was above 3.00 to 1.00.

In May 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as original issue discount on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015.

In November 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $4,242 of fees paid to creditors as original issue discount on long-term borrowings and expensed $315 of transaction fees in the fourth quarter of 2016. As of December 31, 2016, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

In May 2015, the Company amended its ABL Facility. The amendment (i) increased the ABL Facility from $150,000 to $250,000 (Amended ABL Facility), (ii) extended the maturity date from May 31, 2018 to May 29, 2020, (iii) increased the uncommitted incremental facility from $50,000 to $100,000, (iv) reduced the interest rate spread by 50 basis points and (v) reduced the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $540 of new debt issuance costs in 2015.

In May 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of December 31, 2016, there was $100,000 outstanding under the Amended ABL Facility, leaving $145,593 of availability, net of outstanding letters of credit.

In April, September and December 2014, the Company made voluntary prepayments of the Term Loan of $12,000, $50,000 and $25,000, respectively, with available cash on hand that was applied to future principal amortizations and the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $2,084 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2014 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

In March and May 2015, the Company made voluntary prepayments of the Term Loan of $50,000 and $100,000, respectively, which were applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $4,795 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2015 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

In November 2016, the Company made a voluntary prepayment of the Term Loan of $25,000, which will be applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayment, the Company wrote off $574 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2016 as a loss on extinguishment of debt in the consolidated statement of comprehensive income.

As of December 31, 2016 and December 31, 2015, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $31,198 and $8,594, respectively.

11.	Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program. Under the program, the Company may repurchase up to $200,000 of its common stock over the following 24 months, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The Company completed the program in the third quarter of 2016.

In October 2016, the Company’s Board of Directors approved a $250,000 stock repurchase program. Under the program, the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. For the year ended December 31, 2016, the Company repurchased 3,968,706 shares of its common stock for $149,937. Since the inception of the programs, the Company has repurchased 7,272,206 shares of its common stock for $249,879, all funded with cash on hand.

12.	Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as their related income tax benefits. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Numerator
Net income attributable to Generac Holdings Inc.	$98,788	$77,747	$174,613
Redeemable noncontrolling interest redemption value adjustment	(909)	-	-
Net income attributable to common shareholders	$97,879	$77,747	$174,613

Denominator
Weighted average shares, basic	64,905,793	68,096,051	68,538,248
Dilutive effect of stock compensation awards (1)	476,981	1,104,246	1,632,796
Diluted shares	65,382,774	69,200,297	70,171,044

Net income attributable to common shareholders per share
Basic	$1.51	$1.14	$2.55
Diluted	$1.50	$1.12	$2.49

(1) Excludes approximately 15,800, 161,400 and 81,600 stock options for the years ended December 31, 2016, 2015 and 2014, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 1,000 shares of restricted stock for the year ended December 31, 2015, as the impact of such awards was anti-dilutive.

13.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$11,717	$13,614	$38,161
State	2,047	1,966	1,645
Foreign	4,460	3,588	5,701
	18,224	19,168	45,507
Deferred:
Federal	41,264	31,869	42,474
State	3,029	1,387	(3,134)
Foreign	(5,585)	(7,326)	(1,462)
	38,708	25,930	37,878
Change in valuation allowance	638	138	364
Provision for income taxes	$57,570	$45,236	$83,749

As of December 31, 2016, due to the carryforward of net operating losses, and research and development credits, the Company is open to U.S. federal and state income tax examinations for the tax years 2006 through 2015. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2011 through 2015. During 2015, the Internal Revenue Service completed field work on income tax audits for the 2012 and 2013 tax years. A final audit report was issued and resulted in no change to the Company’s provision for income taxes.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$22,758	$18,982
Deferred revenue	10,645	9,389
Inventories	10,159	9,772
Pension obligations	7,512	7,684
Stock-based compensation	7,291	7,974
Operating loss and credit carryforwards	20,927	15,677
Other	2,822	2,842
Valuation allowance	(4,362)	(1,523)
Total deferred tax assets	77,752	70,797

Deferred tax liabilitites:
Goodwill and intangible assets	58,133	12,455
Depreciation	25,194	19,507
Debt refinancing costs	7,193	7,732
Prepaid expenses	1,173	1,241
Total deferred tax liabilities	91,693	40,935

Net deferred tax assets (liabilities)	$(13,941)	$29,862

As of December 31, 2016 and 2015, deferred tax assets of $3,337 and $34,812, and deferred tax liabilities of $17,278 and $4,950, respectively, were reflected on the consolidated balance sheets.

The Company had approximately $592,000 of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2016 related to our acquisition by CCMP in 2006 that is expected to generate aggregate cash tax savings of approximately $231,000 through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be approximately $122,000 annually through 2020 and approximately $102,000 in 2021, which generates annual cash tax savings of approximately $48,000 through 2020 and approximately $40,000 in 2021, assuming profitability and a 39% tax rate.

Generac Brazil, acquired as part of the Ottomotores acquisition, has generated net operating losses for multiple years as part of the start-up of the business. The realizability of the deferred tax assets associated with these net operating losses is uncertain so a valuation allowance was recorded in the opening balance sheet as of December 8, 2012 and continued through December 31, 2016.

In addition, the Company recorded a valuation allowance in the opening balance sheet and as of December 31, 2016 related to the Pramac acquisition. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards, of Pramac subsidiaries, for which utilization is uncertain.

At December 31, 2016, the Company had state research and development credits, and state manufacturing credit carryforwards of approximately $17,498 and $3,736, respectively, which expire between 2017 and 2031.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2016	2015
Unrecognized tax benefit, beginning of period	$7,239	$6,394
Increase in unrecognized tax benefit for positions taken in current period	704	845
Unrecognized tax benefit, end of period	$7,943	$7,239

The unrecognized tax benefit as of December 31, 2016 and 2015, if recognized, would impact the effective tax rate.

Interest and penalties are recorded as a component of income tax expense. As of December 31, 2016, 2015 and 2014, total interest of approximately $272, $174 and $86, respectively, and penalties of approximately $425, $363 and $263, respectively, associated with net unrecognized tax benefits are included in the Company’s consolidated balance sheets.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2017.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not provided for additional U.S. income taxes on approximately $7,551 of undistributed earnings of consolidated non-U.S. subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	4.1	4.1	3.1
Research and development credits	(1.0)	(2.3)	(5.0)
Other	(1.3)	-	(0.7)
Effective tax rate	36.8%	36.8%	32.4%

14.	Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. Certain plans are partially or fully self-funded plans under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $15,019, $14,352, and $11,701 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains defined-contribution 401(k) savings plans for eligible domestic employees. Under the plans, employees may defer receipt of a portion of their eligible compensation. The Company amended the 401(k) savings plans effective January 1, 2009, to add Company matching and non-elective contributions. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008. Both Company matching contributions and non-elective contributions are subject to vesting. Forfeitures may be applied against plan expenses and company contributions. The Company recognized $3,400, $3,000 and $3,400 of expense related to this plan in 2016, 2015 and 2014, respectively.

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

The Company uses a December 31 measurement date for the Pension Plans. The table that includes the accumulated benefit obligation and reconciliation of the changes in projected benefit obligation, changes in plan assets and the funded status of the Pension Plans is as follows:

	Year Ended December 31,
	2016	2015

Accumulated benefit obligation at end of period	$65,956	$63,894

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$63,894	$68,376
Interest cost	2,747	2,681
Net actuarial loss (gain)	1,363	(5,254)
Benefits paid	(2,048)	(1,909)
Projected benefit obligation at end of period	$65,956	$63,894

Change in plan assets
Fair value of plan assets at beginning of period	$43,985	$45,452
Actual return (loss) on plan assets	3,820	(384)
Company contributions	731	826
Benefits paid	(2,048)	(1,909)
Fair value of plan assets at end of period	$46,488	$43,985

Funded status: accrued pension liability included in other long-term liabilities	$(19,468)	$(19,909)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss, net of tax	$(11,040)	$(11,362)

The actuarial loss for the Pension Plans that was amortized from AOCL into net periodic (benefit) cost during 2016 is $941. The amount in AOCL as of December 31, 2016 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $883.

The components of net periodic pension (benefit) cost are as follows:

	Year Ended December 31,
	2016	2015	2014
Interest cost	$2,747	$2,681	$2,591
Expected return on plan assets	(2,868)	(3,041)	(2,933)
Amortization of net loss	941	1,228	106
Net periodic pension (benefit) cost	$820	$868	$(236)

Weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2016	2015
Discount rate – salaried pension plan	4.14%	4.36%
Discount rate – hourly pension plan	4.16%	4.39%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension (benefit) cost are as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.39%	3.99%	5.01%
Expected long-term rate of return on plan assets	6.62%	6.75%	6.88%
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

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

The Pension Plans’ weighted-average asset allocation at December 31, 2016 and 2015, by asset category, is as follows:

		December 31, 2016		December 31, 2015
Asset Category	Target	Dollars	%	Dollars	%
Fixed Income	20%	$7,812	17%	$8,571	19%
Domestic equity	49%	19,615	42%	20,479	47%
International equity	21%	13,466	29%	9,687	22%
Real estate	10%	5,595	12%	5,248	12%
Total	100%	$46,488	100%	$43,985	100%

The fair values of the Pension Plans’ assets at December 31, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$37,860	$37,860	$–	$–
Other investments	8,628	–	–	8,628
Total	$46,488	$37,860	$–	$8,628

The fair values of the Pension Plan's assets at December 31, 2015 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable I nputs (Level 3)
Mutual funds	$40,310	$40,310	$–	$–
Other investments	3,675	–	–	3,675
Total	$43,985	$40,310	$–	$3,675

A reconciliation of beginning and ending balances for Level 3 assets for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$3,675	$3,185
Purchases	4,400	408
Realized gains	553	82
Balance at end of period	$8,628	$3,675

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

The Company expects to make estimated contributions of $568 to the Pension Plans in 2017.

The following benefit payments are expected to be paid from the Pension Plans:

2017	$2,258
2018	2,354
2019	2,430
2020	2,556
2021	2,692
2022 – 2026	16,021

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

The Company adopted an equity incentive plan (Plan) on February 10, 2010 in connection with its initial public offering. The Plan, as amended, allows for granting of up to 9.1 million stock-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards. Total share-based compensation expense related to the Plan was $9,493, $8,241 and $12,612 for the years ended December 31, 2016, 2015 and 2014, respectively, net of estimated forfeitures, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2016 have an exercise price between $33.23 per share and $35.37 per share; stock options granted in 2015 have an exercise price between $28.36 per share and $49.70 per share, and the stock options granted in 2014 have an exercise price between $42.20 per share and $59.01 per share.

Stock options issued in 2012 - 2016 vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant. Stock options issued in 2011 and 2010 vest in equal installments over five years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 473,743, 272,296 and 235,644 in 2016, 2015 and 2014, respectively, and were based on the value of the stock on the exercise dates as determined based upon an average of the Company’s high and low stock sales price on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. Total payments for the employees' tax obligations to the taxing authorities were $13,056, $9,768 and $10,411 in 2016, 2015 and 2014, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is retained by the Company, with the remaining cash being transferred to the employee. Total proceeds from the cashless for cash exercise of stock options were $1,623 in 2016, and are reflected as a financing activity in the consolidated statement of cash flows.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Weighted average grant date fair value	$13.77	$19.07	$26.35

Assumptions:
Expected stock price volatility	41%	41%	45%
Risk free interest rate	1.31%	1.72%	1.90%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the years ended December 31, 2016, 2015 and 2014.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2013	2,937,301	$5.74	9.5	$148,369
Granted	187,189	57.21
Exercised	(549,282)	3.44
Expired	(259)	15.94
Forfeited	(32,810)	12.68
Outstanding as of December 31, 2014	2,542,139	9.94	8.5	$96,518

Granted	287,165	45.18
Exercised	(604,088)	3.79
Expired	(6,409)	50.11
Forfeited	(90,793)	37.27
Outstanding as of December 31, 2015	2,128,014	15.15	7.7	$40,271

Granted	398,313	33.24
Exercised	(995,469)	2.89
Forfeited	(47,894)	37.41
Outstanding as of December 31, 2016	1,482,964	27.49	7.5	$23,840

Exercisable as of December 31, 2016	787,654	17.64	6.7	$19,897

As of December 31, 2016, there was $8,051 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.7 years. Total share-based compensation cost related to the stock options for 2016, 2015 and 2014 was $4,366, $4,198 and $8,509, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards issued in 2012 and after, vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, which were awarded in the years 2014 through 2016. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of revenue growth and EBITDA margin, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2014 awards covers the years 2014 through 2016, the performance period for the 2015 awards covers the years 2015 through 2017, and the performance period for the 2016 awards covers the years 2016 through 2018. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and then pays those taxes on behalf of the employee. In effect, the Company repurchases these shares and classifies as treasury stock, and pays the cash to the taxing authorities on behalf of the employees to satisfy the tax withholding requirements. Total shares withheld were 28,593, 65,763 and 34,854 in 2016, 2015 and 2014, respectively, and were based on the value of the stock on the vesting dates as determined based upon an average of the Company’s high and low stock sales price on the vesting dates. Total payments for the employees’ tax obligations to the taxing authorities were $952, $3,233 and $1,770 in 2016, 2015 and 2014, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value

Non-vested as of December 31, 2013	304,406	$29.68
Granted	115,473	54.35
Vested	(105,123)	28.31
Forfeited	(47,472)	42.31
Non-vested as of December 31, 2014	267,284	38.72

Granted	193,117	41.31
Vested	(183,362)	32.56
Forfeited	(33,999)	47.77
Non-vested as of December 31, 2015	243,040	44.16

Granted	232,295	33.56
Vested	(95,858)	41.93
Forfeited	(18,074)	38.30
Non-vested as of December 31, 2016	361,403	38.18

As of December 31, 2016, there was $7,192 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.9 years. Total share-based compensation cost related to the restricted stock for 2016, 2015 and 2014 was $5,127, $4,043 and $4,103, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2016, 2015 and 2014, 19,326, 16,260 and 8,869 shares, respectively, of fully vested stock were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board. Total compensation cost for these share grants in 2016, 2015 and 2014 was $670, $615 and $509, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

16.	Commitments and Contingencies

The Company leases certain manufacturing and office facilities, machinery and computer equipment, automobiles and warehouse space under operating leases. The approximate aggregate minimum rental commitments at December 31, 2016, are as follows:

2017	$7,922
2018	7,314
2019	6,368
2020	5,559
2021	3,946
After 2021	5,730
Total	$36,839

Total rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $9,146, $4,796, and $4,102, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2016 and 2015 was approximately $33,900 and $32,400, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.	Quarterly Financial Information (Unaudited)

	Quarters Ended 2016
	Q1	Q2	Q3	Q4
Net sales	$286,535	$367,376	$373,121	$417,421
Gross profit	98,060	124,147	137,772	154,127
Operating income	26,964	44,082	56,340	77,231
Net income attributable to Generac Holdings Inc.	10,208	20,888	26,183	41,509
Net income attributable to common shareholders per common share - basic:	$0.15	$0.32	$0.41	$0.64
Net income attributable to common shareholders per common share - diluted:	$0.15	$0.31	$0.40	$0.64

	Quarters Ended 2015
	Q1	Q2	Q3	Q4
Net sales	$311,818	$288,360	$359,291	$357,830
Gross profit	102,603	95,897	130,326	131,124
Operating income	44,911	39,467	67,867	27,316
Net income attributable to Generac Holdings Inc.	19,685	14,844	34,036	9,182
Net income attributable to common shareholders per common share - basic:	$0.29	$0.22	$0.50	$0.14
Net income attributable to common shareholders per common share - diluted:	$0.28	$0.21	$0.49	$0.14

18.	Valuation and Qualifying Accounts

For the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$2,494	$1,654	$(1,110)	$2,604	$5,642
Reserves for inventory	10,582	5,359	(5,357)	2,447	13,031
Valuation of deferred tax assets	1,523	638	–	2,201	4,362

Year ended December 31, 2015
Allowance for doubtful accounts	$2,275	$481	$(325)	$63	$2,494
Reserves for inventory	9,387	3,739	(3,158)	614	10,582
Valuation of deferred tax assets	1,385	138	–	–	1,523

Year ended December 31, 2014
Allowance for doubtful accounts	$2,658	$672	$(1,264)	$209	$2,275
Reserves for inventory	6,558	2,797	(2,250)	2,282	9,387
Valuation of deferred tax assets	1,021	364	–	–	1,385

(1)

Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

19.	Subsequent Events

On January 1, 2017, the Company acquired Motortech GmbH and its affiliates (Motortech), headquartered in Celle, Germany. Motortech is a leading manufacturer of gaseous-engine control systems and accessories, which are sold primarily to European gas-engine manufacturers and to aftermarket customers. Motortech employs over 250 people at its German headquarters, manufacturing plant in Poland, and sales offices located in the United States and China. Prior to December 31, 2016, a cash deposit of $15,329 was paid, which is recorded in other current assets on the consolidated balance sheet as of December 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2016, the Company dismissed Ernst & Young LLP as its independent registered public accounting firm, and appointed Deloitte & Touche LLP as its new independent registered public accounting firm. See the Company's 8-K filed as of April 20, 2016 for full disclosures related to the change in accountants.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016. In conducting this assessment, our management excluded the Pramac business, which was acquired on March 1, 2016 and whose financial statements constitute 22.5% and 11.1% of net and total assets, respectively, 12.6% of revenues, and 0.7% of net income of the total consolidated financial statement amounts as of and for the year ended December 31, 2016.

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

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2016. Its report appears in the consolidated financial statements included in this Annual Report on Form 10-K on page 40.

Changes in Internal Control Over Financial Reporting

Other than the assessment of controls for the ERP system implementation and Pramac acquisition noted above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

Dated: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 24, 2017
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 24, 2017
York A. Ragen	Chief Accounting Officer

/s/ Todd A. Adams	Lead Director	February 24, 2017
Todd A. Adams

/s/ John D. Bowlin	Director	February 24, 2017
John D. Bowlin

/s/ Robert D. Dixon	Director	February 24, 2017
Robert D. Dixon

/s/ Andrew G. Lampereur	Director	February 24, 2017
Andrew G. Lampereur

/s/ Bennett Morgan	Director	February 24, 2017
Bennett Morgan

/s/ David A. Ramon	Director	February 24, 2017
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 24, 2017
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 24, 2017
Dominick Zarcone

EXHIBIT INDEX

Exhibits Number	Description

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

10.10

Replacement Term Loan Amendment dated as of November 2, 2016 to the Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, and as amended by the First Amendment dated as of May 18, 2015, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein.

10.11+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.12+

Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

10.13+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.14+

Amended and Restated Employment Agreement, dated November 5, 2015, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015).

10.15+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.16

Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.17+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.18+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.19+	Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.20+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.21+	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

Exhibits Number	Description

10.22	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.23	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.24+	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2014).

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 24, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (v) Notes to Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.
+Indicates management contract or compensatory plan or arrangement.