Form 10-Q
period 2017-03-31
GENERAC HOLDINGS INC.
filed 2017-05-05
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 28, 2017, there were 62,834,653 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$57,494	$67,272
Accounts receivable, less allowance for doubtful accounts	223,031	241,857
Inventories	390,908	349,731
Prepaid expenses and other assets	9,261	24,649
Total current assets	680,694	683,509

Property and equipment, net	215,390	212,793

Customer lists, net	46,126	45,312
Patents, net	46,790	48,061
Other intangible assets, net	2,851	2,925
Tradenames, net	159,252	158,874
Goodwill	710,090	704,640
Deferred income taxes	3,915	3,337
Other assets	2,157	2,233
Total assets	$1,867,265	$1,861,684

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$28,078	$31,198
Accounts payable	159,448	181,519
Accrued wages and employee benefits	22,006	21,189
Other accrued liabilities	91,853	93,068
Current portion of long-term borrowings and capital lease obligations	14,515	14,965
Total current liabilities	315,900	341,939

Long-term borrowings and capital lease obligations	1,007,898	1,006,758
Deferred income taxes	27,376	17,278
Other long-term liabilities	62,129	61,459
Total liabilities	1,413,303	1,427,434

Redeemable noncontrolling interest	33,566	33,138

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,433,347 and 70,261,481shares issued at March 31, 2017 and December 31, 2016, respectively	705	702
Additional paid-in capital	452,129	449,049
Treasury stock, at cost	(263,636)	(262,402)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	469,508	456,052
Accumulated other comprehensive loss	(36,123)	(40,163)
Stockholders’ equity attributable to Generac Holdings Inc.	420,467	401,122
Noncontrolling interests	(71)	(10)
Total stockholders’ equity	420,396	401,112
Total liabilities and stockholders’ equity	$1,867,265	$1,861,684

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$331,814	$286,535
Costs of goods sold	221,328	188,475
Gross profit	110,486	98,060

Operating expenses:
Selling and service	40,184	37,269
Research and development	10,301	8,197
General and administrative	20,973	17,833
Amortization of intangibles	7,183	7,797
Total operating expenses	78,641	71,096
Income from operations	31,845	26,964

Other (expense) income:
Interest expense	(10,788)	(11,035)
Investment income	5	32
Costs related to acquisitions	(185)	(417)
Other, net	223	387
Total other expense, net	(10,745)	(11,033)

Income before provision for income taxes	21,100	15,931
Provision for income taxes	8,251	5,719
Net income	12,849	10,212
Net income attributable to noncontrolling interests	7	4
Net income attributable to Generac Holdings Inc.	$12,842	$10,208

Net income attributable to common shareholders per common share - basic:	$0.22	$0.15
Weighted average common shares outstanding - basic:	62,366,263	66,099,755

Net income attributable to common shareholders per common share - diluted:	$0.21	$0.15
Weighted average common shares outstanding - diluted:	62,936,126	66,600,040

Comprehensive income attributable to Generac Holdings Inc.	$16,387	$11,454

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$12,849	$10,212
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	5,414	4,996
Amortization of intangible assets	7,183	7,797
Amortization of original issue discount and deferred financing costs	490	1,056
Deferred income taxes	6,958	5,069
Share-based compensation expense	2,632	2,485
Other	120	81
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,973	8,237
Inventories	(35,338)	(10,752)
Other assets	192	(3,882)
Accounts payable	(24,975)	(6,348)
Accrued wages and employee benefits	697	7,301
Other accrued liabilities	(305)	2,628
Excess tax benefits from equity awards	(436)	(6,729)
Net cash (used in) provided by operating activities	(4,546)	22,151

Investing activities
Proceeds from sale of property and equipment	35	7
Expenditures for property and equipment	(3,548)	(7,093)
Acquisitions of businesses, net of cash acquired	1,610	(61,280)
Net cash used in investing activities	(1,903)	(68,366)

Financing activities
Proceeds from short-term borrowings	31,004	8,508
Proceeds from long-term borrowings	1,278	–
Repayments of short-term borrowings	(35,194)	(4,151)
Repayments of long-term borrowings and capital lease obligations	(1,056)	(46)
Cash dividends paid	–	(76)
Taxes paid related to the net share settlement of equity awards	(1,903)	(12,070)
Proceeds from exercise of stock options	1,107	–
Excess tax benefits from equity awards	–	6,729
Net cash used in financing activities	(4,764)	(1,106)

Effect of exchange rate changes on cash and cash equivalents	1,435	834

Net decrease in cash and cash equivalents	(9,778)	(46,487)
Cash and cash equivalents at beginning of period	67,272	115,857
Cash and cash equivalents at end of period	$57,494	$69,370

See notes to consolidated financial statements.

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2016). A summary of these acquisitions include the following:

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

●

In January 2017, the Company acquired Motortech GmbH (Motortech), headquartered in Celle, Germany. Motortech is a leading manufacturer of gaseous-engine control systems and accessories, which are sold globally to gas-engine manufacturers and to aftermarket customers. While the Motortech acquisition was completed in January 2017, it was funded in the fourth quarter of 2016.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, become effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. While the Company is continuing to assess all potential impacts the standard may have on its financial statements, it believes that the adoption will not have a significant impact on its revenue related to equipment and parts sales, which represent substantially all of the revenue for the Company. The Company has not yet determined its method of adoption.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance is being issued to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under the new guidance, the recognition of a goodwill impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance should be applied on a prospective basis and is effective for the Company in 2020. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company has early adopted this standard, however it does not believe that this guidance will have a significant impact on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The primary impact of adoption is the prospective recognition of excess tax benefits or deficiencies within the provision for income taxes on the condensed consolidated statement of comprehensive income rather than within additional paid-in capital on the condensed consolidated balance sheet. Further, the Company has elected to continue to estimate forfeitures expected to occur to determine the amount of stock compensation expense recognized each period. The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits or deficiencies prospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any period presented on the condensed consolidated statements of cash flows as such cash flows have historically been presented as a financing activity. There were no cumulative effect adjustments made to equity as of the beginning of the fiscal period, as those provisions of ASU 2016-09 were not applicable or had no impact to the Company.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

Acquisition of Pramac

On March 1, 2016, the Company acquired a 65% ownership interest in Pramac for a purchase price, net of cash acquired, of $60,250. Headquartered in Siena, Italy, Pramac is a leading global manufacturer of stationary, mobile and portable generators primarily sold under the Pramac® brand. Pramac products are sold in over 150 countries through a broad distribution network. The acquisition purchase price was funded solely through cash on hand.

The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder has within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder has a put option to sell their interests to the Company any time within five years from the date of acquisition. The put option price is either (i) a fixed amount if voluntarily exercised within the first two years after the acquisition, or (ii) based on a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company holds a call option that it may redeem commencing five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition. Both the put and call option only provide for the complete transfer of the noncontrolling interest, with no partial transfers of interest permitted.

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 10, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$33,138	$-
Noncontrolling interest of Pramac	-	34,253
Net income	118	16
Foreign currency translation	924	778
Redemption value adjustment	(614)	-
Balance at end of period	$33,566	$35,047

The Company finalized its purchase price allocation during the first quarter of 2017, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The final purchase price allocation as of the balance sheet date was as follows:

March 1, 2016

Accounts receivable, net	$50,716
Inventories	39,889
Property and equipment, net	19,138
Intangible assets	34,471
Goodwill	46,775
Other assets	7,698
Total assets acquired	198,687

Short-term borrowings	21,741
Accounts payable	40,270
Long-term debt and capital lease obligations (including current portion)	18,599
Other liabilities	23,521
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$60,250

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through March 31, 2017.

The following unaudited pro forma information of the Company gives effect to this acquisition as though the transaction had occurred on January 1, 2016. Consolidated net sales on a pro forma basis for the three month period ended March 31, 2016 was $315,881. The pro forma impact of this acquisition on net income and earnings per share for the three month period ended March 31, 2016 is not significant due to amortization related to acquired intangible assets and the fair value step-up of inventory in purchase accounting. There was no change from reported net sales, net income or earnings per share to pro forma net sales, net income or earnings per share, respectively, for the three month period ended March 31, 2017. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on January 1, 2016.

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

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had one, one and zero commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net gains (losses) recognized for the three months ended March 31, 2017 and 2016 were $183 and $(6), respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of March 31, 2017, December 31, 2016 and March 31, 2016, the Company had nineteen, thirty-eight and nine foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net losses recognized for the three months ended March 31, 2017 and 2016 were $201 and $179, respectively.

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

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2017	December 31, 2016
Commodity contracts	$585	$623
Foreign currency contracts	(117)	(150)
Interest rate swaps	(1,016)	(1,739)

The fair value of the commodity contract is included in other assets, the fair value of the foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2017 and December 31, 2016 is a liability of $566 and $1,295, respectively, which represents the amount the Company would need to pay to exit the agreements on those dates.

The amount of gains (losses) recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three months ended March 31, 2017 and 2016 were $440 and $(1,154), respectively. The amount of losses recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three months ended March 31, 2017 and 2016 were $18 and $185, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $904,029, was approximately $913,069 (Level 2) at March 31, 2017, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2017 and 2016, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)	$(40,163)
Other comprehensive income before reclassifications	3,600	-	440 (1)	4,040
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	3,600	-	440	4,040
Ending Balance – March 31, 2017	$(24,447)	$(11,040)	$(636)	$(36,123)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)		$(22,475)
Other comprehensive income (loss) before reclassifications	2,400	-	(1,154	) (2)	1,246
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	2,400	-	(1,154)		1,246
Ending Balance – March 31, 2016	$(7,102)	$(11,362)	$(2,765)		$(21,229)

(1)	Represents unrealized gains of $723, net of tax effect of $(283) for the three months ended March 31, 2017.
(2)	Represents unrealized losses of $(1,896), net of tax benefit of $742 for the three months ended March 31, 2016.

6. Segment Reporting

Effective in the second quarter of 2016, the Company changed its segment reporting from one reportable segment to two reportable segments - Domestic and International - as a result of the Pramac acquisition and the ongoing strategy to expand the business internationally. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac and Motortech acquisitions, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. All segment information has been retrospectively applied to all periods presented to reflect the new reportable segment structure.

	Net Sales
	Three Months Ended March 31,
Reportable Segments	2017	2016
Domestic	$248,497	$248,017
International	83,317	38,518
Total net sales	$331,814	$286,535

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

	Net Sales
	Three Months Ended March 31,
Product Classes	2017	2016
Residential products	$154,856	$158,980
Commercial & industrial products	151,443	102,991
Other	25,515	24,564
Total net sales	$331,814	$286,535

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, and therefore is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended March 31,
	2017	2016
Domestic	$42,846	$46,860
International	4,812	2,949
Total adjusted EBITDA	$47,658	$49,809

Interest expense	(10,788)	(11,035)
Depreciation and amortization	(12,597)	(12,793)
Non-cash write-down and other adjustments (1)	(166)	127
Non-cash share-based compensation expense (2)	(2,632)	(2,485)
Transaction costs and credit facility fees (3)	(316)	(523)
Business optimization expenses (4)	(100)	(7,106)
Other	41	(63)
Income before provision for income taxes	$21,100	$15,931

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(4)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 71% and 83% of total sales for the three months ended March 31, 2017 and 2016, respectively. Approximately 86% and 87% of the Company’s identifiable long-lived assets are located in the United States at March 31, 2017 and December 31, 2016, respectively.

7. Balance Sheet Details

Inventories consist of the following:

	March 31, 2017	December 31, 2016

Raw material	$229,337	$218,911
Work-in-process	4,093	2,950
Finished goods	157,478	127,870
Total	$390,908	$349,731

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016

Land and improvements	$12,585	$12,079
Buildings and improvements	125,920	122,747
Machinery and equipment	84,140	81,687
Dies and tools	23,814	23,269
Vehicles	1,615	1,474
Office equipment and systems	67,512	66,929
Leasehold improvements	2,380	2,319
Construction in progress	7,428	8,654
Gross property and equipment	325,394	319,158
Accumulated depreciation	(110,004)	(106,365)
Total	$215,390	$212,793

8. Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additionally, the Company sells extended warranty coverage for certain products. The sales of extended warranties are recorded as deferred revenue, which is recognized over the lives of the contracts.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$31,695	$30,197
Product warranty reserve assumed in acquisition	43	840
Payments	(4,560)	(3,652)
Provision for warranty issued	4,160	3,482
Changes in estimates for pre-existing warranties	670	1,037
Balance at end of period	$32,008	$31,904

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$31,080	$28,961
Deferred revenue contracts issued	1,969	1,144
Amortization of deferred revenue contracts	(1,598)	(1,275)
Balance at end of period	$31,451	$28,830

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2017	2016
Product warranty liability
Current portion - other accrued liabilities	$20,232	$20,763
Long-term portion - other long-term liabilities	11,776	10,932
Total	$32,008	$31,695

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$6,983	$6,728
Long-term portion - other long-term liabilities	24,468	24,352
Total	$31,451	$31,080

9. Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets consist of  the following:

	March 31,	December 31,
	2017	2016
ABL facility	$-	$-
Other lines of credit	28,078	31,198
Total	$28,078	$31,198

Long-term borrowings in the condensed consolidated balance sheets include the following:

	March 31,	December 31,
	2017	2016
Term loan	$929,000	$929,000
Original issue discount and deferred financing costs	(26,187)	(26,677)
ABL facility	100,000	100,000
Capital lease obligation	4,724	4,647
Other	14,876	14,753
Total	1,022,413	1,021,723
Less: current portion of debt	13,870	14,399
Less: current portion of capital lease obligation	645	566
Total	$1,007,898	$1,006,758

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. In November 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Borrower’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period. The Company’s net debt leverage ratio as of March 31, 2017 was above 3.00 to 1.00. As of March 31, 2017, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for a $250,000 senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is May 29, 2020. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings bear interest at rates based upon either a base rate plus an applicable margin of 0.50% or adjusted LIBOR rate plus an applicable margin of 1.50%, in each case, subject to adjustments based upon average availability under the ABL Facility.

In May 2015, the Company borrowed $100,000 under the ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of March 31, 2017, there was $100,000 outstanding under the ABL Facility, leaving $138,097 of availability, net of outstanding letters of credit.

As of March 31, 2017 and December 31, 2016, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $28,078 and $31,198, respectively.

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator
Net income attributable to Generac Holdings Inc.	$12,842	$10,208
Redeemable noncontrolling interest redemption value adjustment	614	-
Net income attributable to common shareholders	$13,456	$10,208

Denominator
Weighted average shares, basic	62,366,263	66,099,755
Dilutive effect of stock compensation awards (1)	569,863	500,285
Diluted shares	62,936,126	66,600,040

Net income attributable to common shareholders per share
Basic	$0.22	$0.15
Diluted	$0.21	$0.15

(1) Excludes approximately 154,900 stock options for the three month period ended March 31, 2017, and 256,600 stock options and 3,400 shares of restricted stock for the three month period ended March 31, 2016, as the impact of such awards was anti-dilutive.

11. Income Taxes

The effective income tax rates for the three months ended March 31, 2017 and 2016 were 39.1% and 35.9%, respectively. The increase in the effective income tax rate in 2017 was primarily due to non-recurring discrete tax items.

12. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2017 and December 31, 2016 was approximately $33,800 and $33,900, respectively.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

●	our business, financial and operating results, and future economic performance;
●	proposed new product and service offerings; and
●	management's goals, expectations, objectives and other similar expressions concerning matters that are not historical facts.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Impact of residential investment cycle.    The market for residential generators is also affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators. Trends in the new housing market highlighted by residential housing starts can also impact demand for our residential generators. Demand for our outdoor power equipment is also impacted by several of these factors, as well as weather precipitation patterns.

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

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the $25 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other foreign subsidiaries, partially offset by an increase in the LIBOR rate. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $592 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2016 related to our acquisition by CCMP in 2006 that we expect to generate aggregate cash tax savings of approximately $231 million through 2021, assuming continued profitability and a 39% tax rate. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $48 million through 2020 and $40 million in 2021, assuming profitability and a 39% tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $38.0 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2016. We expect these assets to generate aggregate cash tax savings of $14.9 million through 2026 assuming continued profitability and a 39% tax rate. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.5 million through 2025 and $1.1 million in 2026, assuming profitability and a 39% tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to our consolidated financial statements.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net sales	$331,814	$286,535	$45,279	15.8%
Cost of goods sold	221,328	188,475	32,853	17.4%
Gross profit	110,486	98,060	12,426	12.7%
Operating expenses:
Selling and service	40,184	37,269	2,915	7.8%
Research and development	10,301	8,197	2,104	25.7%
General and administrative	20,973	17,833	3,140	17.6%
Amortization of intangible assets	7,183	7,797	(614)	-7.9%
Total operating expenses	78,641	71,096	7,545	10.6%
Income from operations	31,845	26,964	4,881	18.1%
Total other income (expense), net	(10,745)	(11,033)	288	-2.6%
Income before provision for income taxes	21,100	15,931	5,169	32.4%
Provision for income taxes	8,251	5,719	2,532	44.3%
Net income	12,849	10,212	2,637	25.8%
Net income attributable to noncontrolling interests	7	4	3	75.0%
Net income attributable to Generac Holdings Inc.	$12,842	$10,208	2,634	25.8%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$248,497	$248,017	480	0.2%
International	83,317	38,518	44,799	116.3%
Total net sales	$331,814	$286,535	45,279	15.8%

	Adjusted EBITDA
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Domestic	$42,846	$46,860	(4,014)	-8.6%
International	4,812	2,949	1,863	63.2%
Total Adjusted EBITDA	$47,658	$49,809	(2,151)	-4.3%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$154,856	$158,980	(4,124)	-2.6%
Commercial & industrial products	151,443	102,991	48,452	47.0%
Other	25,515	24,564	951	3.9%
Total net sales	$331,814	$286,535	45,279	15.8%

Net sales.    The increase in Domestic sales for the three months ended March 31, 2017 was primarily due to increased shipments of C&I stationary and mobile products, along with specialty outdoor power equipment. This strength was largely offset by lower shipments of home standby and portable generators due to excess levels of field inventory entering the first quarter of 2017.

The increase in International sales for the three months ended March 31, 2017 was primarily due to the contribution from the recent acquisitions of Pramac and Motortech. The growth was also due to increased organic shipments of C&I products, most notably within the Latin America and European regions.

The total net sales contribution from non-annualized recent acquisitions to the three months ended March 31, 2017 was $40.5 million.

Gross profit.    Gross profit margin for the first quarter of 2017 was 33.3% compared to 34.2% in the prior-year first quarter. The prior-year included $2.7 million of business optimization and restructuring costs classified within cost of goods sold to address the significant and extended downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, gross margin in the prior-year was 35.2%. The decline in gross margin was primarily due to the mix impact from the recent Pramac acquisition, and unfavorable organic product mix.

Operating expenses.    Operating expenses increased $7.5 million, or 10.6%, as compared to the first quarter of 2016. The prior-year included $4.4 million of business optimization and restructuring costs classified within operating expenses to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, operating expenses increased $12.0 million, or 17.9%, as compared to the prior year. The increase was primarily driven by the addition of recurring operating expenses associated with the recent acquisitions of Pramac and Motortech.

Other expense.    The decrease in other expense was primarily due to a decrease in interest expense due to the $25 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other foreign subsidiaries.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2017 and 2016 were 39.1% and 35.9%, respectively. The increase in the effective income tax rate in 2017 was primarily due to non-recurring discrete tax items.

Net income attributable to Generac Holdings Inc.     The prior-year net income attributable to Generac Holdings Inc. includes $7.1 million of pre-tax business optimization and restructuring costs to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, the decline was primarily driven by lower operating earnings as outlined above and higher provision for income taxes recorded during the current year quarter.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the three months ended March 31, 2017 were 17.2% of net sales compared to 18.9% in the prior-year first quarter. Adjusted EBITDA margin in the current year was impacted by overall unfavorable product mix and increased promotional activities. These impacts were partially offset by the net favorable impact of higher pricing and lower costs, including realized cost-savings from previous business optimization actions.

Adjusted EBITDA margins for the International segment, before deducting for noncontrolling interests, for the three months ended March 31, 2017 were 5.8% of net sales compared to 7.7% in the prior-year first quarter. The decline was primarily due to the Pramac acquisition.

Adjusted Net Income.    Adjusted Net Income of $25.8 million for the three months ended March 31, 2017 decreased 16.5% from $30.9 million for the three months ended March 31, 2016, due to the factors outlined above and increases in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each subsequent quarter thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, to the extent that our net debt leverage ratio, as defined in the Term Loan, is below 3.00 to 1.00 for that measurement period. Our net debt leverage ratio as of March 31, 2017 was above 3.00 to 1.00. As of March 31, 2017, we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $250.0 million ABL Facility. The maturity date of the ABL Facility is May 29, 2020. In May 2015, we borrowed $100.0 million under the ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of March 31, 2017, there was $100.0 million outstanding under the ABL Facility, and we are in compliance with all of its covenants.

At March 31, 2017, we had cash and cash equivalents on hand of $54.4 million and $138.0 million of availability under our ABL Facility, net of outstanding letters of credit.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Since the inception of both programs, we have repurchased 7,272,206 shares of our common stock for $249.9 million, all funded with cash on hand. There were no share repurchases during the three months ended March 31, 2017 and 2016.

See Note 9, “Credit Agreements” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net cash (used in) provided by operating activities	$(4,546)	$22,151	$(26,697)	-120.5%
Net cash used in investing activities	(1,903)	(68,366)	66,463	-97.2%
Net cash used in financing activities	(4,764)	(1,106)	(3,658)	330.7%

The decrease in net cash from operating activities was primarily driven by higher working capital investment during the current year quarter including an increase in finished goods for residential products as inventory levels were replenished to more normalized levels following the strong demand experienced during the fourth quarter of 2016.

Net cash used in investing activities for the three months ended March 31, 2017 primarily represents cash payments for the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 primarily represents cash payments of $61.3 million related to the acquisition of Pramac and $7.1 million for the purchase of property and equipment. The Motortech acquisition was completed in the first quarter of 2017, but was funded in the fourth quarter of 2016.

Net cash used in financing activities for the three months ended March 31, 2017 primarily represents $36.2 million of debt repayments ($35.2 million of short-term borrowings and $1.0 million of long-term borrowings), partially offset by $32.3 million cash proceeds from borrowings ($31.0 million short-term and $1.3 million long-term).

Net cash used in financing activities for the three months ended March 31, 2016 primarily represents payments of $12.1 million of taxes related to the net share settlement of equity awards and $4.2 million for the repayment of short-term borrowings. These payments were partially offset by $8.5 million cash proceeds from short-term borrowings and a $6.7 million cash inflow related to excess tax benefits of equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, in preparing the financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, and prepaid expenses. We believe that our most critical accounting estimates and assumptions are in the following areas: goodwill and other intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; estimates of product warranty and other contingencies; income taxes and share based compensation.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2017 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan and ABL Facility, and also are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board of Directors. These adjustments eliminate the impact of a number of items that:

•

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains, write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
•	are non-cash in nature, such as share-based compensation.

We explain in more detail in footnotes (a) through (e) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2017	2016

Net income attributable to Generac Holdings Inc.	$12,842	$10,208
Net income attributable to noncontrolling interests (a)	7	4
Net income	12,849	10,212
Interest expense	10,788	11,035
Depreciation and amortization	12,597	12,793
Provision for income taxes	8,251	5,719
Non-cash write-down and other adjustments (b)	166	(127)
Non-cash share-based compensation expense (c)	2,632	2,485
Transaction costs and credit facility fees (d)	316	523
Business optimization expenses (e)	100	7,106
Other	(41)	63
Adjusted EBITDA	47,658	49,809
Adjusted EBITDA attributable to noncontrolling interests	956	684
Adjusted EBITDA attributable to Generac Holdings Inc.	$46,702	$49,125

(a)   Includes the noncontrolling interests' share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization, of $1.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

(b)   Represents the following non-cash charges: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments. We believe that adjusting net income for these non-cash charges is useful for the following reasons:

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

(d) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Term Loan and ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

(e) For the three months ended March 31, 2017, represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. For the three months ended March 31, 2016, primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company’s operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our ongoing results of operations, and the factors and trends affecting our business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2017	2016

Net income attributable to Generac Holdings Inc.	$12,842	$10,208
Net income attributable to noncontrolling interests	7	4
Net income	12,849	10,212
Provision for income taxes	8,251	5,719
Income before provision for income taxes	21,100	15,931
Amortization of intangible assets	7,183	7,797
Amortization of deferred finance costs and original issue discount	490	1,056
Transaction costs and other purchase accounting adjustments (a)	585	1,247
Business optimization expenses	100	7,106
Adjusted net income before provision for income taxes	29,458	33,137
Cash income tax expense (b)	(3,087)	(1,820)
Adjusted net income	26,371	31,317
Adjusted net income attributable to noncontrolling interests	582	430
Adjusted net income attributable to Generac Holdings Inc.	$25,789	$30,887

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.41	$0.46
Weighted average common shares outstanding - diluted:	62,936,126	66,600,040

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three months ended March 31, 2017 is based on an anticipated cash income tax rate of approximately 15% for the full year ended 2017. Amount for the three months ended March 31, 2016 is based on an anticipated cash income tax rate of approximately 9% for the full year ended 2016. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

In March 2016, the Company acquired a 65% ownership interest in Pramac. As a result of the acquisition, we are in the process of reviewing the internal control structure of Pramac and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business.

Other than the continuing assessment of controls for the Pramac acquisition noted above, there have been no changes during the three months ended March 31, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2017, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.        Risk Factors

There have been no material changes in our risk factors since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended March 31, 2017, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2017 – 01/31/2017	-	-	-	200,120,516
02/01/2017 – 02/28/2017	27,242	$40.74	-	200,120,516
03/01/2017 – 03/31/2017	3,123	40.04	-	200,120,516
Total	30,365	$40.66

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 5, 2017

EXHIBIT INDEX

Item 6.

Exhibits Number	Description

10.1*	Generac Holdings Inc. Deferred Stock Unit Plan for Non-Employee Directors in accordance with the Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan, effective April 1, 2017.

10.2*	Generac Holdings Inc. Non-Employee Director Compensation Summary.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

**     Furnished herewith.