Form 10-Q
period 2017-06-30
GENERAC HOLDINGS INC.
filed 2017-08-04
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 28, 2017, there were 62,151,055 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$67,071	$67,272
Accounts receivable, less allowance for doubtful accounts	243,285	241,857
Inventories	378,110	349,731
Prepaid expenses and other assets	9,314	24,649
Total current assets	697,780	683,509

Property and equipment, net	217,056	212,793

Customer lists, net	44,659	45,312
Patents, net	44,409	48,061
Other intangible assets, net	2,699	2,925
Tradenames, net	156,650	158,874
Goodwill	716,820	704,640
Deferred income taxes	4,261	3,337
Other assets	3,196	2,233
Total assets	$1,887,530	$1,861,684

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$22,155	$31,198
Accounts payable	163,359	181,519
Accrued wages and employee benefits	23,765	21,189
Other accrued liabilities	93,343	93,068
Current portion of long-term borrowings and capital lease obligations	7,700	14,965
Total current liabilities	310,322	341,939

Long-term borrowings and capital lease obligations	1,007,235	1,006,758
Deferred income taxes	37,575	17,278
Other long-term liabilities	66,633	61,459
Total liabilities	1,421,765	1,427,434

Redeemable noncontrolling interest	37,796	33,138

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,594,648 and 70,261,481 shares issued at June 30, 2017 and December 31, 2016, respectively	705	702
Additional paid-in capital	454,763	449,049
Treasury stock, at cost	(293,684)	(262,402)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	495,463	456,052
Accumulated other comprehensive loss	(27,209)	(40,163)
Stockholders’ equity attributable to Generac Holdings Inc.	427,922	401,122
Noncontrolling interests	47	(10)
Total stockholders’ equity	427,969	401,112
Total liabilities and stockholders’ equity	$1,887,530	$1,861,684

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$395,376	$367,376	$727,190	$653,911
Costs of goods sold	260,916	243,229	482,244	431,704
Gross profit	134,460	124,147	244,946	222,207

Operating expenses:
Selling and service	43,116	42,366	83,300	79,635
Research and development	10,567	9,889	20,868	18,086
General and administrative	21,361	19,593	42,334	37,426
Amortization of intangibles	7,129	8,217	14,312	16,014
Total operating expenses	82,173	80,065	160,814	151,161
Income from operations	52,287	44,082	84,132	71,046

Other (expense) income:
Interest expense	(10,893)	(11,380)	(21,681)	(22,415)
Investment income	38	4	43	36
Costs related to acquisition	(136)	–	(321)	(417)
Other, net	(1,437)	158	(1,214)	545
Total other expense, net	(12,428)	(11,218)	(23,173)	(22,251)

Income before provision for income taxes	39,859	32,864	60,959	48,795
Provision for income taxes	14,114	11,921	22,365	17,640
Net income	25,745	20,943	38,594	31,155
Net income attributable to noncontrolling interests	85	55	92	59
Net income attributable to Generac Holdings Inc.	$25,660	$20,888	$38,502	$31,096

Net income attributable to common shareholders per common share - basic:	$0.42	$0.32	$0.63	$0.47
Weighted average common shares outstanding - basic:	62,146,393	65,870,714	62,260,170	65,955,455

Net income attributable to common shareholders per common share - diluted:	$0.41	$0.31	$0.63	$0.47
Weighted average common shares outstanding - diluted:	62,635,437	66,388,581	62,849,877	66,465,770

Comprehensive income attributable to Generac Holdings Inc.	$32,577	$7,622	$48,964	$19,076

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$38,594	$31,155
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	11,271	10,429
Amortization of intangible assets	14,312	16,014
Amortization of original issue discount and deferred financing costs	1,308	2,122
Deferred income taxes	17,164	9,072
Share-based compensation expense	5,818	5,386
Other	377	46
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,362	(9,389)
Inventories	(13,981)	(1,046)
Other assets	1,069	2,297
Accounts payable	(26,560)	17,537
Accrued wages and employee benefits	1,902	6,166
Other accrued liabilities	(559)	(1,825)
Excess tax benefits from equity awards	(403)	(6,729)
Net cash provided by operating activities	55,674	81,235

Investing activities
Proceeds from sale of property and equipment	45	47
Expenditures for property and equipment	(10,030)	(14,004)
Acquisitions of businesses, net of cash acquired	1,160	(60,886)
Net cash used in investing activities	(8,825)	(74,843)

Financing activities
Proceeds from short-term borrowings	62,435	10,278
Proceeds from long-term borrowings	3,069	–
Repayments of short-term borrowings	(72,971)	(6,327)
Repayments of long-term borrowings and capital lease obligations	(9,806)	(10,652)
Stock repurchases	(30,012)	(34,576)
Payment of debt issuance costs	(1,517)	–
Cash dividends paid	–	(76)
Taxes paid related to the net share settlement of equity awards	(1,958)	(12,099)
Proceeds from exercise of stock options	1,254	–
Excess tax benefits from equity awards	–	6,729
Net cash used in financing activities	(49,506)	(46,723)

Effect of exchange rate changes on cash and cash equivalents	2,456	115

Net decrease in cash and cash equivalents	(201)	(40,216)
Cash and cash equivalents at beginning of period	67,272	115,857
Cash and cash equivalents at end of period	$67,071	$75,641

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 and Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2016). A summary of recent acquisitions include the following:

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

The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, become effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. While the Company is continuing to assess all potential impacts the standard may have on its financial statements, it believes that the adoption will not have a significant impact on its revenue related to equipment and parts sales, which represent substantially all of the revenue for the Company. The Company is currently planning to adopt the standard using the full retrospective method.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance is being issued to decrease diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance should be applied on a retrospective basis and is effective for the Company in 2018, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a significant impact on the presentation of the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance is being issued to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under the new guidance, the recognition of a goodwill impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance should be applied on a prospective basis and is effective for the Company in 2020. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company has early adopted this standard, which did not have a significant impact on its consolidated financial statements.

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

2. Pramac Acquisition

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

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 11, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$33,566	$35,047	$33,138	$-
Noncontrolling interest of Pramac	-	-	-	34,253
Net income	92	151	210	167
Foreign currency translation	4,433	487	5,357	1,265
Redemption value adjustment	(295)	-	(909)	-
Balance at end of period	$37,796	$35,685	$37,796	$35,685

The Company finalized the Pramac purchase price allocation during the first quarter of 2017, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The final purchase price allocation as of the balance sheet date was as follows:

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

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through June 30, 2017.

The following unaudited pro forma information of the Company gives effect to this acquisition as though the transaction had occurred on January 1, 2016. Consolidated net sales on a pro forma basis for the three and six month periods ended June 30, 2016 were $367,376 and $683,258, respectively. The pro forma impact of this acquisition on net income and earnings per share for both the three and six month periods ended June 30, 2016 is not significant due to amortization related to acquired intangible assets and the fair value step-up of inventory in purchase accounting. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on January 1, 2016.

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

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had one commodity contract outstanding, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains recognized for the three and six months ended June 30, 2017 were $2 and $185, respectively. Net pre-tax gains recognized for the three and six months ended June 30, 2016 were $82 and $76, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of June 30, 2017, December 31, 2016 and June 30, 2016, the Company had eighteen, thirty-eight and twelve foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains recognized for the three and six months ended June 30, 2017 were $380 and $179, respectively. Net pre-tax gains (losses) recognized for the three and six months ended June 30, 2016 were $1 and $(178), respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements, and in May 2014, the Company entered into an additional interest rate swap agreement. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL). The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings. For additional details on these interest rate swaps, refer to Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2016.

In June 2017, the Company entered into ten additional interest rate swap agreements. These interest rate swap agreements also qualify as cash flow hedges. The following table presents the details of the additional interest rate swaps:

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date

Interest Rate	June 19, 2017	July 2, 2018	$125,000	1.6543%	July 1, 2019
Interest Rate	June 19, 2017	July 1, 2019	125,000	1.9053%	July 1, 2020
Interest Rate	June 19, 2017	July 1, 2020	125,000	2.1328%	July 1, 2021
Interest Rate	June 19, 2017	July 1, 2021	125,000	2.3453%	July 1, 2022
Interest Rate	June 19, 2017	July 1, 2022	125,000	2.4828%	May 31, 2023
Interest Rate	June 30, 2017	July 2, 2018	125,000	1.7090%	July 1, 2019
Interest Rate	June 30, 2017	July 1, 2019	125,000	1.9750%	July 1, 2020
Interest Rate	June 30, 2017	July 1, 2020	125,000	2.2170%	July 1, 2021
Interest Rate	June 30, 2017	July 1, 2021	125,000	2.4360%	July 1, 2022
Interest Rate	June 30, 2017	July 1, 2022	125,000	2.5910%	May 31, 2023

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2017	December 31, 2016
Commodity contracts	$432	$623
Foreign currency contracts	267	(150)
Interest rate swaps	(493)	(1,739)

The fair value of the commodity and foreign currency contracts are included in other assets, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2017. The fair value of the commodity contract is included in other assets, the fair value of the foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2016. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2017 and December 31, 2016 is an asset of $206 and a liability of $1,295, respectively, which represents the amount the Company would either receive or need to pay upon exit of the agreements on those dates.

The amount of gains recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and six months ended June 30, 2017 were $324 and $764, respectively. The amount of losses for the three and six months ended June 30, 2016 were $134 and $1,288, respectively.

The amount of pre-tax gains recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and six months ended June 30, 2017 were $382 and $364, respectively. The amount of pre-tax gains (losses) for the three and six months ended June 30, 2016 were $83 and $(102), respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $903,294, was approximately $902,730 (Level 2) at June 30, 2017, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2017 and 2016, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – April 1, 2017	$(24,447)	$(11,040)	$(636)	$(36,123)
Other comprehensive income before reclassifications	8,590	-	324 (1)	8,914
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	8,590	-	324	8,914
Ending Balance – June 30, 2017	$(15,857)	$(11,040)	$(312)	$(27,209)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – April 1, 2016	$(7,102)	$(11,362)	$(2,765)		$(21,229)
Other comprehensive loss before reclassifications	(13,132)	-	(134	) (2)	(13,266)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(13,132)	-	(134)		(13,266)
Ending Balance – June 30, 2016	$(20,234)	$(11,362)	$(2,899)		$(34,495)

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)	$(40,163)
Other comprehensive income before reclassifications	12,190	-	764 (3)	12,954
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	12,190	-	764	12,954
Ending Balance – June 30, 2017	$(15,857)	$(11,040)	$(312)	$(27,209)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges	Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)	$(22,475)
Other comprehensive loss before reclassifications	(10,732)	-	(1,288) (4)	(12,020)
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive loss	(10,732)	-	(1,288)	(12,020)
Ending Balance – June 30, 2016	$(20,234)	$(11,362)	$(2,899)	$(34,495)

(1)	Represents unrealized gains of $531, net of tax effect of $(207) for the three months ended June 30, 2017.
(2)	Represents unrealized losses of $(219), net of tax benefit of $85 for the three months ended June 30, 2016.
(3)	Represents unrealized gains of $1,254, net of tax effect of $(490) for the six months ended June 30, 2017.
(4)	Represents unrealized losses of $(2,115), net of tax benefit of $827 for the six months ended June 30, 2016.

6. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac and Motortech acquisitions, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. All segment information has been retrospectively adjusted for all periods presented to reflect the current reportable segment structure.

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Reportable Segments	2017	2016	2017	2016
Domestic	$305,907	$286,720	$554,404	$534,736
International	89,469	80,656	172,786	119,175
Total net sales	$395,376	$367,376	$727,190	$653,911

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

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Product Classes	2017	2016	2017	2016
Residential products	$198,117	$181,735	$352,973	$340,716
Commercial & industrial products	170,755	156,730	322,198	259,720
Other	26,504	28,911	52,019	53,475
Total net sales	$395,376	$367,376	$727,190	$653,911

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic	$64,157	$57,352	$107,003	$104,212
International	6,034	6,574	10,846	9,523
Total adjusted EBITDA	$70,191	$63,926	$117,849	$113,735

Interest expense	(10,893)	(11,380)	(21,681)	(22,415)
Depreciation and amortization	(12,986)	(13,650)	(25,583)	(26,443)
Non-cash write-down and other adjustments (1)	(1,710)	(2,909)	(1,876)	(2,782)
Non-cash share-based compensation expense (2)	(3,186)	(2,901)	(5,818)	(5,386)
Transaction costs and credit facility fees (3)	(420)	(237)	(736)	(760)
Business optimization expenses (4)	(1,346)	-	(1,446)	(7,106)
Other	209	15	250	(48)
Income before provision for income taxes	$39,859	$32,864	$60,959	$48,795

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(4)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 73% and 74% of total sales for the three months ended June 30, 2017 and 2016, respectively, and represented approximately 72% and 78% of total sales for the six months ended June 30, 2017 and 2016, respectively. Approximately 85% and 87% of the Company’s identifiable long-lived assets are located in the United States at June 30, 2017 and December 31, 2016, respectively.

7. Balance Sheet Details

Inventories consist of the following:

	June 30, 2017	December 31, 2016

Raw material	$225,472	$218,911
Work-in-process	4,448	2,950
Finished goods	148,190	127,870
Total	$378,110	$349,731

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016

Land and improvements	$12,696	$12,079
Buildings and improvements	127,167	122,747
Machinery and equipment	87,647	81,687
Dies and tools	24,222	23,269
Vehicles	1,702	1,474
Office equipment and systems	69,166	66,929
Leasehold improvements	2,397	2,319
Construction in progress	7,060	8,654
Gross property and equipment	332,057	319,158
Accumulated depreciation	(115,001)	(106,365)
Total	$217,056	$212,793

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$32,008	$31,904	$31,695	$30,197
Product warranty reserve assumed in acquisition	-	-	43	840
Payments	(4,285)	(4,900)	(8,845)	(8,552)
Provision for warranty issued	4,086	4,220	8,246	7,702
Changes in estimates for pre-existing warranties	1,004	(489)	1,674	548
Balance at end of period	$32,813	$30,735	$32,813	$30,735

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$31,451	$28,830	$31,080	$28,961
Deferred revenue contracts issued	6,898	1,619	8,867	2,763
Amortization of deferred revenue contracts	(1,632)	(1,367)	(3,230)	(2,642)
Balance at end of period	$36,717	$29,082	$36,717	$29,082

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Product warranty liability
Current portion - other accrued liabilities	$20,582	$20,763
Long-term portion - other long-term liabilities	12,231	10,932
Total	$32,813	$31,695

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$7,635	$6,728
Long-term portion - other long-term liabilities	29,082	24,352
Total	$36,717	$31,080

9. Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets consist of the following:

	June 30, 2017	December 31, 2016
ABL facility	$-	$-
Other lines of credit	22,155	31,198
Total	$22,155	$31,198

Long-term borrowings in the condensed consolidated balance sheets include the following:

	June 30, 2017	December 31, 2016
Term loan	$929,000	$929,000
Original issue discount and deferred financing costs	(26,800)	(26,677)
ABL facility	100,000	100,000
Capital lease obligation	4,845	4,647
Other	7,890	14,753
Total	1,014,935	1,021,723
Less: current portion of debt	7,038	14,399
Less: current portion of capital lease obligation	662	566
Total	$1,007,235	$1,006,758

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

In May 2017, the Company amended its Term Loan, modifying the pricing of the facility by reducing certain applicable margin rates; base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%. Further, the amendment removed the pricing grid that would reduce the applicable margin if a net debt leverage ratio of 3.00 to 1.00 was achieved. The amended Term Loan pricing is still subject to the 0.75% LIBOR floor. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,432 of fees as deferred financing costs on long-term borrowings and expensed $85 of transaction fees in the second quarter of 2017. As of June 30, 2017, the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

In May 2015, the Company borrowed $100,000 under the ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of June 30, 2017, there was $100,000 outstanding under the ABL Facility, leaving $145,876 of availability, net of outstanding letters of credit.

As of June 30, 2017 and December 31, 2016, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $22,155 and $31,198, respectively.

10. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the program, the Company may repurchase $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended June 30, 2017, the Company repurchased 844,500 shares of its common stock for $30,012. Since the inception of both programs, the Company has repurchased 8,116,706 shares of its common stock for $279,891, all funded with cash on hand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to Generac Holdings Inc.	$25,660	$20,888	$38,502	$31,096
Redeemable noncontrolling interest redemption value adjustment	295	-	909	-
Net income attributable to common shareholders	$25,955	$20,888	$39,411	$31,096

Denominator
Weighted average shares, basic	62,146,393	65,870,714	62,260,170	65,955,455
Dilutive effect of stock compensation awards (1)	489,044	517,867	589,707	510,315
Diluted shares	62,635,437	66,388,581	62,849,877	66,465,770

Net income attributable to common shareholders per share
Basic	$0.42	$0.32	$0.63	$0.47
Diluted	$0.41	$0.31	$0.63	$0.47

(1) Excludes approximately 279,200 stock options and 7,000 shares of restricted stock for the three month period ended June 30, 2017, and 193,200 stock options for the six month period ended June 30, 2017, as the impact of such awards was anti-dilutive. Excludes approximately 189,500 stock options and 3,000 shares of restricted stock for the three month period ended June 30, 2016, and 215,800 stock options and 3,400 shares of restricted stock for the six month period ended June 30, 2016, as the impact of such awards was anti-dilutive.

12. Income Taxes

The effective income tax rates for the six months ended June 30, 2017 and 2016 were 36.7% and 36.2%, respectively. The increase in the effective income tax rate in 2017 was primarily due to non-recurring discrete tax items.

The Company files U.S. federal, U.S. state, and foreign jurisdiction tax returns that are subject to examination up to the expiration of the statute of limitations. We believe the tax positions taken on our returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded.

The Company is currently under examination in multiple jurisdictions and is working to address all matters. While the Company does not believe any material taxes or penalties are due, there is a possibility that the ultimate tax outcome of an examination may result in differences from what was recorded. Such differences may affect the provision for income taxes in the period in which the determination is made, and could impact the company’s financial results.

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses it incurs. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2017 and December 31, 2016 was approximately $40,900 and $33,900, respectively.

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

Over the past several years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, and in Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, credit facility pricing grids, and repayments or borrowings of indebtedness. Cash interest expense decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the $25 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other foreign subsidiaries, partially offset by an increase in the LIBOR rate. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net sales	$395,376	$367,376	$28,000	7.6%
Cost of goods sold	260,916	243,229	17,687	7.3%
Gross profit	134,460	124,147	10,313	8.3%
Operating expenses:
Selling and service	43,116	42,366	750	1.8%
Research and development	10,567	9,889	678	6.9%
General and administrative	21,361	19,593	1,768	9.0%
Amortization of intangible assets	7,129	8,217	(1,088)	-13.2%
Total operating expenses	82,173	80,065	2,108	2.6%
Income from operations	52,287	44,082	8,205	18.6%
Total other expense, net	(12,428)	(11,218)	(1,210)	10.8%
Income before provision for income taxes	39,859	32,864	6,995	21.3%
Provision for income taxes	14,114	11,921	2,193	18.4%
Net income	25,745	20,943	4,802	22.9%
Net income attributable to noncontrolling interests	85	55	30	54.5%
Net income attributable to Generac Holdings Inc.	$25,660	$20,888	$4,772	22.8%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$305,907	$286,720	$19,187	6.7%
International	89,469	80,656	8,813	10.9%
Total net sales	$395,376	$367,376	$28,000	7.6%

	Adjusted EBITDA
	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Domestic	$64,157	$57,352	$6,805	11.9%
International	6,034	6,574	(540)	-8.2%
Total Adjusted EBITDA	$70,191	$63,926	$6,265	9.8%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$198,117	$181,735	$16,382	9.0%
Commercial & industrial products	170,755	156,730	14,025	8.9%
Other	26,504	28,911	(2,407)	-8.3%
Total net sales	$395,376	$367,376	$28,000	7.6%

Net sales.    The increase in Domestic sales for the three months ended June 30, 2017 was primarily due to strong growth in shipments of home standby generators and mobile products, which was partially offset by a decline in residential portable sales due to excess levels of field inventory during the current-year quarter along with new product placement with certain retail customers in the prior-year quarter.

The increase in International sales for the three months ended June 30, 2017 was primarily due to the contribution from the recent acquisition of Motortech.

The total net sales contribution from non-annualized recent acquisitions to the three months ended June 30, 2017 was $9.5 million.

Gross profit.    Gross profit margin for the second quarter of 2017 was 34.0% compared to 33.8% in the prior-year second quarter. The prior-year included $3.4 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these expenses, gross margin in the prior year was 34.7%. The pro-forma decline in gross margin as compared to the prior year was due to a number of factors including higher commodity prices seen in prior quarters and, to a lesser extent, certain plant consolidation costs.

Operating expenses.    The increase in operating expenses was primarily driven by the addition of recurring operating expenses associated with the Motortech acquisition.

Other expense.    The increase in other expense was primarily due to an increase in foreign currency transactional losses partially offset by a decrease in interest expense due to the $25 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other foreign subsidiaries.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2017 and 2016 were 35.4% and 36.4%, respectively. The decrease in the effective income tax rate year-over-year is partially attributable to an increase in the Company’s federal domestic production activity deduction due to higher pre-tax income during the first half of 2017 compared to the first half of 2016.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the three months ended June 30, 2017 were 21.0% of net sales compared to 20.0% in the prior-year second quarter. Adjusted EBITDA margin in the current year was positively impacted by improved overall leverage of fixed operating expenses on the organic increase in sales, partially offset by the unfavorable impact from higher commodity prices seen in prior quarters.

Adjusted EBITDA margins for the International segment, before deducting for noncontrolling interests, for the three months ended June 30, 2017 were 6.7% of net sales compared to 8.2% in the prior-year second quarter. The decline was primarily due to unfavorable foreign currency impacts and sales mix, along with higher commodity prices and increased overall operating expenses including the expansion of branch operations. These impacts were partially offset by the addition of the Motortech acquisition.

Adjusted Net Income.    Adjusted Net Income of $43.3 million for the three months ended June 30, 2017 increased 1.4% from $42.7 million for the three months ended June 30, 2016, due to the factors outlined above together with an increase in cash income tax expense.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net sales	$727,190	$653,911	$73,279	11.2%
Cost of goods sold	482,244	431,704	50,540	11.7%
Gross profit	244,946	222,207	22,739	10.2%
Operating expenses:
Selling and service	83,300	79,635	3,665	4.6%
Research and development	20,868	18,086	2,782	15.4%
General and administrative	42,334	37,426	4,908	13.1%
Amortization of intangible assets	14,312	16,014	(1,702)	-10.6%
Total operating expenses	160,814	151,161	9,653	6.4%
Income from operations	84,132	71,046	13,086	18.4%
Total other expense, net	(23,173)	(22,251)	(922)	4.1%
Income before provision for income taxes	60,959	48,795	12,164	24.9%
Provision for income taxes	22,365	17,640	4,725	26.8%
Net income	38,594	31,155	7,439	23.9%
Net income attributable to noncontrolling interests	92	59	33	55.9%
Net income attributable to Generac Holdings Inc.	$38,502	$31,096	$7,406	23.8%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$554,404	$534,736	$19,668	3.7%
International	172,786	119,175	53,611	45.0%
Total net sales	$727,190	$653,911	$73,279	11.2%

	Adjusted EBITDA
	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Domestic	$107,003	$104,212	$2,791	2.7%
International	10,846	9,523	1,323	13.9%
Total Adjusted EBITDA	$117,849	$113,735	$4,114	3.6%

The following table sets forth our product class information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$352,973	$340,716	$12,257	3.6%
Commercial & industrial products	322,198	259,720	62,478	24.1%
Other	52,019	53,475	(1,456)	-2.7%
Total net sales	$727,190	$653,911	$73,279	11.2%

Net sales.    The increase in Domestic sales for the six months ended June 30, 2017 was primarily due to strong growth in shipments of mobile products and home standby generators, as well as increased shipments of C&I stationary and specialty outdoor power equipment products. This strength was largely offset by a decline in residential portable sales due to excess levels of field inventory during the current year along with new product placement with certain retail customers in the prior year.

The increase in International sales for the six months ended June 30, 2017 was primarily due to the contribution from the recent acquisitions of Pramac and Motortech. The growth was also due to increased organic shipments of stationary products, most notably within the European and Latin American regions.

The total net sales contribution from non-annualized recent acquisitions to the six months ended June 30, 2017 was $50.0 million.

Gross profit.    Gross profit margin for the first half of 2017 was 33.7% compared to 34.0% in the prior-year first half. The prior year included $2.7 million of business optimization and restructuring costs classified within cost of goods sold to address the significant and extended downturn for capital spending within the oil & gas industry, as well as $3.4 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these charges, gross margin in the prior-year was 34.9%. The pro-forma decline in gross margin as compared to the prior year was due to the mix impact from the Pramac and Motortech acquisitions, higher commodity prices seen in prior quarters and certain plant consolidation costs. These impacts were partially offset by net favorable pricing impacts.

Operating expenses.    Operating expenses increased $9.7 million, or 6.4%, as compared to the first half of 2016. The prior-year included $4.4 million of business optimization and restructuring costs classified within operating expenses to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, operating expenses increased $14.1 million, or 9.6%, as compared to the prior year. The increase was primarily driven by the addition of recurring operating expenses associated with the recent acquisitions of Pramac and Motortech.

Other expense.    The increase in other expense was primarily due to an increase in foreign currency transactional losses partially offset by a decrease in interest expense due to the $25 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other foreign subsidiaries.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2017 and 2016 were 36.7% and 36.2%, respectively. The increase in the effective income tax rate in 2017 was primarily due to non-recurring discrete tax items.

Net income attributable to Generac Holdings Inc.    The prior-year net income attributable to Generac Holdings Inc. includes $7.1 million of pre-tax business optimization and restructuring costs to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, net income attributable to the Company was flat, based on the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the six months ended June 30, 2017 were 19.3% of net sales compared to 19.5% for the six months ended June 30, 2016. Adjusted EBITDA margins decreased due to overall unfavorable product mix and the unfavorable impact from higher commodity prices seen in prior quarters, mostly offset by improved overall leverage of fixed operating expenses on the organic increase in sales and net favorable pricing impacts.

Adjusted EBITDA margins for the International segment, before deducting for noncontrolling interests, for the six months ended June 30, 2017 were 6.3% of net sales compared to 8.0% for the six months ended June 30, 2016. The decline was primarily due to the Pramac acquisition, unfavorable foreign currency impacts and sales mix, higher commodity prices and increased overall operating expenses including the expansion of branch operations. These impacts were partially offset by the addition of the Motortech acquisition.

Adjusted Net Income.    Adjusted Net Income of $69.1 million for the six months ended June 30, 2017 decreased 6.1% from $73.6 million for the six months ended June 30, 2016, due to the factors outlined above and an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. Following the amendment in May 2017, the Term Loan bears interest at rates based upon either a base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%, subject to a LIBOR floor of 0.75%. As of June 30, 2017, we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $250.0 million ABL Facility. The maturity date of the ABL Facility is May 29, 2020. In May 2015, we borrowed $100.0 million under the ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of June 30, 2017, there was $100.0 million outstanding under the ABL Facility, and we were in compliance with all of its covenants.

At June 30, 2017, we had cash and cash equivalents on hand of $67.1 million and $145.9 million of availability under our ABL Facility, net of outstanding letters of credit.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. For the three months ended June 30, 2017, the Company repurchased 844,500 shares of its common stock for $30.0 million. Since the inception of both programs, we have repurchased 8,116,706 shares of our common stock for $$279.9 million, all funded with cash on hand.

See Note 9, “Credit Agreements” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net cash provided by operating activities	$55,674	$81,235	$(25,561)	-31.5%
Net cash used in investing activities	(8,825)	(74,843)	66,018	-88.2%
Net cash used in financing activities	(49,506)	(46,723)	(2,783)	6.0%

The decrease in net cash from operating activities was primarily driven by a working capital investment during the current year as compared to a benefit from the working capital reduction in the prior year as we replenished inventory levels in the first quarter of 2017 following Hurricane Matthew. This decrease is partially offset by an increase in operating income.

Net cash used in investing activities for the six months ended June 30, 2017 primarily represents cash payments for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2016 primarily represents cash payments of $60.9 million related to the acquisition of Pramac and $14.0 million for the purchase of property and equipment. The Motortech acquisition was completed in the first quarter of 2017, but was funded in the fourth quarter of 2016.

Net cash used in financing activities for the six months ended June 30, 2017 primarily represents $82.8 million of debt repayments ($73.0 million of short-term borrowings and $9.8 million of long-term borrowings) and $30.0 million of payments for the repurchase of the Company’s common stock. These payments were partially offset by $65.5 million cash proceeds from borrowings ($62.4 million short-term and $3.1 million long-term).

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

Contractual Obligations

In May 2017, the Company amended its Term Loan, which reduces future interest payments on the Term Loan. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements for further information. Other than the Term Loan amendment, there have been no material changes to our contractual obligations since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2017	2016	2017	2016

Net income attributable to Generac Holdings Inc.	$25,660	$20,888	$38,502	$31,096
Net income attributable to noncontrolling interests (a)	85	55	92	59
Net income	25,745	20,943	38,594	31,155
Interest expense	10,893	11,380	21,681	22,415
Depreciation and amortization	12,986	13,650	25,583	26,443
Provision for income taxes	14,114	11,921	22,365	17,640
Non-cash write-down and other adjustments (b)	1,710	2,909	1,876	2,782
Non-cash share-based compensation expense (c)	3,186	2,901	5,818	5,386
Transaction costs and credit facility fees (d)	420	237	736	760
Business optimization expenses (e)	1,346	-	1,446	7,106
Other	(209)	(15)	(250)	48
Adjusted EBITDA	70,191	63,926	117,849	113,735
Adjusted EBITDA attributable to noncontrolling interests	1,455	1,623	2,411	2,307
Adjusted EBITDA attributable to Generac Holdings Inc.	$68,736	$62,303	$115,438	$111,428

(a)   Includes the noncontrolling interests' share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization, of $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively, and $4.3 million and $5.5 million for the three and six months ended June 30, 2016, respectively.

(b)   Represents the following non-cash charges: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, transactional foreign currency gains/losses and certain purchase accounting related adjustments. We believe that adjusting net income for these non-cash charges is useful for the following reasons:

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

(e) For the three and six months ended June 30, 2017, represents severance and other non-recurring plant consolidation costs. For the six months ended June 30, 2016, primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2017	2016	2017	2016

Net income attributable to Generac Holdings Inc.	$25,660	$20,888	$38,502	$31,096
Net income attributable to noncontrolling interests	85	55	92	59
Net income	25,745	20,943	38,594	31,155
Provision for income taxes	14,114	11,921	22,365	17,640
Income before provision for income taxes	39,859	32,864	60,959	48,795
Amortization of intangible assets	7,129	8,217	14,312	16,014
Amortization of deferred finance costs and original issue discount	818	1,066	1,308	2,122
Transaction costs and other purchase accounting adjustments (a)	429	3,443	1,014	4,690
Business optimization expenses	1,346	-	1,446	7,106
Adjusted net income before provision for income taxes	49,581	45,590	79,039	78,727
Cash income tax expense (b)	(5,642)	(1,450)	(8,729)	(3,270)
Adjusted net income	43,939	44,140	70,310	75,457
Adjusted net income attributable to noncontrolling interests	633	1,451	1,215	1,881
Adjusted net income attributable to Generac Holdings Inc.	$43,306	$42,689	$69,095	$73,576
Adjusted net income per common share attributable to Generac Holdings, Inc. - diluted:	$0.69	$0.64	$1.10	$1.11
Weighted average common shares outstanding - diluted:	62,635,437	66,388,581	62,849,877	66,465,770

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three and six months ended June 30, 2017 is based on an anticipated cash income tax rate of approximately 14% for the full year ended 2017. Amount for the three and six months ended June 30, 2016 is based on an anticipated cash income tax rate of approximately 5% for the full year ended 2016. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

In March 2016, the Company acquired a 65% ownership interest in Pramac. As a result of the acquisition, we have reviewed the internal control structure of Pramac and are in the process of making appropriate changes as we incorporate our controls and procedures into the acquired business.

Other than the continuing assessment of controls for the Pramac acquisition noted above, there have been no changes during the three months ended June 30, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2017, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended June 30, 2017, which also consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2017 – 04/30/2017	-	-	-	200,120,516
05/01/2017 – 05/31/2017	473,492	$35.43	472,500	183,381,874
06/01/2017 – 06/30/2017	372,000	35.68	372,000	170,108,876
Total	845,492	$35.54

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

Dated: August 4, 2017

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

**     Furnished herewith.