Form 10-Q
period 2017-09-30
GENERAC HOLDINGS INC.
filed 2017-11-06
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, there were 62,163,514 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$128,780	$67,272
Accounts receivable, less allowance for doubtful accounts	320,626	241,857
Inventories	349,023	349,731
Prepaid expenses and other assets	11,720	24,649
Total current assets	810,149	683,509

Property and equipment, net	218,658	212,793

Customer lists, net	43,404	45,312
Patents, net	41,955	48,061
Other intangible assets, net	2,571	2,925
Tradenames, net	154,643	158,874
Goodwill	720,059	704,640
Deferred income taxes	4,310	3,337
Other assets	5,225	2,233
Total assets	$2,000,974	$1,861,684

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$26,226	$31,198
Accounts payable	190,207	181,519
Accrued wages and employee benefits	28,266	21,189
Other accrued liabilities	109,362	93,068
Current portion of long-term borrowings and capital lease obligations	104,682	14,965
Total current liabilities	458,743	341,939

Long-term borrowings and capital lease obligations	908,101	1,006,758
Deferred income taxes	49,528	17,278
Other long-term liabilities	69,556	61,459
Total liabilities	1,485,928	1,427,434

Redeemable noncontrolling interest	41,797	33,138

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,611,513 and 70,261,481
shares issued at September 30, 2017 and December 31, 2016, respectively	706	702
Additional paid-in capital	456,156	449,049
Treasury stock, at cost	(293,969)	(262,402)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	535,172	456,052
Accumulated other comprehensive loss	(22,802)	(40,163)
Stockholders’ equity attributable to Generac Holdings Inc.	473,147	401,122
Noncontrolling interests	102	(10)
Total stockholders’ equity	473,249	401,112
Total liabilities and stockholders’ equity	$2,000,974	$1,861,684

See notes to consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$457,253	$373,121	$1,184,443	$1,027,032
Costs of goods sold	299,784	235,349	782,028	667,053
Gross profit	157,469	137,772	402,415	359,979

Operating expenses:
Selling and service	44,402	44,429	127,702	124,064
Research and development	10,864	9,426	31,732	27,512
General and administrative	22,102	18,066	64,436	55,492
Amortization of intangibles	7,242	9,511	21,554	25,525
Total operating expenses	84,610	81,432	245,424	232,593
Income from operations	72,859	56,340	156,991	127,386

Other (expense) income:
Interest expense	(10,672)	(11,299)	(32,353)	(33,714)
Investment income	14	–	57	36
Loss on change in contractual interest rate	–	(2,957)	–	(2,957)
Costs related to acquisition	(51)	(577)	(372)	(994)
Other, net	(1,519)	19	(2,733)	564
Total other expense, net	(12,228)	(14,814)	(35,401)	(37,065)

Income before provision for income taxes	60,631	41,526	121,590	90,321
Provision for income taxes	20,581	15,514	42,946	33,154
Net income	40,050	26,012	78,644	57,167
Net income (loss) attributable to noncontrolling interests	341	(171)	433	(112)
Net income attributable to Generac Holdings Inc.	$39,709	$26,183	$78,211	$57,279

Net income attributable to common shareholders per common share - basic:	$0.64	$0.41	$1.27	$0.87
Weighted average common shares outstanding - basic:	61,758,190	64,615,935	62,094,807	65,506,469

Net income attributable to common shareholders per common share - diluted:	$0.64	$0.40	$1.26	$0.87
Weighted average common shares outstanding - diluted:	62,316,788	65,126,117	62,703,269	65,992,127

Comprehensive income attributable to Generac Holdings Inc.	$43,213	$26,647	$92,177	$45,723

See notes to consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$78,644	$57,167
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	17,137	15,818
Amortization of intangible assets	21,554	25,525
Amortization of original issue discount and deferred financing costs	2,400	3,229
Loss on change in contractual interest rate	–	2,957
Deferred income taxes	28,703	22,909
Share-based compensation expense	8,402	7,805
Other	361	(45)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(70,108)	(11,642)
Inventories	16,738	6,177
Other assets	(3,852)	2,663
Accounts payable	(206)	(2,618)
Accrued wages and employee benefits	6,288	4,981
Other accrued liabilities	17,319	1,341
Excess tax benefits from equity awards	(661)	(6,754)
Net cash provided by operating activities	122,719	129,513

Investing activities
Proceeds from sale of property and equipment	77	1,349
Expenditures for property and equipment	(16,658)	(20,847)
Acquisitions of businesses, net of cash acquired	1,257	(61,386)
Net cash used in investing activities	(15,324)	(80,884)

Financing activities
Proceeds from short-term borrowings	74,443	14,117
Proceeds from long-term borrowings	3,069	–
Repayments of short-term borrowings	(80,952)	(8,244)
Repayments of long-term borrowings and capital lease obligations	(13,051)	(10,976)
Stock repurchases	(30,012)	(99,934)
Payment of debt issuance costs	(1,517)	–
Cash dividends paid	–	(76)
Taxes paid related to the net share settlement of equity awards	(2,479)	(12,308)
Proceeds from exercise of stock options	1,717	–
Excess tax benefits from equity awards	–	6,754
Net cash used in financing activities	(48,782)	(110,667)

Effect of exchange rate changes on cash and cash equivalents	2,895	344

Net increase (decrease) in cash and cash equivalents	61,508	(61,694)
Cash and cash equivalents at beginning of period	67,272	115,857
Cash and cash equivalents at end of period	$128,780	$54,163

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

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, become effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company has substantially completed its assessment of the potential impacts the standard may have on its financial statements, and believes that the adoption will not have a material impact. The Company is currently planning to adopt the standard using the full retrospective method.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This guidance is being issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, and to make certain targeted improvements to simplify the application of the hedge accounting guidance. For existing hedges, this guidance should be applied using a cumulative effect adjustment, while the presentation and disclosure guidance should be adopted on a prospective basis. The standard is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The primary impact of adoption is the prospective recognition of excess tax benefits or deficiencies within the provision for income taxes on the condensed consolidated statement of comprehensive income rather than within additional paid-in capital on the condensed consolidated balance sheet. Further, the Company has elected to continue to estimate forfeitures expected to occur to determine the amount of stock compensation expense recognized each period. The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits or deficiencies prospectively. The presentation requirements for cash flows related to employee taxes paid in exchange for withheld shares had no impact to any period presented on the condensed consolidated statements of cash flows as such cash flows have historically been presented as a financing activity. There were no cumulative effect adjustments made to equity as of the beginning of the fiscal period, as those provisions of ASU 2016-09 were not applicable or had no impact to the Company.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016
Balance at beginning of period	$37,796		$35,685	$33,138		$-
Noncontrolling interest of Pramac	1,540	(1)	-	1,540	(1)	34,253
Net income	283		(168)	493		(1)
Foreign currency translation	2,178		752	7,535		2,017
Redemption value adjustment	-		-	(909)		-
Balance at end of period	$41,797		$36,269	$41,797		$36,269

(1)	Represents the additional noncontrolling interest of Pramac resulting from a common control transaction between the Generac Mobile Products S.r.l. and Pramac UK Limited legal entities.

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

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pramac from the date of acquisition through September 30, 2017.

The following unaudited pro forma information of the Company gives effect to this acquisition as though the transaction had occurred on January 1, 2016. Consolidated net sales on a pro forma basis for the three and nine month periods ended September 30, 2016 were $373,121 and $1,056,379, respectively. The pro forma impact of this acquisition on net income and earnings per share for both the three and nine month periods ended September 30, 2016 is not significant due to amortization related to acquired intangible assets and the fair value step-up of inventory in purchase accounting. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on January 1, 2016.

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

Commodities

The Company is exposed to significant price fluctuations in commodities it uses as raw materials, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had one commodity contract outstanding, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains recognized for the three and nine months ended September 30, 2017 were $140 and $325, respectively. Net pre-tax gains (losses) recognized for the three and nine months ended September 30, 2016 were $(10) and $66, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of September 30, 2017, December 31, 2016 and September 30, 2016, the Company had twenty-two, thirty-eight and fifteen foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains recognized for the three and nine months ended September 30, 2017 were $447 and $626, respectively. Net pre-tax gains (losses) recognized for the three and nine months ended September 30, 2016 were $24 and $(154), respectively.

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

In the second quarter of 2017, the Company entered into ten interest rate swap agreements. In August 2017, the Company entered into ten additional interest rate swap agreements. These interest rate swap agreements also qualify as cash flow hedges. The following table presents the details of the additional interest rate swaps from August 2017:

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date

Interest Rate	August 9, 2017	July 1, 2018	$125,000	1.6298%	July 1, 2019
Interest Rate	August 9, 2017	July 1, 2019	125,000	1.8598%	July 1, 2020
Interest Rate	August 9, 2017	July 1, 2020	125,000	2.0848%	July 1, 2021
Interest Rate	August 9, 2017	July 1, 2021	125,000	2.3010%	July 1, 2022
Interest Rate	August 9, 2017	July 1, 2022	125,000	2.4848%	May 31, 2023
Interest Rate	August 30, 2017	July 1, 2018	125,000	1.5503%	July 1, 2019
Interest Rate	August 30, 2017	July 1, 2019	125,000	1.7553%	July 1, 2020
Interest Rate	August 30, 2017	July 1, 2020	125,000	1.9803%	July 1, 2021
Interest Rate	August 30, 2017	July 1, 2021	125,000	2.2228%	July 1, 2022
Interest Rate	August 30, 2017	July 1, 2022	125,000	2.4153%	May 31, 2023

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2017	December 31, 2016
Commodity contracts	$364	$623
Foreign currency contracts	1,257	(150)
Interest rate swaps	469	(1,739)

The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair values of the interest rate swaps are included in other assets in the condensed consolidated balance sheets as of September 30, 2017. The fair value of the commodity contract is included in other assets, the fair value of the foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2016. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2017 and December 31, 2016 is an asset of $2,097 and a liability of $1,295, respectively, which represents the amount the Company would either receive or need to pay upon exit of the agreements on those dates.

The amount of gains recognized in AOCL in the condensed consolidated balance sheets on the effective portion of interest rate swaps designated as hedging instruments for the three and nine months ended September 30, 2017 were $581 and $1,345, respectively. The amount of gains (losses) for the three and nine months ended September 30, 2016 were $779 and $(509), respectively.

The amount of pre-tax gains recognized in cost of goods sold in the condensed consolidated statements of comprehensive income for commodity and foreign currency contracts not designated as hedging instruments for the three and nine months ended September 30, 2017 were $587 and $951, respectively. The amount of pre-tax gains (losses) for the three and nine months ended September 30, 2016 were $14 and $(88), respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $904,282, was approximately $907,085 (Level 2) at September 30, 2017, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

5. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2017 and 2016, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2017	$(15,857)	$(11,040)	$(312)		$(27,209)
Other comprehensive income before reclassifications	3,826	-	581	(1)	4,407
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	3,826	-	581		4,407
Ending Balance – September 30, 2017	$(12,031)	$(11,040)	$269		$(22,802)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2016	$(20,234)	$(11,362)	$(2,899)		$(34,495)
Other comprehensive income (loss) before reclassifications	(315)	-	779	(2)	464
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(315)	-	779		464
Ending Balance – September 30, 2016	$(20,549)	$(11,362)	$(2,120)		$(34,031)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)		$(40,163)
Other comprehensive income before reclassifications	16,016	-	1,345	(3)	17,361
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	16,016	-	1,345		17,361
Ending Balance – September 30, 2017	$(12,031)	$(11,040)	$269		$(22,802)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)	$(1,611)		$(22,475)
Other comprehensive loss before reclassifications	(11,047)	-	(509)	(4)	(11,556)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(11,047)	-	(509)		(11,556)
Ending Balance – September 30, 2016	$(20,549)	$(11,362)	$(2,120)		$(34,031)

(1)	Represents unrealized gains of $934, net of tax effect of $(373) for the three months ended September 30, 2017.
(2)	Represents unrealized gains of $1,279, net of tax effect of $(500) for the three months ended September 30, 2016.
(3)	Represents unrealized gains of $2,188, net of tax effect of $(863) for the nine months ended September 30, 2017.
(4)	Represents unrealized losses of $(836), net of tax benefit of $327 for the nine months ended September 30, 2016.

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

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Reportable Segments	2017	2016	2017	2016
Domestic	$364,323	$299,095	$918,727	$833,831
International	92,930	74,026	265,716	193,201
Total net sales	$457,253	$373,121	$1,184,443	$1,027,032

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

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Classes	2017	2016	2017	2016
Residential products	$251,921	$192,856	$604,894	$533,572
Commercial & industrial products	174,538	149,676	496,736	409,396
Other	30,794	30,589	82,813	84,064
Total net sales	$457,253	$373,121	$1,184,443	$1,027,032

Management evaluates the performance of its segments based primarily on Adjusted EBITDA before noncontrolling interests, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$83,128	$69,309	$190,131	$173,521
International	5,625	3,527	16,471	13,050
Total adjusted EBITDA	$88,753	$72,836	$206,602	$186,571

Interest expense	(10,672)	(11,299)	(32,353)	(33,714)
Depreciation and amortization	(13,108)	(14,900)	(38,691)	(41,343)
Non-cash write-down and other adjustments (1)	(756)	1,093	(2,632)	(1,689)
Non-cash share-based compensation expense (2)	(2,584)	(2,419)	(8,402)	(7,805)
Loss on change in contractual interest rate (3)	-	(2,957)	-	(2,957)
Transaction costs and credit facility fees (4)	(234)	(739)	(970)	(1,499)
Business optimization expenses (5)	(487)	(58)	(1,933)	(7,164)
Other	(281)	(31)	(31)	(79)
Income before provision for income taxes	$60,631	$41,526	$121,590	$90,321

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

For the three and nine month periods ended September 30, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time.

(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(5)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 76% and 77% of total sales for the three months ended September 30, 2017 and 2016, respectively, and represented approximately 74% and 78% of total sales for the nine months ended September 30, 2017 and 2016, respectively. Approximately 85% and 87% of the Company’s identifiable long-lived assets are located in the United States at September 30, 2017 and December 31, 2016, respectively.

7. Balance Sheet Details

Inventories consist of the following:

	September 30, 2017	December 31, 2016

Raw material	$223,184	$218,911
Work-in-process	8,251	2,950
Finished goods	117,588	127,870
Total	$349,023	$349,731

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016

Land and improvements	$12,708	$12,079
Buildings and improvements	127,344	122,747
Machinery and equipment	88,555	81,687
Dies and tools	24,799	23,269
Vehicles	1,866	1,474
Office equipment and systems	71,152	66,929
Leasehold improvements	2,465	2,319
Construction in progress	10,380	8,654
Gross property and equipment	339,269	319,158
Accumulated depreciation	(120,611)	(106,365)
Total	$218,658	$212,793

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$32,813	$30,735	$31,695	$30,197
Product warranty reserve assumed in acquisition	-	-	43	840
Payments	(5,135)	(5,424)	(13,980)	(13,976)
Provision for warranty issued	6,206	5,762	14,452	13,464
Changes in estimates for pre-existing warranties	(705)	286	969	834
Balance at end of period	$33,179	$31,359	$33,179	$31,359

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$36,717	$29,082	$31,080	$28,961
Deferred revenue contracts issued	12,355	2,843	21,222	5,606
Amortization of deferred revenue contracts	(1,827)	(1,430)	(5,057)	(4,072)
Balance at end of period	$47,245	$30,495	$47,245	$30,495

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2017	2016
Product warranty liability
Current portion - other accrued liabilities	$20,445	$20,763
Long-term portion - other long-term liabilities	12,734	10,932
Total	$33,179	$31,695

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$10,313	$6,728
Long-term portion - other long-term liabilities	36,932	24,352
Total	$47,245	$31,080

9. Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
	2017	2016
ABL facility	$-	$-
Other lines of credit	26,226	31,198
Total	$26,226	$31,198

Long-term borrowings in the condensed consolidated balance sheets include the following:

	September 30,	December 31,
	2017	2016
Term loan	$929,000	$929,000
Original issue discount and deferred financing costs	(25,708)	(26,677)
ABL facility	100,000	100,000
Capital lease obligation	4,833	4,647
Other	4,658	14,753
Total	1,012,783	1,021,723
Less: current portion of debt	104,011	14,399
Less: current portion of capital lease obligation	671	566
Total	$908,101	$1,006,758

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

As the Company’s net debt leverage ratio continued to be above 3.00 to 1.00 on July 1, 2016, the Company recorded a cumulative catch-up loss of $2,957 in the third quarter of 2016, which represents the additional cash interest expected to be paid while the net debt leverage ratio was expected to be above 3.00 to 1.00 using current forecasts at that time.

In May 2017, the Company amended its Term Loan, modifying the pricing of the facility by reducing the applicable margin rates to base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%. Further, the amendment removed the pricing grid that would reduce the applicable margin if a net debt leverage ratio of 3.00 to 1.00 was achieved. The amended Term Loan pricing is still subject to the 0.75% LIBOR floor. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,432 of fees as deferred financing costs on long-term borrowings and expensed $85 of transaction fees in the second quarter of 2017. As of September 30, 2017, the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

In May 2015, the Company borrowed $100,000 under the ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. As of September 30, 2017, there was $100,000 outstanding under the ABL Facility, leaving $142,220 of availability, net of outstanding letters of credit. In October 2017, the Company repaid $90,000 of the outstanding ABL Facility balance.

As of September 30, 2017 and December 31, 2016, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $26,226 and $31,198, respectively.

10. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the program, the Company may repurchase up to $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2017, the Company repurchased 844,500 shares of its common stock for $30,012. Since the inception of both programs, the Company has repurchased 8,116,706 shares of its common stock for $279,891, all funded with cash on hand.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income attributable to Generac Holdings Inc.	$39,709	$26,183	$78,211	$57,279
Redeemable noncontrolling interest redemption value adjustment	-	-	909	-
Net income attributable to common shareholders	$39,709	$26,183	$79,120	$57,279

Denominator
Weighted average shares, basic	61,758,190	64,615,935	62,094,807	65,506,469
Dilutive effect of stock compensation awards (1)	558,598	510,182	608,462	485,658
Diluted shares	62,316,788	65,126,117	62,703,269	65,992,127

Net income attributable to common shareholders per share
Basic	$0.64	$0.41	$1.27	$0.87
Diluted	$0.64	$0.40	$1.26	$0.87

(1) Excludes approximately 146,000 stock options for the three-month period ended September 30, 2017, and 188,800 stock options for the nine-month period ended September 30, 2017, as the impact of such awards was anti-dilutive. Excludes approximately 208,400 stock options for the three-month period ended September 30, 2016, and 172,900 stock options for the nine-month period ended September 30, 2016, as the impact of such awards was anti-dilutive.

12. Income Taxes

The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 35.3% and 36.7%, respectively. The decrease in the effective income tax rate in 2017 was primarily due to non-recurring discrete tax items that favorably impacted the current year and unfavorably impacted the prior year.

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

13. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses it incurs. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2017 and December 31, 2016 was approximately $40,500 and $33,900, respectively.

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

Overview

We are a leading designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our primary competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of these acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, and in Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, can have a material impact on our results of operations. Also, with the Pramac acquisition in 2016, we have further expanded our commercial and operational presence outside of the United States. This acquisition, along with our other international operations, exposes us to fluctuations in foreign currency exchange rates that can have a material impact on our results of operations.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, and repayments or borrowings of indebtedness. Cash interest expense decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the $25 million voluntary prepayment of Term Loan debt in November 2016, the May 2017 Term Loan refinancing and decreased borrowings at other subsidiaries, partially offset by an increase in the LIBOR rate. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net sales	$457,253	$373,121	$84,132	22.5%
Cost of goods sold	299,784	235,349	64,435	27.4%
Gross profit	157,469	137,772	19,697	14.3%
Operating expenses:
Selling and service	44,402	44,429	(27)	-0.1%
Research and development	10,864	9,426	1,438	15.3%
General and administrative	22,102	18,066	4,036	22.3%
Amortization of intangible assets	7,242	9,511	(2,269)	-23.9%
Total operating expenses	84,610	81,432	3,178	3.9%
Income from operations	72,859	56,340	16,519	29.3%
Total other expense, net	(12,228)	(14,814)	2,586	-17.5%
Income before provision for income taxes	60,631	41,526	19,105	46.0%
Provision for income taxes	20,581	15,514	5,067	32.7%
Net income	40,050	26,012	14,038	54.0%
Net income attributable to noncontrolling interests	341	(171)	512	-299.4%
Net income attributable to Generac Holdings Inc.	$39,709	$26,183	$13,526	51.7%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$364,323	$299,095	$65,228	21.8%
International	92,930	74,026	18,904	25.5%
Total net sales	$457,253	$373,121	$84,132	22.5%

	Adjusted EBITDA
	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Domestic	$83,128	$69,309	$13,819	19.9%
International	5,625	3,527	2,098	59.5%
Total Adjusted EBITDA	$88,753	$72,836	$15,917	21.9%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$251,921	$192,856	$59,065	30.6%
Commercial & industrial products	174,538	149,676	24,862	16.6%
Other	30,794	30,589	205	0.7%
Total net sales	$457,253	$373,121	$84,132	22.5%

Net sales.    The increase in Domestic sales for the three months ended September 30, 2017 was primarily due to substantial growth in shipments of portable generators driven by increased outage activity from Hurricanes Harvey, Irma and Maria; along with the continuation of very strong growth for mobile products. Additionally, there were increases in shipments of home standby generators and specialty outdoor power equipment.

The increase in International sales for the three months ended September 30, 2017 was primarily due to the contribution from the recent acquisition of Motortech. The growth was also due to increased organic shipments of both C&I and residential products within the European and Latin America regions, along with the favorable impact of a stronger Euro as compared to the prior year.

The total net sales contribution from non-annualized recent acquisitions to the three months ended September 30, 2017 was $10.1 million.

Gross profit.    Gross profit margin for the third quarter of 2017 was 34.4% compared to 36.9% in the prior-year third quarter. The decrease in gross margin as compared to the prior year was primarily due to unfavorable sales mix attributable to significantly higher sales of portable generators and mobile products relative to the prior year, which carry lower gross margins relative to the consolidated average.

Operating expenses.    The increase in operating expenses was primarily driven by the addition of recurring operating expenses associated with the Motortech acquisition and additional incentive compensation accrued during the current-year quarter. Partially offsetting these impacts was a decline in amortization of intangibles.

Other expense.    The decrease in other expense was primarily due to a prior-year $3.0 million non-cash loss on change in contractual interest rate not repeating; and a decrease in interest expense due to the $25.0 million voluntary prepayment of Term Loan debt in November 2016, the May 2017 Term Loan refinancing and decreased borrowings at other subsidiaries. These impacts were partially offset by an increase in foreign currency transactional losses.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2017 and 2016 were 33.9% and 37.4%, respectively. The decrease in the effective income tax rate is due to non-recurring discrete tax items that favorably impacted the current year and unfavorably impacted the prior year.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the three months ended September 30, 2017 were 22.8% of net sales compared to 23.2% in the prior-year third quarter. Adjusted EBITDA margin in the current year was impacted by unfavorable sales mix due to significantly higher sales of portable generators and mobile products relative to prior year. These impacts were largely offset by improved overall leverage of fixed operating expenses on the organic increase in sales.

Adjusted EBITDA margins for the International segment, before deducting for noncontrolling interests, for the three months ended September 30, 2017 were 6.1% of net sales compared to 4.8% in the prior-year third quarter. The improvement was primarily due to improved leverage of fixed manufacturing and operating expenses on the organic increase in sales. These impacts were partially offset by unfavorable foreign currency effects.

Adjusted Net Income.    Adjusted Net Income of $57.8 million for the three months ended September 30, 2017 increased 8.6% from $53.2 million for the three months ended September 30, 2016, due to the factors outlined above, partially offset by an increase in cash income tax expense and an increase in adjusted net income attributable to noncontrolling interests.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net sales	$1,184,443	$1,027,032	$157,411	15.3%
Cost of goods sold	782,028	667,053	114,975	17.2%
Gross profit	402,415	359,979	42,436	11.8%
Operating expenses:
Selling and service	127,702	124,064	3,638	2.9%
Research and development	31,732	27,512	4,220	15.3%
General and administrative	64,436	55,492	8,944	16.1%
Amortization of intangible assets	21,554	25,525	(3,971)	-15.6%
Total operating expenses	245,424	232,593	12,831	5.5%
Income from operations	156,991	127,386	29,605	23.2%
Total other expense, net	(35,401)	(37,065)	1,664	-4.5%
Income before provision for income taxes	121,590	90,321	31,269	34.6%
Provision for income taxes	42,946	33,154	9,792	29.5%
Net income	78,644	57,167	21,477	37.6%
Net income attributable to noncontrolling interests	433	(112)	545	-486.6%
Net income attributable to Generac Holdings Inc.	$78,211	$57,279	$20,932	36.5%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$918,727	$833,831	$84,896	10.2%
International	265,716	193,201	72,515	37.5%
Total net sales	$1,184,443	$1,027,032	$157,411	15.3%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Domestic	$190,131	$173,521	$16,610	9.6%
International	16,471	13,050	3,421	26.2%
Total Adjusted EBITDA	$206,602	$186,571	$20,031	10.7%

The following table sets forth our product class information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$604,894	$533,572	$71,322	13.4%
Commercial & industrial products	496,736	409,396	87,340	21.3%
Other	82,813	84,064	(1,251)	-1.5%
Total net sales	$1,184,443	$1,027,032	$157,411	15.3%

Net sales.    The increase in Domestic sales for the nine months ended September 30, 2017 was primarily due to strong growth in shipments of portable generators driven by increased outage activity, along with strong growth for mobile products. Additionally, there were increases in shipments of home standby generators and specialty outdoor power equipment.

The increase in International sales for the nine months ended September 30, 2017 was primarily due to the contribution from the recent acquisitions of Pramac and Motortech. The growth was also due to increased organic shipments of both C&I and residential products within the European and Latin America regions, along with the favorable impact of a stronger Euro as compared to the prior year.

The total net sales contribution from non-annualized recent acquisitions to the nine months ended September 30, 2017 was $60.1 million.

Gross profit.    Gross profit margin for the first nine months of 2017 was 34.0% compared to 35.1% in the first nine months of 2016. The prior year included $2.7 million of business optimization and restructuring costs classified within cost of goods sold to address the significant and extended downturn for capital spending within the oil & gas industry, as well as $3.4 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these charges, pro-forma gross margin in the prior-year was 35.7%. This pro-forma decline in gross margin as compared to the prior year was due to the mix impact from the Pramac and Motortech acquisitions, unfavorable sales mix attributable to higher sales of portable generators and mobile products relative to prior year, higher commodity prices seen in prior quarters and certain plant consolidation costs. These impacts were partially offset by improved leverage of fixed manufacturing costs on the higher organic sales and net favorable pricing impacts.

Operating expenses.    Operating expenses increased $12.8 million, or 5.5%, as compared to the first nine months of 2016. The prior-year included $4.4 million of business optimization and restructuring costs classified within operating expenses to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, operating expenses increased $17.2 million, or 7.6%, as compared to the prior year. This increase was primarily driven by the addition of recurring operating expenses associated with the recent acquisitions of Pramac and Motortech, and additional incentive compensation accrued during the current year, partially offset by a decline in amortization of intangibles.

Other expense.    The decrease in other expense was primarily due to a prior-year $3.0 million non-cash loss on change in contractual interest rate not repeating, and a decrease in interest expense due to the $25.0 million voluntary prepayment of Term Loan debt in November 2016 and decreased borrowings at other subsidiaries. These impacts were partially offset by an increase in foreign currency transactional losses.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 35.3% and 36.7%, respectively. The decrease in the effective income tax rate is due to non-recurring discrete tax items.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the nine months ended September 30, 2017 were 20.7% of net sales compared to 20.8% for the nine months ended September 30, 2016. Adjusted EBITDA margins decreased due to unfavorable sales mix and higher commodity prices seen in prior quarters, mostly offset by improved overall leverage of fixed operating expenses on the organic increase in sales, and the net favorable impact of higher pricing.

Adjusted EBITDA margins for the International segment, before deducting for noncontrolling interests, for the nine months ended September 30, 2017 were 6.2% of net sales compared to 6.8% for the nine months ended September 30, 2016. The decline was primarily due to the Pramac acquisition, unfavorable foreign currency impacts, higher commodity prices and increased overall operating expenses including the expansion of branch operations. These impacts were partially offset by improved leverage of fixed manufacturing and operating expenses on the organic increase in sales along with the addition of the Motortech acquisition.

Adjusted Net Income.    Adjusted Net Income of $126.9 million for the nine months ended September 30, 2017 increased 0.1% from $126.8 million for the nine months ended September 30, 2016, due to the factors outlined, partially offset by an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. Following the amendment in May 2017, the Term Loan bears interest at rates based upon either a base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%, subject to a LIBOR floor of 0.75%. As of September 30, 2017, we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $250.0 million ABL Facility. The maturity date of the ABL Facility is May 29, 2020. In May 2015, we borrowed $100.0 million under the ABL Facility, the proceeds of which were used as a voluntary prepayment of Term Loan borrowings. As of September 30, 2017, there was $100.0 million outstanding under the ABL Facility, and we were in compliance with all of its covenants. In October 2017, we repaid $90.0 million of the outstanding ABL Facility balance.

At September 30, 2017, we had cash and cash equivalents on hand of $128.8 million and $142.2 million of availability under our ABL Facility, net of outstanding letters of credit.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. For the nine months ended September 30, 2017, the Company repurchased 844,500 shares of its common stock for $30.0 million. Since the inception of both programs, we have repurchased 8,116,706 shares of our common stock for $279.9 million, all funded with cash on hand.

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

Cash Flow

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change

Net cash provided by operating activities	$122,719	$129,513	$(6,794)	-5.2%
Net cash used in investing activities	(15,324)	(80,884)	65,560	-81.1%
Net cash used in financing activities	(48,782)	(110,667)	61,885	-55.9%

The decrease in net cash from operating activities was primarily driven by more of a working capital investment during the current year as compared to the prior year as we replenished inventory levels in the first quarter of 2017 following Hurricane Matthew, and ramped production in the third quarter of 2017 in response to Hurricanes Harvey, Irma and Maria. This decrease is partially offset by an increase in operating income.

Net cash used in investing activities for the nine months ended September 30, 2017 primarily represents cash payments for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2016 primarily represents cash payments of $60.9 million related to the acquisition of Pramac and $20.8 million for the purchase of property and equipment. The Motortech acquisition was completed in the first quarter of 2017, but was funded in the fourth quarter of 2016.

Net cash used in financing activities for the nine months ended September 30, 2017 primarily represents $94.0 million of debt repayments ($80.9 million of short-term borrowings and $13.1 million of long-term borrowings) and $30.0 million of payments for the repurchase of the Company’s common stock. These payments were partially offset by $77.5 million cash proceeds from borrowings ($74.4 million short-term and $3.1 million long-term).

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

Contractual Obligations

In May 2017, the Company amended its Term Loan, which reduces future interest payments on the Term Loan. Refer to Note 9, “Credit Agreements,” to the condensed consolidated financial statements for further information. In addition, in October 2017, we repaid $90.0 million of the outstanding ABL Facility balance. Other than the Term Loan amendment and ABL principal payment, there have been no material changes to our contractual obligations since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2017	2016	2017	2016

Net income attributable to Generac Holdings Inc.	$39,709	$26,183	$78,211	$57,279
Net income attributable to noncontrolling interests (a)	341	(171)	433	(112)
Net income	40,050	26,012	78,644	57,167
Interest expense	10,672	11,299	32,353	33,714
Depreciation and amortization	13,108	14,900	38,691	41,343
Provision for income taxes	20,581	15,514	42,946	33,154
Non-cash write-down and other adjustments (b)	756	(1,093)	2,632	1,689
Non-cash share-based compensation expense (c)	2,584	2,419	8,402	7,805
Loss on change in contractual interest rate (d)	-	2,957	-	2,957
Transaction costs and credit facility fees (e)	234	739	970	1,499
Business optimization expenses (f)	487	58	1,933	7,164
Other	281	31	31	79
Adjusted EBITDA	88,753	72,836	206,602	186,571
Adjusted EBITDA attributable to noncontrolling interests	1,178	708	3,589	3,015
Adjusted EBITDA attributable to Generac Holdings Inc.	$87,575	$72,128	$203,013	$183,556

(a)   Includes the noncontrolling interests' share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization, of $1.2 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $6.9 million for the three and nine months ended September 30, 2016, respectively.

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

(d) For the three and nine months ended September 30, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time.

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

(f) For the three and nine months ended September 30, 2017, represents severance and other non-recurring plant consolidation costs. For the three and nine months ended September 30, 2016, primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2017	2016	2017	2016

Net income attributable to Generac Holdings Inc.	$39,709	$26,183	$78,211	$57,279
Net income attributable to noncontrolling interests	341	(171)	433	(112)
Net income	40,050	26,012	78,644	57,167
Provision for income taxes	20,581	15,514	42,946	33,154
Income before provision for income taxes	60,631	41,526	121,590	90,321
Amortization of intangible assets	7,242	9,511	21,554	25,525
Amortization of deferred finance costs and original issue discount	1,092	1,107	2,400	3,229
Loss on change in contractual interest rate	-	2,957	-	2,957
Transaction costs and other purchase accounting adjustments (a)	(35)	469	979	5,159
Business optimization expenses	487	58	1,933	7,164
Adjusted net income before provision for income taxes	69,417	55,628	148,456	134,355
Cash income tax expense (b)	(10,878)	(2,325)	(19,607)	(5,595)
Adjusted net income	58,539	53,303	128,849	128,760
Adjusted net income attributable to noncontrolling interests	697	58	1,912	1,939
Adjusted net income attributable to Generac Holdings Inc.	$57,842	$53,245	$126,937	$126,821

Adjusted net income per common share attributable to Generac Holdings, Inc. - diluted:	$0.93	$0.82	$2.02	$1.92
Weighted average common shares outstanding - diluted:	62,316,788	65,126,117	62,703,269	65,992,127

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three and nine months ended September 30, 2017 is based on an anticipated cash income tax rate of approximately 17% for the full year ended 2017. Amount for the three and nine months ended September 30, 2016 is based on an anticipated cash income tax rate of approximately 6% for the full year ended 2016. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

In October 2017, a subsidiary of the Company implemented the new global enterprise resource planning (ERP) system. In connection with that ERP system implementation, we are updating our internal controls over financial reporting for that subsidiary, as necessary, to accommodate modifications to their business processes and accounting procedures. Additional implementations are expected to occur at the Company’s remaining locations over a multi-year period.

Other than the continuing assessment of controls for the Pramac acquisition and ERP implementation noted above, there have been no changes during the three months ended September 30, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2017, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 24, 2017 filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended September 30, 2017, which also consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2017 – 07/31/2017	-	-	-	170,108,876
08/01/2017 – 08/31/2017	4,713	$ 37.82	-	170,108,876
09/01/2017 – 09/30/2017	2,463	$ 43.54	-	170,108,876
Total	7,176	$ 39.79

For equity compensation plan information, please refer to Note 15, "Share Plans," in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Dated: November 6, 2017

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

**     Furnished herewith.