Form 10-K
period 2017-12-31
GENERAC HOLDINGS INC.
filed 2018-02-26
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,189,264,580 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 16, 2018, 62,325,716 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2017 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

2017 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components used in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities and product mix;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls; and
●	changes in environmental, health and safety laws and regulations.

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

PART I

Item 1. Business

Founded in 1959, Generac Holdings Inc. (the Company or Generac) is a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Reportable Segments

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac and Motortech acquisitions, all of which have revenues that are substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products, which are discussed in further detail below in the context of our product classes. Refer to Note 6, “Segment Reporting,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, with manufacturer's suggested retail prices (MSRPs) from approximately $1,949 to $16,199. These products operate on natural gas, liquid propane or diesel and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. We also provide a cellular-based remote monitoring system for home standby generators called Mobile Link™, which allows our customers to check the status of their generator conveniently from a desktop PC, tablet computer or smartphone, and also provides the capability to receive maintenance and service alerts.

We provide a broad product line of portable and inverter generators that are fueled predominantly by gasoline, with certain models running on propane and diesel fuel, which range in size from 800W to 17.5kW. These products serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and at the recreational market with our inverter product line. In addition, we offer manual transfer switches to supplement our portable generator product offering.

We provide a broad product line of engine driven power washers for residential and commercial use, fueled by gasoline, which range in pressure from 2,500 to 4,200 PSI. Additionally, we offer a product line of water pumps built to meet the water removal needs of homeowners, farmers, construction crews and other end-user applications.

Further, we provide a broad product line of outdoor power equipment that includes trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders for the property maintenance needs of larger-acreage residences, commercial properties, municipalities and farms. These products are largely sold in North America through catalogs, on-line, retail hardware stores and outdoor power equipment dealers primarily under the DR® brand name.

Residential products comprised 52.0%, 53.5% and 51.2%, respectively, of total net sales in 2017, 2016 and 2015.

Commercial & Industrial Products

We offer a full line of C&I generators fueled by diesel, natural gas, liquid propane and Bi-Fuel™. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW.

Our light-commercial standby generators include a full range of affordable systems from 22kW to 150kW and related transfer switches, providing three-phase power sufficient for most small and mid-sized businesses such as grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks, small health care facilities and other small-footprint retail applications. Our light-commercial generators run on natural gas, liquid propane and diesel fuel.

We manufacture a broad product line of standard and configured stationary generators and related transfer switches for various industrial standby, continuous-duty and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, which includes stationary and containerized packages, with our MPS technology extending our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. We offer four fuel options for our industrial generators, including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for larger applications in the healthcare, telecom, datacom, commercial office, municipal and manufacturing markets.

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

We provide a broad product line of light towers, mobile generators and mobile heaters, which provide temporary lighting, power and heat for various end markets, such as road and commercial construction, energy, mining, military and special events. We also manufacture commercial mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications.

The acquisition of Motortech in January 2017 added gaseous-engine control systems and accessories which are sold primarily to European gas-engine manufacturers and to aftermarket customers.

C&I products comprised 41.0%, 38.6% and 41.6% respectively, of total net sales in 2017, 2016 and 2015.

Other Products

Our “Other Products” category includes aftermarket service parts to our dealers, product accessories and proprietary engines to third-party original equipment manufacturers (OEMs).

Other products comprised 7.0%, 7.9% and 7.2%, respectively, of total net sales in 2017, 2016 and 2015.

Distribution Channels and Customers

We distribute our products through a variety of different distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers (including certain private label arrangements), catalogs, equipment rental companies and equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers, who are the end users of our products.

We believe our distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. We offer a broad set of tools, programs and factory support to help our distribution partners be successful. Our network is well balanced with no customer providing more than 6% of our sales in 2017.

Our overall dealer network located in the United States, Canada and Latin America, is the industry's largest network of factory direct independent generator contractors in North America. We expanded our dealer network in recent years on a global basis with the acquisition of Pramac in March 2016, particularly in Europe, the Middle East and Asia/Pacific regions.

Our residential/light commercial dealer network sells, installs and services our residential and light commercial products to end users. We have increased our level of investment in recent years by focusing on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the United States and Canada. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales and product support. Our industrial distributors and dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. Over the past several years, we have been expanding our dealer network globally through acquisitions and organic means, in order to expand our international sales opportunities.

Our retail distribution network includes thousands of locations across the globe and includes a variety of regional and national home improvement chains, retailers, clubs, buying groups and farm supply stores. These physical retail locations are supplemented by a growing presence of e-commerce retailers, along with a number of catalog retailers. This network primarily sells our residential standby, portable and light-commercial generators, as well as our other engine powered tools. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby product category.

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

The distribution for our mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors and construction companies, which primarily serve non-residential building construction, road construction, energy markets and special events. In addition, international acquisitions over the past several years have provided access to numerous independent distributors in over 150 countries.

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, convenience stores, grocery stores and other light commercial applications. Additionally, our residential products are sold direct to individual consumers, who are the end users of the product.

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

Gaining commercial and industrial market share. Our growth strategy for commercial and industrial power generation products is focused on incremental market share gains. Key to this objective are efforts to leverage our expanding platform of diesel and natural gas offerings by better optimizing our industrial distribution partners’ capabilities to market, sell and support these products. Specifically, we continue to pursue certain initiatives to expand our distributors’ interactions with engineering firms and electrical contractors responsible for specifying and selecting our products within C&I power generation applications. We are also committed to a number of sales process initiatives and go-to-market strategies to increase market visibility and improve the overall specification rates for our products which should increase quoting activity and close rates for our industrial distributors.

Lead with gas power generation products. We will attempt to gain incremental market share within commercial and industrial markets through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled standby power solutions. While still a smaller portion of the overall C&I market, we believe demand for these products continues to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs. We also intend to explore new gaseous generator related market opportunities, including increasing our product capabilities for continuous-duty and prime rated applications, by leveraging our deep technical capabilities for gaseous-fueled products, leading position for natural gas standby generators and growing market acceptance for these products. As part of this strategy, we plan to continue to expand our natural gas product offering into larger power nodes to take advantage of the continuing shift from diesel to natural gas generators.

Expanding global presence. We have increased our revenues shipped outside the U.S. and Canada in recent years, with sales outside this region accounting for approximately 22% of our revenues during 2017, as compared to approximately 20% and 10% in 2016 and 2015, respectively. This increase is largely the result of acquisitions made that comprise our International segment – Ottomotores, Tower Light, Pramac and Motortech. These businesses have significantly increased our global presence by adding product, manufacturing and distribution capabilities that serve local markets around the world, and have resulted in us becoming a leading global player in the markets for backup power and mobile power equipment. As we look forward, we intend to leverage our increased international footprint attained from these acquisitions to serve the over $13 billion annual market for power generation equipment outside the U.S. and Canada. We also intend to improve the profit margins of our International segment by executing on several revenue and cost synergies, and driving organic growth in existing markets with additional investment and focus, including the expanding opportunity for global gaseous-fueled products. We will continue to evaluate other opportunities to expand into additional regions of the world through both organic initiatives and potential acquisitions.

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

Research and Development

Our primary focus on power generation equipment and other engine powered products drives technological innovation, specialized engineering and manufacturing competencies. Research and development (R&D) is a core competency and includes a staff of over 350 engineers working on numerous projects. Our total R&D expense was $42.9 million, $37.2 million and $32.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. R&D is conducted at various facilities worldwide, including a recent expansion of our advanced engineering labs at our corporate headquarters and the addition of a Chinese technology center in Suzhou, China. These activities are focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 30 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in engine powered equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

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

Suppliers of Raw Materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable suppliers in the United States and internationally. Our Strategic Global Sourcing (SGS) function continuously evaluates the quality and cost structure of our products and assesses the capabilities of our supply chain. Components are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components.

Competition

The market for power generation equipment and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment and engine powered tools providers, both domestic and internationally. However, specifically in the generator market, most of the traditional participants compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power equipment with a core emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enables us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse distribution model and strong factory support provide additional advantages as well.

A summary of the primary competitors across our main product classes are as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, Husqvarna and Ariens, along with a number of smaller domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, MTU, Stemac, IGSA, Wacker, MultiQuip, Terex, Doosan, Briggs & Stratton (Allmand), Atlas Copco and Himonisa; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also, we compete against other regional packagers that serve local markets throughout the world.

In a continuously evolving market, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Employees

As of December 31, 2017, we had 4,556 employees (4,017 full time and 539 part-time and temporary employees). Of those, 2,393 employees were directly involved in manufacturing at our manufacturing facilities.

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

Our products sold in the United States are regulated by the U.S. Environmental Protection Agency (EPA), California Air Resources Board (CARB) and various other state and local air quality management districts. These governing bodies continue to pass regulations that require us to meet more stringent emission standards, and all of our engines and engine-driven products are regulated within the United States and its territories. In addition, certain products in the United States are subject to safety standards as established by various other standards and rule making bodies, or state and local agencies, including the U.S. Consumer Product Safety Commission (CPSC). Other countries have varying degrees of regulation depending upon product application and fuel types.

Available Information

The Company’s principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and the Company’s telephone number is (262) 544-4811. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investors” portion of the Company’s web site, www.generac.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (SEC). The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	46	President, Chief Executive Officer and Chairman
York A. Ragen	46	Chief Financial Officer
Russell S. Minick	57	Chief Marketing Officer
Jeffrey Mueller	49	President / General Manager – Consumer Power
Erik Wilde	43	Executive Vice President, Industrial, Americas
Roger F. Pascavis	57	Executive Vice President, Strategic Global Sourcing
Patrick Forsythe	50	Executive Vice President, Global Engineering

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

Jeffrey Mueller began serving as our President / General Manager – Consumer Power in November 2017. Mr. Mueller was Group President for Broan-Nutone from 2014 prior to joining Generac. Prior to his time at Broan, Mr. Mueller was at Kohler Company from 1991 where he held various U.S. and international executive-level positions in the Kitchen & Bath & Interiors Group, including President of Kohler’s faucet business globally. He is a Marquette University alumnus where he earned an Executive MBA with an international focus and a Bachelor of Science degree in Mechanical Engineering.

Erik Wilde began serving as our Executive Vice President, Industrial, Americas in July 2016. Mr. Wilde was Vice President and General Manager of the Mining Division for Komatsu America Corp. from 2013 until he joined Generac. Prior to that role, he held leadership positions as Vice President of the ICT Business Division and Product Marketing back to 2005. Mr. Wilde holds a Bachelor of Business Administration in Management from Boise State University and an M.B.A. from Keller Graduate School of Management.

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

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, national, retail or equipment rental customers, would adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers”.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions and noise, including standards imposed by the EPA, CARB and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions and carbon monoxide. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines and requirements, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2017, goodwill and other indefinite-lived intangibles totaled $849.8 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

We are unable to determine the specific impact of changes in selling prices or changes in volumes or mix of our products on our net sales.

Because of the wide range of products that we sell, the level of customization for many of our products, the frequent rollout of new products, the different accounting systems utilized, and the fact that we do not apply pricing changes uniformly across our entire portfolio of products, we are unable to determine with specificity the effect of volume or mix changes or changes in selling prices on our net sales.

We may not realize all of the anticipated benefits of our acquisitions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating acquired businesses.

Our ability to realize the anticipated benefits of our acquisitions will depend, to a large extent, on our ability to integrate the acquired businesses with our business. The integration of independent businesses is a complex, costly and time-consuming process. Further, integrating and managing businesses with international operations may pose challenges not previously experienced by our management. As a result, we may be required to devote significant management attention and resources to integrating the business practices and operations of any acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, could preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating an acquired business into our existing operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

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

We may encounter difficulties in operating or implementing a new enterprise resource planning (ERP) system across our subsidiaries, which may adversely affect our operations and financial reporting.

Over the past two years, we have implemented a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. We expect to implement the new ERP system at our other locations in future years. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

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

Our IT systems and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks pose a risk to the security of the products, systems and networks of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through controls, due diligence, training, surveillance and other measures, we remain vulnerable to information security threats.

Despite the precautions we take, an intrusion or infection of our systems could result in the disruption of our business, or a loss of proprietary or confidential information. Similarly, an attack on our IT systems could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to U.S. federal income tax laws. We have performed a preliminary assessment of the impact of the Tax Act. However, as the Tax Act is complex and far-reaching, there could be future effects of the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial condition and cash flow.

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

We currently do not have plans to pay dividends in the foreseeable future on our common stock. We intend to use future earnings for the operation and expansion of our business, as well as for repayment of outstanding debt, acquisitions, and for share repurchases. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure that we will make such a change.

Risks related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2017, we had total indebtedness of $928.7 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements governing our indebtedness;
●	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●

require us to dedicate a portion of our cash flow from operations to interest payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above-listed factors could adversely affect our business, financial condition, results of operations and cash flows. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate once above a certain LIBOR floor. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own, operate or lease manufacturing, distribution and office facilities globally totaling over four million square feet. We also have inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal facilities exceeding 10,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, manufacturing, R&D, service parts distribution	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Jefferson, WI	Owned	Manufacturing, distribution, R&D	Domestic
Various WI	Leased	warehouse	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
Vergennes, VT	Leased	Office	Domestic
Winooski, VT	Leased	Distribution	Domestic
Mexico City, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Mexico City, Mexico	Leased	Office and warehouse	International
Milan, Italy	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Ribeirao Preto, Brazil	Leased	Manufacturing, office, warehouse	International
Fellbach, Germany	Leased	Sales, office, warehouse	International
Crewe, England	Leased	Sales, office, warehouse	International
Celle, Germany	Owned	Manufacturing, office, sales, R&D	International
Charzyno, Poland	Owned	Manufacturing	International

As of December 31, 2017, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, patent and employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2017, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.” The following table sets forth the high and low sales prices reported on the NYSE for our common stock by fiscal quarter during 2017 and 2016, respectively.

2017	High	Low
Fourth Quarter	$52.09	$48.21
Third Quarter	$46.15	$35.91
Second Quarter	$37.29	$34.52
First Quarter	$42.64	$36.79

2016	High	Low
Fourth Quarter	$43.49	$35.74
Third Quarter	$38.00	$33.13
Second Quarter	$39.25	$33.86
First Quarter	$38.51	$27.26

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2017, which also consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

			Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/17	-	10/31/17	79	$51.77	-	$170,108,876
11/01/17	-	11/30/17	641	49.21	-	170,108,876
12/01/17	-	12/31/17	-	-	-	170,108,876
Total			720	$49.49

For equity compensation plan information, please refer to Note 15, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the five-year period ended December 31, 2017. The graph and table assume that $100 was invested on December 31, 2012 in each of our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

Generac Holdings Inc.	$100.00	$187.73	$154.98	$98.67	$135.03	$164.13
S&P 500 Index - Total Returns	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Industrials Index	100.00	140.68	154.50	150.59	178.99	216.64
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58

Holders

As of February 16, 2018, there were approximately 204 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization, and other such factors that our Board of Directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently restricted by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries, including our principal operating subsidiary, Generac Power Systems, Inc. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, repurchase shares of common stock and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries, including Generac Power Systems, Inc.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2014 and 2013 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(U.S. Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$1,672,445	$1,444,453	$1,317,299	$1,460,919	$1,485,765
Costs of goods sold	1,090,328	930,347	857,349	944,700	916,205
Gross profit	582,117	514,106	459,950	516,219	569,560
Operating expenses:
Selling and service	171,755	164,607	130,242	120,408	107,515
Research and development	42,925	37,229	32,922	31,494	29,271
General and administrative	87,512	74,700	52,947	54,795	55,490
Amortization of intangibles (1)	28,861	32,953	23,591	21,024	25,819
Tradename and goodwill impairment (2)	-	-	40,687	-	-
Gain on remeasurement of contingent consideration (3)	-	-	-	(4,877)	-
Total operating expenses	331,053	309,489	280,389	222,844	218,095
Income from operations	251,064	204,617	179,561	293,375	351,465
Other (expense) income:
Interest expense	(42,667)	(44,568)	(42,843)	(47,215)	(54,435)
Investment income	298	44	123	130	91
Loss on extinguishment of debt (4)	-	(574)	(4,795)	(2,084)	(15,336)
Gain (loss) on change in contractual interest rate (5)	-	(2,957)	(2,381)	16,014	-
Costs related to acquisitions	(777)	(1,082)	(1,195)	(396)	(1,086)
Other, net	(3,230)	902	(5,487)	(1,462)	(1,983)
Total other expense, net	(46,376)	(48,235)	(56,578)	(35,013)	(72,749)
Income before provision for income taxes	204,688	156,382	122,983	258,362	278,716
Provision for income taxes (6)	43,553	57,570	45,236	83,749	104,177
Net income	161,135	98,812	77,747	174,613	174,539
Net income attributable to noncontrolling interests	1,749	24	-	-	-
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	$77,747	$174,613	$174,539

Net income attributable to common shareholders per common share - diluted:	$2.56	$1.50	$1.12	$2.49	$2.51

Statement of Cash Flows data:
Depreciation	$23,127	$21,465	$16,742	$13,706	$10,955
Amortization of intangible assets	28,861	32,953	23,591	21,024	25,819
Expenditures for property and equipment	(33,261)	(30,467)	(30,651)	(34,689)	(30,770)

Other Financial Data:
Adjusted EBITDA attributable to Generac Holdings Inc. (7)	$311,655	$274,603	$270,816	$337,283	$402,613
Adjusted net income attributable to Generac Holdings Inc. (8)	212,858	198,257	198,436	234,165	301,664

	As of December 31,
(U.S. Dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Current assets	$818,556	$683,509	$632,017	$707,637	$627,310
Property and equipment, net	230,380	212,793	184,213	168,821	146,390
Goodwill	721,523	704,640	669,719	635,565	608,287
Other intangibles and other assets	249,505	260,742	292,686	352,396	394,237
Total assets	$2,019,964	$1,861,684	$1,778,635	$1,864,419	$1,776,224

Total current liabilities	$388,872	$341,939	$213,224	$240,522	$250,845
Long-term borrowings, less current portion	906,548	1,006,758	1,037,132	1,065,858	1,155,298
Other long-term liabilities	120,784	78,737	62,408	68,240	53,010
Redeemable noncontrolling interests	43,929	33,138	-	-	-
Total stockholders' equity	559,831	401,112	465,871	489,799	317,071
Total liabilities and stockholders' equity	$2,019,964	$1,861,684	$1,778,635	$1,864,419	$1,776,224

(1)   Our amortization of intangibles expense includes the straight-line amortization of customer lists, patents, certain tradenames and other finite-lived intangible assets.

(2)   During the fourth quarter of 2015, our Board of Directors approved a plan to strategically transition and consolidate certain of our brands acquired through acquisitions to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life and a $36.1 million non-cash charge to write-down the impacted tradenames to net realizable value. Additionally, during the fourth quarter of 2015, a $4.6 million goodwill impairment charge was recorded related to the write-down of the Ottomotores reporting unit goodwill. Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the 2015 impairment charges.

(3)    During the second quarter of 2014, we recorded a gain of $4.9 million related to an adjustment to a certain earn-out obligation in connection with the Tower Light acquisition.

(4)   Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, includes the loss on extinguishment of debt as a result of a refinancing transaction in May 2013. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(5)   For the year ended December 31, 2016, represents a non-cash loss in the third quarter 2016 relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective in the third quarter 2015 and expected to remain above 3.0 times based on projections at that time. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times effective in the second quarter 2014 and expected to remain below 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(6)   As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of the net deferred tax liabilities. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Tax Act and its impact.

(7)   Adjusted EBITDA represents net income before noncontrolling interests, interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in the Term Loan and Amended ABL Facility (terms defined in Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	2015	2014	2013
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	$77,747	$174,613	$174,539
Net income attributable to noncontrolling interests (a)	1,749	24	-	-	-
Net income	161,135	98,812	77,747	174,613	174,539
Interest expense	42,667	44,568	42,843	47,215	54,435
Depreciation and amortization	51,988	54,418	40,333	34,730	36,774
Provision for income taxes	43,553	57,570	45,236	83,749	104,177
Non-cash write-down and other adjustments (b)	2,923	357	3,892	(3,853)	78
Non-cash share-based compensation expense (c)	10,205	9,493	8,241	12,612	12,368
Tradename and goodwill impairment (d)	-	-	40,687	-	-
Loss on extinguishment of debt (e)	-	574	4,795	2,084	15,336
(Gain) loss on change in contractual interest rate (f)	-	2,957	2,381	(16,014)	-
Transaction costs and credit facility fees (g)	2,145	2,442	2,249	1,851	3,863
Business optimization expenses (h)	2,912	7,316	1,947	-	-
Other	202	(120)	465	296	1,043
Adjusted EBITDA	317,730	278,387	270,816	337,283	402,613
Adjusted EBITDA attributable to noncontrolling interests	6,075	3,784	-	-	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$311,655	$274,603	$270,816	$337,283	$402,613

(a)   Includes the noncontrolling interests’ share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization of $4.7 million and $8.0 million for the years ended December 31, 2017 and 2016, respectively.

(b)   Represents the following non-cash charges: gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, transactional foreign currency gains/losses and certain purchase accounting related adjustments. Additionally, the year ended December 31, 2014 includes a gain of $4.9 million related to an adjustment to an earn-out obligation in connection with the Tower Light acquisition.

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

(d)  During the fourth quarter of 2015, our Board of Directors approved a plan to strategically transition and consolidate certain of our brands acquired through acquisitions to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life and a $36.1 million non-cash charge to write-down the impacted tradenames to net realizable value. Additionally, during the fourth quarter of 2015, a $4.6 million goodwill impairment charge was recorded related to the write-down of the Ottomotores reporting unit goodwill. Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the 2015 impairment charges.

(e)   Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary debt prepayments. Additionally, for the year ended December 31, 2013, includes the loss on extinguishment of debt as a result of a refinancing transaction in May 2013. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(f)   For the year ended December 31, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times and expected to remain above 3.0 times based on projections at that time. For the year ended December 31, 2014, represents a non-cash gain relating to a 25 basis point reduction in borrowing costs as a result of the credit agreement leverage ratio falling below 3.0 times and expected to remain below 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

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

●	transaction costs relating to the acquisition of a business; and
●	other financing costs incurred relating to the dividend recapitalization transaction in May 2013.

(h)   Represents severance and non-recurring plant consolidation costs. Additionally, the year ended December 31, 2016 primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

(8)   Adjusted Net Income is defined as net income before noncontrolling interests and provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests.

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by investors and securities analysts. Similar to the Adjusted EBITDA reconciliation, these adjustments eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance or cash flows, such as amortization costs, transaction costs and write-offs relating to the retirement of debt. We also make adjustments to present cash taxes paid as a result of our favorable tax attributes, causing our cash tax rate to be lower than our U.S GAAP tax rate.

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	2015	2014	2013
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	$77,747	$174,613	$174,539
Net income attributable to noncontrolling interests	1,749	24	-	-	-
Net income	161,135	98,812	77,747	174,613	174,539
Provision for income taxes	43,553	57,570	45,236	83,749	104,177
Income before provision for income taxes	204,688	156,382	122,983	258,362	278,716
Amortization of intangible assets	28,861	32,953	23,591	21,024	25,189
Amortization of deferred finance costs and original issue discount	3,516	3,940	5,429	6,615	4,772
Tradename and goodwill impairment	-	-	40,687	-	-
Loss on extinguishment of debt	-	574	4,795	2,084	15,336
(Gain) loss on change in contractual interest rate	-	2,957	2,381	(16,014)	-
Transaction costs and other purchase accounting adjustments (a)	1,706	5,653	2,710	(3,623)	2,842
Business optimization expenses	2,912	7,316	1,947	-	-
Adjusted net income before provision for income taxes	241,683	209,775	204,523	268,448	326,855
Cash income tax expense (b)	(25,624)	(9,299)	(6,087)	(34,283)	(25,821)
Adjusted net income	216,059	200,476	198,436	234,165	301,034
Adjusted net income attributable to noncontrolling interests	3,201	2,219	-	-	-
Adjusted net income attributable to Generac Holdings Inc.	$212,858	$198,257	$198,436	$234,165	$301,034

(a)   Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. Additionally, the year ended December 31, 2014 includes a gain of $4.9 million related to an adjustment to an earn-out obligation in connection with the Tower Light acquisition.

(b)   For the years ended December 31, 2017 and 2016, the amount is based on a cash income tax rate of 12.5% and 5.9%, respectively. Cash income tax expense for 2017 and 2016 is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated by applying the derived cash tax rate to the period’s pretax income. For the years ended December 31, 2015, 2014 and 2013, amounts are based on actual cash income taxes paid during each year.

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

Overview

We are a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

Recent Developments

On February 13, 2018, we signed a purchase agreement to acquire Selmec Equipos Industriales, S.A. de C.V. (Selmec), which is headquartered in Mexico City, Mexico. Selmec, which has approximately 300 employees, is a designer and manufacturer of industrial generators ranging from 10 kW to 2,750 kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services.

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

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.0% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2015 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to the growing importance for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the major outage events that occurred during the second half of 2017 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in 2017. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Impact of business capital investment cycles.   The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment. We believe the passage of the Tax Act in late 2017 could have a favorable impact on future demand within many of the end markets that we serve, as the improved cash flow, liquidity and business sentiment may lead to further investments in equipment, facilities and infrastructure in the United States.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, can have a material impact on our results of operations. Also, acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These acquisitions, along with our existing international presence, exposes us to fluctuations in foreign currency exchange rates that can have a material impact on our results of operations.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years approximately 20% to 27% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 24% to 27% in the third quarter and 25% to 29% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, and repayments or borrowings of indebtedness. Cash interest expense decreased during 2017 compared to 2016, primarily due to the $25 million voluntary prepayment of Term Loan debt in November 2016, the May and December 2017 Term Loan refinancings, the repayment of $100 million of ABL Facility borrowings, and decreased borrowings at other subsidiaries; partially offset by an increase in the LIBOR rate. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On December 22, 2017, the U.S. government enacted the Tax Act, which significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. While the Company continues to assess the full impact of the Tax Act, the preliminary analysis suggests a meaningful benefit from the legislation. Specifically for 2018, the combined federal and state effective tax rate is expected to decline to between 25 to 26%, resulting in lower cash income taxes. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Tax Act and its impact.

Further, we had approximately $470 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2017 related to our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $122 million through 2021, assuming continued profitability and a 26% combined federal and state tax rate. The aggregate cash tax savings reflects a decrease of $61 million due to a reduction in the assumed tax rate from 39% to 26% as a result of the Tax Act. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $32 million through 2020 and $26 million in 2021, assuming profitability and a 26% combined federal and state tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $34 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2017. We expect these assets to generate aggregate cash tax savings of $9.0 million through 2026 assuming continued profitability and a 26% combined federal and state tax rate. The aggregate cash tax savings reflects a decrease of $4.5 million due to a reduction in the assumed tax rate from 39% to 26% as a result of the Tax Act. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.0 million through 2025 and $0.7 million in 2026, assuming profitability and a 26% combined federal and state tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Acquisitions.   Over the years, we have executed a number of acquisitions that supported our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Components of Net Sales and Expenses

Net Sales

Substantially all of our net sales are generated through the sale of our power generation equipment and other engine powered products to the residential, light commercial and industrial markets. We also sell service parts to our dealer network. Net sales, which include shipping and handling charges billed to customers, are generally recognized upon shipment of products to our customers. Related freight costs are included in cost of sales.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 6% of our sales, and our top ten customers representing less than 22% of our total sales for the year ended December 31, 2017.

Costs of Goods Sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised approximately 77% of costs of goods sold for the year ended December 31, 2017. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our generators up to 22kW, along with certain liquid-cooled engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the OEM of those engines. We design many of the alternators for our units and either manufacture or source alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

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

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. We operate engineering facilities at many locations globally and employ over 350 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development, and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

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

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, and expenses related to interest rate swap agreements. Other (expense) income also includes other financial items such as losses on extinguishment of debt, gains (losses) on change in contractual interest rate, interest income earned on our cash and cash equivalents, and costs related to acquisitions.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Net sales	$1,672,445	$1,444,453	227,992	15.8%
Cost of goods sold	1,090,328	930,347	159,981	17.2%
Gross profit	582,117	514,106	68,011	13.2%
Operating expenses:
Selling and service	171,755	164,607	7,148	4.3%
Research and development	42,925	37,229	5,696	15.3%
General and administrative	87,512	74,700	12,812	17.2%
Amortization of intangible assets	28,861	32,953	(4,092)	-12.4%
Total operating expenses	331,053	309,489	21,564	7.0%
Income from operations	251,064	204,617	46,447	22.7%
Total other expense, net	(46,376)	(48,235)	1,859	-3.9%
Income before provision for income taxes	204,688	156,382	48,306	30.9%
Provision for income taxes	43,553	57,570	(14,017)	-24.3%
Net income	161,135	98,812	62,323	63.1%
Net income attributable to noncontrolling interests	1,749	24	1,725	N/A
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	60,598	61.3%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales
	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$1,296,578	$1,173,559	123,019	10.5%
International	375,867	270,894	104,973	38.8%
Total net sales	$1,672,445	$1,444,453	227,992	15.8%

	Adjusted EBITDA
	Year Ended December 31,
	2017	2016	$ Change	% Change
Domestic	$290,720	$261,428	29,292	11.2%
International	27,010	16,959	10,051	59.3%
Total Adjusted EBITDA	$317,730	$278,387	39,343	14.1%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$870,410	$772,436	97,974	12.7%
Commercial & industrial products	685,052	557,532	127,520	22.9%
Other	116,983	114,485	2,498	2.2%
Total net sales	$1,672,445	$1,444,453	227,992	15.8%

Net sales.    The increase in Domestic sales for the year ended December 31, 2017 was primarily due to strong growth in shipments of home standby and portable generators driven by increased power outage activity, along with strong growth for mobile products due to recovery in the general rental and oil & gas markets, given the continued replacement cycle by our rental customers.

The increase in International sales for the year ended December 31, 2017 was due to the contribution from the recent acquisitions of Pramac and Motortech. The growth was also due to increased organic shipments of both C&I and residential products within the European and Latin America regions.

The total contribution from non-annualized recent acquisitions for the year ended December 31, 2017 was $69.7 million.

Gross profit.    Gross profit margin for the year ended December 31, 2017 was 34.8% compared to 35.6% for the year ended December 31, 2016. The prior year included $2.7 million of business optimization and restructuring costs classified within cost of goods sold to address the significant and extended downturn for capital spending within the oil & gas industry, as well as $4.2 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. The current year included $2.0 million of business optimization and non-recurring plant consolidation costs. Excluding the impact of these charges, pro-forma gross margins were 34.9% and 36.1% in 2017 and 2016, respectively. The pro-forma decrease in gross margins was primarily due to unfavorable sales mix attributable to higher organic sales within the International segment and of mobile products relative to prior year, which carry lower gross margins relative to the consolidated average. Additionally, the mix impact from the Pramac and Motortech acquisitions, and higher commodity prices negatively impacted gross margin. These impacts were partially offset by improved leverage of fixed manufacturing costs on the higher organic sales volumes and net favorable pricing impacts.

Operating expenses.    Operating expenses increased $21.6 million, or 7.0%, as compared to the year ended December 31, 2016. The prior year included $4.4 million of business optimization and restructuring costs classified within operating expenses to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, operating expenses increased $26.0 million, or 8.5%, as compared to the prior year. The increase was primarily due to the addition of recurring operating expenses associated with the Pramac and Motortech acquisitions, and an increase in personnel costs including higher incentive compensation accrued during the current year; partially offset by a decline in amortization of intangibles.

Other expense.   The decrease in other expense was primarily due to a prior year $3.0 million non-cash loss on change in contractual interest rate not repeating and a prior year $0.6 million loss on extinguishment of debt resulting from a $25.0 million voluntary prepayment of Term Loan debt. Additionally, interest expense decreased in the current year due to that $25.0 million Term Loan prepayment in November 2016, Term Loan repricings in May and December 2017, and decreased borrowings at other subsidiaries. These impacts were partially offset by an increase in LIBOR rates and foreign currency transactional losses.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2017 and 2016 were 21.3% and 36.8%, respectively. The decrease in the effective income tax rate is primarily due to the provisional favorable effect of the Tax Act, including a one-time, non-cash benefit of $28.4 million recorded in the fourth quarter of 2017, as well as excess tax benefits from share-based compensation. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Tax Act and its impact.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2017 were 22.4% of net sales as compared to 22.3% of net sales for the year ended December 31, 2016. This increase was primarily due to improved overall leverage of fixed operating expenses on the organic increase in sales, and the net favorable impact of pricing. These impacts were partially offset by higher commodity prices and an increase in personnel costs including higher incentive compensation accrued during the current year.

Adjusted EBITDA margins for the International segment for the year ended December 31, 2017 were 7.2% of net sales as compared to 6.3% of net sales for the year ended December 31, 2016. The increase was primarily due improved overall leverage of fixed manufacturing and operating expenses on the organic increase in sales, the addition of the Motortech acquisition and cost reduction actions. These impacts were partially offset by higher commodity prices and increased operating expenses associated with the expansion of certain branch operations.

Adjusted net income.    Adjusted Net Income of $212.9 million for the year ended December 31, 2017 increased 7.4% from $198.3 million for the year ended December 31, 2016, due to the factors outlined above, partially offset by an increase in cash income tax expense.

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

Net sales.   The decrease in Domestic sales for the year ended December 31, 2016 was primarily due to significant declines in shipments of mobile products into oil & gas and general rental markets. Partially offsetting this was the contribution from the CHP acquisition, along with increased shipments of portable and home standby generators.

The increase in International sales for the year ended December 31, 2016 was due to the contribution from the Pramac acquisition. Partially offsetting this impact were declines in organic shipments of mobile products into the European region.

The total contribution from non-annualized recent acquisitions for the year ended December 31, 2016 was $236.6 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the year ended December 31, 2016 includes the impact of $7.1 million of non-recurring, pre-tax charges relating to business optimization and restructuring costs to address the impact of the significant and extended downturn for capital spending within the oil & gas industry. The cost-reduction actions taken include the consolidation of production facilities, headcount reductions, certain non-cash asset write-downs and other non-recurring product-related charges. The charges consist of $2.7 million classified within cost of goods sold and $4.4 million classified within operating expenses. The increase in net income attributable to Generac Holdings Inc. was primarily due to a 2015 $40.7 million pre-tax, non-cash charge for the impairment of certain intangible assets, partially offset by the business optimization charge discussed above and the other factors outlined in this section.

Gross profit.    Gross profit margin for the year ended December 31, 2016 was 35.6% compared to 34.9% for the year ended December 31, 2015, which includes the impact of the aforementioned $2.7 million of business optimization charges classified within cost of goods sold, as well as $4.2 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. Excluding the impact of these adjustments, pro-forma gross profit margin was 36.1%, an improvement of 120 basis points over the year ended December 31, 2015. The pro-forma increase was primarily due to the favorable impacts from lower commodity costs and overseas sourcing benefits from a stronger U.S. Dollar, along with an overall favorable organic product mix. In addition, gross margin in 2015 was negatively impacted by temporary increases in certain costs associated with the west coast port congestion as well as other overhead-related costs that did not repeat in the current year. These factors were partially offset by the mix impact from the Pramac acquisition.

Operating expenses.    Excluding the impact of the aforementioned $4.4 million of business optimization charges and 2015 $40.7 million of intangible impairment charges classified within operating expenses, operating expenses increased $65.4 million, or 27.3%, to $305.1 million for the year ended December 31, 2016 from $239.7 million for the year ended December 31, 2015. The increase was primarily due to the addition of recurring operating expenses associated with recent acquisitions and increased amortization expense.

Other expense.   Other expense in 2015 included a non-cash $4.8 million loss on extinguishment of debt resulting from $150.0 million of voluntary prepayments of Term Loan debt, and a $2.4 million non-cash loss resulting from an increase in our Term Loan interest rate spread of 25 basis points. In 2016, other expense included a $3.0 million non-cash loss resulting from a continuation of the 25 basis point spread increase, and a $0.6 million loss on extinguishment of debt resulting from a $25.0 million voluntary prepayment of Term Loan debt.

Provision for ncome taxes.    The effective income tax rates for the years ended December 31, 2016 and 2015 were both 36.8%.

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

Liquidity and Financial Position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, facility and lease costs, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our Amended ABL Facility.

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The Term Loan currently bears interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, subject to a LIBOR floor of 0.75%. As of December 31, 2017, the Company is in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $250.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is May 29, 2020. As of December 31, 2017, there was $249.7 million of availability under the Amended ABL Facility, net of outstanding letters of credit. The Company is in compliance with all covenants of the Amended ABL Facility.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the year ended December 31, 2017, we repurchased 844,500 shares of our common stock for $30.0 million; during the year ended December 31, 2016, we repurchased 3,968,706 shares of our common stock for $149.9 million; and during the year ended December 31, 2015, we repurchased 3,303,500 shares of our common stock for $99.9 million, all funded with cash on hand.

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

Cash Flow

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	Change	% Change
Net cash provided by operating activities	$261,116	$253,409	$7,707	3.0%
Net cash used in investing activities	(31,922)	(105,822)	73,900	-69.8%
Net cash used in financing activities	(160,143)	(195,705)	35,562	-18.2%

The 3.0% increase in net cash provided by operating activities was primarily driven by an overall increase in operating earnings, partially offset by a lesser benefit from working capital reductions during the current year, which was primarily due to replenishing inventory levels in the first quarter of 2017 following Hurricane Matthew, and ramping up production in the second half of 2017 in response to Hurricanes Harvey, Irma and Maria.

Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of cash payments for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2016 primarily represents cash payments of $76.7 million related to the acquisition of businesses and $30.5 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of $232.4 million of debt repayments ($117.5 million of long-term borrowings and $114.9 million of short-term borrowings), $30.0 million for the repurchase of the Company’s common stock, $5.9 million of taxes paid related to equity awards and $3.9 million of payments for debt issuance costs. These payments were partially offset by $105.1 million cash proceeds from borrowings ($102.0 million for short-term borrowings and $3.1 million for long-term borrowings) and $7.0 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2016 primarily consisted of $149.9 million for the repurchase of the Company’s common stock, $65.4 million of debt repayments ($37.6 million of long-term borrowings and $27.8 million of short-term borrowings) and $12.4 million of taxes paid related to equity awards. These payments were partially offset by $28.7 million cash proceeds from short-term borrowings and $7.9 million of excess tax benefits from equity awards.

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

The 34.3% increase in net cash provided by operating activities was primarily driven by a reduction in working capital investment during 2016 as compared to the larger investment that was incurred in 2015, and an overall increase in operating earnings.

Net cash used in investing activities for the year ended December 31, 2016 primarily consisted of cash payments of $76.7 million related to the acquisitions of businesses and $30.5 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2015 primarily represents cash payments of $74.6 million related to the acquisition of CHP and $30.7 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2016 primarily consisted of $149.9 million for the repurchase of the Company’s common stock, $65.4 million of debt repayments ($37.6 million of long-term borrowings and $27.8 million of short-term borrowings) and $12.4 million of taxes paid related to equity awards. These payments were partially offset by $28.7 million cash proceeds from short-term borrowings and $7.9 million of excess tax benefits from equity awards.

Net cash used in financing activities for the year ended December 31, 2015 primarily consisted of $174.0 million of debt repayments ($150.8 million of long-term borrowings and $23.2 million of short-term borrowings), partially offset by $126.4 million cash proceeds from borrowings ($100.0 million from long-term borrowings under the Amended ABL facility and $26.4 million from short-term borrowings). In addition, the Company paid $99.9 million for the repurchase of its common stock and $13.0 million of taxes related to equity awards, which was partially offset by $9.6 million of excess tax benefits from equity awards.

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

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2017, using the interest rates in effect as of that date:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including curent portion (1)	$930,367	$936	$431	$-	$929,000
Capital lease obligations, including current portion	4,690	636	1,246	1,755	1,053
Interest on long-term debt	186,357	34,455	68,925	68,750	14,227
Operating leases	43,924	9,497	15,282	13,280	5,865
Total contractual cash obligations (2)	$1,165,338	$45,524	$85,884	$83,785	$950,145

(1) The Term Loan originally provided for a $1.2 billion term loan B credit facility and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The Amended ABL Facility provides for a $250.0 million senior secured ABL revolving credit facility, which matures on May 29, 2020. There was no outstanding balance on the Amended ABL Facility as of December 31, 2017.

(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, at a minimum, the Company estimates we will contribute $0.3 million to our pension plans in 2018.

Capital Expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion, systems and upgrades. Capital expenditures were $33.3 million, $30.5 million and $30.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were funded through cash from operations.

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

Total inventory financed under this arrangement accounted for approximately 9% and 8% of net sales for the years ended December 31, 2017 and 2016, respectively. The amount financed by dealers which remained outstanding was $36.5 million and $33.9 million as of December 31, 2017 and 2016, respectively.

Critical Accounting Policies

In preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations and income taxes.

Goodwill and Other Indefinite-Lived Intangible Assets

Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets.

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2017, 2016 and 2015, and found no impairment following the 2017 and 2016 tests. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2017 impairment test date.

After performing the impairment tests for fiscal year 2015, the Company determined that the fair value of the Ottomotores reporting unit was less than its carrying value, resulting in a non-cash goodwill impairment charge of $4.6 million in the fourth quarter of 2015. The fair value was determined using a discounted cash flow analysis, which utilizes key estimates and assumptions as discussed below. Additionally, in the fourth quarter of 2015, the Company’s Board of Directors approved a plan to strategically transition and consolidate certain of the Company’s brands acquired through acquisitions to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames, causing the fair value to be less than the carrying value using the relief-from-royalty approach in a discounted cash flow analysis. As such, a $36.1 million non-cash impairment charge was recorded in the fourth quarter of 2015 to write-down the impacted tradenames to net realizable value. See Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the impairment charges recorded in 2015.

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

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Refer to Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Defined Benefit Pension Obligations

The Company’s pension benefit obligation and related pension expense or income are calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Such rates are evaluated on an annual basis considering factors including market interest rates and historical asset performance. Actuarial valuations for fiscal year 2017 used a discount rate of 3.60% for the salaried pension plan and 3.62% for the hourly pension plan. Our discount rate was selected using a methodology that matches plan cash flows with a selection of “Aa” or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

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

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Given this policy, we expect to make $0.3 million in contributions to our pension plans in 2018, at a minimum.

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

Refer to Note 13, “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s income taxes and the impact of the Tax Act.

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 2, “Significant Accounting Policies - New Accounting Pronouncements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce the risk from these changes, we use financial instruments from time to time. We do not hold or issue financial instruments for trading purposes.

Foreign Currency

We are exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar, as well as operating businesses in foreign countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. Realized gains and losses on transactions denominated in foreign currency are recorded as a component of cost of goods sold on the statements of comprehensive income.

The following is a summary of the twenty-eight foreign currency contracts outstanding as of December 31, 2017 (in thousands):

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Date
GBP	9/26/17 - 12/20/17	9/26/17 - 12/20/17	14,756	1/10/18 - 3/17/18

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2017, we had the following commodity forward contract outstanding (in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed Price (per LB)	Expiration Date
Copper	October 19, 2016	October 20, 2016	$3,502	$2.118	December 31, 2017

Interest Rates

As of December 31, 2017, all of the outstanding debt under our Term Loan was subject to floating interest rate risk. As of December 31, 2017, we had the following interest rate swap contracts outstanding (in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date
Interest Rate	October 23, 2013	July 1, 2014	$100,000	1.7420%	July 2, 2018
Interest Rate	October 23, 2013	July 1, 2014	100,000	1.7370%	July 2, 2018
Interest Rate	May 19, 2014	July 1, 2014	100,000	1.6195%	July 2, 2018
Interest Rate	June 19, 2017	July 2, 2018	125,000	1.6543%	July 1, 2019
Interest Rate	June 19, 2017	July 1, 2019	125,000	1.9053%	July 1, 2020
Interest Rate	June 19, 2017	July 1, 2020	125,000	2.1328%	July 1, 2021
Interest Rate	June 19, 2017	July 1, 2021	125,000	2.3453%	July 1, 2022
Interest Rate	June 19, 2017	July 1, 2022	125,000	2.4828%	May 31, 2023
Interest Rate	June 30, 2017	July 1, 2018	125,000	1.7090%	July 1, 2019
Interest Rate	June 30, 2017	July 1, 2019	125,000	1.9750%	July 1, 2020
Interest Rate	June 30, 2017	July 1, 2020	125,000	2.2170%	July 1, 2021
Interest Rate	June 30, 2017	July 1, 2021	125,000	2.4360%	July 1, 2022
Interest Rate	June 30, 2017	July 1, 2022	125,000	2.5910%	May 31, 2023
Interest Rate	August 9, 2017	July 1, 2018	125,000	1.6298%	July 1, 2019
Interest Rate	August 9, 2017	July 1, 2019	125,000	1.8598%	July 1, 2020
Interest Rate	August 9, 2017	July 1, 2020	125,000	2.0848%	July 1, 2021
Interest Rate	August 9, 2017	July 1, 2021	125,000	2.3010%	July 1, 2022
Interest Rate	August 9, 2017	July 1, 2022	125,000	2.4848%	May 31, 2023
Interest Rate	August 30, 2017	July 1, 2018	125,000	1.5503%	July 1, 2019
Interest Rate	August 30, 2017	July 1, 2019	125,000	1.7553%	July 1, 2020
Interest Rate	August 30, 2017	July 1, 2020	125,000	1.9803%	July 1, 2021
Interest Rate	August 30, 2017	July 1, 2021	125,000	2.2228%	July 1, 2022
Interest Rate	August 30, 2017	July 1, 2022	125,000	2.4153%	May 31, 2023

At December 31, 2017, the fair value of these interest rate swaps was an asset of $4.4 million. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $6.3 million (or, without the swaps in place, $9.3 million) in 2017.

For additional information on the Company’s foreign currency and commodity forward contracts, and interest rate swaps, including amounts charged to the statement of comprehensive income during 2017, refer to Note 4, “Derivative Instruments and Hedging Activities,” and Note 5, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 26, 2018

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Generac Holdings Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Generac Holdings Inc. (the Company) for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Generac Holdings Inc. for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, WI

February 26, 2016, (except for Note 6, Segment Reporting, and Note 2, New Accounting Pronouncements, as to which the date is February 24, 2017)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 26, 2018

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$138,472	$67,272
Accounts receivable, less allowance for doubtful accounts of $4,805 and $5,642 at December 31, 2017 and 2016, respectively	280,002	241,857
Inventories	380,341	349,731
Prepaid expenses and other assets	19,741	24,649
Total current assets	818,556	683,509

Property and equipment, net	230,380	212,793

Customer lists, net	41,064	45,312
Patents, net	39,617	48,061
Other intangible assets, net	2,401	2,925
Tradenames, net	152,683	158,874
Goodwill	721,523	704,640
Deferred income taxes	3,238	3,337
Other assets	10,502	2,233
Total assets	$2,019,964	$1,861,684

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$20,602	$31,198
Accounts payable	233,639	181,519
Accrued wages and employee benefits	27,992	21,189
Other accrued liabilities	105,067	93,068
Current portion of long-term borrowings and capital lease obligations	1,572	14,965
Total current liabilities	388,872	341,939

Long-term borrowings and capital lease obligations	906,548	1,006,758
Deferred income taxes	43,789	17,278
Other long-term liabilities	76,995	61,459
Total liabilities	1,416,204	1,427,434

Redeemable noncontrolling interest	43,929	33,138

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,820,173 and 70,261,481 shares issued at December 31, 2017 and 2016, respectively	708	702
Additional paid-in capital	459,816	449,049
Treasury stock, at cost, 8,448,874 and 7,564,874 shares at December 31, 2017 and 2016, respectively	(294,005)	(262,402)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	616,347	456,052
Accumulated other comprehensive loss	(21,198)	(40,163)
Stockholders’ equity attributable to Generac Holdings Inc.	559,552	401,122
Noncontrolling interests	279	(10)
Total stockholders’ equity	559,831	401,112
Total liabilities and stockholders’ equity	$2,019,964	$1,861,684

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$1,672,445	$1,444,453	$1,317,299
Costs of goods sold	1,090,328	930,347	857,349
Gross profit	582,117	514,106	459,950

Operating expenses:
Selling and service	171,755	164,607	130,242
Research and development	42,925	37,229	32,922
General and administrative	87,512	74,700	52,947
Amortization of intangibles	28,861	32,953	23,591
Tradename and goodwill impairment	–	–	40,687
Total operating expenses	331,053	309,489	280,389
Income from operations	251,064	204,617	179,561

Other (expense) income:
Interest expense	(42,667)	(44,568)	(42,843)
Investment income	298	44	123
Loss on extinguishment of debt	–	(574)	(4,795)
Loss on change in contractual interest rate	–	(2,957)	(2,381)
Costs related to acquisition	(777)	(1,082)	(1,195)
Other, net	(3,230)	902	(5,487)
Total other expense, net	(46,376)	(48,235)	(56,578)

Income before provision for income taxes	204,688	156,382	122,983
Provision for income taxes	43,553	57,570	45,236
Net income	161,135	98,812	77,747
Net income attributable to noncontrolling interests	1,749	24	-
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	$77,747

Net income attributable to common shareholders per common share - basic:	$2.58	$1.51	$1.14
Weighted average common shares outstanding - basic:	62,040,704	64,905,793	68,096,051

Net income attributable to common shareholders per common share - diluted:	$2.56	$1.50	$1.12
Weighted average common shares outstanding - diluted:	62,642,872	65,382,774	69,200,297

Other comprehensive income (loss):
Foreign currency translation adjustment	$15,191	$(18,545)	$(7,624)
Net unrealized gain (loss) on derivatives	3,712	535	(965)
Pension liability adjustment	62	322	1,881
Other comprehensive income (loss)	18,965	(17,688)	(6,708)
Total comprehensive income	180,100	81,124	71,039
Comprehensive income (loss) attributable to noncontrolling interests	5,549	(973)	–
Comprehensive income attributable to Generac Holdings Inc.	$174,551	$82,097	$71,039

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2014	69,122,271	$691	$434,906	(198,312)	$(8,341)	$(202,116)	$280,426	$(15,767)	$489,799	$-	$489,799
Unrealized loss on interest rate swaps, net of tax of $(609)	–	–	–	–	–	–	–	(965)	(965)	–	(965)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,624)	(7,624)	–	(7,624)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	460,398	5	(9,626)	–	–	–	–	–	(9,621)	–	(9,621)
Net share settlement of restricted stock awards	–	–	–	(65,763)	(3,233)	–	–	–	(3,233)	–	(3,233)
Stock repurchases	–	–	–	(3,303,500)	(99,942)	–	–	–	(99,942)	–	(99,942)
Excess tax benefits from equity awards	–	–	9,559	–	–	–	–	–	9,559	–	9,559
Share-based compensation	–	–	8,241	–	–	–	–	–	8,241	–	8,241
Dividends declared	–	–	29	–	–	–		–	29	–	29
Pension liability adjustment, net of tax of $1,176	–	–	–	–	–	–	–	1,881	1,881	–	1,881
Net income	–	–	–	–	–	–	77,747	–	77,747	–	77,747

Balance at December 31, 2015	69,582,669	$696	$443,109	(3,567,575)	$(111,516)	$(202,116)	$358,173	$(22,475)	$465,871	$-	$465,871
Acquisition of business	–	–	–	–	–	–	–	–	–	53	53
Unrealized gain on interest rate swaps, net of tax of $341	–	–	–	–	–	–	–	535	535	–	535
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,545)	(18,545)	13	(18,532)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	678,812	6	(11,473)	–	–	–	–	–	(11,467)	–	(11,467)
Net share settlement of restricted stock awards	–	–	–	(28,593)	(949)	–	–	–	(949)	–	(949)
Stock repurchases	–	–	–	(3,968,706)	(149,937)	–	–	–	(149,937)	–	(149,937)
Excess tax benefits from equity awards	–	–	7,920	–	–	–	–	–	7,920	–	7,920
Share-based compensation	–	–	9,493	–	–	–	–	–	9,493	–	9,493
Pension liability adjustment, net of tax of $207	–	–	–	–	–	–	–	322	322	–	322
Redemption value adjustment	–	–	–	–	–	–	(909)	–	(909)	–	(909)
Net income	–	–	–	–	–	–	98,788	–	98,788	(76)	98,712

Balance at December 31, 2016	70,261,481	$702	$449,049	(7,564,874)	$(262,402)	$(202,116)	$456,052	$(40,163)	$401,122	$(10)	$401,112
Change in noncontrolling interest share	–	–	(2,124)	–	–	–	–	–	(2,124)	184	(1,940)
Unrealized gain on interest rate swaps, net of tax of $2,384	–	–	–	–	–	–	–	3,712	3,712	–	3,712
Foreign currency translation adjustment	–	–	–	–	–	–	–	15,191	15,191	(14)	15,177
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	558,692	6	2,686	–	–	–	–	–	2,692	–	2,692
Net share settlement of restricted stock awards	–	–	–	(39,500)	(1,591)	–	–	–	(1,591)	–	(1,591)
Stock repurchases	–	–	–	(844,500)	(30,012)	–	–	–	(30,012)	–	(30,012)
Share-based compensation	–	–	10,205	–	–	–	–	–	10,205	–	10,205
Pension liability adjustment, net of tax of $21	–	–	–	–	–	–	–	62	62	–	62
Redemption value adjustment	–	–	–	–	–	–	909	–	909	–	909
Net income	–	–	–	–	–	–	159,386	–	159,386	119	159,505

Balance at December 31, 2017	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$616,347	$(21,198)	$559,552	$279	$559,831

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015

Operating activities
Net income	$161,135	$98,812	$77,747
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	23,127	21,465	16,742
Amortization of intangible assets	28,861	32,953	23,591
Amortization of original issue discount and deferred financing costs	3,516	3,940	5,429
Tradename and goodwill impairment	–	–	40,687
Loss on extinguishment of debt	–	574	4,795
Loss on change in contractual interest rate	–	2,957	2,381
Deferred income taxes	21,439	39,347	26,955
Share-based compensation expense	10,205	9,493	8,241
Other	410	127	540
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,771)	(9,082)	9,610
Inventories	(16,278)	15,514	9,084
Other assets	(14,783)	406	5,063
Accounts payable	42,788	32,908	(27,771)
Accrued wages and employee benefits	6,105	5,196	(5,361)
Other accrued liabilities	27,514	6,719	445
Excess tax benefits from equity awards	(3,152)	(7,920)	(9,559)
Net cash provided by operating activities	261,116	253,409	188,619

Investing activities
Proceeds from sale of property and equipment	82	1,360	105
Expenditures for property and equipment	(33,261)	(30,467)	(30,651)
Acquisition of business, net of cash acquired	1,257	(61,386)	(73,782)
Deposit paid related to acquisition	–	(15,329)	–
Net cash used in investing activities	(31,922)	(105,822)	(104,328)

Financing activities
Proceeds from short-term borrowings	101,991	28,712	26,384
Proceeds from long-term borrowings	3,069	–	100,000
Repayments of short-term borrowings	(114,874)	(27,755)	(23,149)
Repayments of long-term borrowings and capital lease obligations	(117,475)	(37,627)	(150,826)
Stock repurchases	(30,012)	(149,937)	(99,942)
Payment of debt issuance costs	(3,901)	(4,557)	(2,117)
Cash dividends paid	–	(76)	(1,436)
Taxes paid related to equity awards	(5,892)	(14,008)	(12,956)
Proceeds from the exercise of stock options	6,951	1,623	–
Excess tax benefits from equity awards	–	7,920	9,559
Net cash used in financing activities	(160,143)	(195,705)	(154,483)

Effect of exchange rate changes on cash and cash equivalents	2,149	(467)	(3,712)

Net increase (decrease) in cash and cash equivalents	71,200	(48,585)	(73,904)
Cash and cash equivalents at beginning of period	67,272	115,857	189,761
Cash and cash equivalents at end of period	$138,472	$67,272	$115,857

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$41,105	$42,456	$39,524
Income taxes	23,836	8,889	6,087

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016, and 2015

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial and industrial markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our Powering Ahead strategic plan). A summary of recent acquisitions include the following:

●

In August 2013, the Company acquired the equity of Tower Light SRL and its wholly-owned subsidiaries (Tower Light). Headquartered outside Milan, Italy, Tower Light is a leading developer and supplier of mobile light towers throughout the world.

●

In November 2013, the Company purchased the assets of Baldor Electric Company’s generator division (Baldor Generators). Baldor Generators offers a complete line of power generation equipment throughout North America with power output up to 2.5MW, which expanded the Company’s commercial and industrial product lines.

●

In September 2014, the Company acquired the equity of Pramac America LLC (Powermate), resulting in the ownership of the Powermate trade name and the right to license the DeWalt brand name for certain residential engine powered tools. This acquisition expanded Generac’s residential product portfolio in the portable generator category.

●

In October 2014, the Company acquired MAC, Inc. (MAC). MAC is a leading manufacturer of premium-grade commercial and industrial mobile heaters for the United States and Canadian markets. The acquisition expanded the Company’s portfolio of mobile power products and provides increased access to the oil & gas market.

●

In August 2015, the Company acquired Country Home Products and its subsidiaries (CHP). CHP is a leading manufacturer of high-quality, innovative, professional-grade engine powered equipment used in a wide variety of property maintenance applications, which are primarily sold in North America under the DR® Power Equipment brand. The acquisition provided an expanded product lineup and additional scale to the Company’s residential engine powered products.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. GAAP. All intercompany amounts and transactions have been eliminated in consolidation.

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

One customer accounted for approximately 7% and 9% of accounts receivable at December 31, 2017 and 2016, respectively. No one customer accounted for greater than 6%, 7% and 7%, of net sales during the years ended December 31, 2017, 2016, or 2015, respectively.

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

Land improvements	8	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	15
Dies and tools	3	–	10
Vehicles	3	–	6
Office equipment and systems	3	–	15
Leasehold improvements	2	–	20

Total depreciation expense was $23,127, $21,465, and $16,742 for the years ended December 31, 2017, 2016, and 2015, respectively.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company evaluates goodwill for impairment annually as of October 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by performing either a qualitative assessment or quantitative test. The qualitative assessment determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative test. In the quantitative test, the calculated fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired. If the fair value of the reporting unit is less than its book value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Other indefinite-lived intangible assets consist of certain tradenames. The Company tests the carrying value of these tradenames annually as of October 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable by comparing the assets’ fair value to its carrying value. Fair value is measured using a relief-from-royalty approach, which assumes the fair value of the tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company.

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2017, 2016 and 2015, and found no impairment following the 2017 and 2016 tests. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2017 impairment test date.

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

In the fourth quarter of 2015, the Company’s Board of Directors approved a plan to strategically transition and consolidate certain of the Company’s brands acquired in acquisitions to the Generac® tradename. This brand strategy change resulted in a reclassification to a two year remaining useful life for the impacted tradenames, causing the fair value to be less than the carrying value using the relief-from-royalty approach in a discounted cash flow analysis. As such, a $36,076 non-cash impairment charge was recorded to write-down the impacted tradenames to net realizable value.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $3,516, $3,939, and $5,429 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2017, 2016 and 2015, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2018 - $4,798; 2019 - $4,982; 2020 - $4,936; 2021 - $4,931; 2022 - $5,099.

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

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $45,926, $45,488, and $39,258 for the years ended December 31, 2017, 2016, and 2015, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $42,925, $37,229, and $32,922 for the years ended December 31, 2017, 2016 and 2015, respectively.

Foreign Currency Translation and Transactions

Balance sheet amounts for non-U.S. Dollar functional currency businesses are translated into U.S. Dollars at the rates of exchange in effect at the end of the fiscal year. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as incurred in the consolidated statements of comprehensive income.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $902,959, was approximately $903,500 (Level 2) at December 31, 2017, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the assets and liabilities measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts considers the Company’s credit risk in accordance with ASC 820-10.

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

Share-Based Compensation

Share-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is the culmination of the FASB’s joint project with the International Accounting Standards Board to clarify the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, becomes effective for the Company in 2018. The guidance can be applied either on a full retrospective basis or on a modified retrospective basis in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The Company has completed its assessment of the impacts the standard will have on its financial statements, and determined that the adoption does not have a material impact. In all material respects, the Company has identified a similar amount of performance obligations under the new guidance as compared with deliverables previously identified. As a result, the timing of revenue recognition will generally remain the same. The Company adopted the standard January 1, 2018 and will use the full retrospective method.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance is being issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under the new guidance, the recognition of a goodwill impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance should be applied on a prospective basis and is effective for the Company in 2020. The Company has early adopted this standard, which did not have a significant impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This guidance was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, and to make certain targeted improvements to simplify the application of the hedge accounting guidance. For existing hedges, this guidance should be applied using a cumulative effect adjustment, while the presentation and disclosure guidance should be adopted on a prospective basis. The standard is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The primary impact of adoption is the prospective recognition of excess tax benefits or deficiencies within the provision for income taxes on the consolidated statement of comprehensive income rather than within additional paid-in capital on the consolidated balance sheet. Further, the Company has elected to continue to estimate forfeitures expected to occur to determine the amount of stock compensation expense recognized each period. The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits or deficiencies prospectively. The presentation requirements for cash flows related to employee taxes paid in exchange for withheld shares had no impact to any period presented on the consolidated statements of cash flows as such cash flows have historically been presented as a financing activity. There were no cumulative effect adjustments made to equity as of the beginning of the fiscal period, as those provisions of ASU 2016-09 were not applicable or had no impact to the Company.

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

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive net income (loss), or the estimated redemption value, with any adjustment to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 12, “Earnings Per Share,” to the consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Year Ended December 31,
	2017		2016
Balance at beginning of period	$33,138		$-
Noncontrolling interest of Pramac	1,540	(1)	34,253
Net income	1,631		100
Foreign currency translation	8,529		(2,124)
Redemption value adjustment	(909)		909
Balance at end of period	$43,929		$33,138

(1)	Represents the additional noncontrolling interest of Pramac resulting from a common control transaction between the Generac Mobile Products S.r.l. and Pramac UK Limited legal entities.

The Company finalized the Pramac purchase price allocation during the first quarter of 2017, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The final purchase price allocation as of the balance sheet date was as follows:

March 1, 2016
Accounts receivable	$50,716
Inventories	39,889
Property and equipment	19,138
Intangible assets	34,471
Goodwill	46,775
Other assets	7,698
Total assets acquired	198,687

Short-term borrowings	21,741
Accounts payable	40,270
Long-term debt and capital lease obligations (including current portion)	18,599
Other liabilities	23,521
Redeemable noncontrolling interest	34,253
Noncontrolling interest	53
Net assets acquired	$60,250

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Pramac from the date of acquisition through December 31, 2017.

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

The Company finalized the CHP purchase price allocation during the fourth quarter of 2015 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $75,174 of intangible assets, including approximately $36,284 of goodwill, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. In addition, the Company assumed $12,000 of debt along with this acquisition. The accompanying consolidated financial statements include the results of CHP from the date of acquisition through December 31, 2017.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to these acquisitions as though the transactions had occurred on January 1, 2015. Consolidated net sales on a pro forma basis for the years ended December 31, 2016 and 2015 were $1,473,799 and $1,566,459, respectively. The pro forma impact of these acquisitions on net income and earnings per share for both the years ended December 31, 2016 and 2015 is not significant due to amortization related to acquired intangible assets and the fair value step-up of inventory in purchase accounting. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2015.

4.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to price fluctuations in commodities it uses as raw materials; primarily steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. At both December 31, 2017 and 2016, the Company had one commodity contract outstanding, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized were $377, $739 and $(1,909) for the years ended December 31, 2017, 2016, and 2015, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2017 and 2016, the Company had twenty-eight and thirty-eight foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the years ended December 31, 2017, 2016 and 2015 were $697, $(385) and $(624), respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements; in May 2014, the Company entered into one interest rate swap agreement; and in 2017, the Company entered into twenty additional interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking these hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. The amount of gains (losses) recognized for the years ended December 31, 2017, 2016 and 2015 were $3,712, $535 and $(965), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2017	December 31, 2016
Commodity contracts	$107	$623
Foreign currency contracts	167	(150)
Interest rate swaps	4,356	(1,739)

The fair value of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair value of the interest rate swaps are included in other assets in the consolidated balance sheet as of December 31, 2017. The fair value of the commodity contract is included in other assets, the fair value of the foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other long-term liabilities in the consolidated balance sheet as of December 31, 2016. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2017 and 2016 is an asset of $4,703 and a liability of $1,295, respectively, which represents the amount the Company would receive or need to pay to exit the agreements on those dates.

5.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2017 and 2016, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)		$(1,076)		$(40,163)
Other comprehensive income (loss) before reclassifications	15,191	(591)	(1)	3,712	(2)	18,312
Amounts reclassified from AOCL	-	653	(3)	-		653
Net current-period other comprehensive income	15,191	62		3,712		18,965
Ending Balance – December 31, 2017	$(12,856)	$(10,978)		$2,636		$(21,198)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2016	$(9,502)	$(11,362)		$(1,611)	$(22,475)
Other comprehensive income (loss) before reclassifications	(18,545)	(273)	(4)	535 (5)	(18,283)
Amounts reclassified from AOCL	-	595	(6)	-	595
Net current-period other comprehensive income (loss)	(18,545)	322		535	(17,688)
Ending Balance – December 31, 2016	$(28,047)	$(11,040)		$(1,076)	$(40,163)

(1)

Represents unrecognized actuarial losses of $(800), net of tax benefit of $209, included in the computation of net periodic pension cost for the year ended December 31, 2017. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)	Represents unrealized gains of $6,096, net of tax effect of $(2,384) for the year ended December 31, 2017.
(3)

Represents actuarial losses of $883, net of tax effect of $(230), amortized to net periodic pension cost for the year ended December 31, 2017. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(4)

Represents unrecognized actuarial losses of $(412), net of tax benefit of $139, included in the computation of net periodic pension cost for the year ended December 31, 2016. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(5)	Represents unrealized gains of $876, net of tax effect of $(341) for the year ended December 31, 2016.
(6)

Represents actuarial losses of $941, net of tax effect of $(346), amortized to net periodic pension cost for the year ended December 31, 2016. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

6.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac and Motortech acquisitions, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods. All segment information has been retrospectively applied to all periods presented to reflect the current reportable segment structure.

	Net Sales
	Year Ended December 31,
Reportable Segments	2017	2016	2015
Domestic	$1,296,578	$1,173,559	$1,204,589
International	375,867	270,894	112,710
Total	$1,672,445	$1,444,453	$1,317,299

The Company's product offerings consist primarily of power generation equipment and other engine powered products geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer. The breakout of net sales by product class between residential, commercial & industrial, and other products is as follows:

	Net Sales
	Year Ended December 31,
Product Classes	2017	2016	2015
Residential products	$870,410	$772,436	$673,764
Commercial & industrial products	685,052	557,532	548,440
Other	116,983	114,485	95,095
Total	$1,672,445	$1,444,453	$1,317,299

Management evaluates the performance of its segments based primarily on Adjusted EBITDA before noncontrolling interests, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2017	2016	2015
Domestic	$290,720	$261,428	$254,882
International	27,010	16,959	15,934
Total adjusted EBITDA	$317,730	$278,387	$270,816

Interest expense	(42,667)	(44,568)	(42,843)
Depreciation and amortization	(51,988)	(54,418)	(40,333)
Non-cash write-down and other adjustments (1)	(2,923)	(357)	(3,892)
Non-cash share-based compensation expense (2)	(10,205)	(9,493)	(8,241)
Tradename and goodwill impairment (3)	-	-	(40,687)
Loss on extinguishment of debt (4)	-	(574)	(4,795)
Gain (loss) on change in contractual interest rate (5)	-	(2,957)	(2,381)
Transaction costs and credit facility fees (6)	(2,145)	(2,442)	(2,249)
Business optimization expenses (7)	(2,912)	(7,316)	(1,947)
Other	(202)	120	(465)
Income before provision for income taxes	$204,688	$156,382	$122,983

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents the 2015 impairment of certain tradenames due to a change in brand strategy to transition and consolidate various brands to the Generac® tradename ($36,076) and the impairment of goodwill related to the Ottomotores reporting unit ($4,611).

(4)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.
(5)

For the year ended December 31, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times and expected to remain above 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(6)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(7)	Represents charges relating to business optimization and restructuring costs.

The following tables summarize additional financial information by reportable segment:

	Assets
	Year Ended December 31,
	2017	2016	2015
Domestic	$1,606,606	$1,521,665	$1,605,043
International	413,358	340,019	173,592
Total	$2,019,964	$1,861,684	$1,778,635

	Depreciation and Amortization
	Year Ended December 31,
	2017	2016	2015
Domestic	$37,962	$42,346	$35,327
International	14,026	12,072	5,006
Total	$51,988	$54,418	$40,333

	Capital Expenditures
	Year Ended December 31,
	2017	2016	2015
Domestic	$29,258	$26,936	$29,368
International	4,003	3,531	1,283
Total	$33,261	$30,467	$30,651

The Company’s sales in the United States represent approximately 74%, 77%, and 85% of total sales for the years ended December 31, 2017, 2016 and 2015, respectively. Approximately 85% and 87% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2017 and 2016, respectively.

7.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2017	2016

Raw material	$242,239	$218,911
Work-in-process	2,544	2,950
Finished goods	135,558	127,870
Total	$380,341	$349,731

As of December 31, 2017 and 2016, inventories totaling $6,245 and $10,598, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2017	2016

Land and improvements	$13,118	$12,079
Buildings and improvements	132,072	122,747
Machinery and equipment	90,487	81,687
Dies and tools	24,504	23,269
Vehicles	1,878	1,474
Office equipment and systems	73,254	66,929
Leasehold improvements	2,436	2,319
Construction in progress	18,799	8,654
Gross property and equipment	356,548	319,158
Accumulated depreciation	(126,168)	(106,365)
Total	$230,380	$212,793

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016 are as follows:

	Domestic	International	Total
Balance at December 31, 2015	$621,451	$48,268	$669,719
Acquisitions of businesses, net	-	46,202	46,202
Foreign currency translation	-	(11,281)	(11,281)
Balance at December 31, 2016	621,451	83,189	704,640
Acquisitions of businesses, net	-	5,271	5,271
Foreign currency translation	-	11,612	11,612
Balance at December 31, 2017	$621,451	$100,072	$721,523

The details of the gross goodwill applicable to each reportable segment at December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,124,644	$(503,193)	$621,451	$1,124,644	$(503,193)	$621,451
International	104,683	(4,611)	100,072	87,800	(4,611)	83,189
Total	$1,229,327	$(507,804)	$721,523	$1,212,444	$(507,804)	$704,640

Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions and Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 goodwill impairment charge.

The following table summarizes intangible assets by major category as of December 31, 2017 and 2016:

	Weighted Average	December 31, 2017			December 31, 2016
	Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	9	$52,784	$(28,422)	$24,362	$50,742	$(20,189)	$30,553
Customer lists	10	340,138	(299,074)	41,064	333,935	(288,623)	45,312
Patents	14	131,137	(91,520)	39,617	130,099	(82,038)	48,061
Unpatented technology	15	13,169	(11,915)	1,254	13,169	(11,771)	1,398
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	8	2,684	(1,537)	1,147	2,513	(986)	1,527
Total finite-lived intangible assets		$540,958	$(433,514)	$107,444	$531,504	$(404,653)	$126,851
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$669,279	$(433,514)	$235,765	$659,825	$(404,653)	$255,172

Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements for further information regarding the Company’s 2015 brand strategy change and resulting tradename impairment charge, which was netted against the gross intangible asset balance at December 31, 2017 and 2016.

Amortization of intangible assets was $28,861, $32,953 and $23,591 in 2017, 2016 and 2015, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2018 - $20,566; 2019 - $18,828; 2020 - $18,737; 2021 - $16,927; 2022 - $9,671.

9.	Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additionally, the Company sells extended warranty coverage for certain products. The sales of extended warranties are recorded as deferred revenue, which is recognized over the life of the contracts following the standard warranty period.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to our extended warranty coverage:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$31,695	$30,197	$30,909
Product warranty reserve assumed in acquisition	43	840	351
Payments	(18,861)	(18,691)	(21,686)
Provision for warranty issued	21,347	19,148	20,823
Changes in estimates for pre-existing warranties	1,198	201	(200)
Balance at end of period	$35,422	$31,695	$30,197

The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$31,080	$28,961	$27,193
Deferred revenue contracts assumed in acquisition	-	-	291
Deferred revenue contracts issued (1)	27,107	7,733	5,978
Amortization of deferred revenue contracts	(7,246)	(5,614)	(4,501)
Balance at end of period	$50,941	$31,080	$28,961

(1)	The increase in deferred revenue contracts issued during 2017 was largely due to the launch of a post-sale extended warranty program.

Product warranty obligations and extended warranty related deferred revenues are included in the balance sheets as follows:

	December 31,
	2017	2016
Product warranty liability
Current portion - other accrued liabilities	$20,576	$20,763
Long-term portion - other long-term liabilities	14,846	10,932
Total	$35,422	$31,695

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$10,002	$6,728
Long-term portion - other long-term liabilities	40,939	24,352
Total	$50,941	$31,080

10.	Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2017	2016
ABL facility	$-	$-
Other lines of credit	20,602	31,198
Total	$20,602	$31,198

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2017	2016
Term loan	$929,000	$929,000
Original issue discount and deferred financing costs	(26,937)	(26,677)
ABL facility	-	100,000
Capital lease obligation	4,690	4,647
Other	1,367	14,753
Total	908,120	1,021,723
Less: current portion of debt	936	14,399
Less: current portion of capital lease obligation	636	566
Total	$906,548	$1,006,758

Maturities of long-term borrowings (before considering original issue discount and deferred financing costs) outstanding at December 31, 2017, are as follows:

2018	$1,572
2019	1,078
2020	599
2021	614
After 2021	931,194
Total	$935,057

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

Because the Company’s net debt leverage ratio was above 3.00 to 1.00 on July 1, 2015, it realized a 25 basis point increase in borrowing costs in the third quarter of 2015. As a result, the Company recorded a cumulative catch-up loss of $2,381 in the third quarter of 2015, which represented the additional cash interest expected to be paid while the net debt leverage ratio was expected to be above 3.00 to 1.00 using current forecasts at that time. The loss was recorded against original issue discount and deferred financing costs on long-term borrowings in the consolidated balance sheets and as a loss on change in contractual interest rate in the consolidated statement of comprehensive income.

As the Company’s net debt leverage ratio continued to be above 3.00 to 1.00 on July 1, 2016, the Company recorded a cumulative catch-up loss of $2,957 in the third quarter of 2016, which represented the additional cash interest expected to be paid while the net debt leverage ratio was expected to be above 3.00 to 1.00 using current forecasts at that time. The loss was recorded against original issue discount and deferred financing costs on long-term borrowings in the consolidated balance sheets and as a loss on change in contractual interest rate in the consolidated statement of comprehensive income.

In May 2015, the Company amended certain provisions and covenants of the Term Loan. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,528 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $49 of transaction fees in the second quarter of 2015.

In November 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $4,242 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings and expensed $315 of transaction fees in the fourth quarter of 2016.

In May 2017, the Company amended its Term Loan, modifying the pricing of the facility by reducing the applicable margin rates to base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%. Further, the amendment removed the pricing grid that would reduce the applicable margin if a net debt leverage ratio of 3.00 to 1.00 was achieved. As a result, the Company does not anticipate any future catch-up gains or losses resulting from changes in contractual interest rates to be recorded in the statements of comprehensive income. The amended Term Loan pricing is still subject to the 0.75% LIBOR floor. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $1,432 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $85 of transaction fees in the second quarter of 2017.

In December 2017, the Company amended its Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 1.00% or adjusted LIBOR rate plus a fixed applicable margin of 2.00%. Additionally, the amendment eliminated the Excess Cash Flow payment requirement for 2017, and will eliminate future requirements if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $2,346 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings and expensed $38 of transaction fees in the fourth quarter of 2017.

As of December 31, 2017, the Company's secured leverage ratio was 2.50 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

In May 2015, the Company amended its ABL Facility (Amended ABL Facility). The amendment (i) increased the ABL Facility from $150,000 to $250,000, (ii) extended the maturity date from May 31, 2018 to May 29, 2020, (iii) increased the uncommitted incremental facility from $50,000 to $100,000, (iv) reduced the interest rate spread by 50 basis points and (v) reduced the unused line fee by 12.5 basis points across all tiers. Additionally, the amendment relaxes certain restrictions on the Company’s ability to, among other things, (i) make additional investments and acquisitions (including foreign acquisitions), (ii) make restricted payments and (iii) incur additional secured and unsecured debt (including foreign subsidiary debt). In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $540 of new debt issuance costs in 2015.

In May 2015, the Company borrowed $100,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment towards the Term Loan. In the fourth quarter of 2017, the Company repaid the entire outstanding Amended ABL Facility balance. As of December 31, 2017, the Company had $249,650 of availability under the Amended ABL Facility, net of outstanding letters of credit.

In March and May 2015, the Company made voluntary prepayments of the Term Loan of $50,000 and $100,000, respectively, which were applied to the Excess Cash Flow payment requirement in the Term Loan. As a result of the prepayments, the Company wrote off $4,795 of original issue discount and capitalized debt issuance costs during the year ended December 31, 2015 as a loss on extinguishment of debt in the consolidated statement of comprehensive income. Similarly, in November 2016, the Company made a voluntary prepayment of $25,000, which resulted in a $574 write-off of original issue discount and capitalized debt issuance costs during the year ended December 31, 2016 as a loss on extinguishment of debt.

As of December 31, 2017 and December 31, 2016, short-term borrowings consisted primarily of borrowings by our foreign subsidiaries on local lines of credit, which totaled $20,602 and $31,198, respectively.

11.	Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the second program, the Company may repurchase up to $250,000 of its common stock over the 24 months following the date of approval. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 844,500, 3,968,706 and 3,303,500 shares of its common stock, respectively, for $30,012, $149,937 and $99,942, respectively, all funded with cash on hand.

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

	Year Ended December 31,
	2017	2016	2015
Numerator
Net income attributable to Generac Holdings Inc.	$159,386	$98,788	$77,747
Redeemable noncontrolling interest redemption value adjustment	909	(909)	-
Net income attributable to common shareholders	$160,295	$97,879	$77,747

Denominator
Weighted average shares, basic	62,040,704	64,905,793	68,096,051
Dilutive effect of stock compensation awards (1)	602,168	476,981	1,104,246
Diluted shares	62,642,872	65,382,774	69,200,297

Net income attributable to common shareholders per share
Basic	$2.58	$1.51	$1.14
Diluted	$2.56	$1.50	$1.12

(1)

Excludes approximately 147,400, 15,800 and 161,400 stock options for the years ended December 31, 2017, 2016 and 2015, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 1,000 shares of restricted stock for the year ended December 31, 2015, as the impact of such awards was anti-dilutive.

13.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$15,753	$11,717	$13,614
State	1,775	2,047	1,966
Foreign	4,585	4,460	3,588
	22,113	18,224	19,168
Deferred:
Federal	17,737	41,264	31,869
State	4,026	3,029	1,387
Foreign	(2,777)	(5,585)	(7,326)
	18,986	38,708	25,930
Change in valuation allowance	2,454	638	138
Provision for income taxes	$43,553	$57,570	$45,236

The Company files U.S federal, U.S. state and foreign jurisdiction tax returns that are subject to examination up to the expiration of the statute of limitations. We believe the tax positions taken on our returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2017 the Company is no longer subject to income tax examinations for United States federal income taxes for the tax years prior to 2014. Due to the carryforward of net operating losses, and research and development credits, the Company's Wisconsin state income tax returns for tax years 2007 through 2016 remain open. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2012 through 2016.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, eliminating certain deductions, introducing new tax regimes, changing how foreign earnings are subject to U.S. tax, and enhancing and extending through 2026 the option to claim accelerated depreciation deductions on qualified property.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company's accounting for the following elements of the Tax Act is incomplete. However, reasonable estimates of certain effects were able to be made and, therefore, provisional adjustments were recorded as follows:

Reduction of US federal corporate tax rate: The Tax Act reduces the federal corporate tax rate to 21%, effective January 1, 2018. For certain of the Company's deferred tax liabilities (DTLs), a provisional decrease of $28,434 was recorded to reflect our DTLs at thelower corporate tax rate, with a corresponding net adjustment to deferred income tax benefit of $28,434 for the year ended December 31, 2017. While a reasonable estimate of the impact of the reduction in the corporate tax rate was made, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the amount of post-1986 E&P of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings must be determined, in addition to other factors. The Company made a reasonable estimate of the Transition Tax and has concluded the amount was not material.

Cost recovery: While the Company has not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing, a provisional benefit of $700 was recorded based on our current intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $1,750 to current income tax payable and a corresponding increase in DTLs of approximately $1,050 (after considering the effects of the reduction in income tax rates).

As the Company completes its analysis of the Tax Act; collects and prepares necessary data; and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies; adjustments to the provisional amounts may be recorded.

Global intangible low taxed income (GILTI): Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether it is expected to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the current structure and estimated future results of global operations but also on the intent and ability to modify the structure and/or the business; the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, no adjustments related to potential GILTI tax have been made in the financial statements and no policy decision regarding whether to record deferred taxes on GILTI has been made.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$15,138	$22,758
Deferred revenue	8,060	10,645
Inventories	7,933	10,159
Pension obligations	3,795	7,512
Stock-based compensation	5,522	7,291
Operating loss and credit carryforwards	23,771	20,927
Other	1,064	2,822
Valuation allowance	(6,817)	(4,362)
Total deferred tax assets	58,466	77,752

Deferred tax liabilitites:
Goodwill and intangible assets	70,556	58,133
Depreciation	22,563	25,194
Debt refinancing costs	5,189	7,193
Prepaid expenses	709	1,173
Total deferred tax liabilities	99,017	91,693

Net deferred tax liabilities	$(40,551)	$(13,941)

As of December 31, 2017 and 2016, deferred tax assets of $3,238 and $3,337, and deferred tax liabilities of $43,789 and $17,278, respectively, were reflected on the consolidated balance sheets.

One of the Company's subsidiaries, Generac Brazil, has generated net operating losses for multiple years. The realizability of the deferred tax assets associated with these net operating losses is uncertain, therefore a valuation allowance has been recorded since Generac Brazil's acquisition on December 8, 2012 and continued through December 31, 2017.

In addition, the Company recorded a valuation allowance in the opening balance sheet and as of December 31, 2017 and 2016 related to the Pramac acquisition. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards, of certain Pramac subsidiaries, for which utilization is uncertain.

At December 31, 2017, the Company had state research and development tax credit carryforwards, and state manufacturing tax credit carryforwards of approximately $13,089 and $4,618, respectively, which expire between 2018 and 2032. A valuation allowance of $1,171 has been established against deferred tax assets for these carryforwards.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2017	2016
Unrecognized tax benefit, beginning of period	$7,943	$7,239
Increase in unrecognized tax benefit for positions taken in current period	251	704
Statute of limitation expirations	(1,072)	-
Unrecognized tax benefit, end of period	$7,122	$7,943

The unrecognized tax benefit as of  December 31, 2017 and 2016, if recognized, would impact the effective tax rate.

As of  December 31, 2017, 2016 and 2015, total accrued interest of approximately $131, $272 and $174, respectively, and accrued penalties of approximately $220, $425 and $363, respectively, associated with net unrecognized tax benefits are included in the Company’s consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2018.

The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest these earnings, as well as the capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	4.1	4.1	4.1
Research and development credits	(1.4)	(1.0)	(2.3)
Share-based compensation (1)	(1.4)	-	-
Tax Act impact	(13.9)	-	-
Other	(1.1)	(1.3)	-
Effective tax rate	21.3%	36.8%	36.8%

(1)

With the adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits from equity awards are reflected within the provision for income taxes rather than within the consolidated balance sheet. For further information on the Company’s adoption of ASU 2016-09, refer to Note 2, “Significant Accounting Policies – New Accounting Pronouncements” to the consolidated financial statements.

14.	Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. Certain plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $14,992, $15,019, and $14,352 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company amended the 401(k) savings plans effective January 1, 2009, to add Company matching and non-elective contributions. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008. Both Company matching contributions and non-elective contributions are subject to vesting. Forfeitures may be applied against plan expenses and company contributions. The Company recognized $3,600, $3,400 and $3,000 of expense related to these plans in 2017, 2016 and 2015, respectively.

Pension Plans

The Company has frozen noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The Pension Plans were frozen effective December 31, 2008. The benefits under the salaried plan are based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations.

The Company uses a December 31 measurement date for the Pension Plans. The accumulated benefit obligation, reconciliation of the changes in projected benefit obligation, changes in plan assets and the funded status of the Pension Plans are as follows:

	Year Ended December 31,
	2017	2016

Accumulated benefit obligation at end of period	$72,631	$65,956

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$65,956	$63,894
Interest cost	2,688	2,747
Net actuarial loss	6,170	1,363
Benefits paid	(2,183)	(2,048)
Projected benefit obligation at end of period	$72,631	$65,956

Change in plan assets
Fair value of plan assets at beginning of period	$46,488	$43,985
Actual return on plan assets	8,382	3,820
Company contributions	5,327	731
Benefits paid	(2,183)	(2,048)
Fair value of plan assets at end of period	$58,014	$46,488

Funded status: accrued pension liability included in other long-term liabilities	$(14,617)	$(19,468)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss, net of tax	$(10,978)	$(11,040)

The actuarial loss for the Pension Plans that was amortized from AOCL into net periodic (benefit) cost during 2017 is $883. The amount in AOCL as of December 31, 2017 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $802.

The components of net periodic pension cost are as follows:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$2,688	$2,747	$2,681
Expected return on plan assets	(3,011)	(2,868)	(3,041)
Amortization of net loss	883	941	1,228
Net periodic pension cost	$560	$820	$868

Weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2017	2016
Discount rate – salaried pension plan	3.60%	4.14%
Discount rate – hourly pension plan	3.62%	4.16%
Rate of compensation increase (1)	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31,
	2017	2016	2015
Discount rate	4.14%	4.39%	3.99%
Expected long-term rate of return on plan assets	6.58%	6.62%	6.75%
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plans were frozen effective December 31, 2008.

To determine the long-term rate of return assumption for the plans' assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The Pension Plans’ weighted-average asset allocation at December 31, 2017 and 2016, by asset category, is as follows:

	Target Allocation		December 31, 2017		December 31, 2016
Asset Category	Minimum	Maximum	Dollars	%	Dollars	%
Fixed Income	15.0%	25.0%	$10,637	18%	$7,812	17%
Domestic equity	36.5%	61.5%	25,151	43%	19,615	42%
International equity	17.0%	25.0%	16,093	28%	13,466	29%
Real estate	7.0%	15.0%	6,133	11%	5,595	12%
Total			$58,014	100%	$46,488	100%

The fair values of the Pension Plans’ assets at December 31, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$48,314	$48,314	$–	$–
Other investments	9,700	–	–	9,700
Total	$58,014	$48,314	$–	$9,700

The fair values of the Pension Plans' assets at December 31, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$37,860	$37,860	$–	$–
Other investments	8,628	–	–	8,628
Total	$46,488	$37,860	$–	$8,628

A reconciliation of beginning and ending balances for Level 3 assets for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$8,628	$3,675
Purchases	-	4,400
Realized gains	1,072	553
Balance at end of period	$9,700	$8,628

Mutual Funds – This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio. The plans' mutual funds are designed to track exchange indices, and invest in diverse industries. Some mutual funds are classified as regulated investment companies. Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. These investments are classified within Level 1 of the fair value hierarchy.

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

At a minimum, the Company expects to make estimated contributions of $319 to the Pension Plans in 2018.

The following benefit payments are expected to be paid from the Pension Plans:

2018	$2,445
2019	2,502
2020	2,622
2021	2,760
2022	2,932
2023 – 2027	16,989

Certain of the Company’s foreign subsidiaries participate in local statutory defined benefit or other post-employment benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation earned throughout the applicable service period. Liabilities recorded under these plans are included in accrued wages and employee benefits in the Company’s consolidated balance sheets and are not material.

15.	Share Plans

The Company adopted an equity incentive plan (Plan) on February 10, 2010 in connection with its initial public offering. The Plan, as amended, allows for granting of up to 9.1 million share-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the Plan, net of estimated forfeitures, was $10,205, $9,493 and $8,241 for the years ended December 31, 2017, 2016 and 2015, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2017 have an exercise price between $40.12 per share and $48.98 per share; stock options granted in 2016 have an exercise price between $33.23 per share and $35.37 per share, and the stock options granted in 2015 have an exercise price between $28.36 per share and $49.70 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 9,033, 473,743 and 272,296 in 2017, 2016 and 2015, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total proceeds from the cashless for cash exercise of stock options were $6,951 and $1,623 in 2017 and 2016, respectively, and are reflected as a financing activity in the consolidated statement of cash flows.

Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $4,301, $13,056 and $9,768 in 2017, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history. The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Weighted average grant date fair value	$16.84	$13.77	$19.07

Assumptions:
Expected stock price volatility	40%	41%	41%
Risk free interest rate	1.92%	1.31%	1.72%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its share-based compensation expense. The impact of the change to the forfeiture rates on shares-based compensation expense was not material for the years ended December 31, 2017, 2016 and 2015.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2014	2,542,139	$9.94	8.5	$96,518
Granted	287,165	45.18
Exercised	(604,088)	3.79
Expired	(6,409)	50.11
Forfeited	(90,793)	37.27
Outstanding as of December 31, 2015	2,128,014	15.15	7.7	$40,271

Granted	398,313	33.24
Exercised	(995,469)	2.89
Forfeited	(47,894)	37.41
Outstanding as of December 31, 2016	1,482,964	27.49	7.5	$23,840

Granted	346,421	40.13
Exercised	(287,375)	10.58
Forfeited	(69,880)	41.12
Outstanding as of December 31, 2017	1,472,130	33.11	7.3	$25,281

Exercisable as of December 31, 2017	720,730	26.76	6.1	$17,239

As of December 31, 2017, there was $8,552 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.5 years. Total share-based compensation cost related to the stock options for 2017, 2016 and 2015 was $4,503, $4,366 and $4,198, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, which were awarded in the years 2014 through 2017. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of revenue growth and EBITDA margin, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2015 awards covers the years 2015 through 2017, the performance period for the 2016 awards covers the years 2016 through 2018, and the performance period for the 2017 awards covers the years 2017 through 2019. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies as treasury stock. Total shares withheld were 39,500, 28,593 and 65,763 in 2017, 2016 and 2015, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $1,591, $952 and $3,233 in 2017, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value

Non-vested as of December 31, 2014	267,284	$38.72
Granted	193,117	41.31
Vested	(183,362)	32.56
Forfeited	(33,999)	47.77
Non-vested as of December 31, 2015	243,040	44.16

Granted	232,295	33.56
Vested	(95,858)	41.93
Forfeited	(18,074)	38.30
Non-vested as of December 31, 2016	361,403	38.18

Granted	211,769	39.91
Vested	(133,796)	40.60
Forfeited	(47,100)	42.48
Non-vested as of December 31, 2017	392,276	37.77

As of December 31, 2017, there was $7,702 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.7 years. Total share-based compensation cost related to the restricted stock for 2017, 2016 and 2015 was $5,702, $5,127 and $4,043, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2017, 2016 and 2015, 34,095, 19,326 and 16,260 shares, respectively, of stock were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board, of which 22,762, 19,326 and 16,260 shares, respectively, were fully vested. Total share-based compensation cost for these share grants in 2017, 2016 and 2015 was $1,133, $670 and $615, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

16.	Commitments and Contingencies

The Company leases certain manufacturing and office facilities, machinery and computer equipment, automobiles and warehouse space under operating leases. The approximate aggregate minimum rental commitments at December 31, 2017, are as follows:

2018	$9,497
2019	7,786
2020	7,496
2021	6,647
2022	6,633
After 2022	5,865
Total	$43,924

Total rent expense for the years ended December 31, 2017, 2016 and 2015, was approximately $10,845, $9,146, and $4,796, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2017 and 2016 was approximately $36,500 and $33,900, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.	Quarterly Financial Information (Unaudited)

	Quarters Ended 2017
	Q1	Q2	Q3	Q4
Net sales	$331,814	$395,376	$457,253	$488,002
Gross profit	110,486	134,460	157,469	179,702
Operating income	31,845	52,287	72,859	94,073
Net income attributable to Generac Holdings Inc.	12,842	25,660	39,709	81,175
Net income attributable to common shareholders per common share - basic:	$0.22	$0.42	$0.64	$1.31
Net income attributable to common shareholders per common share - diluted:	$0.21	$0.41	$0.64	$1.30

	Quarters Ended 2016
	Q1	Q2	Q3	Q4
Net sales	$286,535	$367,376	$373,121	$417,421
Gross profit	98,060	124,147	137,772	154,127
Operating income	26,964	44,082	56,340	77,231
Net income attributable to Generac Holdings Inc.	10,208	20,888	26,183	41,509
Net income attributable to common shareholders per common share - basic:	$0.15	$0.32	$0.41	$0.64
Net income attributable to common shareholders per common share - diluted:	$0.15	$0.31	$0.40	$0.64

18.	Valuation and Qualifying Accounts

For the years ended December 31, 2017, 2016 and 2015:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$5,642	$346	$(1,842)	$659	$4,805
Reserves for inventory	13,031	6,164	(4,036)	828	15,987
Valuation of deferred tax assets	4,362	2,455	-	-	6,817

Year ended December 31, 2016
Allowance for doubtful accounts	$2,494	$1,654	$(1,110)	$2,604	$5,642
Reserves for inventory	10,582	5,359	(5,357)	2,447	13,031
Valuation of deferred tax assets	1,523	638	-	2,201	4,362

Year ended December 31, 2015
Allowance for doubtful accounts	$2,275	$481	$(325)	$63	$2,494
Reserves for inventory	9,387	3,739	(3,158)	614	10,582
Valuation of deferred tax assets	1,385	138	-	-	1,523

(1)

Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

19.	Subsequent Events

On February 13, 2018, the Company signed a purchase agreement to acquire Selmec Equipos Industriales, S.A. de C.V. (Selmec), which is headquartered in Mexico City, Mexico. Selmec, which has approximately 300 employees, is a designer and manufacturer of industrial generators ranging from 10 kW to 2,750 kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

In October 2017 and January 2018, two subsidiaries implemented the Company's global enterprise resource planning (ERP) systems. In connection with those ERP system implementations, we are updating our internal controls over financial reporting for those subsidiaries as necessary, to accommodate modifications to their business processes and accounting procedures. Additional implementations are expected to occur at our remaining locations over a multi-year period.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in Internal Control Over Financial Reporting

Other than the assessment of controls for the ERP implementation noted above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

Dated: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 26, 2018
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 26, 2018
York A. Ragen	Chief Accounting Officer

/s/ bennett Morgan	Lead Director	February 26, 2018
Bennett Morgan

/s/ TODD A. ADAMS	Director	February 26, 2018
Todd A. Adams

/s/ JOHN D. BOWLIN	Director	February 26, 2018
John D. Bowlin

/s/ Robert D. Dixon	Director	February 26, 2018
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 26, 2018
William Jenkins

/s/ Andrew G. Lampereur	Director	February 26, 2018
Andrew G. Lampereur

/s/ David A. Ramon	Director	February 26, 2018
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 26, 2018
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 26, 2018
Dominick Zarcone

EXHIBIT INDEX

Exhibits Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.1	Credit Agreement, Dated as of February 9, 2012, As Amended and Restated as of May 30, 2012, As Further Amended and Restated as of May 31, 2013, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013), as amended by the First Amendment dated as of May 18, 2015.

10.2	Replacement Term Loan Amendment dated as of November 2, 2016, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016).

10.3	2017 Replacement Term Loan Amendment dated as of May 11, 2017, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2017).

10.4	2017-2 Replacement Term Loan Amendment dated as of December 8, 2017, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

10.5	Restatement Agreement, dated as of May 31, 2013, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Goldman Sachs Bank USA, as syndication agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.6	Guarantee and Collateral Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.7	First Amendment to Guarantee and Collateral Agreement dated as of May 31, 2013, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.8	Credit Agreement, dated as of May 30, 2012, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

Exhibits Number	Description

10.9	Amendment No. 1 dated as of May 31, 2013, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as syndication agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.10	Amendment No. 2 dated as of May 29, 2015, among Generac Power Systems, Inc., its Domestic Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015).

10.11	Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.12	First Amendment to Guarantee and Collateral Agreement dated as of May 31, 2013, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.13+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.14+

Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

10.15+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.16+

Amended and Restated Employment Agreement, dated November 5, 2015, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015).

10.17+	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.64 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.18

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

10.21+

Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.22+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.23+	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.24	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.25	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.26+	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

10.27	Summary of Employment Arrangement with Jeffrey Mueller, President / General Manager – Consumer Power, as set forth in the Offer of Employment Letter dated November 13, 2017.

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) Notes to Consolidated Financial Statements.

__________________
* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan or arrangement.