Form 10-Q
period 2018-03-31
GENERAC HOLDINGS INC.
filed 2018-05-07
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 61,953,296 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$146,162	$138,472
Accounts receivable, less allowance for doubtful accounts	262,170	279,294
Inventories	439,745	387,049
Prepaid expenses and other assets	18,768	19,741
Total current assets	866,845	824,556

Property and equipment, net	232,023	230,380

Customer lists, net	39,516	41,064
Patents, net	37,310	39,617
Other intangible assets, net	2,302	2,401
Tradenames, net	151,972	152,683
Goodwill	724,206	721,523
Deferred income taxes	3,466	3,238
Other assets	19,828	10,502
Total assets	$2,077,468	$2,025,964

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$31,414	$20,602
Accounts payable	228,070	233,639
Accrued wages and employee benefits	29,014	27,992
Other accrued liabilities	122,546	112,618
Current portion of long-term borrowings and capital lease obligations	1,593	1,572
Total current liabilities	412,637	396,423

Long-term borrowings and capital lease obligations	907,459	906,548
Deferred income taxes	49,140	41,852
Other long-term liabilities	83,634	82,893
Total liabilities	1,452,870	1,427,716

Redeemable noncontrolling interests	54,404	43,929

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 70,989,164 and 70,820,173 shares issued at March 31, 2018 and December 31, 2017, respectively	707	708
Additional paid-in capital	464,060	459,816
Treasury stock, at cost	(321,025)	(294,005)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	636,814	610,835
Accumulated other comprehensive loss	(8,372)	(21,198)
Stockholders’ equity attributable to Generac Holdings, Inc.	570,068	554,040
Noncontrolling interests	126	279
Total stockholders' equity	570,194	554,319
Total liabilities and stockholders’ equity	$2,077,468	$2,025,964

See notes to consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$397,634	$330,485
Costs of goods sold	257,645	221,685
Gross profit	139,989	108,800

Operating expenses:
Selling and service	42,682	39,467
Research and development	11,853	10,287
General and administrative	23,475	20,973
Amortization of intangibles	5,632	7,183
Total operating expenses	83,642	77,910
Income from operations	56,347	30,890

Other (expense) income:
Interest expense	(10,113)	(10,788)
Investment income	346	5
Costs related to acquisition	(11)	(185)
Other, net	(1,383)	83
Total other expense, net	(11,161)	(10,885)

Income before provision for income taxes	45,186	20,005
Provision for income taxes	11,416	7,823
Net income	33,770	12,182
Net income attributable to noncontrolling interests	125	7
Net income attributable to Generac Holdings Inc.	$33,645	$12,175

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.42	$0.21
Weighted average common shares outstanding - basic:	61,943,495	62,366,263

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.42	$0.20
Weighted average common shares outstanding - diluted:	62,474,936	62,936,126

Comprehensive income attributable to Generac Holdings Inc.	$44,703	$15,720

See notes to consolidated financial statements.

Generac Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net income	$33,770	$12,182
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,051	5,414
Amortization of intangible assets	5,632	7,183
Amortization of original issue discount and deferred financing costs	1,177	490
Deferred income taxes	4,283	6,530
Share-based compensation expense	3,106	2,632
Other	102	120
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,744	20,368
Inventories	(48,798)	(35,675)
Other assets	2,658	192
Accounts payable	(9,439)	(24,975)
Accrued wages and employee benefits	813	697
Other accrued liabilities	11,065	103
Excess tax benefits from equity awards	(196)	(436)
Net cash provided by (used in) operating activities	28,968	(5,175)

Investing activities
Proceeds from sale of property and equipment	1	35
Proceeds from beneficial interests in securitization transactions	867	629
Expenditures for property and equipment	(6,496)	(3,548)
Acquisition of business, net of cash acquired	(369)	1,610
Net cash used in investing activities	(5,997)	(1,274)

Financing activities
Proceeds from short-term borrowings	14,315	31,004
Proceeds from long-term borrowings	–	1,278
Repayments of short-term borrowings	(3,911)	(35,194)
Repayments of long-term borrowings and capital lease obligations	(408)	(1,056)
Stock repurchases	(25,656)	–
Cash dividends paid to noncontrolling interest of subsidiary	(314)	–
Taxes paid related to equity awards	(1,626)	(1,903)
Proceeds from exercise of stock options	1,400	1,107
Net cash used in financing activities	(16,200)	(4,764)

Effect of exchange rate changes on cash and cash equivalents	919	1,435

Net increase (decrease) in cash and cash equivalents	7,690	(9,778)
Cash and cash equivalents at beginning of period	138,472	67,272
Cash and cash equivalents at end of period	$146,162	$57,494

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2017). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows, have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Standards Not Yet Adopted

In February 2016, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. This guidance is being issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

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

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of certain components of net periodic pension cost as non-operating expense. The new standard did not have a significant impact on the Company’s financial statements. The changes in presentation of the components of net periodic pension cost were applied retrospectively to all periods presented.

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The changes in presentation of the proceeds from beneficial interests in securitization transactions were applied retrospectively to all periods presented.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all related amendments (the “new revenue recognition standard”) using the full retrospective method, which requires application to all periods presented.

The impact of adopting the above standards on the Company’s previously reported condensed consolidated financial statements is as follows:

Condensed Consolidated Balance Sheet	March 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts Receivable	$223,031	$(2,484)	$220,547
Inventories	390,908	6,082	396,990
Other accrued liabilities	91,853	5,604	97,457
Deferred income taxes	27,376	(2,954)	24,422
Other long-term liabilities	62,129	5,548	67,677
Retained earnings	$469,508	$(4,600)	$464,908

Condensed Consolidated Statement of Comprehensive Income	Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$331,814	$(1,329)	$330,485
Cost of goods sold	221,328	357	221,685
Selling and service expenses	40,184	(717)	39,467
Research and development expenses	10,301	(14)	10,287
Other, net	(223)	140	(83)
Provision for income taxes	8,251	(428)	7,823
Net income attributable to Generac Holdings Inc.	$12,842	$(667)	$12,175

Earnings per share
Basic	$0.22	$(0.01)	$0.21
Diluted	$0.21	$(0.01)	$0.20

Comprehensive income attributable to Generac Holdings Inc.	$16,387	$(667)	$15,720

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Net income	$12,849	$(667)	$12,182
Deferred income taxes	6,958	(428)	6,530
Accounts receivable	19,973	395	20,368
Inventories	(35,338)	(337)	(35,675)
Other accrued liabilities	(305)	408	103
Net cash used in operating activities	$(4,546)	$(629)	$(5,175)

Proceeds from beneficial interests in securitization transactions	$-	$629	$629
Net cash provided by (used in) investing activities	$(1,903)	$629	$(1,274)

Condensed Consolidated Balance Sheet	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts Receivable	$280,002	$(708)	$279,294
Inventories	380,341	6,708	387,049
Other accrued liabilities	105,067	7,551	112,618
Deferred income taxes	43,789	(1,937)	41,852
Other long-term liabilities	76,995	5,898	82,893
Retained earnings	$616,347	$(5,513)	$610,835

2. Revenue Recognition

The Company’s revenues primarily consist of product sales to its customers. The Company considers the purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other promotional incentives or allowances offered to our customers. Expected returns for damaged or defective product are estimated using the expected value method based upon historical product return experience. Discounts and rebates offered to customers are typically defined in the master sales agreements with customers, and therefore are recorded using the most likely amount method based on the terms of the contract. Promotional incentives are defined programs offered for short, specific periods of time, and are estimated using the expected value method based upon historical experience. The Company does not expect the transaction price for revenue recognized will be subject to a significant revenue reversal. As the Company’s product sale contracts and standard payment terms have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the condensed consolidated statements of comprehensive income. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. To determine when control has transferred, the Company considers if there is a present right to payment; and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. As substantially all of the Company’s revenues are recognized at a point in time, the amount of unsatisfied performance obligations at each period end is not material. The Company's contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations.

At the request of certain customers, the Company will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customer takes possession of the product.

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the condensed consolidated balance sheet as accounts receivable, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the condensed consolidated balance sheet. The balance of customer deposits (contract liability) was $8,028 and $7,034 at March 31, 2018 and December 31, 2017, respectively. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

The Company offers standard warranty coverage on substantially all products that it sells, and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Refer to Note 9, “Product Warranty Obligations,” to the condensed consolidated financial statements for further information regarding the Company’s standard warranties.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation and extended warranty transaction price is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue on the condensed consolidated balance sheets, and amortized on a straight-line basis to selling and service expenses in the condensed consolidated statements of comprehensive income, as an offset to warranty expense, over the life of the contracts following the standard warranty period. For extended warranty contracts that the Company sells under a third party marketing agreement, it is required to pay fees to the third-party service provider, and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as other assets on the condensed consolidated balance sheet. The deferred contract costs are amortized to selling and service expense in the condensed consolidated statement of comprehensive income consistent with how the related deferred revenue is recognized. Refer to Note 9, “Product Warranty Obligations,” to the condensed consolidated financial statements for further information regarding the Company’s extended warranties.

The Company offers other services, including remote monitoring, installation and maintenance services in limited circumstances. These other services are currently not material, accounting for less than one percent of revenue.

Refer to Note 7, “Segment Reporting,” to the condensed consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company's product classes.

3. Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder has within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder has a put option to sell his interest to the Company any time within five years from the date of acquisition. Within the first two years from the date of acquisition, the put option price was based on a fixed amount if voluntarily exercised. Subsequently, the put option price is based on the greater of the fixed amount or a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company holds a call option that it may redeem commencing five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition. Both the put and call option only provide for the complete transfer of the noncontrolling interest, with no partial transfers of interest permitted.

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 12, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$43,929	$33,138
Net income	(26)	118
Foreign currency translation	2,836	924
Redemption value adjustment	7,665	(614)
Balance at end of period	$54,404	$33,566

The redemption value adjustment recorded in the three month period ended March 31, 2018 relates to the adjustment required to reflect the redeemable noncontrolling interest value as a multiple of earnings after two years from the date of acquisition, in accordance with the terms of the acquisition.

4. Derivative Instruments and Hedging Activities

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

Commodities

The Company is exposed to price fluctuations in commodities it uses as raw materials; primarily steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results and its economic well-being. These derivatives typically have maturities of less than eighteen months. In the first quarter of 2018, the Company entered into the following commodity forward contracts:

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed Price (per lb)	Expiration Date
Copper	February 12, 2018	February 1, 2018	$3,776	$3.114	December 31, 2018
Copper	March 8, 2018	March 9, 2018	$3,427	$3.109	December 31, 2018
Copper	March 20, 2018	March 21, 2018	$3,418	$3.101	December 31, 2018
Copper	March 20, 2018	March 21, 2018	$1,697	$3.079	December 31, 2018
Copper	March 26, 2018	April 1, 2018	$3,003	$3.027	December 31, 2018

At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had five, one and one commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the three months ended March 31, 2018 and 2017 were $(156) and $183, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of March 31, 2018, December 31, 2017 and March 31, 2017, the Company had 22, 28 and 19 foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the three months ended March 31, 2018 and 2017 were $227 and ($201), respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements; in May 2014, the Company entered into one interest rate swap agreement; and in 2017, the Company entered into 20 additional interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges, and accordingly, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains (net of tax) recognized in accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2018 and 2017 were $6,647 and $440, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2018	December 31, 2017
Commodity contracts	$(163)	$107
Foreign currency contracts	(25)	167
Interest rate swaps	13,339	4,356

The fair value of the commodity contracts and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheets as of March 31, 2018. The fair value of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair value of the interest rate swaps are included in other assets in the consolidated balance sheet as of December 31, 2017. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2018 and December 31, 2017 is an asset of $13,375 and $4,703, respectively, which represents the amount the Company would receive upon exit of the agreements on those dates.

5. Fair Value Measurements

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $904,044, was approximately $904,587 (Level 2) at March 31, 2018, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the derivatives measured on a recurring basis, see the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

6. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2018 and 2017, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636		$(21,198)
Other comprehensive income before reclassifications	6,179	-	6,647	(1)	12,826
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	6,179	-	6,647		12,826
Ending Balance – March 31, 2018	$(6,677)	$(10,978)	$9,283		$(8,372)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)	$(40,163)
Other comprehensive income before reclassifications	3,600	-	440 (2)	4,040
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	3,600	-	440	4,040
Ending Balance – March 31, 2017	$(24,447)	$(11,040)	$(636)	$(36,123)

(1)	Represents unrealized gains of $8,982, net of tax effect of $(2,335) for the three months ended March 31, 2018.
(2)	Represents unrealized gains of $723, net of tax effect of $(283) for the three months ended March 31, 2017.

7. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac and Motortech businesses, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

The Company's product offerings consist primarily of power generation equipment and other engine powered products geared for varying end customer uses. Residential products and commercial & industrial products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, commercial & industrial, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended March 31, 2018
Product Classes	Domestic	International	Total
Residential products	$176,685	$13,789	$190,474
Commercial & industrial products	97,771	77,354	175,125
Other	25,763	6,272	32,035
Total net sales	$300,219	$97,415	$397,634

	Net Sales by Segment
	Three Months Ended March 31, 2017
Product Classes	Domestic	International	Total
Residential products	$141,701	$12,516	$154,217
Commercial & industrial products	84,765	65,988	150,753
Other	20,702	4,813	25,515
Total net sales	$247,168	$83,317	$330,485

Residential products consist primarily of automatic standby generators ranging in output from 6kW to 60kW, portable generators, power washers and outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers and outdoor power equipment dealers. The Company’s revenue consists of the sale of the product to our distribution channels, which in turn sell the product to the end consumer, including installation and maintenance services. In some cases, the Company sells direct to the end consumer. Substantially all of the Company’s revenues are from sales of residential product transferred to the customer at a point in time.

Commercial and industrial (C&I) products consist primarily of generators fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW. Also included in C&I products are mobile generators, mobile heaters and light towers. These products are sold through industrial distributors and dealers, equipment rental companies and equipment distributors. The Company’s revenue consists of the sale of the generator to our distribution channels, which in turn sell the product to the end consumer, including installation and maintenance services. In some cases, the Company sells direct to the end consumer. Substantially all of the Company’s revenues are from sales of C&I product transferred to the customer at a point in time.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended March 31,
	2018	2017
Domestic	$65,475	$41,891
International	6,306	4,812
Total adjusted EBITDA	$71,781	$46,703

Interest expense	(10,113)	(10,788)
Depreciation and amortization	(11,683)	(12,597)
Non-cash write-down and other adjustments (1)	(1,306)	(166)
Non-cash share-based compensation expense (2)	(3,106)	(2,632)
Transaction costs and credit facility fees (3)	(262)	(316)
Business optimization expenses (4)	(138)	(100)
Other	13	(99)
Income before provision for income taxes	$45,186	$20,005

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(4)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 71% of total sales for the three months ended March 31, 2018 and 2017. Approximately 85% of the Company’s identifiable long-lived assets were located in the United States at both March 31, 2018 and December 31, 2017.

8. Balance Sheet Details

Inventories consist of the following:

	March 31, 2018	December 31, 2017

Raw material	$273,608	$242,947
Work-in-process	7,543	2,544
Finished goods	158,594	141,558
Total	$439,745	$387,049

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017

Land and improvements	$13,396	$13,118
Buildings and improvements	141,532	132,072
Machinery and equipment	93,056	90,487
Dies and tools	25,410	24,504
Vehicles	1,736	1,878
Office equipment and systems	76,982	73,254
Leasehold improvements	1,748	2,436
Construction in progress	9,122	18,799
Gross property and equipment	362,982	356,548
Accumulated depreciation	(130,959)	(126,168)
Total	$232,023	$230,380

9. Product Warranty Obligations

The Company records a liability for product warranty obligations accounted for as assurance warranties at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The following is a tabular reconciliation of the Company’s product warranty liability:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$35,422	$31,695
Product warranty reserve assumed in acquisition	-	43
Payments	(4,985)	(4,560)
Provision for warranty issued	5,203	4,160
Changes in estimates for pre-existing warranties	679	670
Balance at end of period	$36,319	$32,008

Additionally, the Company sells extended warranty coverage for certain products, which it accounts for as a service warranty. The sales of extended warranties are recorded as deferred revenue, and typically have a duration of five to ten years. The deferred revenue related to extended warranty coverage is amortized over the duration of the extended contract period, following the standard warranty period, using the straight-line method. The Company believes the straight-line method is appropriate because the performance obligation is satisfied based on the passage of time. The amortization of deferred revenue is recorded to selling and service expenses on the condensed consolidated statements of comprehensive income as an offset to warranty expense. The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$57,854	$36,139
Deferred revenue contracts issued	4,716	1,969
Amortization of deferred revenue contracts	(2,457)	(546)
Balance at end of period	$60,113	$37,562

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at March 31, 2018 is as follows:

Remainder of 2018	$9,196
2019	12,041
2020	10,666
2021	8,703
2022	6,811
After 2022	12,696
Total	$60,113

In the second quarter of 2017, the Company launched a post-sale extended warranty marketing program. In the program’s agreement, the Company is required to pay fees to a third-party service provider based on the number of extended warranty contracts sold, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the condensed consolidated balance sheet. The deferred contract costs are amortized to selling and service expense in the condensed consolidated statement of comprehensive income consistent with how the related deferred revenue is recognized. The balance of deferred contract costs as of March 31, 2018 was $3,759, and $127 of amortization was recorded during the three months ended March 31, 2018. There were no deferred contract costs recorded as of and for the three months ended March 31, 2017.

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2018	2017
Product warranty liability
Current portion - other accrued liabilities	$20,556	$20,576
Long-term portion - other long-term liabilities	15,763	14,846
Total	$36,319	$35,422

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$11,998	$11,017
Long-term portion - other long-term liabilities	48,115	46,837
Total	$60,113	$57,854

10. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2018	2017
ABL facility	$-	$-
Other lines of credit	31,414	20,602
Total	$31,414	$20,602

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2018	2017
Term loan	$929,000	$929,000
Original issue discount and deferred financing costs	(25,760)	(26,937)
Capital lease obligation	4,650	4,690
Other	1,162	1,367
Total	909,052	908,120
Less: current portion of debt	944	936
Less: current portion of capital lease obligation	649	636
Total	$907,459	$906,548

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is May 31, 2023. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans is reduced to 1.50% and the applicable margin related to LIBOR rate loans is reduced to 2.50%, in each case, if the Company’s net debt leverage ratio, as defined in the Term Loan, falls below 3.00 to 1.00 for that measurement period.

In May 2017, the Company amended the Term Loan, modifying the pricing of the facility by reducing the applicable margin rates to base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%. Further, the amendment removed the pricing grid that would reduce the applicable margin if a net debt leverage ratio of 3.00 to 1.00 was achieved. As a result, the Company does not anticipate any future catch-up gains or losses resulting from changes in contractual interest rates to be recorded in the statements of comprehensive income. The amended Term Loan pricing, however, is still subject to the 0.75% LIBOR floor. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $1,432 of fees paid to creditors as deferred financing costs on long-term borrowings in the second quarter of 2017.

In December 2017, the Company once again amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 1.00% or adjusted LIBOR rate plus a fixed applicable margin of 2.00%. Additionally, the amendment eliminated the Excess Cash Flow payment requirement for 2017, and eliminates future related payment requirements if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $2,346 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings in fourth quarter of 2017.

As of March 31, 2018, the Company’s secured leverage ratio was 2.47 to 1.00 times, and the Company was in compliance with all Term Loan covenants. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for a $250,000 senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is May 29, 2020. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings bear interest at rates based upon either a base rate plus an applicable margin of 0.50% or adjusted LIBOR rate plus an applicable margin of 1.50%, in each case, subject to adjustments based upon average availability under the ABL Facility. No amounts were outstanding under the ABL Facility at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $31,414 and $20,602, respectively.

11. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the second program, the Company may repurchase up to $250,000 of its common stock over the 24 months following the date of approval. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2018, the Company repurchased 560,000 shares of its common stock for $25,656, funded with cash on hand. There were no share repurchases during the three months ended March 31, 2017. Since the inception of both programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

12. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Numerator
Net income attributable to Generac Holdings Inc.	$33,645	$12,175
Redeemable noncontrolling interest redemption value adjustment	(7,665)	614
Net income attributable to common shareholders	$25,980	$12,789

Denominator
Weighted average shares, basic	61,943,495	62,366,263
Dilutive effect of stock compensation awards (1)	531,441	569,863
Diluted shares	62,474,936	62,936,126

Net income attributable to common shareholders per share
Basic	$0.42	$0.21
Diluted	$0.42	$0.20

(1) Excludes approximately 93,600 and 154,900 stock options for the three months ended March 31, 2018 and March 31, 2017, respectively, as the impact of such awards was anti-dilutive.

13. Income Taxes

The effective income tax rates for the three months ended March 31, 2018 and 2017 were 25.3% and 39.1%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction of the US federal corporate tax rate as a result of the Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for certain elements of the Tax Act is incomplete. However, reasonable estimates of certain effects were able to be made and, therefore, provisional adjustments were recorded in the Company’s financial statements as of, and for the period ended, December 31, 2017. There were no significant adjustments recorded during the three months ended March 31, 2018 related to provisional amounts recorded in 2017 as a result of the Tax Act. For further discussion on the impact of the Tax Act, see Item 8 (Note 13 “Income Taxes”) of the Annual Report on Form 10-K for the year ended December 31, 2017.

14. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2018 and December 31, 2017 was approximately $34,600 and $36,500, respectively.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, and in Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Developments

On February 13, 2018, we signed a purchase agreement to acquire Selmec Equipos Industriales, S.A. de C.V. (Selmec), which is headquartered in Mexico City, Mexico. Selmec, which has approximately 300 employees, is a designer and manufacturer of industrial generators ranging from 10 kW to 2,750 kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services. The transaction is expected to close following receipt of required regulatory approval.

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

Increasing penetration opportunity. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.0% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2015 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result, these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas-fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to the growing importance for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions. Power disruptions are an important driver of customer awareness and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the major outage events that occurred during the second half of 2017 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in 2017 and the first quarter of 2018. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, can have a material impact on our results of operations. Also, acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These acquisitions, along with our existing international presence and global supply chain, expose us to fluctuations in foreign currency exchange rates that can have a material impact on our results of operations.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years approximately 20% to 27% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 24% to 27% in the third quarter and 25% to 29% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods when no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Cash interest expense decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to lower interest rates resulting from the May and December 2017 Term Loan amendments and the repayment of $100 million of ABL Facility borrowings, partially offset by increased borrowings at other subsidiaries and an increase in the market LIBOR rate. Refer to Note 10, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

Factors influencing provision for income taxes and cash income taxes paid.   The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. While the Company continues to assess the full impact of the Tax Act, the preliminary analysis suggests a meaningful benefit from the legislation. Specifically for 2018, the combined federal and state effective tax rate is expected to decline to between 25 to 26%, resulting in lower cash income taxes. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the Tax Act and its impact.

Further, we had approximately $470 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2017 related to our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $122 million through 2021, assuming continued profitability and a 26% combined federal and state tax rate. The aggregate cash tax savings reflects a decrease of $61 million from prior estimates due to a reduction in the assumed tax rate from 39% to 26% as a result of the Tax Act. The amortization of these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $32 million through 2020 and $26 million in 2021, assuming profitability and a 26% combined federal and state tax rate. As a result of the asset acquisition of the Magnum business in the fourth quarter of 2011, we had approximately $34 million of incremental tax deductible goodwill and intangible assets remaining as of December 31, 2017. We expect these assets to generate aggregate cash tax savings of $9.0 million through 2026 assuming continued profitability and a 26% combined federal and state tax rate. The aggregate cash tax savings reflects a decrease of $4.5 million due to a reduction in the assumed tax rate from 39% to 26% as a result of the Tax Act. The amortization of these assets for tax purposes is expected to be $3.8 million annually through 2025 and $2.8 million in 2026, which generates an additional annual cash tax savings of $1.0 million through 2025 and $0.7 million in 2026, assuming profitability and a 26% combined federal and state tax rate. Based on current business plans, we believe that our cash tax obligations through 2026 will be significantly reduced by these tax attributes. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net sales	$397,634	$330,485	$67,149	20.3%
Cost of goods sold	257,645	221,685	35,960	16.2%
Gross profit	139,989	108,800	31,189	28.7%
Operating expenses:
Selling and service	42,682	39,467	3,215	8.1%
Research and development	11,853	10,287	1,566	15.2%
General and administrative	23,475	20,973	2,502	11.9%
Amortization of intangible assets	5,632	7,183	(1,551)	-21.6%
Total operating expenses	83,642	77,910	5,732	7.4%
Income from operations	56,347	30,890	25,457	82.4%
Total other income (expense), net	(11,161)	(10,885)	(276)	2.5%
Income before provision for income taxes	45,186	20,005	25,181	125.9%
Provision for income taxes	11,416	7,823	3,593	45.9%
Net income	33,770	12,182	21,588	177.2%
Net income attributable to noncontrolling interests	125	7	118	1685.7%
Net income attributable to Generac Holdings Inc.	$33,645	$12,175	21,470	176.3%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$300,219	$247,168	53,051	21.5%
International	97,415	83,317	14,098	16.9%
Total net sales	$397,634	$330,485	67,149	20.3%

	Adjusted EBITDA
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Domestic	$65,475	$41,891	23,584	56.3%
International	6,306	4,812	1,494	31.0%
Total Adjusted EBITDA	$71,781	$46,703	25,078	53.7%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$190,474	$154,217	36,257	23.5%
Commercial & industrial products	175,125	150,753	24,372	16.2%
Other	32,035	25,515	6,520	25.6%
Total net sales	$397,634	$330,485	67,149	20.3%

Net sales.    The increase in Domestic sales for the three months ended March 31, 2018 was primarily due to strong growth in shipments of home standby and portable generators driven by increased power outage activity in recent quarters, along with the continuation of significant growth for C&I mobile products given the on-going replacement cycle for these products. Also contributing to the year-over-year sales growth were increases in service parts.

The increase in International sales for the three months ended March 31, 2018 was primarily due to the favorable impact of the stronger Euro along with some broad-based organic growth from the Pramac, Ottomotores and Motortech businesses.

Gross profit.    Gross profit margin for the first quarter of 2018 was 35.2% compared to 32.9% in the prior-year first quarter. The improvement was most notably due to favorable pricing and mix impacts along with improved leverage of fixed manufacturing costs on the significant increase in sales, which were partially offset by higher commodity prices.

Operating expenses.   The increase in operating expenses was primarily driven by an increase in employee costs including higher incentive compensation along with a stronger Euro, partially offset by lower promotional costs benefitting from the higher power outage environment as well as lower intangible asset amortization.

Other expense.    Other expense, net was roughly flat compared to prior year due to higher non-operating expenses mostly offset by a decrease in interest expense.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2018 and 2017 were 25.3% and 39.1%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction in the US federal corporate tax rate as a result of the Tax Act enacted on December 22, 2017.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate recorded during the current year quarter.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $65.5 million, or 21.8% of net sales, as compared to $41.9 million in the prior year, or 16.9% of net sales. Adjusted EBITDA margin in the current year benefitted from a favorable pricing environment including lower promotional costs, favorable product mix and improved overall leverage of fixed operating costs on the higher organic sales volumes. These impacts were partially offset by higher commodity prices and an increase in employee costs including higher incentive compensation.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, improved to $6.3 million, or 6.5% of net sales, as compared to $4.8 million, or 5.8% of net sales, in the prior year. The improvement in adjusted EBITDA margin as compared to the prior year was primarily due to favorable sales mix and increased leverage of fixed operating costs on the increase in organic sales. These favorable impacts were partially offset by higher commodity prices along with the costs of expansion of certain branch operations.

Adjusted Net Income.    Adjusted Net Income of $46.1 million for the three months ended March 31, 2018 increased 86.6% from $24.7 million for the three months ended March 31, 2017, due to the factors outlined above partially offset by an increase in cash income tax expense.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, facility and lease costs, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our ABL Facility.

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility that could be utilized in the future if needed. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2018, the Company’s secured leverage ratio was 2.47 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $250.0 million ABL Facility. The maturity date of the ABL Facility is May 29, 2020. As of March 31, 2018, there were no borrowings outstanding and $234.2 million of availability under the ABL Facility, net of outstanding letters of credit. The Company is in compliance with all covenants of the ABL Facility.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Since the inception of both programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand. For the three months ended March 31, 2018, the Company repurchased 560,000 shares of its common stock for $25.7 million. There were no share repurchases during the three months ended March 31, 2017.

See Note 10, “Credit Agreements” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net cash (used in) provided by operating activities	$28,968	$(5,175)	$34,143	659.8%
Net cash used in investing activities	(5,997)	(1,274)	(4,723)	370.7%
Net cash used in financing activities	(16,200)	(4,764)	(11,436)	240.1%

The increase in net cash from operating activities was driven by a variety of factors including the increase in operating earnings as compared to the prior year and lower working capital usage during the current year.

Net cash used in investing activities for the three months ended March 31, 2018 primarily represents cash payments for the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2017 primarily represents cash payments for the purchase of property and equipment partially offset by cash acquired in the acquisition of a business.

Net cash used in financing activities for the three months ended March 31, 2018 primarily represents $14.3 million of cash proceeds from short-term borrowings, partially offset by $4.3 million of debt repayments ($3.9 million of short-term borrowings and $0.4 million of long-term borrowings and capital lease obligations), as well as $25.7 million cash used for stock repurchases under previously announced stock repurchase programs.

Net cash used in financing activities for the three months ended March 31, 2017 primarily represents $36.2 million of debt repayments ($35.2 million of short-term borrowings and $1.0 million of long-term borrowings and capital lease obligations), partially offset by $32.3 million cash proceeds from borrowings ($31.0 million short-term and $1.3 million long-term).

Contractual Obligations

There have been no material changes to our contractual obligations since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations and income taxes.

Non-GAAP Measures

Adjusted EBITDA

The computation of Adjusted EBITDA attributable to Generac Holdings Inc. is based on the definition of EBITDA contained in our credit agreement, as amended. To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, taking into account certain charges and gains that were recognized during the periods presented.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as one component for the determination of bonus compensation for our senior executives under our management incentive plan, as described further in our 2018 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2018	2017

Net income attributable to Generac Holdings Inc.	$33,645	$12,175
Net income attributable to noncontrolling interests	125	7
Net income	33,770	12,182
Interest expense	10,113	10,788
Depreciation and amortization	11,683	12,597
Provision for income taxes	11,416	7,823
Non-cash write-down and other adjustments (a)	1,306	166
Non-cash share-based compensation expense (b)	3,106	2,632
Transaction costs and credit facility fees (c)	262	316
Business optimization expenses (d)	138	100
Other	(13)	99
Adjusted EBITDA	71,781	46,703
Adjusted EBITDA attributable to noncontrolling interests	1,549	956
Adjusted EBITDA attributable to Generac Holdings Inc.	$70,232	$45,747

(a)   Represents the following non-cash charges: gains/losses on disposals of assets, unrealized mark-to-market adjustments on commodity contracts, transactional foreign currency gains/losses and certain purchase accounting related adjustments. We believe that adjusting net income for these non-cash charges is useful for the following reasons:

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

(d) For the three months ended March 31, 2018, represents severance and other non-recurring restructuring charges. For the three months ended March 31, 2017, represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2018	2017

Net income attributable to Generac Holdings Inc.	$33,645	$12,175
Net income attributable to noncontrolling interests	125	7
Net income	33,770	12,182
Provision for income taxes	11,416	7,823
Income before provision for income taxes	45,186	20,005
Amortization of intangible assets	5,632	7,183
Amortization of deferred finance costs and original issue discount	1,177	490
Transaction costs and other purchase accounting adjustments (a)	20	585
Business optimization expenses	138	100
Adjusted net income before provision for income taxes	52,153	28,363
Cash income tax expense (b)	(5,410)	(3,087)
Adjusted net income	46,743	25,276
Adjusted net income attributable to noncontrolling interests	661	582
Adjusted net income attributable to Generac Holdings Inc.	$46,082	$24,694

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.74	$0.39
Weighted average common shares outstanding - diluted:	62,474,936	62,936,126

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three months ended March 31, 2018 is based on an anticipated cash income tax rate at that time of approximately 13% for the full year ended 2018. Amount for the three months ended March 31, 2017 is based on an anticipated cash income tax rate at that time of approximately 15% for the full year ended 2017. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard did not have a significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

There have been no other changes during the three months ended March 31, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2018, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended March 31, 2018, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient, as well as stock repurchases made as authorized under previously announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2018 – 01/31/2018	-	-	-	$170,108,876
02/01/2018 – 02/28/2018	218,338	$45.79	200,000	160,961,733
03/01/2018 – 03/31/2018	371,690	45.80	360,000	$144,453,228
Total	590,028	$45.79

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated: May 7, 2018

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**   Furnished herewith.