Form 10-Q
period 2018-06-30
GENERAC HOLDINGS INC.
filed 2018-08-07
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, there were 61,994,486 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$111,714	$138,472
Accounts receivable, less allowance for doubtful accounts	311,668	279,294
Inventories	479,880	387,049
Prepaid expenses and other assets	27,174	19,741
Total current assets	930,436	824,556

Property and equipment, net	233,433	230,380

Customer lists, net	69,772	41,064
Patents, net	34,770	39,617
Other intangible assets, net	3,370	2,401
Tradenames, net	154,495	152,683
Goodwill	758,072	721,523
Deferred income taxes	1,633	3,238
Other assets	23,294	10,502
Total assets	$2,209,275	$2,025,964

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$23,995	$20,602
Accounts payable	274,234	233,639
Accrued wages and employee benefits	32,820	27,992
Other accrued liabilities	147,628	112,618
Current portion of long-term borrowings and capital lease obligations	1,372	1,572
Total current liabilities	480,049	396,423

Long-term borrowings and capital lease obligations	908,066	906,548
Deferred income taxes	57,506	41,852
Other long-term liabilities	93,364	82,893
Total liabilities	1,538,985	1,427,716

Redeemable noncontrolling interests	53,035	43,929

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,030,347 and 70,820,173 shares issued at June 30, 2018 and December 31, 2017, respectively	710	708
Additional paid-in capital	468,598	459,816
Treasury stock, at cost	(321,052)	(294,005)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	687,772	610,835
Accumulated other comprehensive loss	(16,900)	(21,198)
Stockholders’ equity attributable to Generac Holdings Inc.	617,012	554,040
Noncontrolling interests	243	279
Total stockholders' equity	617,255	554,319
Total liabilities and stockholders’ equity	$2,209,275	$2,025,964

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$494,949	$394,875	$892,583	$725,360
Costs of goods sold	318,693	261,954	576,338	483,639
Gross profit	176,256	132,921	316,245	241,721

Operating expenses:
Selling and service	46,052	42,010	88,734	81,477
Research and development	12,616	10,553	24,469	20,840
General and administrative	26,639	21,407	50,114	42,380
Amortization of intangibles	5,482	7,129	11,114	14,312
Total operating expenses	90,789	81,099	174,431	159,009
Income from operations	85,467	51,822	141,814	82,712

Other (expense) income:
Interest expense	(11,002)	(10,893)	(21,115)	(21,681)
Investment income	367	38	713	43
Loss on extinguishment of debt	(1,332)	–	(1,332)	–
Costs related to acquisition	(26)	(136)	(37)	(321)
Other, net	(861)	(1,577)	(2,244)	(1,494)
Total other expense, net	(12,854)	(12,568)	(24,015)	(23,453)

Income before provision for income taxes	72,613	39,254	117,799	59,259
Provision for income taxes	18,382	13,878	29,798	21,701
Net income	54,231	25,376	88,001	37,558
Net income attributable to noncontrolling interests	970	85	1,095	92
Net income attributable to Generac Holdings Inc.	$53,261	$25,291	$86,906	$37,466

Net income attributable to common shareholders per common share - basic:	$0.83	$0.41	$1.25	$0.62
Weighted average common shares outstanding - basic:	61,534,423	62,146,393	61,696,014	62,260,170

Net income attributable to common shareholders per common share - diluted:	$0.82	$0.41	$1.24	$0.61
Weighted average common shares outstanding - diluted:	62,054,447	62,635,437	62,259,712	62,849,877

Comprehensive income attributable to Generac Holdings Inc.	$47,884	$32,208	$92,587	$47,928

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$88,001	$37,558
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	12,169	11,271
Amortization of intangible assets	11,114	14,312
Amortization of original issue discount and deferred financing costs	2,367	1,308
Loss on extinguishment of debt	1,332	–
Deferred income taxes	6,257	16,500
Share-based compensation expense	6,991	5,818
Other	599	377
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,876)	2,504
Inventories	(85,592)	(8,236)
Other assets	(13,047)	1,069
Accounts payable	33,442	(26,560)
Accrued wages and employee benefits	4,510	1,902
Other accrued liabilities	36,578	(3,144)
Excess tax benefits from equity awards	(188)	(403)
Net cash provided by operating activities	79,657	54,276

Investing activities
Proceeds from sale of property and equipment	196	45
Proceeds from beneficial interests in securitization transactions	1,929	1,398
Expenditures for property and equipment	(12,326)	(10,030)
Acquisition of business, net of cash acquired	(71,926)	1,160
Net cash used in investing activities	(82,127)	(7,427)

Financing activities
Proceeds from short-term borrowings	12,133	62,435
Proceeds from long-term borrowings	50,000	3,069
Repayments of short-term borrowings	(8,172)	(72,971)
Repayments of long-term borrowings and capital lease obligations	(50,797)	(9,806)
Stock repurchases	(25,656)	(30,012)
Cash dividends paid to noncontrolling interest of subsidiary	(314)	–
Payment of debt issuance costs	(1,473)	(1,517)
Taxes paid related to equity awards	(1,725)	(1,958)
Proceeds from exercise of stock options	2,124	1,254
Net cash used in financing activities	(23,880)	(49,506)

Effect of exchange rate changes on cash and cash equivalents	(408)	2,456

Net decrease in cash and cash equivalents	(26,758)	(201)
Cash and cash equivalents at beginning of period	138,472	67,272
Cash and cash equivalents at end of period	$111,714	$67,071

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial and industrial markets. The Company’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of its Annual Report on Form 10-K for the year ended December 31, 2017). A summary of acquisitions affecting the reporting periods presented include:

●

In June 2018, the Company acquired Selmec Equipos Industriales, S.A. de C.V. (Selmec), headquartered in Mexico City, Mexico. Selmec is a designer and manufacturer of industrial generators ranging from 10kW to 2,750kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services.

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

The condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Standards Not Yet Adopted

In February 2016, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This guidance was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The standard is effective for the Company in 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of certain components of net periodic pension cost as non-operating expense. The adoption of this new standard did not have a significant impact on the Company’s financial statements. The changes in presentation of the components of net periodic pension cost were applied retrospectively to all periods presented.

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

The impact of adopting the above standards on the Company’s previously reported condensed consolidated financial statements is as follows:

Condensed Consolidated Balance Sheets	June 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts receivable	$243,285	$(3,143)	$240,142
Inventories	378,110	6,081	384,191
Other accrued liabilities	93,343	5,253	98,596
Deferred income taxes	37,575	(3,190)	34,385
Other long-term liabilities	66,633	5,844	72,477
Retained earnings	$495,463	$(4,969)	$490,494

	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts receivable	$280,002	$(708)	$279,294
Inventories	380,341	6,708	387,049
Other accrued liabilities	105,067	7,551	112,618
Deferred income taxes	43,789	(1,937)	41,852
Other long-term liabilities	76,995	5,898	82,893
Retained earnings	$616,347	$(5,513)	$610,835

Condensed Consolidated Statements of Comprehensive Income	Three Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$395,376	$(501)	$394,875
Cost of goods sold	260,916	1,038	261,954
Selling and service expenses	43,116	(1,106)	42,010
Research and development expenses	10,567	(14)	10,553
General and administrative expenses	21,361	46	21,407
Other, net	1,437	140	1,577
Provision for income taxes	14,114	(236)	13,878
Net income attributable to Generac Holdings Inc.	$25,660	$(369)	$25,291

Earnings per share
Basic	$0.42	$(0.01)	$0.41
Diluted	$0.41	$-	$0.41

Comprehensive income attributable to Generac Holdings Inc.	$32,577	$(369)	$32,208

	Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$727,190	$(1,830)	$725,360
Cost of goods sold	482,244	1,395	483,639
Selling and service expenses	83,300	(1,823)	81,477
Research and development expenses	20,868	(28)	20,840
General and administrative expenses	42,334	46	42,380
Other, net	1,214	280	1,494
Provision for income taxes	22,365	(664)	21,701
Net income attributable to Generac Holdings Inc.	$38,502	$(1,036)	$37,466

Earnings per share
Basic	$0.63	$(0.01)	$0.62
Diluted	$0.63	$(0.02)	$0.61

Comprehensive income attributable to Generac Holdings Inc.	$48,964	$(1,036)	$47,928

Condensed Consolidated Statement of Cash Flows	Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net income	$38,594	$(1,036)	$37,558
Deferred income taxes	17,164	(664)	16,500
Accounts receivable	5,362	(2,858)	2,504
Inventories	(13,981)	5,745	(8,236)
Other accrued liabilities	(559)	(2,585)	(3,144)
Net cash provided by operating activities	$55,674	$(1,398)	$54,276

Proceeds from beneficial interests in securitization transactions	$-	$1,398	$1,398
Net cash used in investing activities	$(8,825)	$1,398	$(7,427)

2. Revenue Recognition

The Company’s revenues primarily consist of product sales to its customers. The Company considers the purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other promotional incentives or allowances offered to our customers. Expected returns for damaged or defective product are estimated using the expected value method based upon historical product return experience. Discounts and rebates offered to customers are typically defined in the master sales agreements with customers and, therefore, are recorded using the most likely amount method based on the terms of the contract. Promotional incentives are defined programs offered for short, specific periods of time and are estimated using the expected value method based upon historical experience. The Company does not expect the transaction price for revenue recognized will be subject to a significant revenue reversal. As the Company’s product sale contracts and standard payment terms have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the condensed consolidated statements of comprehensive income. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. As substantially all of the Company’s revenues are recognized at a point in time, the amount of unsatisfied performance obligations at each period end is not material. The Company’s contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations.

At the request of certain customers, the Company will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customer takes possession of the product.

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the condensed consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the condensed consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $20,643 and $7,034 at June 30, 2018 and December 31, 2017, respectively. During the six month period ended June 30, 2018, the Company recognized revenue of $5,812 related to amounts included in the December 31, 2017 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

The Company offers standard warranty coverage on substantially all products that it sells and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Refer to Note 10, “Product Warranty Obligations,” to the condensed consolidated financial statements for further information regarding the Company’s standard warranties.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation, and the extended warranty transaction price is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue on the condensed consolidated balance sheets and amortized on a straight-line basis to selling and service expenses in the condensed consolidated statements of comprehensive income, as an offset to warranty expense, over the life of the contracts following the standard warranty period. For extended warranty contracts that the Company sells under a third-party marketing agreement, it is required to pay fees to the third-party service provider and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as other assets on the condensed consolidated balance sheets. The deferred contract costs are amortized to selling and service expense in the condensed consolidated statements of comprehensive income consistent with how the related deferred revenue is recognized. Refer to Note 10, “Product Warranty Obligations,” to the condensed consolidated financial statements for further information regarding the Company’s extended warranties.

The Company offers other services, including remote monitoring, installation and maintenance services in limited circumstances. These other services are currently not material, accounting for less than one percent of revenue.

Refer to Note 8, “Segment Reporting,” to the condensed consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

3. Selmec Acquisition

On June 1, 2018, the Company acquired Selmec for a purchase price of $78,307, net of cash acquired and inclusive of estimated earnout payments of $6,750. Headquartered in Mexico City, Mexico, Selmec is a designer and manufacturer of industrial generators ranging from 10kW to 2,750kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the second quarter of 2018 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $76,504 of intangible assets, including approximately $38,538 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Selmec from the date of acquisition through June 30, 2018.

4. Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder has within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder has a put option to sell his interest to the Company any time within five years from the date of acquisition. Within the first two years from the date of acquisition, the put option price was based on a fixed amount if voluntarily exercised. Subsequently, the put option price is based on the greater of the fixed amount or a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company holds a call option that it may redeem commencing five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition. Both the put and call option only provide for the complete transfer of the noncontrolling interest, with no partial transfers of interest permitted.

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 13, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$54,404	$33,566	$43,929	$33,138
Net income	848	92	822	210
Foreign currency translation	(4,522)	4,433	(1,686)	5,357
Redemption value adjustment	2,305	(295)	9,970	(909)
Balance at end of period	$53,035	$37,796	$53,035	$37,796

The redemption value adjustments recorded during the three and six month periods ended June 30, 2018 relate to the adjustment required to reflect the redeemable noncontrolling interest value as a multiple of earnings after two years from the date of acquisition, in accordance with the terms of the acquisition.

5. Derivative Instruments and Hedging Activities

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

Commodities

The Company is exposed to price fluctuations in commodities it uses as raw materials, primarily steel, copper and aluminum, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months. At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had five, one and one commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax losses recognized for the three and six months ended June 30, 2018 were $47 and $203, respectively. Net pre-tax gains recognized for the three and six months ended June 30, 2017 were $2 and $185, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of June 30, 2018, December 31, 2017 and June 30, 2017, the Company had twenty-eight, twenty-eight and eighteen foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax losses recognized for the three and six months ended June 30, 2018 were $545 and $318, respectively. Net pre-tax gains recognized for the three and six months ended June 30, 2017 were $380 and $179, respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements. In May 2014, the Company entered into one interest rate swap agreement, and in 2017, the Company entered into 20 additional interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains, net of tax, recognized for the three and six months ended June 30, 2018 were $2,130 and $8,777, respectively. The amount of gains, net of tax, recognized for the three and six months ended June 30, 2017 were $324 and $764, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2018	December 31, 2017
Commodity contracts	$(200)	$107
Foreign currency contracts	(55)	167
Interest rate swaps	16,217	4,356

The fair values of the commodity contracts and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheet as of June 30, 2018. The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair value of the interest rate swaps is included in other assets in the consolidated balance sheet as of December 31, 2017. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2018 and December 31, 2017 is an asset of $16,236 and $4,703, respectively, which represents the amount the Company would receive upon exit of the agreements on those dates.

6. Fair Value Measurements

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $855,617, was approximately $856,130 (Level 2) at June 30, 2018, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the derivatives measured on a recurring basis, see the fair value table in Note 5, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

7. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2018 and 2017, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – April 1, 2018	$(6,677)	$(10,978)	$9,283		$(8,372)
Other comprehensive income (loss) before reclassifications	(10,658)	-	2,130	(1)	(8,528)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(10,658)	-	2,130		(8,528)
Ending Balance – June 30, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – April 1, 2017	$(24,447)	$(11,040)	$(636)	$(36,123)
Other comprehensive income before reclassifications	8,590	-	324 (2)	8,914
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	8,590	-	324	8,914
Ending Balance – June 30, 2017	$(15,857)	$(11,040)	$(312)	$(27,209)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636		$(21,198)
Other comprehensive income (loss) before reclassifications	(4,479)	-	8,777	(3)	4,298
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(4,479)	-	8,777		4,298
Ending Balance – June 30, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)	$(40,163)
Other comprehensive income before reclassifications	12,190	-	764 (4)	12,954
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	12,190	-	764	12,954
Ending Balance – June 30, 2017	$(15,857)	$(11,040)	$(312)	$(27,209)

(1)	Represents unrealized gains of $2,878, net of tax effect of $(748), for the three months ended June 30, 2018.
(2)	Represents unrealized gains of $531, net of tax effect of $(207), for the three months ended June 30, 2017.
(3)	Represents unrealized gains of $11,860, net of tax effect of $(3,083), for the six months ended June 30, 2018.
(4)	Represents unrealized gains of $1,254, net of tax effect of $(490), for the six months ended June 30, 2017.

8. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

The Company's product offerings consist primarily of power generation equipment and other engine powered products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended June 30, 2018
Product Classes	Domestic	International	Total
Residential products	$234,131	$12,267	$246,398
Commercial & industrial products	120,521	95,107	215,628
Other	26,395	6,528	32,923
Total net sales	$381,047	$113,902	$494,949

	Three Months Ended June 30, 2017
Product Classes	Domestic	International	Total
Residential products	$185,114	$13,354	$198,468
Commercial & industrial products	98,909	70,994	169,903
Other	21,383	5,121	26,504
Total net sales	$305,406	$89,469	$394,875

	Six Months Ended June 30, 2018
Product Classes	Domestic	International	Total
Residential products	$410,816	$26,056	$436,872
Commercial & industrial products	218,292	172,461	390,753
Other	52,158	12,800	64,958
Total net sales	$681,266	$211,317	$892,583

	Six Months Ended June 30, 2017
Product Classes	Domestic	International	Total
Residential products	$326,815	$25,870	$352,685
Commercial & industrial products	183,674	136,982	320,656
Other	42,085	9,934	52,019
Total net sales	$552,574	$172,786	$725,360

Residential products consist primarily of automatic standby generators ranging in output from 6kW to 60kW, portable generators, power washers and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution channels, which in turn sell the product to the end consumer, including installation and maintenance services. In some cases, C&I products are sold direct to the end consumer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other products consist primarily of aftermarket service parts sold to our dealers, product accessories and proprietary engines sold to third-party original equipment manufacturers. Substantially all of the Other products revenues are transferred to the customer at a point in time.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$90,602	$63,692	$156,077	$105,583
International	11,628	6,034	17,934	10,846
Total adjusted EBITDA	$102,230	$69,726	$174,011	$116,429

Interest expense	(11,002)	(10,893)	(21,115)	(21,681)
Depreciation and amortization	(11,600)	(12,986)	(23,283)	(25,583)
Non-cash write-down and other adjustments (1)	(1,316)	(1,710)	(2,622)	(1,876)
Non-cash share-based compensation expense (2)	(3,885)	(3,186)	(6,991)	(5,818)
Loss on extinguishment of debt (3)	(1,332)	-	(1,332)	-
Transaction costs and credit facility fees (4)	(441)	(420)	(703)	(736)
Business optimization expenses (5)	(29)	(1,346)	(167)	(1,446)
Other	(12)	69	1	(30)
Income before provision for income taxes	$72,613	$39,254	$117,799	$59,259

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, foreign currency gains/losses and certain purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to a voluntary prepayment of Term Loan debt.
(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement; equity issuance, debt issuance or refinancing; together with certain fees relating to our senior secured credit facilities.

(5)	Represents charges relating to business optimization and restructuring costs.

The Company’s sales in the United States represented approximately 73% of total sales for the three month periods ended June 30, 2018 and 2017, and represented approximately 72% of total sales for the six month periods ended June 30, 2018 and 2017. Approximately 85% of the Company’s identifiable long-lived assets were located in the United States at June 30, 2018 and December 31, 2017.

9. Balance Sheet Details

Inventories consist of the following:

	June 30, 2018	December 31, 2017

Raw material	$286,528	$242,947
Work-in-process	6,034	2,544
Finished goods	187,318	141,558
Total	$479,880	$387,049

Property and equipment consists of the following:

	June 30, 2018	December 31, 2017

Land and improvements	$13,274	$13,118
Buildings and improvements	140,663	132,072
Machinery and equipment	94,861	90,487
Dies and tools	26,475	24,504
Vehicles	1,804	1,878
Office equipment and systems	79,316	73,254
Leasehold improvements	2,356	2,436
Construction in progress	10,505	18,799
Gross property and equipment	369,254	356,548
Accumulated depreciation	(135,821)	(126,168)
Total	$233,433	$230,380

10. Product Warranty Obligations

The Company records a liability for product warranty obligations accounted for as assurance warranties at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The following is a tabular reconciliation of the Company’s product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$36,319	$32,008	$35,422	$31,695
Product warranty reserve assumed in acquisition	-	-	-	43
Payments	(4,907)	(4,285)	(9,892)	(8,845)
Provision for warranty issued	6,275	4,086	11,478	8,246
Changes in estimates for pre-existing warranties	973	1,004	1,652	1,674
Balance at end of period	$38,660	$32,813	$38,660	$32,813

Additionally, the Company sells extended warranty coverage for certain products, which it accounts for as a service warranty. The sales of extended warranties are recorded as deferred revenue, and typically have a duration of five to ten years. The deferred revenue related to extended warranty coverage is amortized over the duration of the extended warranty contract period, following the standard warranty period, using the straight-line method. The Company believes the straight-line method is appropriate because the performance obligation is satisfied based on the passage of time. The amortization of deferred revenue is recorded to selling and service expenses on the condensed consolidated statements of comprehensive income as an offset to warranty expense. The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$60,113	$37,562	$57,854	$36,139
Deferred revenue contracts issued	5,526	7,442	10,242	10,463
Amortization of deferred revenue contracts	(2,632)	(1,648)	(5,089)	(3,246)
Balance at end of period	$63,007	$43,356	$63,007	$43,356

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at June 30, 2018 is as follows:

Remainder of 2018	$6,125
2019	12,682
2020	11,750
2021	9,849
2022	7,711
After 2022	14,890
Total	$63,007

In the second quarter of 2017, the Company launched a post-sale extended warranty marketing program. In the program’s agreement, the Company is required to pay fees to a third-party service provider based on the number of extended warranty contracts sold, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the condensed consolidated balance sheets. The deferred contract costs are amortized to selling and service expense in the condensed consolidated statements of comprehensive income consistent with how the related deferred revenue is recognized. The balance of deferred contract costs as of June 30, 2018 and 2017 was $4,183 and $798, respectively. Amortization of deferred contract costs recorded during the six months ended June 30, 2018 was $277.

Product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2018	2017
Product warranty liability
Current portion - other accrued liabilities	$22,080	$20,576
Long-term portion - other long-term liabilities	16,580	14,846
Total	$38,660	$35,422

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$12,447	$11,017
Long-term portion - other long-term liabilities	50,560	46,837
Total	$63,007	$57,854

11. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2018	2017
ABL Facility	$-	$-
Other lines of credit	23,995	20,602
Total	$23,995	$20,602

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2018	2017
Term Loan	$879,000	$929,000
Original issue discount and deferred financing costs	(24,682)	(26,937)
ABL Facility	50,000	-
Capital lease obligation	4,251	4,690
Other	869	1,367
Total	909,438	908,120
Less: current portion of debt	758	936
Less: current portion of capital lease obligation	614	636
Total	$908,066	$906,548

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is May 31, 2023. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, the applicable margin related to base rate loans was reduced to 1.50% and the applicable margin related to LIBOR rate loans was reduced to 2.50%, in each case, if the Company’s net debt leverage ratio, as defined in the Term Loan, fell below 3.00 to 1.00 for that measurement period.

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

In December 2017, the Company again amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 1.00% or adjusted LIBOR rate plus a fixed applicable margin of 2.00%. Additionally, the amendment eliminated the Excess Cash Flow payment requirement for 2017, and eliminated future related payment requirements if the Company’s secured leverage ratio was maintained below 3.75 to 1.00 times. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $2,346 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings in the fourth quarter of 2017.

In June 2018, the Company again amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 0.75% or adjusted LIBOR rate plus a fixed applicable margin of 1.75%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $829 of fees paid to creditors as deferred financing costs on long-term borrowings in the second quarter of 2018.

As of June 30, 2018, the Company’s secured leverage ratio was 2.11 to 1.00 times, and the Company was in compliance with all Term Loan covenants. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a $250,000 senior secured ABL revolving credit facility (ABL Facility), with a maturity date of May 29, 2020. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings originally bore interest at rates based upon either a base rate plus an applicable margin of 0.50% or adjusted LIBOR rate plus an applicable margin of 1.50%, in each case, subject to adjustments based upon average availability under the ABL Facility.

In June 2018, the Company amended the ABL Facility; increasing it from $250,000 to $300,000 and extending the maturity date from May 29, 2020 to June 12, 2023 (Amended ABL Facility). In addition, the Amended ABL Facility modified the pricing by reducing certain applicable interest rates to either a base rate plus an applicable margin of 0.375% or an adjusted LIBOR rate plus an applicable margin of 1.375%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $615 of new debt issuance costs as deferred financing costs on long-term borrowings and wrote-off $34 of capitalized debt issuance costs as a loss on extinguishment of debt in the second quarter of 2018.

In June 2018, the Company borrowed $50,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. As of June 30, 2018, there was $50,000 outstanding under the Amended ABL Facility, leaving $192,217 of availability, net of outstanding letters of credit. As a result of the prepayment of the Term Loan, the Company wrote-off $1,298 of original issue discount and capitalized debt issuance costs during the second quarter of 2018 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

As of June 30, 2018 and December 31, 2017, short-term borrowings consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $23,995 and $20,602, respectively.

12. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the second program, the Company may repurchase up to $250,000 of its common stock over the 24 months following the date of approval. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the six months ended June 30, 2018 and 2017, the Company repurchased 560,000 and 844,500 shares of its common stock, respectively, for $25,656 and $30,012, respectively, all funded with cash on hand. Since the inception of both programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

13. Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to Generac Holdings Inc.	$53,261	$25,291	$86,906	$37,466
Redeemable noncontrolling interest redemption value adjustment	(2,305)	295	(9,970)	909
Net income attributable to common shareholders	$50,956	$25,586	$76,936	$38,375

Denominator
Weighted average shares, basic	61,534,423	62,146,393	61,696,014	62,260,170
Dilutive effect of stock compensation awards (1)	520,024	489,044	563,698	589,707
Diluted shares	62,054,447	62,635,437	62,259,712	62,849,877

Net income attributable to common shareholders per share
Basic	$0.83	$0.41	$1.25	$0.62
Diluted	$0.82	$0.41	$1.24	$0.61

(1) Excludes approximately 142,600 and 279,200 stock options for the three months ended June 30, 2018 and 2017, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 81,800 and 193,200 stock options for the six months ended June 30, 2018 and 2017, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 7,000 shares of restricted stock for the three months ended June 30, 2017, as the impact of such awards was anti-dilutive.

14. Income Taxes

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 25.3% and 36.7%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction of the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017.

The SEC staff issued Staff Legal Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for certain elements of the Tax Act is incomplete. However, reasonable estimates of certain effects were able to be made and, therefore, provisional adjustments were recorded in the Company’s financial statements as of, and for the period ended, December 31, 2017. There were no significant adjustments recorded during the six months ended June 30, 2018 related to provisional amounts recorded in 2017 as a result of the Tax Act. For further discussion on the impact of the Tax Act, see Item 8 (Note 13 “Income Taxes”) of the Annual Report on Form 10-K for the year ended December 31, 2017.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2018 and December 31, 2017 was approximately $36,200 and $36,500, respectively.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls; and
●	changes in environmental, health and safety laws and regulations.

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

Overview

We are a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil and gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

Over the past eight years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2017.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for back-up power generation products, mobile product solutions and other engine powered products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Increasing penetration opportunity. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.0% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2015 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and, as a result, these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas-fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to the growing importance for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions. Power disruptions are an important driver of customer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the major outage events that occurred during the second half of 2017 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in 2017 and thus far in 2018. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Impact of business capital investment cycles. The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil and gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve, including light commercial, retail, telecommunications, industrial, data centers, healthcare, construction, oil and gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment. We believe the passage of the Tax Act in late 2017 could have a favorable impact on future demand within many of the end markets that we serve, as the improved cash flow, liquidity and business sentiment may lead to further investments in equipment, facilities and infrastructure in the United States.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, and other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Also, acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can have a material impact on our results of operations.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Cash interest expense decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to lower interest rate spreads resulting from the Term Loan amendments, and the October 2017 repayment of $100 million of ABL Facility borrowings. These factors are partially offset by an increase in the market LIBOR rate. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. While we continue to assess the full impact of the Tax Act, the preliminary analysis suggests a meaningful benefit from the legislation. Specifically for 2018, our combined federal and state effective tax rate is expected to decline to between 25 to 26%, resulting in lower cash income taxes. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Refer to Note 14, “Income Taxes,” to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the Tax Act and its impact.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net sales	$494,949	$394,875	$100,074	25.3%
Cost of goods sold	318,693	261,954	56,739	21.7%
Gross profit	176,256	132,921	43,335	32.6%
Operating expenses:
Selling and service	46,052	42,010	4,042	9.6%
Research and development	12,616	10,553	2,063	19.5%
General and administrative	26,639	21,407	5,232	24.4%
Amortization of intangible assets	5,482	7,129	(1,647)	-23.1%
Total operating expenses	90,789	81,099	9,690	11.9%
Income from operations	85,467	51,822	33,645	64.9%
Total other expense, net	(12,854)	(12,568)	(286)	2.3%
Income before provision for income taxes	72,613	39,254	33,359	85.0%
Provision for income taxes	18,382	13,878	4,504	32.5%
Net income	54,231	25,376	28,855	113.7%
Net income attributable to noncontrolling interests	970	85	885	1041.2%
Net income attributable to Generac Holdings Inc.	$53,261	$25,291	$27,970	110.6%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$381,047	$305,406	$75,641	24.8%
International	113,902	89,469	24,433	27.3%
Total net sales	$494,949	$394,875	$100,074	25.3%

	Adjusted EBITDA
	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Domestic	$90,602	$63,692	$26,910	42.3%
International	11,628	6,034	5,594	92.7%
Total Adjusted EBITDA	$102,230	$69,726	$32,504	46.6%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$246,398	$198,468	$47,930	24.1%
Commercial & industrial products	215,628	169,903	45,725	26.9%
Other	32,923	26,504	6,419	24.2%
Total net sales	$494,949	$394,875	$100,074	25.3%

Net sales.    The increase in Domestic sales for the three months ended June 30, 2018 was primarily due to continued strong growth in shipments of home standby and portable generators, and from robust C&I shipments driven by mobile products fleet replacement and strength in stationary generators through national accounts. Also contributing to the year-over-year sales growth were increases in service parts.

The increase in International sales for the three months ended June 30, 2018 was primarily due to increased organic shipments of C&I products within the European, Asian and Latin America regions, the contribution from the Selmec acquisition and the stronger Euro compared to prior year.

The total net sales contribution from non-annualized recent acquisitions to the three months ended June 30, 2018 was $4.0 million.

Gross profit.    Gross profit margin for the second quarter of 2018 was 35.6% compared to 33.7% in the prior-year second quarter. The increase reflected better leverage of fixed manufacturing costs on the significant increase in sales, a more favorable pricing environment, and focused initiatives to improve margins. These items were partially offset by general inflationary pressures from higher commodities, currencies, wages and logistics costs.

Operating expenses.   The increase in operating expenses was primarily driven by higher variable operating expenses given the higher sales volumes, an increase in employee costs including additional incentive compensation, and increased International operating expenses given the stronger Euro. These items were partially offset by lower promotional costs and lower intangible asset amortization expense.

Other expense.    The slight increase in other expense, net was primarily due to the $1.3 million loss on extinguishment of debt resulting from a $50.0 million voluntary prepayment of Term Loan debt.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2018 and 2017 were 25.3% and 35.4%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act enacted on December 22, 2017.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate during the current year quarter, partially offset by higher income attributable to noncontrolling interests.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $90.6 million, or 23.8% of net sales, as compared to $63.7 million, or 20.9% of net sales in the prior year. Adjusted EBITDA margin in the current year benefitted from improved overall operating leverage on the higher organic sales volumes, a favorable pricing environment, lower promotional costs, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs, including higher incentive compensation, and general inflationary pressures.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, improved to $11.6 million, or 10.2% of net sales, as compared to $6.0 million, or 6.7% of net sales, in the prior year. The improvement in Adjusted EBITDA margin as compared to the prior year was primarily due to increased leverage of fixed operating costs on the higher organic sales and favorable mix. These favorable impacts were partially offset by higher commodity prices, along with the expansion of operating expenses for certain branch operations.

Adjusted Net Income.    Adjusted Net Income of $68.9 million for the three months ended June 30, 2018 increased 61.5% from $42.7 million for the three months ended June 30, 2017, due to the factors outlined above, partially offset by an increase in cash income tax expense and higher adjusted net income attributable to noncontrolling interests.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net sales	$892,583	$725,360	$167,223	23.1%
Cost of goods sold	576,338	483,639	92,699	19.2%
Gross profit	316,245	241,721	74,524	30.8%
Operating expenses:
Selling and service	88,734	81,477	7,257	8.9%
Research and development	24,469	20,840	3,629	17.4%
General and administrative	50,114	42,380	7,734	18.2%
Amortization of intangible assets	11,114	14,312	(3,198)	-22.3%
Total operating expenses	174,431	159,009	15,422	9.7%
Income from operations	141,814	82,712	59,102	71.5%
Total other expense, net	(24,015)	(23,453)	(562)	2.4%
Income before provision for income taxes	117,799	59,259	58,540	98.8%
Provision for income taxes	29,798	21,701	8,097	37.3%
Net income	88,001	37,558	50,443	134.3%
Net income attributable to noncontrolling interests	1,095	92	1,003	1090.2%
Net income attributable to Generac Holdings Inc.	$86,906	$37,466	$49,440	132.0%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$681,266	$552,574	$128,692	23.3%
International	211,317	172,786	38,531	22.3%
Total net sales	$892,583	$725,360	$167,223	23.1%

	Adjusted EBITDA
	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Domestic	$156,077	$105,583	$50,494	47.8%
International	17,934	10,846	7,088	65.4%
Total Adjusted EBITDA	$174,011	$116,429	$57,582	49.5%

The following table sets forth our product class information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$436,872	$352,685	$84,187	23.9%
Commercial & industrial products	390,753	320,656	70,097	21.9%
Other	64,958	52,019	12,939	24.9%
Total net sales	$892,583	$725,360	$167,223	23.1%

Net sales.    The increase in Domestic sales for the six months ended June 30, 2018 was primarily due to continued strong growth in shipments of home standby and portable generators, and from robust C&I shipments driven by mobile products fleet replacement and strength in stationary generators through national accounts. Also contributing to the year-over-year sales growth were increases in service parts.

The increase in International sales for the six months ended June 30, 2018 was primarily due to increased organic shipments of C&I products within the European, Asian and Latin America regions, the contribution from the Selmec acquisition and the stronger Euro compared to prior year.

The total net sales contribution from non-annualized recent acquisitions to the six months ended June 30, 2018 was $4.0 million.

Gross profit.    Gross profit margin for the first half of 2018 was 35.4% compared to 33.3% in the prior-year first half. The increase reflected better leverage of fixed manufacturing costs on the significant increase in sales, a more favorable pricing environment, and focused initiatives to improve margins. These items were partially offset by general inflationary pressures from higher commodities, currencies, wages and logistics costs.

Operating expenses.   The increase in operating expenses was primarily driven by an increase in employee costs including additional incentive compensation, higher variable operating expenses given the higher sales volumes, and increased International operating expenses given the stronger Euro. These items were partially offset by lower promotional costs and lower intangible asset amortization expense.

Other expense.    The slight increase in other expense, net was primarily due to the $1.3 million loss on extinguishment of debt resulting from a $50.0 million voluntary prepayment of Term Loan debt. This was partially offset by lower interest expense.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2018 and 2017 were 25.3% and 36.7%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act enacted on December 22, 2017.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate during the current year quarter, partially offset by higher income attributable to noncontrolling interests.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $156.1 million, or 22.9% of net sales, as compared to $105.6 million, or 19.1% of net sales in the prior year. Adjusted EBITDA margin in the current year benefitted from improved overall operating leverage on the higher organic sales volumes, a favorable pricing environment, lower promotional costs, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs, including higher incentive compensation, and general inflationary pressures.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, improved to $17.9 million, or 8.5% of net sales, as compared to $10.8 million, or 6.3% of net sales, in the prior year. The improvement in Adjusted EBITDA margin as compared to the prior year was primarily due to increased leverage of fixed operating costs on the higher organic sales and favorable mix. These favorable impacts were partially offset by higher commodity prices, along with the expansion of operating expenses for certain branch operations.

Adjusted Net Income.    Adjusted Net Income of $115.0 million for the six months ended June 30, 2018 increased 70.7% from $67.4 million for the six months ended June 30, 2017, due to the factors outlined above, partially offset by an increase in cash income tax expense and higher adjusted net income attributable to noncontrolling interests.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our Amended ABL Facility.

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility that could be utilized in the future if needed. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2018, our secured leverage ratio was 2.11 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is June 12, 2023. As of June 30, 2018, there were $50.0 million of borrowings outstanding and $192.2 million of availability under the Amended ABL Facility, net of outstanding letters of credit. We were in compliance with all covenants of the Amended ABL Facility as of June 30, 2018.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Since the inception of both programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand. During the six months ended June 30, 2018 and 2017, we repurchased 560,000 and 844,500 shares of our common stock, respectively, for $25.7 million and $30.0 million, respectively, all funded with cash on hand.

See Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our Amended ABL Facility and other short-term lines of credit, combined with relatively low ongoing capital expenditure requirements and favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate), provide us with sufficient capital to continue to grow our business in the future. We will use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net cash provided by operating activities	$79,657	$54,276	$25,381	46.8%
Net cash used in investing activities	(82,127)	(7,427)	(74,700)	1005.8%
Net cash used in financing activities	(23,880)	(49,506)	25,626	-51.8%

The increase in net cash provided by operating activities was primarily due to an increase in operating earnings as compared to the prior year, partially offset by increased working capital investment driven by organic sales growth and the replenishment of inventory levels in anticipation of the summer storm season.

Net cash used in investing activities for the six months ended June 30, 2018 primarily represents cash payments of $71.9 million related to the acquisition of businesses and $12.3 million for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2017 primarily represents cash payments for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2018 primarily represents $59.0 million of debt repayments ($50.8 million of long-term borrowings and $8.2 million of short-term borrowings) and $25.7 million cash used for the repurchase of our common stock. These payments were partially offset by $62.1 million of cash proceeds from borrowings ($50.0 million long-term and $12.1 million short-term).

Net cash used in financing activities for the six months ended June 30, 2017 primarily represents $82.8 million of debt repayments ($73.0 million of short-term borrowings and $9.8 million of long-term borrowings) and $30.0 million for the repurchase of our common stock. These payments were partially offset by $65.5 million cash proceeds from borrowings ($62.4 million short-term and $3.1 million long-term).

Contractual Obligations

In June 2018, the Company amended its Term Loan and ABL Facility, and borrowed $50,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. See Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Other than these transactions, there have been no material changes to our contractual obligations since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations; and income taxes.

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

•

several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash write-downs and other charges, while not involving cash expense, do have a negative impact on the value of our assets as reflected in our consolidated balance sheets prepared in accordance with U.S. GAAP; and

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2018	2017	2018	2017

Net income attributable to Generac Holdings Inc.	$53,261	$25,291	$86,906	$37,466
Net income attributable to noncontrolling interests	970	85	1,095	92
Net income	54,231	25,376	88,001	37,558
Interest expense	11,002	10,893	21,115	21,681
Depreciation and amortization	11,600	12,986	23,283	25,583
Provision for income taxes	18,382	13,878	29,798	21,701
Non-cash write-down and other adjustments (a)	1,316	1,710	2,622	1,876
Non-cash share-based compensation expense (b)	3,885	3,186	6,991	5,818
Loss on extinguishment of debt (c)	1,332	-	1,332	-
Transaction costs and credit facility fees (d)	441	420	703	736
Business optimization expenses (e)	29	1,346	167	1,446
Other	12	(69)	(1)	30
Adjusted EBITDA	102,230	69,726	174,011	116,429
Adjusted EBITDA attributable to noncontrolling interests	2,630	1,455	4,179	2,411
Adjusted EBITDA attributable to Generac Holdings Inc.	$99,600	$68,271	$169,832	$114,018

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

(c) Represents the non-cash write-off of original issue discount and deferred financing costs due to a $50.0 million voluntary prepayment of Term Loan debt.

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

(e) For the three and six months ended June 30, 2018, represents severance and other non-recurring restructuring charges. For the three and six months ended June 30, 2017, represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2018	2017	2018	2017

Net income attributable to Generac Holdings Inc.	$53,261	$25,291	$86,906	$37,466
Net income attributable to noncontrolling interests	970	85	1,095	92
Net income	54,231	25,376	88,001	37,558
Provision for income taxes	18,382	13,878	29,798	21,701
Income before provision for income taxes	72,613	39,254	117,799	59,259
Amortization of intangible assets	5,482	7,129	11,114	14,312
Amortization of deferred finance costs and original issue discount	1,190	818	2,367	1,308
Loss on extinguishment of debt	1,332	-	1,332	-
Transaction costs and other purchase accounting adjustments (a)	794	429	814	1,014
Business optimization expenses	29	1,346	167	1,446
Adjusted net income before provision for income taxes	81,440	48,976	133,593	77,339
Cash income tax expense (b)	(11,114)	(5,642)	(16,524)	(8,729)
Adjusted net income	70,326	43,334	117,069	68,610
Adjusted net income attributable to noncontrolling interests	1,383	633	2,044	1,215
Adjusted net income attributable to Generac Holdings Inc.	$68,943	$42,701	$115,025	$67,395

Adjusted net income per common share attributable to
Generac Holdings, Inc. - diluted:	$1.11	$0.68	$1.85	$1.07
Weighted average common shares outstanding - diluted:	62,054,447	62,635,437	62,259,712	62,849,877

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and six months ended June 30, 2018 are now based on an anticipated cash income tax rate of approximately 14% to 15% for the full year ended 2018. Amounts for the three and six months ended June 30, 2017 were based on an anticipated cash income tax rate at that time of approximately 14% for the full year ended 2017. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Part 1, Item 1of this Quarterly Report on Form 10-Q for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 5, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

In June 2018, we acquired Selmec. As a result of the acquisition, we are reviewing the internal control structure of Selmec and are in the process of making appropriate changes as we incorporate our controls and procedures into the acquired business.

Other than the assessment of controls for the Selmec acquisition, there have been no other changes during the three months ended June 30, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2018, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended June 30, 2018, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2018 – 04/30/2018	-	-	-	$144,453,228
05/01/2018 – 05/31/2018	458	$45.29	-	144,453,228
06/01/2018 – 06/30/2018	120	51.01	-	$144,453,228
Total	578	$46.48

Item 6.           Exhibits

Exhibits Number	Description
10.1

2018 Replacement Term Loan Amendment, dated as of June 8, 2018, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment dated as of May 18, 2015, as amended by the Replacement Term Loan Amendment dated as of November 2, 2016, as amended by the 2017 Replacement Term Loan Amendment dated May 11, 2017, and as amended by the 2017-2 Replacement Term Loan Amendment dated December 8, 2017, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 14, 2018).

10.2

Second Amended and Restated Credit Agreement, dated as of June 12, 2018, among Generac Power Systems, Inc., its Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 14, 2018).

10.3*	Generac Holdings Inc. Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 7, 2018