Form 10-Q
period 2018-09-30
GENERAC HOLDINGS INC.
filed 2018-11-06
CIK 1474735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, there were 62,059,983 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$174,001	$138,472
Accounts receivable, less allowance for doubtful accounts	341,758	279,294
Inventories	496,088	387,049
Prepaid expenses and other assets	28,110	19,741
Total current assets	1,039,957	824,556

Property and equipment, net	243,362	230,380

Customer lists, net	64,585	41,064
Patents, net	32,375	39,617
Other intangible assets, net	3,228	2,401
Tradenames, net	153,585	152,683
Goodwill	769,168	721,523
Deferred income taxes	1,207	3,238
Other assets	25,206	10,502
Total assets	$2,332,673	$2,025,964

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$35,758	$20,602
Accounts payable	287,718	233,639
Accrued wages and employee benefits	41,335	27,992
Other accrued liabilities	136,416	112,618
Current portion of long-term borrowings and capital lease obligations	51,886	1,572
Total current liabilities	553,113	396,423

Long-term borrowings and capital lease obligations	859,625	906,548
Deferred income taxes	68,380	41,852
Other long-term liabilities	93,023	82,893
Total liabilities	1,574,141	1,427,716

Redeemable noncontrolling interests	59,897	43,929

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,105,573 and 70,820,173 shares issued at September 30, 2018 and December 31, 2017, respectively	711	708
Additional paid-in capital	473,886	459,816
Treasury stock, at cost	(321,397)	(294,005)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	756,636	610,835
Accumulated other comprehensive loss	(9,557)	(21,198)
Stockholders’ equity attributable to Generac Holdings Inc.	698,163	554,040
Noncontrolling interests	472	279
Total stockholders' equity	698,635	554,319
Total liabilities and stockholders’ equity	$2,332,673	$2,025,964

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$559,515	$455,839	$1,452,098	$1,181,199
Costs of goods sold	361,630	299,608	937,968	783,247
Gross profit	197,885	156,231	514,130	397,952

Operating expenses:
Selling and service	46,536	43,463	135,270	124,940
Research and development	13,653	10,850	38,122	31,690
General and administrative	25,499	22,128	75,613	64,508
Amortization of intangibles	5,678	7,242	16,792	21,554
Total operating expenses	91,366	83,683	265,797	242,692
Income from operations	106,519	72,548	248,333	155,260

Other (expense) income:
Interest expense	(9,824)	(10,672)	(30,939)	(32,353)
Investment income	382	14	1,095	57
Loss on extinguishment of debt	–	–	(1,332)	–
Other, net	(483)	(1,710)	(2,764)	(3,525)
Total other expense, net	(9,925)	(12,368)	(33,940)	(35,821)

Income before provision for income taxes	96,594	60,180	214,393	119,439
Provision for income taxes	20,072	20,404	49,870	42,105
Net income	76,522	39,776	164,523	77,334
Net income attributable to noncontrolling interests	746	341	1,841	433
Net income attributable to Generac Holdings Inc.	$75,776	$39,435	$162,682	$76,901

Net income attributable to common shareholders per common share - basic:	$1.12	$0.64	$2.36	$1.25
Weighted average common shares outstanding - basic:	61,579,564	61,758,190	61,659,817	62,094,807

Net income attributable to common shareholders per common share - diluted:	$1.11	$0.63	$2.34	$1.24
Weighted average common shares outstanding - diluted:	62,220,298	62,316,788	62,266,140	62,703,269

Comprehensive income attributable to Generac Holdings Inc.	$80,768	$42,939	$173,355	$90,867

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$164,523	$77,334
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	18,332	17,137
Amortization of intangible assets	16,792	21,554
Amortization of original issue discount and deferred financing costs	3,554	2,400
Loss on extinguishment of debt	1,332	–
Deferred income taxes	17,218	25,336
Share-based compensation expense	9,910	8,402
Other	1,249	361
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,649)	(68,003)
Inventories	(99,957)	9,379
Other assets	(16,488)	(3,852)
Accounts payable	47,559	(206)
Accrued wages and employee benefits	13,044	6,288
Other accrued liabilities	18,011	25,148
Excess tax benefits from equity awards	(432)	(661)
Net cash provided by operating activities	138,998	120,617

Investing activities
Proceeds from sale of property and equipment	213	77
Proceeds from beneficial interests in securitization transactions	2,825	2,102
Expenditures for property and equipment	(25,577)	(16,658)
Acquisition of business, net of cash acquired	(71,926)	1,257
Net cash used in investing activities	(94,465)	(13,222)

Financing activities
Proceeds from short-term borrowings	28,332	74,443
Proceeds from long-term borrowings	51,425	3,069
Repayments of short-term borrowings	(12,478)	(80,952)
Repayments of long-term borrowings and capital lease obligations	(51,164)	(13,051)
Stock repurchases	(25,656)	(30,012)
Cash dividends paid to noncontrolling interest of subsidiary	(314)	–
Payment of debt issuance costs	(1,702)	(1,517)
Taxes paid related to equity awards	(2,777)	(2,479)
Proceeds from exercise of stock options	5,191	1,717
Net cash used in financing activities	(9,143)	(48,782)

Effect of exchange rate changes on cash and cash equivalents	139	2,895

Net increase in cash and cash equivalents	35,529	61,508
Cash and cash equivalents at beginning of period	138,472	67,272
Cash and cash equivalents at end of period	$174,001	$128,780

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of power generation equipment and other engine powered products serving the residential, light-commercial and industrial markets. The Company’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers, equipment rental companies, and e-commerce partners, as well as sold direct to certain end user customers.

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

●

In January 2017, the Company acquired Motortech GmbH (Motortech), headquartered in Celle, Germany. Motortech is a leading manufacturer of gaseous-engine control systems and accessories, which are sold primarily to European gas-engine manufacturers and to aftermarket customers around the world.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards Not Yet Adopted

In February 2016, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance should be applied using a modified retrospective approach and is effective for the Company in 2019. The Company has developed a comprehensive project plan and established a cross-functional implementation team to evaluate the impact of the standard. The project plan includes evaluating the Company’s lease portfolio, analyzing the standard’s impact on the Company’s various types of lease contracts and identifying the reporting requirements of the standard. While the Company does not anticipate the impact to the statement of comprehensive income to be material, it is still calculating the impact the lease asset and lease liability will have on the balance sheet.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance was issued to address the diversity in practice related to the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and is effective for the Company in 2020. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

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

The impact of adopting the above standards on the Company’s previously reported condensed consolidated financial statements is as follows:

Condensed Consolidated Balance Sheets	September 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts receivable	$320,626	$(4,207)	$316,419
Inventories	349,023	7,359	356,382
Other accrued liabilities	109,362	5,584	114,946
Deferred income taxes	49,528	(3,367)	46,161
Other long-term liabilities	69,556	6,178	75,734
Retained earnings	$535,172	$(5,243)	$529,929

	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts receivable	$280,002	$(708)	$279,294
Inventories	380,341	6,708	387,049
Other accrued liabilities	105,067	7,551	112,618
Deferred income taxes	43,789	(1,937)	41,852
Other long-term liabilities	76,995	5,898	82,893
Retained earnings	$616,347	$(5,513)	$610,835

Condensed Consolidated Statements of Comprehensive Income	Three Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$457,253	$(1,414)	$455,839
Cost of goods sold	299,784	(176)	299,608
Selling and service expenses	44,402	(939)	43,463
Research and development expenses	10,864	(14)	10,850
General and administrative expenses	22,102	26	22,128
Other, net	1,570	140	1,710
Provision for income taxes	20,581	(177)	20,404
Net income attributable to Generac Holdings Inc.	$39,709	$(274)	$39,435

Earnings per share
Basic	$0.64	$-	$0.64
Diluted	$0.64	$(0.01)	$0.63

Comprehensive income attributable to Generac Holdings Inc.	$43,213	$(274)	$42,939

	Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$1,184,443	$(3,244)	$1,181,199
Cost of goods sold	782,028	1,219	783,247
Selling and service expenses	127,702	(2,762)	124,940
Research and development expenses	31,732	(42)	31,690
General and administrative expenses	64,436	72	64,508
Other, net	3,105	420	3,525
Provision for income taxes	42,946	(841)	42,105
Net income attributable to Generac Holdings Inc.	$78,211	$(1,310)	$76,901

Earnings per share
Basic	$1.27	$(0.02)	$1.25
Diluted	$1.26	$(0.02)	$1.24

Comprehensive income attributable to Generac Holdings Inc.	$92,177	$(1,310)	$90,867

Condensed Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Net income	$78,644	$(1,310)	$77,334
Deferred income taxes	28,703	(3,367)	25,336
Accounts receivable	(70,108)	2,105	(68,003)
Inventories	16,738	(7,359)	9,379
Other accrued liabilities	17,319	7,829	25,148
Net cash provided by operating activities	$122,719	$(2,102)	$120,617

Proceeds from beneficial interests in securitization transactions	$-	$2,102	$2,102
Net cash used in investing activities	$(15,324)	$2,102	$(13,222)

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

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the condensed consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the condensed consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $18,543 and $7,034 at September 30, 2018 and December 31, 2017, respectively. During the nine month period ended September 30, 2018, the Company recognized revenue of $6,824 related to amounts included in the December 31, 2017 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

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

The Company offers other services, including remote monitoring, installation and maintenance services in limited circumstances. These other services are currently not material, accounting for less than one percent of revenue in 2018.

Refer to Note 8, “Segment Reporting,” to the condensed consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

3. Selmec Acquisition

On June 1, 2018, the Company acquired Selmec for a purchase price of $86,459, net of cash acquired and inclusive of estimated earnout payments of $14,902. Headquartered in Mexico City, Mexico, Selmec is a designer and manufacturer of industrial generators ranging from 10kW to 2,750kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services. To date, the acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the third quarter of 2018 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $81,500 of intangible assets, including approximately $47,870 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Selmec from the date of acquisition through September 30, 2018.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Balance at beginning of period	$53,035		$37,796		$43,929		$33,138
Noncontrolling interest of Pramac	-		1,540	(1)	-		1,540	(1)
Net income	519		283		1,341		493
Foreign currency translation	(569)		2,178		(2,255)		7,535
Redemption value adjustment	6,912	(2)	-		16,882	(2)	(909)
Balance at end of period	$59,897		$41,797		$59,897		$41,797

(1)	Represents the additional noncontrolling interest of Pramac resulting from a common control transaction between the Generac Mobile Products S.r.l. and Pramac UK Limited legal entities.
(2)

The redemption value adjustments recorded during the three and nine month periods ended September 30, 2018 relate to the adjustment required to reflect the redeemable noncontrolling interest value as a multiple of earnings after two years from the date of acquisition, in accordance with the terms of the acquisition.

5. Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, which requires derivative instruments to be reported on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Commodities

The Company is exposed to price fluctuations in commodities it uses as raw materials, primarily steel, copper and aluminum, and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months. At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had five, one and one commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax losses recognized for the three and nine months ended September 30, 2018 were $607 and $810, respectively. Net pre-tax gains recognized for the three and nine months ended September 30, 2017 were $140 and $325, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of September 30, 2018, December 31, 2017 and September 30, 2017, the Company had thirty-six, twenty-eight and twenty-two foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s condensed consolidated statements of comprehensive income. Net pre-tax losses recognized for the three and nine months ended September 30, 2018 were $124 and $442, respectively. Net pre-tax gains recognized for the three and nine months ended September 30, 2017 were $447 and $626, respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements. In May 2014, the Company entered into one interest rate swap agreement, and in 2017, the Company entered into 20 additional interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2018 were $1,626 and $10,403, respectively. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2017 were $581 and $1,345, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2018	December 31, 2017
Commodity contracts	$(542)	$107
Foreign currency contracts	(67)	167
Interest rate swaps	18,414	4,356

The fair values of the commodity contracts and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheet as of September 30, 2018. The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair value of the interest rate swaps is included in other assets in the consolidated balance sheet as of December 31, 2017. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2018 and December 31, 2017 is an asset of $18,211 and $4,703, respectively, which represents the amount the Company would receive upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $856,729, was approximately $858,516 (Level 2) at September 30, 2018, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

7. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2018 and 2017, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)
Other comprehensive income before reclassifications	5,717	-	1,626	(1)	7,343
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	5,717	-	1,626		7,343
Ending Balance – September 30, 2018	$(11,618)	$(10,978)	$13,039		$(9,557)

Beginning Balance – July 1, 2017	$(15,857)	$(11,040)	$(312)		$(27,209)
Other comprehensive income before reclassifications	3,826	-	581	(2)	4,407
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	3,826	-	581		4,407
Ending Balance – September 30, 2017	$(12,031)	$(11,040)	$269		$(22,802)

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636		$(21,198)
Other comprehensive income before reclassifications	1,238	-	10,403	(3)	11,641
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	1,238	-	10,403		11,641
Ending Balance – September 30, 2018	$(11,618)	$(10,978)	$13,039		$(9,557)

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)	$(1,076)		$(40,163)
Other comprehensive income before reclassifications	16,016	-	1,345	(4)	17,361
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	16,016	-	1,345		17,361
Ending Balance – September 30, 2017	$(12,031)	$(11,040)	$269		$(22,802)

(1)	Represents unrealized gains of $2,197, net of tax effect of $(571), for the three months ended September 30, 2018.
(2)	Represents unrealized gains of $954, net of tax effect of $(373), for the three months ended September 30, 2017.
(3)	Represents unrealized gains of $14,057, net of tax effect of $(3,654), for the nine months ended September 30, 2018.
(4)	Represents unrealized gains of $2,208, net of tax effect of $(863), for the nine months ended September 30, 2017.

8. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other engine powered products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

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

	Net Sales by Segment
	Three Months Ended September 30, 2018
Product Classes	Domestic	International	Total
Residential products	$300,387	$11,531	$311,918
Commercial & industrial products	121,952	84,414	206,366
Other	30,920	10,311	41,231
Total net sales	$453,259	$106,256	$559,515

	Three Months Ended September 30, 2017
Product Classes	Domestic	International	Total
Residential products	$236,821	$14,382	$251,203
Commercial & industrial products	101,122	72,720	173,842
Other	24,966	5,828	30,794
Total net sales	$362,909	$92,930	$455,839

	Nine Months Ended September 30, 2018
Product Classes	Domestic	International	Total
Residential products	$711,203	$37,587	$748,790
Commercial & industrial products	340,244	256,875	597,119
Other	83,078	23,111	106,189
Total net sales	$1,134,525	$317,573	$1,452,098

	Nine Months Ended September 30, 2017
Product Classes	Domestic	International	Total
Residential products	$563,636	$40,252	$603,888
Commercial & industrial products	284,796	209,702	494,498
Other	67,051	15,762	82,813
Total net sales	$915,483	$265,716	$1,181,199

Residential products consist primarily of automatic home standby generators ranging in output from 6kW to 60kW, portable generators, power washers and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications and fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$117,108	$82,817	$273,185	$188,400
International	7,366	5,625	25,300	16,471
Total adjusted EBITDA	$124,474	$88,442	$298,485	$204,871

Interest expense	(9,824)	(10,672)	(30,939)	(32,353)
Depreciation and amortization	(11,841)	(13,108)	(35,124)	(38,691)
Non-cash write-down and other adjustments (1)	(900)	(756)	(3,522)	(2,632)
Non-cash share-based compensation expense (2)	(2,919)	(2,584)	(9,910)	(8,402)
Loss on extinguishment of debt (3)	-	-	(1,332)	-
Transaction costs and credit facility fees (4)	(1,767)	(234)	(2,470)	(970)
Business optimization expenses (5)	(583)	(487)	(750)	(1,933)
Other	(46)	(421)	(45)	(451)
Income before provision for income taxes	$96,594	$60,180	$214,393	$119,439

(1)

Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, transactional foreign currency gains/losses and certain purchase accounting related adjustments.

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

The Company’s sales in the United States represented approximately 78% and 76% of total sales for the three month periods ended September 30, 2018 and 2017, respectively, and represented approximately 74% of total sales for the nine month periods ended September 30, 2018 and 2017. Approximately 80% and 85% of the Company’s identifiable long-lived assets were located in the United States at September 30, 2018 and December 31, 2017, respectively.

9. Balance Sheet Details

Inventories consist of the following:

	September 30, 2018	December 31, 2017

Raw material	$294,519	$242,947
Work-in-process	4,101	2,544
Finished goods	197,468	141,558
Total	$496,088	$387,049

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017

Land and improvements	$15,583	$13,118
Buildings and improvements	141,275	132,072
Machinery and equipment	96,756	90,487
Dies and tools	26,921	24,504
Vehicles	1,947	1,878
Office equipment and systems	80,144	73,254
Leasehold improvements	2,471	2,436
Construction in progress	19,216	18,799
Gross property and equipment	384,313	356,548
Accumulated depreciation	(140,951)	(126,168)
Total	$243,362	$230,380

10. Product Warranty Obligations

The Company records a liability for standard product warranty obligations accounted for as assurance warranties at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The following is a tabular reconciliation of the Company’s standard product warranty liability accounted for as an assurance warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$38,660	$32,813	$35,422	$31,695
Product warranty reserve assumed in acquisition	-	-	-	43
Payments	(5,205)	(5,135)	(15,097)	(13,980)
Provision for warranty issued	8,074	6,206	19,552	14,452
Changes in estimates for pre-existing warranties	(974)	(705)	678	969
Balance at end of period	$40,555	$33,179	$40,555	$33,179

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$63,007	$43,356	$57,854	$36,139
Deferred revenue contracts issued	4,787	12,741	15,029	23,204
Amortization of deferred revenue contracts	(2,873)	(1,908)	(7,962)	(5,154)
Balance at end of period	$64,921	$54,189	$64,921	$54,189

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at September 30, 2018 is as follows:

Remainder of 2018	$3,187
2019	12,941
2020	12,566
2021	10,821
2022	8,502
After 2022	16,904
Total	$64,921

In the second quarter of 2017, the Company launched a post-sale extended warranty marketing program. In the program’s agreement, the Company is required to pay fees to a third-party service provider based on the number of extended warranty contracts sold, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the condensed consolidated balance sheets. The deferred contract costs are amortized to selling and service expense in the condensed consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. The balance of deferred contract costs as of September 30, 2018 and 2017 was $4,563 and $2,196, respectively. Amortization of deferred contract costs recorded during the nine months ended September 30, 2018 was $449.

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2018	2017
Product warranty liability
Current portion - other accrued liabilities	$23,374	$20,576
Long-term portion - other long-term liabilities	17,181	14,846
Total	$40,555	$35,422

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$13,641	$11,017
Long-term portion - other long-term liabilities	51,280	46,837
Total	$64,921	$57,854

11. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2018	2017
ABL Facility	$11,000	$-
Other lines of credit	24,758	20,602
Total	$35,758	$20,602

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2018	2017
Term Loan	$879,000	$929,000
Original issue discount and deferred financing costs	(23,635)	(26,937)
ABL Facility	50,000	-
Capital lease obligation	4,091	4,690
Other	2,055	1,367
Total	911,511	908,120
Less: current portion of debt	51,266	936
Less: current portion of capital lease obligation	620	636
Total	$859,625	$906,548

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

As of September 30, 2018, the Company’s secured leverage ratio was 1.82 to 1.00 times, and the Company was in compliance with all Term Loan covenants. There are no financial maintenance covenants on the Term Loan.

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

In June 2018, the Company amended the ABL Facility; increasing it from $250,000 to $300,000 and extending the maturity date from May 29, 2020 to June 12, 2023 (Amended ABL Facility). In addition, the Amended ABL Facility modified the pricing by reducing certain applicable interest rates to either a base rate plus an applicable margin of 0.375% or an adjusted LIBOR rate plus an applicable margin of 1.375%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $755 of new debt issuance costs as deferred financing costs on long-term borrowings in 2018 and wrote-off $34 of capitalized debt issuance costs as a loss on extinguishment of debt in the second quarter of 2018.

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

As of September 30, 2018, there was $61,000 outstanding under the Amended ABL Facility, leaving $207,498 of availability, net of outstanding letters of credit. In October 2018, the Company repaid the $50,000 outstanding Amended ABL Facility balance classified as current portion of long-term borrowings as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the Amended ABL Facility, which totaled $35,758 and $20,602, respectively.

12. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved an additional $250,000 stock repurchase program. Under the second program, the Company may repurchase up to $250,000 of its common stock over the 24 months following the date of approval. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2018 and 2017, the Company repurchased 560,000 and 844,500 shares of its common stock, respectively, for $25,656 and $30,012, respectively, all funded with cash on hand. Since the inception of both programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

In September 2018, the Company’s Board of Directors approved another $250,000 stock repurchase program, which will commence in October 2018 upon the expiration of the previous stock repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income attributable to Generac Holdings Inc.	$75,776	$39,435	$162,682	$76,901
Redeemable noncontrolling interest redemption value adjustment	(6,912)	-	(16,882)	909
Net income attributable to common shareholders	$68,864	$39,435	$145,800	$77,810

Denominator
Weighted average shares, basic	61,579,564	61,758,190	61,659,817	62,094,807
Dilutive effect of stock compensation awards (1)	640,734	558,598	606,323	608,462
Diluted shares	62,220,298	62,316,788	62,266,140	62,703,269

Net income attributable to common shareholders per share
Basic	$1.12	$0.64	$2.36	$1.25
Diluted	$1.11	$0.63	$2.34	$1.24

(1) Excludes approximately 38,900 and 146,000 stock options for the three month periods ended September 30, 2018 and 2017, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 48,200 and 188,800 stock options for the nine month periods ended September 30, 2018 and 2017, respectively, as the impact of such awards was anti-dilutive.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 23.3% and 35.3%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction of the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017.

The SEC staff issued Staff Legal Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for certain elements of the Tax Act is incomplete. However, reasonable estimates of certain effects were able to be made and, therefore, provisional adjustments were recorded in the Company’s financial statements as of, and for the period ended, December 31, 2017. For the nine months ended September 30, 2018, the Company recorded a $2,500 favorable adjustment to the provisional amounts recorded in 2017 as a result of the completion of the 2017 federal income tax return. For further discussion on the impact of the Tax Act, see Item 8 (Note 13 “Income Taxes”) of the Annual Report on Form 10-K for the year ended December 31, 2017.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2018 and December 31, 2017 was approximately $40,600 and $36,500, respectively.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Cash interest expense decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to lower interest rate spreads resulting from Term Loan amendments, new interest rate swaps beginning July 2, 2018, and the October 2017 repayment of $100.0 million of ABL Facility borrowings. These factors are partially offset by an increase in the market LIBOR rate. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. While we continue to assess the full impact of the Tax Act, the preliminary analysis suggests a meaningful benefit from the legislation. Specifically for 2018, our combined federal and state effective tax rate is expected to decline to between 23 to 25%, resulting in lower cash income taxes. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Refer to Note 14, “Income Taxes,” to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the Tax Act and its impact.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Net sales	$559,515	$455,839	$103,676	22.7%
Cost of goods sold	361,630	299,608	62,022	20.7%
Gross profit	197,885	156,231	41,654	26.7%
Operating expenses:
Selling and service	46,536	43,463	3,073	7.1%
Research and development	13,653	10,850	2,803	25.8%
General and administrative	25,499	22,128	3,371	15.2%
Amortization of intangible assets	5,678	7,242	(1,564)	-21.6%
Total operating expenses	91,366	83,683	7,683	9.2%
Income from operations	106,519	72,548	33,971	46.8%
Total other expense, net	(9,925)	(12,368)	2,443	-19.8%
Income before provision for income taxes	96,594	60,180	36,414	60.5%
Provision for income taxes	20,072	20,404	(332)	-1.6%
Net income	76,522	39,776	36,746	92.4%
Net income attributable to noncontrolling interests	746	341	405	118.8%
Net income attributable to Generac Holdings Inc.	$75,776	$39,435	$36,341	92.2%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$453,259	$362,909	$90,350	24.9%
International	106,256	92,930	13,326	14.3%
Total net sales	$559,515	$455,839	$103,676	22.7%

	Adjusted EBITDA
	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Domestic	$117,108	$82,817	$34,291	41.4%
International	7,366	5,625	1,741	31.0%
Total Adjusted EBITDA	$124,474	$88,442	$36,032	40.7%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$311,922	$251,203	$60,719	24.2%
Commercial & industrial products	206,366	173,842	32,524	18.7%
Other	41,227	30,794	10,433	33.9%
Total net sales	$559,515	$455,839	$103,676	22.7%

Net sales.    The increase in Domestic sales for the three months ended September 30, 2018 was primarily due to continued strong growth in shipments of home standby generators, C&I mobile products, C&I stationary generators, and service parts, all of which contributed to the year-over-year growth. Shipments of residential products were particularly strong as disruptions from power outages continued to drive awareness around the home standby category and the need for homeowners to have back-up power. Sales of our C&I mobile and stationary products were also strong during the quarter with rental, telecom, and healthcare verticals experiencing growth.

The increase in International sales for the three months ended September 30, 2018 was primarily due to the contribution from the Selmec acquisition, which was $13.4 million for the third quarter. Our Pramac, Tower Light and Motortech businesses grew modestly as we continue to drive market penetration across the globe. However, the tough prior year comparison with hurricane Maria impacted year-over-year growth rates in Latin America.

Gross profit.    Gross profit margin for the third quarter of 2018 was 35.4% compared to 34.3% in the prior-year third quarter. A significant favorable mix shift towards higher margin home standby generator sales primarily drove this increase. Price and cost factors were largely neutral to gross margins relative to the prior year as a more favorable pricing environment and improved manufacturing overhead absorption helped to offset general inflationary pressures.

Operating expenses.   The increase in operating expenses was primarily driven by higher variable operating expenses given the higher sales volumes, an increase in employee and incentive compensation costs, and recurring operating expenses from the Selmec acquisition. These items were partially offset by lower promotion, marketing, and intangible amortization expenses.

Other expense.    The decrease in other expense, net was primarily due to lower interest expense given the lower interest rate spreads resulting from Term Loan refinancing amendments and the October 2017 repayment of $100.0 million of ABL Facility borrowings.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2018 and 2017 were 20.8% and 33.9%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act enacted on December 22, 2017. In addition, a favorable provision-to-return adjustment was recorded in the current year third quarter related to the finalization of our 2017 federal income tax return.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate during the current year quarter.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $117.1 million, or 25.8% of net sales, as compared to $82.8 million, or 22.8% of net sales in the prior year. Adjusted EBITDA margin in the current year benefitted from favorable mix, improved operating leverage, a favorable pricing environment, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs and general inflationary pressures.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, improved to $7.4 million, or 6.9% of net sales, as compared to $5.6 million, or 6.1% of net sales, in the prior year. The improvement was primarily due to increased leverage of fixed operating costs on the higher organic sales volumes and favorable mix.

Adjusted Net Income.    Adjusted Net Income of $89.1 million for the three months ended September 30, 2018 increased 55.3% from $57.4 million for the three months ended September 30, 2017, due to the factors outlined above, partially offset by an increase in cash income tax expense.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Net sales	$1,452,098	$1,181,199	$270,899	22.9%
Cost of goods sold	937,968	783,247	154,721	19.8%
Gross profit	514,130	397,952	116,178	29.2%
Operating expenses:
Selling and service	135,270	124,940	10,330	8.3%
Research and development	38,122	31,690	6,432	20.3%
General and administrative	75,613	64,508	11,105	17.2%
Amortization of intangible assets	16,792	21,554	(4,762)	-22.1%
Total operating expenses	265,797	242,692	23,105	9.5%
Income from operations	248,333	155,260	93,073	59.9%
Total other expense, net	(33,940)	(35,821)	1,881	-5.3%
Income before provision for income taxes	214,393	119,439	94,954	79.5%
Provision for income taxes	49,870	42,105	7,765	18.4%
Net income	164,523	77,334	87,189	112.7%
Net income attributable to noncontrolling interests	1,841	433	1,408	325.2%
Net income attributable to Generac Holdings Inc.	$162,682	$76,901	$85,781	111.5%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$1,134,525	$915,483	$219,042	23.9%
International	317,573	265,716	51,857	19.5%
Total net sales	$1,452,098	$1,181,199	$270,899	22.9%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Domestic	$273,185	$188,400	$84,785	45.0%
International	25,300	16,471	8,829	53.6%
Total Adjusted EBITDA	$298,485	$204,871	$93,614	45.7%

The following table sets forth our product class information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$748,794	$603,888	$144,906	24.0%
Commercial & industrial products	597,119	494,498	102,621	20.8%
Other	106,185	82,813	23,372	28.2%
Total net sales	$1,452,098	$1,181,199	$270,899	22.9%

Net sales.    The increase in Domestic sales for the nine months ended September 30, 2018 was primarily due to continued strong growth in shipments of home standby and portable generators, C&I mobile products, C&I stationary generators, and service parts, all of which contributed to the year-over-year growth. Shipments of residential products were particularly strong with demand climbing to record levels as disruptions from power outages continued to drive awareness around the home standby category and the need for homeowners to have back-up power. Sales of our C&I mobile and stationary products were also strong during the quarter with rental, telecom, and healthcare verticals experiencing growth.

The increase in International sales for the nine months ended September 30, 2018 was primarily due to the $17.4 million contribution from the Selmec acquisition, growth in our Pramac, Tower Light and Motortech businesses as we continue to drive market penetration across the globe, and the stronger Euro compared to prior year. However, the tough prior year comparison with hurricane Maria caused growth rates in Latin America to be relatively flat compared to the prior year.

Gross profit.    Gross profit margin for the first nine months of 2018 was 35.4% compared to 33.7% in the first nine months of 2017. The increase reflected better leverage of fixed manufacturing costs on the increase in sales, favorable mix of home standby generators, a favorable pricing environment, and focused initiatives to improve margins. These items were partially offset by general inflationary pressures from higher commodities, currencies, wages and logistics costs.

Operating expenses.   The increase in operating expenses was primarily driven by an increase in employee and incentive compensation costs, higher variable operating expenses given the higher sales volumes, the recurring operating expenses from the Selmec acquisition, and increased International operating expenses given the stronger Euro. These items were partially offset by lower promotion, marketing and intangible amortization costs.

Other expense.    The decrease in other expense, net was primarily due to lower interest expense, partially offset by the $1.3 million loss on extinguishment of debt resulting from a $50.0 million voluntary prepayment of Term Loan debt.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 23.3% and 35.3%, respectively. The decrease in the effective income tax rate in 2018 was primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act enacted on December 22, 2017.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate during the current year quarter, partially offset by higher income attributable to noncontrolling interests.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $273.2 million, or 24.1% of net sales, as compared to $188.4 million, or 20.6% of net sales in the prior year. Adjusted EBITDA margin in the current year benefitted from favorable mix, improved operating leverage, a favorable pricing environment, lower promotional costs, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs and general inflationary pressures.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, improved to $25.3 million, or 8.0% of net sales, as compared to $16.5 million, or 6.2% of net sales, in the prior year. The improvement in Adjusted EBITDA margin as compared to the prior year was primarily due to increased leverage of fixed operating costs on the higher organic sales and favorable mix.

Adjusted Net Income.    Adjusted Net Income of $204.1 million for the nine months ended September 30, 2018 increased 63.6% from $124.8 million for the nine months ended September 30, 2017, due to the factors outlined above, partially offset by an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and currently include a $300.0 million uncommitted incremental term loan facility that could be utilized in the future if needed. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2018, our secured leverage ratio was 1.82 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million Amended ABL Facility. The maturity date of the Amended ABL Facility is June 12, 2023. As of September 30, 2018, there were $61.0 million of borrowings outstanding and $207.5 million of availability under the Amended ABL Facility, net of outstanding letters of credit. In October 2018, the Company repaid the $50.0 million outstanding Amended ABL Facility balance classified as current portion of long-term borrowings as of September 30, 2018. We were in compliance with all covenants of the Amended ABL Facility as of September 30, 2018.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved another stock repurchase program, under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Since the inception of both programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand. During the nine months ended September 30, 2018 and 2017, we repurchased 560,000 and 844,500 shares of our common stock, respectively, for $25.7 million and $30.0 million, respectively, all funded with cash on hand.

In September 2018, the Company’s Board of Directors approved another $250,000 stock repurchase program, which will commence in October 2018 upon the expiration of the previous stock repurchase program.

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

Cash Flow

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change

Net cash provided by operating activities	$138,998	$120,617	$18,381	15.2%
Net cash used in investing activities	(94,465)	(13,222)	(81,243)	614.5%
Net cash used in financing activities	(9,143)	(48,782)	39,639	-81.3%

The increase in net cash provided by operating activities was primarily due to an increase in operating earnings as compared to the prior year, partially offset by increased working capital investment driven by organic sales growth and the replenishment of inventory levels as well as the timing of certain cash flows related to taxes, interest, pensions and sales of extended warranties.

Net cash used in investing activities for the nine months ended September 30, 2018 primarily represents cash payments of $71.9 million related to the acquisition of businesses and $25.6 million for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2017 primarily represents cash payments for the purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2018 primarily represents $63.6 million of debt repayments ($51.1 million of long-term borrowings and $12.5 million of short-term borrowings) and $25.7 million cash used for the repurchase of our common stock. These payments were partially offset by $79.8 million of cash proceeds from borrowings ($51.4 million long-term and $28.4 million short-term).

Net cash used in financing activities for the nine months ended September 30, 2017 primarily represents $94.0 million of debt repayments ($80.9 million of short-term borrowings and $13.1 million of long-term borrowings) and $30.0 million for the repurchase of our common stock. These payments were partially offset by $77.5 million cash proceeds from borrowings ($74.4 million short-term and $3.1 million long-term).

Contractual Obligations

In June 2018, the Company amended its Term Loan and ABL Facility, and borrowed $50.0 million under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. In October 2018, the Company repaid the $50.0 million outstanding Amended ABL Facility balance classified as current portion of long-term borrowings as of September 30, 2018. See Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Other than these transactions, there have been no material changes to our contractual obligations since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2018	2017	2018	2017

Net income attributable to Generac Holdings Inc.	$75,776	$39,435	$162,682	$76,901
Net income attributable to noncontrolling interests	746	341	1,841	433
Net income	76,522	39,776	164,523	77,334
Interest expense	9,824	10,672	30,939	32,353
Depreciation and amortization	11,841	13,108	35,124	38,691
Provision for income taxes	20,072	20,404	49,870	42,105
Non-cash write-down and other adjustments (a)	900	756	3,522	2,632
Non-cash share-based compensation expense (b)	2,919	2,584	9,910	8,402
Loss on extinguishment of debt (c)	-	-	1,332	-
Transaction costs and credit facility fees (d)	1,767	234	2,470	970
Business optimization expenses (e)	583	487	750	1,933
Other	46	421	45	451
Adjusted EBITDA	124,474	88,442	298,485	204,871
Adjusted EBITDA attributable to noncontrolling interests	1,454	1,178	5,633	3,589
Adjusted EBITDA attributable to Generac Holdings Inc.	$123,020	$87,264	$292,852	$201,282

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

(e) For the three and nine months ended September 30, 2018 and 2017, represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2018	2017	2018	2017

Net income attributable to Generac Holdings Inc.	$75,776	$39,435	$162,682	$76,901
Net income attributable to noncontrolling interests	746	341	1,841	433
Net income	76,522	39,776	164,523	77,334
Provision for income taxes	20,072	20,404	49,870	42,105
Income before provision for income taxes	96,594	60,180	214,393	119,439
Amortization of intangible assets	5,678	7,242	16,792	21,554
Amortization of deferred finance costs and original issue discount	1,187	1,092	3,554	2,400
Loss on extinguishment of debt	-	-	1,332	-
Transaction costs and other purchase accounting adjustments (a)	702	(35)	1,516	979
Business optimization expenses	583	487	750	1,933
Adjusted net income before provision for income taxes	104,744	68,966	238,337	146,305
Cash income tax expense (b)	(15,185)	(10,878)	(31,709)	(19,607)
Adjusted net income	89,559	58,088	206,628	126,698
Adjusted net income attributable to noncontrolling interests	447	697	2,491	1,912
Adjusted net income attributable to Generac Holdings Inc.	$89,112	$57,391	$204,137	$124,786

Adjusted net income per common share attributable to Generac Holdings, Inc. - diluted:	$1.43	$0.92	$3.28	$1.99
Weighted average common shares outstanding - diluted:	62,220,298	62,316,788	62,266,140	62,703,269

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and nine months ended September 30, 2018 are now based on an anticipated cash income tax rate of approximately 15% for the full year ended 2018. Amounts for the three and nine months ended September 30, 2017 were based on an anticipated cash income tax rate at that time of approximately 17% for the full year ended 2017. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Other than the continuing assessment of controls for the Selmec acquisition, there have been no other significant changes during the three months ended September 30, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2018, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 26, 2018 filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three months ended September 30, 2018, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2018 – 07/31/2018	-	-	-	$144,453,228
08/01/2018 – 08/31/2018	4,229	$54.95	-	144,453,228
09/01/2018 – 09/30/2018	1,968	57.20	-	$144,453,228
Total	6,197	$55.66

Item 5.              Other Information

On November 5, 2018, the Company’s Compensation Committee approved, and the Company entered into, an amended and restated employment agreement with Aaron Jagdfeld, President and Chief Executive Officer. The amended agreement provides that the term of the agreement will extend until November 4, 2021, and adds automatic renewals in one-year extensions of the term, unless either party provides notice of non-renewal within 90 days of the expiration date. The amended agreement also updates the “Cause” and “Good Reason” definitions and information about the Chief Executive Officer’s compensation.

Also on November 5, 2018, the Company’s Compensation Committee approved an Executive Change in Control Policy. The policy will replace the individual Change in Control Severance Agreements the Company has with its executive officers, while retaining the “double trigger” nature of such protections. Pursuant to the policy, the Company’s executive officers and other designated employees will be entitled to certain payments and benefits in the event of a termination of the executive’s employment without “Cause” or for “Good Reason” within the period beginning 120 days before and ending two years after a “Change in Control” (as each such term is defined in the policy). Upon such a “double trigger” event, the executive will be entitled to receive a severance payment equal to two times the executive’s annual base salary and target annual bonus for the year of termination, plus any earned but unpaid bonus payments for the year prior to the year of termination. The executive will be entitled to continued participation in the Company’s medical and life insurance programs for two years. The executive will also be entitled to vesting of unvested stock options and other long-term incentive awards, with any performance-based awards vesting at the “target” performance level. Receipt of the payments and benefits under the policy are generally contingent upon the executive signing a general release in favor of the Company and complying with applicable restrictive covenants.

Item 6.           Exhibits

Exhibits Number	Description

10.1*	Amended and Restated Employment Agreement, dated November 5, 2018, between Generac and Aaron P. Jagdfeld, President and Chief Executive Officer.

10.2*	Generac Power Systems, Inc. Executive Change in Control Policy, effective November 5, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements.

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

Dated: November 6, 2018