Form 10-K
period 2018-12-31
GENERAC HOLDINGS INC.
filed 2019-02-26
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 Or
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,115,194,826 based upon the closing price reported for such date on the New York Stock Exchange.

     As of February 19, 2019, 62,129,621 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2018 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

2018 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks or information technology systems; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products or operations.

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

PART I

Item 1. Business

Founded in 1959, Generac Holdings Inc. (the Company or Generac) is a leading global designer and manufacturer of a wide range of power generation equipment and other power products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, operate on natural gas, liquid propane or diesel, and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 60kW. We also provide a remote monitoring system for home standby generators called Mobile Link™, which allows our customers to check the status of their generator conveniently from a desktop PC, tablet computer or smartphone, and also provides the capability to receive maintenance and service alerts.

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

Further, we provide a broad product line of outdoor power equipment that includes trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders for the property maintenance needs of larger-acreage residences, commercial properties, municipalities and farms. These products are largely sold in North America through on-line catalogs, retail hardware stores and outdoor power equipment dealers primarily under the DR® brand name.

Residential products comprised 51.5%, 51.8% and 53.1%, respectively, of total net sales in 2018, 2017 and 2016.

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

Our MPS technology combines the power of several smaller generators to produce the output of a larger generator, providing our customers with redundancy and scalability in a cost-effective manner. For larger industrial applications, our MPS products offer customers an efficient, affordable way to scale their standby power needs, and also offer superior reliability given their built-in redundancy which allows individual units to be taken off-line for routine maintenance while retaining coverage for critical circuits.

We provide a broad product line of light towers, mobile generators and mobile heaters, which provide temporary lighting, power and heat for various end markets, such as road and commercial construction, energy, mining, military and special events. We manufacture commercial mobile pumps which utilize wet and dry-priming pump systems for a wide variety of wastewater applications. We also manufacture various gaseous-engine control systems and accessories, which are sold to gas-engine manufacturers and aftermarket customers.

The acquisition of Selmec in June 2018 increased our industrial generator market share within the Latin American markets, as well as added specialized engineering capabilities.

C&I products comprised 40.6%, 40.8% and 38.6% respectively, of total net sales in 2018, 2017 and 2016.

Other Products

Our “Other Products” category primarily consists of aftermarket service parts and product accessories sold to our dealers, and the amortization of extended warranty deferred revenue. The acquisition of Selmec added a service platform, including robust integration, project management and remote monitoring services.

Other products comprised 7.9%, 7.4% and 8.3%, respectively, of total net sales in 2018, 2017 and 2016.

Distribution Channels and Customers

We distribute our products through a variety of different distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad customer base. This distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical and HVAC wholesalers (including certain private label arrangements), catalogs, equipment rental companies and equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers, who are the end users of our products.

We believe our distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. We offer a broad set of tools, programs and factory support to help our distribution partners be successful. Our network is well balanced with no customer providing more than 6% of our sales in 2018.

Our overall dealer network located around the world is the industry's largest network of factory direct independent generator contractors in North America.

Our residential/light commercial dealer network sells, installs and services our residential and light commercial products to end users. We have increased our level of investment in recent years by focusing on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the global market. Over the past several years, we have been expanding our dealer network globally through acquisitions and organic means, in order to expand our international sales opportunities. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales, installation and product support. Our industrial distributors and dealers maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices.

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

Our wholesaler network distributes our residential and light-commercial generators, and consists of selling branches of both national and local distribution houses for electrical and HVAC products on a wholesale basis. They typically sell to electrical contractors who are not in our dealer network.

On a selective basis, we have established private label and licensing arrangements with third party partners to provide residential, light-commercial and industrial generators. These partners include leading home equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products.

The distribution for our C&I mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors and construction companies, which primarily serve non-residential building construction, road construction, energy markets and special events. In addition, international acquisitions over the years have provided access to numerous independent distributors in over 150 countries.

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, convenience stores, grocery stores and other light commercial applications. Additionally, our residential products are also sold direct to individual consumers, who are the end users of the product.

Business Strategy

We have been executing on our strategic plan, which serves as the framework for the significant investments we have made to capitalize on the long-term growth prospects of Generac. As we continue to move our strategic plan into the future, we are focused on a number of initiatives that are driven by the following four key objectives, which are now called “Powering Our Future”:

Growing the residential standby generator market. As the leader in the home standby generator market, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the world. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity, combined with expanding our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by focusing on a variety of strategic initiatives targeted toward generating more sales leads, improving close rates and reducing the total overall cost of a home standby system. In addition, we intend to continue to focus on innovation in this growing product category and introduce new products into the marketplace. With only approximately 4.5% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2017 American Housing Survey for the United States), we believe there are opportunities to further penetrate the residential standby generator market both domestically and internationally.

Gaining market share. We continue to put a strong focus on improving our share of the power equipment markets in which we participate around the world by emphasizing our innovation and continually expanding our product lines and services. We design and build a wide range of products from portable, stationary and mobile generators, power washers, light towers, mobile heaters, pumps, brush mowers and trimmers, and other engine powered equipment. Being number one or number two in all of these categories globally is our goal. We have many advantages over our competitors with strengths in our engineering and operations capabilities as well as a global distribution network that we believe can be leveraged further for continued market share gains in the markets we serve around the world.

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

Connect with customers, partners and product. We will work to diversify our business model from solely “equipment centric” to a systems and services provider through connectivity solutions and subscription based applications deployed enterprise wide. The first step is increasing connection with our products to unlock opportunities and revenue streams. We will develop tools and programs that add value to dealers and end-users that will result in recurring revenue from subscriptions and parts. We will leverage data obtained from connected devices  by developing predictive analytics that result in continuously improving product quality, sales processes and tools, energy optimization, aftermarket penetration, customer experience and alignment with dealers. Finally, we will build or acquire energy management capabilities to monetize an ecosystem of devices that relate to energy use, storage, generation, control and optimization.

While expansion globally is no longer one of the four key objectives in the Powering Our Future strategic plan, it becomes a core piece to the success of each of the objectives. The recent acquisitions that now comprise our International segment have significantly increased our global presence by adding product, manufacturing and distribution capabilities that serve local markets around the world, and have resulted in us becoming a leading global player in the markets for backup power and mobile power equipment. As we look forward, we intend to leverage our increased international footprint attained from these acquisitions to serve the over $13 billion annual market for power generation equipment outside the U.S. and Canada through each of the key objectives discussed above.

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Drivers and Trends” for additional drivers that influence demand for our products and other trends affecting the markets that we serve.

Manufacturing

We operate numerous manufacturing plants, distribution facilities and inventory warehouses located throughout the world. We store finished goods at third-party logistics providers in the United States that accommodate material storage and rapid response requirements of our customers. See “Item 2 – Properties” for additional details regarding the locations and activities of our principal operations.

In recent years, we have added manufacturing capacity through investments in automation, improved utilization and the expansion of our manufacturing footprint through organic means as well as through acquisitions. We believe we have sufficient capacity to achieve our business goals for the near-to-intermediate term.

Research and Development

Our primary focus on power generation equipment and other power products drives technological innovation, specialized engineering and manufacturing competencies. Research and development (R&D) is a core competency and includes a staff of over 400 engineers working on numerous projects at various facilities worldwide. These activities are focused on developing new technologies and product enhancements as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 35 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. We believe that our expertise in power equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

Intellectual Property

We are committed to research and development, and we rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

Suppliers of Raw Materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable suppliers in the United States and internationally. Our Strategic Global Sourcing function continuously evaluates the quality and cost structure of our purchased components and assesses the capabilities of our supply chain. Components are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components.

Competition

The market for power generation equipment and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment and engine powered tools providers, both domestic and internationally. However, specifically in the generator market, most of the traditional participants compete on a more specialized basis, focused on specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power equipment with a core emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enables us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse omni-channel distribution model and strong factory support provide additional advantages as well.

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

Employees

As of December 31, 2018, we had 5,664 employees (5,046 full time and 618 part-time and temporary employees). Of those, 3,154 employees were directly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years. The current agreement, which expires October 17, 2021, covers our Eagle, Wisconsin facility. Additionally, our plants in Mexico, Italy and Brazil are operated under various local or national union groups. Our other facilities are not unionized.

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

Similarly, other countries have varying degrees of regulation for our products, depending upon product application and fuel types.

Available Information

The Company’s principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and the Company’s telephone number is (262) 544-4811. The Company’s website is www.generac.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s web site, www.generac.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (SEC). The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	47	President, Chief Executive Officer and Chairman
York A. Ragen	47	Chief Financial Officer
Russell S. Minick	58	Chief Marketing Officer
Jeffrey Mueller	50	President / General Manager – Consumer Power
Erik Wilde	44	Executive Vice President, Industrial, Americas
Roger F. Pascavis	58	Executive Vice President, Strategic Global Sourcing
Patrick Forsythe	51	Executive Vice President, Global Engineering

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

York A. Ragen has served as our Chief Financial Officer since September 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Actuant Corporation. Mr. Ragen began his career in the audit practice of Arthur Andersen's Milwaukee, Wisconsin office. Mr. Ragen holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

Russell S. Minick began serving as our Chief Marketing Officer in August 2016. Prior to his appointment, he served as our Executive Vice President, Residential Products since October 2011, with this responsibility being expanded in January 2014 to Executive Vice President, Global Residential Products and to Executive Vice President, North America in September 2014. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

Jeffrey Mueller joined Generac as our President / General Manager – Consumer Power in November 2017. Mr. Mueller was Group President for Broan-Nutone, a producer of residential ventilation and air quality products, from 2014 prior to joining Generac. Prior to his time at Broan, Mr. Mueller was at Kohler Company, a manufacturer of bath and kitchen equipment, from 1991 where he held various U.S. and international executive-level positions in the Kitchen & Bath & Interiors Group, including President of Kohler’s faucet business globally. He is a Marquette University alumnus where he earned an Executive MBA with an international focus and a Bachelor of Science degree in Mechanical Engineering.

Erik Wilde began serving as our Executive Vice President, Industrial, Americas in July 2016. Mr. Wilde was Vice President and General Manager of the Mining Division for Komatsu America Corp., a manufacturer of construction, mining, and compact construction equipment, from 2013 until he joined Generac. Prior to that role, he held leadership positions as Vice President of the ICT Business Division and Product Marketing at Komatsu America Corp. beginning in 2005. Mr. Wilde holds a Bachelor of Business Administration in Management from Boise State University and an M.B.A. from Keller Graduate School of Management.

Roger Pascavis has served as our Executive Vice President, Strategic Global Sourcing since March 2013. Prior to becoming Executive Vice President of Strategic Global Sourcing, he served as the Senior Vice President of Operations since January 2008. Mr. Pascavis joined Generac in 1995 and has served as Director of Materials and Vice President of Operations. Prior to joining Generac, Mr. Pascavis was a Plant Manager for MTI Electronics in Waukesha, Wisconsin. Mr. Pascavis holds a B.S. in Industrial Technology from the University of Wisconsin-Stout and an M.B.A. from Lake Forest Graduate School of Management.

Patrick Forsythe has served as our Executive Vice President of Global Engineering since re-joining Generac in July 2015. Mr. Forsythe was Vice President, Global Engineering & Technology of Hayward Industries, a producer of residential and commercial pool and spa equipment, from 2008 to 2015, Vice President, Global Engineering at Ingersoll Rand Company (and the acquired Doosan Infracore International) from 2004 to 2008, and Director of Engineering at Ingersoll Rand Company from 2002 to 2004. Prior to 2002, Mr. Forsythe worked in various engineering management capacities with Generac from 1995 to 2002. Mr. Forsythe holds a Higher National Diploma (HND) in Mechanical Engineering from the University of Ulster (United Kingdom), a B.S. in Mechanical Engineering, and an M.S. in Manufacturing Management & Technology from The Open University (United Kingdom).

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

Decreases in the availability and quality, or increases in the cost, of raw materials, key components and labor we use could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, or sufficient labor resources, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions, noise, and product content, including standards imposed by the EPA, CARB and other regulatory agencies around the world. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions and carbon monoxide. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines and requirements, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	equipment or information technology infrastructure failure;
●	disruptions in the transportation infrastructure including roads, bridges, railroad tracks and container ports;
●	fires, floods, tornadoes, earthquakes, or other catastrophes; and
●	other operational problems.

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

We source a significant portion of our purchased components overseas, primarily in Asia and Europe. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. Such risks include:

●	inflation or changes in political and economic conditions;
●	unstable regulatory environments;
●	changes in import and export duties;
●	domestic and foreign customs and tariffs;
●	currency rate fluctuations;
●	trade restrictions;
●	labor unrest;
●	logistical challenges, including extended container port congestion, and higher logistics costs;
●	communications challenges; and
●	other restraints and burdensome taxes.

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

We single-source certain types of parts in our product designs. Any delay in our suppliers’ deliveries may impair our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, logistical challenges, weather events or natural disasters.

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

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows.

Additionally, the United Kingdom’s status on EU membership, and discussions regarding its exit from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2018, goodwill and other indefinite-lived intangibles totaled $891.8 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

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

Over the past three years, we have implemented a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. We expect to implement the new ERP system at our other locations in future years. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

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

Our IT systems and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies. These attacks pose a risk to the security of the products, systems and networks of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through board oversight, controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, surveillance and other measures, we remain vulnerable to information security threats.

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

Risks related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2018 we had total indebtedness of $924.0 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate once above a certain LIBOR floor. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease manufacturing, distribution and office facilities globally totaling over five million square feet. We also have inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Jefferson, WI	Owned	Manufacturing, distribution, R&D	Domestic
Janesville, WI	Leased	Distribution	Domestic
Various WI	Leased	Warehouse	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office	Domestic
Vergennes, VT	Leased	Office	Domestic
Winooski, VT	Leased	Distribution, storage	Domestic
Charlotte, VT	Leased	Distribution, storage	Domestic
Mexico City, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Mexico City, Mexico	Leased	Office, manufacturing, warehouse	International
Guadalajara, Mexico	Owned	Sales, office	International
Milan, Italy	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Changzhou, China	Leased	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Ribeirao Preto, Brazil	Leased	Manufacturing, office, warehouse	International
Stoke-on-Trent, United Kingdom	Leased	Sales, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Celle, Germany	Owned	Manufacturing, office, warehouse, R&D	International
Charzyno, Poland	Owned	Manufacturing	International

In addition to the countries represented above, the Company has other operations or sales offices in the United Arab Emirates, India, Singapore and the Dominican Republic, as well as several other countries throughout Europe.

As of December 31, 2018, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2018, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.”

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2018, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/18 - 10/31/18	-	-	-	$144,453,228
11/01/18 - 11/30/18	1,213	$55.05	-	$250,000,000
12/01/18 - 12/31/18	170	52.79	-	$250,000,000
Total	1,383	$54.77

For equity compensation plan information, refer to Note 15, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 11, “Stock Repurchase Program,” to the consolidated financial statements.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the five-year period ended December 31, 2018. The graph and table assume that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

Generac Holdings Inc.	$100.00	$82.56	$52.56	$71.93	$87.43	$87.75
S&P 500 Index - Total Returns	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Industrials Index	100.00	109.83	107.04	127.23	153.99	133.53
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09

Holders

As of February 19, 2019, there were 194 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization, and other such factors that our Board of Directors may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently limited by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, repurchase shares of common stock and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, refer to “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2015 and 2014 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(U.S. Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales	$2,023,464	$1,679,373	$1,447,743	$1,317,299	$1,460,919
Costs of goods sold	1,298,424	1,094,587	935,322	857,349	944,700
Gross profit	725,040	584,786	512,421	459,950	516,219
Operating expenses:
Selling and service	191,887	174,841	164,860	130,242	120,408
Research and development	50,019	42,869	37,163	32,922	31,494
General and administrative	103,841	87,581	74,693	52,947	54,795
Amortization of intangibles (1)	22,112	28,861	32,953	23,591	21,024
Tradename and goodwill impairment (2)	-	-	-	40,687	-
Gain on remeasurement of contingent consideration (3)	-	-	-	-	(4,877)
Total operating expenses	367,859	334,152	309,669	280,389	222,844
Income from operations	357,181	250,634	202,752	179,561	293,375
Other (expense) income:
Interest expense	(40,956)	(42,667)	(44,568)	(42,843)	(47,215)
Investment income	1,893	298	44	123	130
Loss on extinguishment of debt (4)	(1,332)	-	(574)	(4,795)	(2,084)
Gain (loss) on change in contractual interest rate (5)	-	-	(2,957)	(2,381)	16,014
Other, net	(5,710)	(4,566)	(1,000)	(6,682)	(1,858)
Total other expense, net	(46,105)	(46,935)	(49,055)	(56,578)	(35,013)
Income before provision for income taxes	311,076	203,699	153,697	122,983	258,362
Provision for income taxes (6)	69,856	44,142	56,519	45,236	83,749
Net income	241,220	159,557	97,178	77,747	174,613
Net income attributable to noncontrolling interests	2,963	1,749	24	-	-
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$97,154	$77,747	$174,613

Net income attributable to common shareholders per common share - diluted:	$3.54	$2.53	$1.47	$1.12	$2.49

Statement of Cash Flows data:
Depreciation	$25,296	$23,127	$21,465	$16,742	$13,706
Amortization of intangible assets	22,112	28,861	32,953	23,591	21,024
Expenditures for property and equipment	(47,601)	(33,261)	(30,467)	(30,651)	(34,689)

Other Financial Data:
Adjusted EBITDA attributable to Generac Holdings Inc. (7)	$416,793	$311,225	$272,738	$270,816	$337,283
Adjusted net income attributable to Generac Holdings Inc. (8)	292,213	211,869	195,572	198,436	234,165

	As of December 31,
(U.S. Dollars in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Current assets	$1,120,769	$824,557	$687,794	$632,017	$707,637
Property and equipment, net	278,929	230,380	212,793	184,213	168,821
Goodwill	764,655	721,523	704,640	669,719	635,565
Other intangibles and other assets	261,961	249,505	260,742	292,686	352,396
Total assets	$2,426,314	$2,025,965	$1,865,969	$1,778,635	$1,864,419

Total current liabilities	$560,706	$396,423	$347,926	$213,224	$240,522
Long-term borrowings, less current portion	876,396	906,548	1,006,758	1,037,132	1,065,858
Other long-term liabilities	166,947	124,745	80,968	62,408	68,240
Redeemable noncontrolling interests	61,004	43,929	33,138	-	-
Total stockholders' equity	761,261	554,320	397,179	465,871	489,799
Total liabilities and stockholders' equity	$2,426,314	$2,025,965	$1,865,969	$1,778,635	$1,864,419

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

(6) On December 22, 2017, the U.S. Government enacted a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the Tax Act, or Tax Reform). As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of the Company's net deferred tax liabilities. Refer to Note 13, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Tax Act and its impact.

(7) Adjusted EBITDA represents net income before noncontrolling interests, interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in the Term Loan and ABL Facility (terms defined in Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board of Directors in the context of the Board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the calculations are subject to review by our Board of Directors in the context of the Board's review of our financial statements, and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Term Loan and ABL Facility, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	2016	2015	2014
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$97,154	$77,747	$174,613
Net income attributable to noncontrolling interests (a)	2,963	1,749	24	-	-
Net income	241,220	159,557	97,178	77,747	174,613
Interest expense	40,956	42,667	44,568	42,843	47,215
Depreciation and amortization	47,408	51,988	54,418	40,333	34,730
Provision for income taxes	69,856	44,142	56,519	45,236	83,749
Non-cash write-down and other adjustments (b)	3,532	2,923	357	3,892	(3,853)
Non-cash share-based compensation expense (c)	14,563	10,205	9,493	8,241	12,612
Tradename and goodwill impairment (d)	-	-	-	40,687	-
Loss on extinguishment of debt (e)	1,332	-	574	4,795	2,084
(Gain) loss on change in contractual interest rate (f)	-	-	2,957	2,381	(16,014)
Transaction costs and credit facility fees (g)	3,883	2,145	2,442	2,249	1,851
Business optimization expenses (h)	952	2,912	7,316	1,947	-
Other	850	761	700	465	296
Adjusted EBITDA	424,552	317,300	276,522	270,816	337,283
Adjusted EBITDA attributable to noncontrolling interests	7,759	6,075	3,784	-	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$416,793	$311,225	$272,738	$270,816	$337,283

(a) Includes the noncontrolling interests’ share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization of $4.6 million, $4.7 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
●

The adjustment to a certain earn-out obligation in connection with the Tower Light acquisition recorded in the year ended December 31, 2014, is a one-time adjustment that we believe does not reflect our ongoing operations.

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

(e) Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayments of Term Loan debt. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

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

(g) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Term Loan and ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation, and transaction costs relating to the acquisition of businesses.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	2016	2015	2014
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$97,154	$77,747	$174,613
Net income attributable to noncontrolling interests	2,963	1,749	24	-	-
Net income	241,220	159,557	97,178	77,747	174,613
Provision for income taxes	69,856	44,142	56,519	45,236	83,749
Income before provision for income taxes	311,076	203,699	153,697	122,983	258,362
Amortization of intangible assets	22,112	28,861	32,953	23,591	21,024
Amortization of deferred finance costs and original issue discount	4,749	3,516	3,940	5,429	6,615
Tradename and goodwill impairment	-	-	-	40,687	-
Loss on extinguishment of debt	1,332	-	574	4,795	2,084
(Gain) loss on change in contractual interest rate	-	-	2,957	2,381	(16,014)
Transaction costs and other purchase accounting adjustments (a)	2,578	1,706	5,653	2,710	(3,623)
Business optimization expenses	952	2,912	7,316	1,947	-
Adjusted net income before provision for income taxes	342,799	240,694	207,090	204,523	268,448
Cash income tax expense (b)	(47,064)	(25,624)	(9,299)	(6,087)	(34,283)
Adjusted net income	295,735	215,070	197,791	198,436	234,165
Adjusted net income attributable to noncontrolling interests	3,522	3,201	2,219	-	-
Adjusted net income attributable to Generac Holdings Inc.	$292,213	$211,869	$195,572	$198,436	$234,165

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments. Additionally, the year ended December 31, 2014 includes a gain of $4.9 million related to an adjustment to an earn-out obligation in connection with the Tower Light acquisition.

(b) For the years ended December 31, 2018, 2017 and 2016, the amount is based on a cash income tax rate of 15.1%, 12.5% and 5.9%, respectively. Cash income tax expense for 2018, 2017 and 2016 is based on the projected taxable income and corresponding cash taxes payable for the full year after considering the effects of current and deferred income tax items, and is calculated by applying the derived cash tax rate to the period’s pretax income. For the years ended December 31, 2015 and 2014, amounts are based on actual cash income taxes paid each year.

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

Overview

We are a leading global designer and manufacturer of a wide range of power generation equipment and other power products serving the residential, light commercial and industrial markets. Power generation is our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other power products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation products, mobile product solutions and other power products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2017 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to the growing importance for uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product line, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the major outage events that occurred during the second half of 2017 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in both 2017 and 2018. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Impact of business capital investment cycles. The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, office, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment. We believe the passage of the Tax Act in 2017 will continue to have a favorable impact on future demand within many of the end markets that we serve, as the improved cash flow, liquidity and business sentiment may lead to further investments in equipment, facilities and infrastructure in the United States.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Also, acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can have a material impact on our results of operations.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years approximately 20% to 24% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 24% to 28% in the third quarter and 27% to 29% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.   Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Interest expense decreased during 2018 compared to 2017, primarily due to lower interest rate spreads resulting from Term Loan and ABL Facility amendments, new interest rate swaps beginning in 2018, and the repayments of Term Loan and ABL Facility borrowings. These factors are partially offset by an increase in the market LIBOR rate. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On December 22, 2017, the U.S. government enacted the Tax Act, which significantly changes how the U.S. taxes corporations. During 2018, the U.S. Treasury Department (Treasury) issued several new regulations and other guidance which we have incorporated into our final tax calculations. At December 31, 2018, we consider the tax expense recorded for Tax Reform to be complete. It is possible additional regulations or guidance could be issued by Treasury or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly.

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. This non-cash benefit resulted primarily from the Federal rate reduction from 35% to 21%.

As of December 31, 2018, we had approximately $347 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $90 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 26%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $32 million through 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

Acquisitions.   Over the years, we have executed a number of acquisitions that supported our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of product sales to our customers. This includes sales of our power generation equipment and other power products to the residential, light commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, remote monitoring, installation and maintenance services. However, these services accounted for less than two percent of our net sales for the year ended December 31, 2018. Refer to Note 2, “Significant Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 6% of our sales, and our top ten customers representing less than 22% of our net sales for the year ended December 31, 2018.

Costs of Goods Sold

The principal elements of costs of goods sold in our manufacturing operations are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised approximately 77% of costs of goods sold for the year ended December 31, 2018. The principal component parts are engines and alternators. We design and manufacture air-cooled engines for certain of our generators up to 22kW, along with certain liquid-cooled engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the OEM of those engines. We design many of the alternators for our units and either manufacture or source alternators for certain of our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

The principal raw materials used in the manufacturing process that are sourced are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity prices on our business through a continued focus on global sourcing, product design improvements, manufacturing efficiencies, price increases and select hedging transactions. We are also impacted by foreign currency fluctuations. There is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

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

Operating Expenses

Our operating expenses consist of costs incurred to support our sales, marketing, distribution, service parts, engineering, information systems, human resources, accounting, finance, risk management, legal and tax functions, among others. These expenses include personnel costs such as salaries, bonuses, employee benefit costs and taxes, and are classified into three categories: selling and service, research and development, and general and administrative. Additionally, the amortization expense related to our finite-lived intangible assets is included within operating expenses.

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, standard warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our broad customer base and other personnel involved in the marketing, sales and service of our products. Standard warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses, media advertising, promotional expenses and co-op advertising costs. Marketing expenses are generally related to the launch of new product offerings, participation in trade shows and other events, and opportunities to create market awareness for home standby generators in areas impacted by heightened power outage activity.

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. We operate engineering facilities with extensive capabilities at many locations globally and employ over 400 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development, and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

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

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, and cash flows related to interest rate swap agreements. Other (expense) income also includes other financial items such as losses on extinguishment of debt, gains (losses) on changes in contractual interest rate, and interest income earned on our cash and cash equivalents.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Net sales	$2,023,464	$1,679,373	344,091	20.5%
Cost of goods sold	1,298,424	1,094,587	203,837	18.6%
Gross profit	725,040	584,786	140,254	24.0%
Operating expenses:
Selling and service	191,887	174,841	17,046	9.7%
Research and development	50,019	42,869	7,150	16.7%
General and administrative	103,841	87,581	16,260	18.6%
Amortization of intangible assets	22,112	28,861	(6,749)	-23.4%
Total operating expenses	367,859	334,152	33,707	10.1%
Income from operations	357,181	250,634	106,547	42.5%
Total other expense, net	(46,105)	(46,935)	830	-1.8%
Income before provision for income taxes	311,076	203,699	107,377	52.7%
Provision for income taxes	69,856	44,142	25,714	58.3%
Net income	241,220	159,557	81,663	51.2%
Net income attributable to noncontrolling interests	2,963	1,749	1,214	N/A
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	80,449	51.0%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales
	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$1,580,325	$1,303,506	276,819	21.2%
International	443,139	375,867	67,272	17.9%
Total net sales	$2,023,464	$1,679,373	344,091	20.5%

	Adjusted EBITDA
	Year Ended December 31,
	2018	2017	$ Change	% Change
Domestic	$388,685	$290,290	98,395	33.9%
International	35,867	27,010	8,857	32.8%
Total Adjusted EBITDA	$424,552	$317,300	107,252	33.8%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$1,042,739	$870,491	172,248	19.8%
Commercial & industrial products	820,270	684,352	135,918	19.9%
Other	160,455	124,530	35,925	28.8%
Total net sales	$2,023,464	$1,679,373	344,091	20.5%

Net sales.    The increase in Domestic sales for the year ended December 31, 2018 was primarily due to strong broad-based growth in shipments of home standby generators, portable generators, outdoor power equipment and service parts. Shipments of residential products were particularly strong with demand climbing from the recent elevated outage environment which continued to drive awareness around the home standby category and the need for homeowners to have back-up power. Sales of our C&I mobile and stationary products were also strong during the year with rental, telecom, and healthcare market verticals experiencing growth.

The increase in International sales for the year ended December 31, 2018 was primarily due to the $30.7 million contribution from the Selmec acquisition, and broad-based core growth from the Pramac, Ottomotores and Motortech businesses as we continue to drive market penetration across the globe.

Gross profit.    Gross profit margin for the year ended December 31, 2018 was 35.8% compared to 34.8% for the year ended December 31, 2017. The increase reflected a favorable mix of home standby generators, better leverage of fixed manufacturing costs on the increase in sales, a favorable pricing environment, and focused initiatives to improve margins. These items were partially offset by general inflationary pressures from higher commodities, currencies, wages and logistics costs.

Operating expenses.    The increase in operating expenses was primarily driven by an increase in employee and incentive compensation costs, higher selling-related variable operating expenses given the higher sales volumes, and the recurring operating expenses from the Selmec acquisition. These items were partially offset by lower promotion, marketing and intangible amortization expenses.

Other expense.   The decrease in other expense, net was primarily due to lower interest expense and higher investment income, partially offset by the $1.3 million loss on extinguishment of debt resulting from a $50.0 million voluntary prepayment of Term Loan debt.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2018 and 2017 were 22.5% and 21.3%, respectively. The reduction of the U.S. federal statutory tax rate from 35% to 21% as a result of the Tax Act was more than offset by the prior year one-time, non-cash benefit of $28.4 million that was recorded primarily to revalue our net deferred tax liabilities in accordance with the Tax Act.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2018 were 24.6% of net sales as compared to 22.3% of net sales for the year ended December 31, 2017. Adjusted EBITDA margin in the current year benefitted from improved operating leverage, favorable sales mix from higher shipments of home standby generators, a favorable pricing environment, lower promotional costs, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs and general inflationary pressures.

Adjusted EBITDA margins for the International segment, before deducting for non-controlling interests, for the year ended December 31, 2018 were 8.1% of net sales as compared to 7.2% of net sales for the year ended December 31, 2017. The improvement was primarily due to increased leverage of fixed operating costs on the higher organic sales, and favorable mix.

Adjusted net income.    Adjusted Net Income of $292.2 million for the year ended December 31, 2018 increased 37.9% from $211.9 million for the year ended December 31, 2017, due to the factors outlined above, partially offset by an increase in cash income tax expense.

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Net sales	$1,679,373	$1,447,743	231,630	16.0%
Cost of goods sold	1,094,587	935,322	159,265	17.0%
Gross profit	584,786	512,421	72,365	14.1%
Operating expenses:
Selling and service	174,841	164,860	9,981	6.1%
Research and development	42,869	37,163	5,706	15.4%
General and administrative	87,581	74,693	12,888	17.3%
Amortization of intangible assets	28,861	32,953	(4,092)	-12.4%
Total operating expenses	334,152	309,669	24,483	7.9%
Income from operations	250,634	202,752	47,882	23.6%
Total other expense, net	(46,935)	(49,055)	2,120	-4.3%
Income before provision for income taxes	203,699	153,697	50,002	32.5%
Provision for income taxes	44,142	56,519	(12,377)	-21.9%
Net income	159,557	97,178	62,379	64.2%
Net income attributable to noncontrolling interests	1,749	24	1,725	N/A
Net income attributable to Generac Holdings Inc.	$157,808	$97,154	60,654	62.4%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Domestic	$1,303,506	$1,176,849	126,657	10.8%
International	375,867	270,894	104,973	38.8%
Total net sales	$1,679,373	$1,447,743	231,630	16.0%

	Adjusted EBITDA
	Year Ended December 31,
	2017	2016	$ Change	% Change
Domestic	$290,290	$259,563	30,727	11.8%
International	27,010	16,959	10,051	59.3%
Total Adjusted EBITDA	$317,300	$276,522	40,778	14.7%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	$ Change	% Change
Residential products	$870,491	$769,176	101,315	13.2%
Commercial & industrial products	684,352	558,468	125,884	22.5%
Other	124,530	120,099	4,431	3.7%
Total net sales	$1,679,373	$1,447,743	231,630	16.0%

Net sales. The increase in Domestic sales for the year ended December 31, 2017 was primarily due to strong growth in shipments of home standby and portable generators driven by increased power outage activity, along with strong growth for mobile products due to recovery in the general rental and oil & gas markets given the continued replacement cycle by our rental customers.

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

Gross profit.    Gross profit margin for the year ended December 31, 2017 was 34.8% compared to 35.4% for the year ended December 31, 2016, which included $2.7 million of business optimization and restructuring costs classified within cost of goods sold to address the significant and extended downturn for capital spending within the oil & gas industry, as well as $4.2 million of expense relating to the purchase accounting adjustment for the step-up in value of inventories relating to the Pramac acquisition. The year ended December 31, 2017 included $2.0 million of business optimization and non-recurring plant consolidation costs. Excluding the impact of these charges, pro-forma gross margins were 34.9% and 35.9% in 2017 and 2016, respectively. The pro-forma decrease in gross margins was primarily due to unfavorable sales mix attributable to higher organic sales within the International segment and of mobile products relative to 2016, which carry lower gross margins relative to the consolidated average. Additionally, the mix impact from the Pramac and Motortech acquisitions, and higher commodity prices negatively impacted gross margin. These impacts were partially offset by improved leverage of fixed manufacturing costs on the higher organic sales volumes and net favorable pricing impacts.

Operating expenses.    The 2016 operating expenses included $4.4 million of business optimization and restructuring costs classified within operating expenses to address the downturn for capital spending within the oil & gas industry. Excluding the impact of these charges, operating expenses increased $28.9 million, or 9.5%, as compared to 2016. The increase was primarily due to the addition of recurring operating expenses associated with the Pramac and Motortech acquisitions, and an increase in personnel costs including higher incentive compensation accrued during 2017, partially offset by a decline in amortization of intangibles.

Other expense. The decrease in other expense was primarily due to a 2016 $3.0 million non-cash loss on change in contractual interest rate not repeating in 2017 and a 2016 $0.6 million loss on extinguishment of debt resulting from a $25.0 million voluntary prepayment of Term Loan debt. Additionally, interest expense decreased in 2017 due to the $25.0 million Term Loan prepayment in November 2016, Term Loan repricings in May and December 2017, and decreased borrowings at other subsidiaries. These impacts were partially offset by an increase in LIBOR rates and foreign currency transactional losses.

Provision for income taxes. The effective income tax rates for the years ended December 31, 2017 and 2016 were 21.7% and 36.8%, respectively. The decrease in the effective income tax rate is primarily due to the provisional favorable effect of the Tax Act, including a one-time, non-cash benefit of $28.4 million recorded in the fourth quarter of 2017, as well as excess tax benefits from share-based compensation.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA.   Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2017 were 22.3% of net sales as compared to 22.1% of net sales for the year ended December 31, 2016. This increase was primarily due to improved overall leverage of fixed operating expenses on the organic increase in sales, and the net favorable impact of pricing. These impacts were partially offset by higher commodity prices and an increase in personnel costs including higher incentive compensation accrued during 2017.

Adjusted EBITDA margins for the International segment for the year ended December 31, 2017 were 7.2% of net sales as compared to 6.3% of net sales for the year ended December 31, 2016. The increase was primarily due to improved overall leverage of fixed manufacturing and operating expenses on the organic increase in sales, the addition of the Motortech acquisition and cost reduction actions. These impacts were partially offset by higher commodity prices and increased operating expenses associated with the expansion of certain branch operations.

Adjusted net income. Adjusted Net Income of $211.9 million for the year ended December 31, 2017 increased 8.3% from $195.6 million for the year ended December 31, 2016, due to the factors outlined above, partially offset by an increase in cash income tax expense.

Liquidity and Financial Position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, facility and lease costs, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our ABL Facility.

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of December 31, 2018, our secured leverage ratio was 1.66 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023. As of December 31, 2018, there were $18.5 million of borrowings outstanding and $276.6 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of December 31, 2018.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the year ended December 31, 2018, we repurchased 560,000 shares of our common stock for $25.7 million. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay interest and principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	Change	% Change
Net cash provided by operating activities	$247,227	$257,322	$(10,095)	-3.9%
Net cash used in investing activities	(108,894)	(28,128)	(80,766)	287.1%
Net cash used in financing activities	(52,034)	(160,143)	108,109	-67.5%

The decrease in net cash provided by operating activities was primarily driven by increased working capital investment due to strong organic growth and incremental inventory purchases ahead of expected tariff changes, which was partially offset by an increase in operating earnings.

Net cash used in investing activities for the year ended December 31, 2018 primarily represents cash payments of $65.4 million related to the acquisition of businesses and $47.6 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of cash payments for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2018 primarily consisted of $129.7 million of debt repayments ($101.8 million of long-term borrowings and $27.9 million of short-term borrowings), $25.7 million for the repurchase of the Company’s common stock, and $5.7 million of taxes paid related to equity awards. These payments were partially offset by $105.4 million cash proceeds from borrowings ($54.0 million for short-term borrowings and $51.4 million for long-term borrowings) and $5.6 million of proceeds from the exercise of stock options.

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

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2017	2016	Change	% Change
Net cash provided by operating activities	$257,322	$241,122	$16,200	6.7%
Net cash used in investing activities	(28,128)	(93,535)	65,407	-69.9%
Net cash used in financing activities	(160,143)	(195,705)	35,562	-18.2%

The 6.7% increase in net cash provided by operating activities was primarily driven by an overall increase in operating earnings, partially offset by a lesser benefit from working capital reductions during 2017, which was primarily due to replenishing inventory levels in the first quarter of 2017 following Hurricane Matthew, and ramping up production in the second half of 2017 in response to Hurricanes Harvey, Irma and Maria.

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

Net cash used in financing activities for the year ended December 31, 2016 primarily consisted of $149.9 million for the repurchase of the Company’s common stock, $65.4 million of debt repayments ($37.6 million of long-term borrowings and $27.8 million of short-term borrowings) and $14.0 million of taxes paid related to equity awards. These payments were partially offset by $28.7 million cash proceeds from short-term borrowings and $7.9 million of excess tax benefits from equity awards.

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

The ABL Facility also contains covenants and events of default substantially similar to those in the Term Loan, as described above.

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2018, using the interest rates in effect as of that date:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including current portion (1)	$880,642	$1,075	$567	$-	$879,000
Capital lease obligations, including current portion	20,171	852	2,470	2,974	13,875
Interest on long-term debt and capital lease obligations	167,652	37,046	73,968	52,476	4,162
Operating leases	50,919	8,914	13,954	9,437	18,614
Total contractual cash obligations (2)	$1,119,384	$47,887	$90,959	$64,887	$915,651

(1) The Term Loan originally provided for a $1.2 billion credit facility and includes a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023. The ABL Facility provides for a $300.0 million senior secured ABL revolving credit facility, which matures on June 12, 2023. There was no outstanding balance on the ABL Facility classified as long-term as of December 31, 2018.

(2) Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, there are no minimum required contributions due to our pension plan in 2019.

Capital Expenditures

Our operations require capital expenditures for technology, tooling, equipment, capacity expansion, systems and upgrades. Capital expenditures were $47.6 million, $33.3 million and $30.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were funded through cash from operations.

Off-Balance Sheet Arrangements

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur.

Total inventory financed under this arrangement accounted for approximately 10% and 9% of net sales for the years ended December 31, 2018 and 2017, respectively. The amount financed by dealers which remained outstanding was $47.2 million and $36.5 million as of December 31, 2018 and 2017, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2018, 2017 and 2016, and found no impairment. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2018 impairment test date.

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

Defined Benefit Pension Obligations

The Company’s pension benefit obligation and related pension expense or income are calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715-30, Defined Benefit Plans—Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Such rates are evaluated on an annual basis considering factors including market interest rates and historical asset performance. Actuarial valuations for fiscal year 2018 used a discount rate of 4.24%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of “Aa” or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions and review peer data and historical returns to check for reasonableness and appropriateness. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

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

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. There is no minimum required contribution due to our pension plan in 2019.

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

The following is a summary of the forty foreign currency contracts outstanding as of December 31, 2018 (notional amount in thousands):

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Date
GBP	11/12/18 - 12/17/18	11/12/18 - 12/17/18	4,066	1/16/19 - 6/19/19
USD	11/12/18 - 12/14/18	11/12/18 - 12/14/18	10,165	1/16/19 - 3/6/19
AUD	11/12/18 - 11/19/18	11/12/18 - 11/19/18	1,900	1/16/19 - 1/23/19

Commodity Prices

We are a purchaser of commodities and components manufactured from commodities including steel, aluminum, copper and others. As a result, we are exposed to fluctuating market prices for those commodities. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the supplier as part of the purchase process. Depending on the supplier, these market prices may reset on a periodic basis based on negotiated lags and calculations. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies or supply chain savings to offset increases in commodity costs.

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2018, we had the following commodity forward contracts outstanding (notional amount in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed Price	Expiration Date
Copper	February 12, 2018	February 1, 2018	$3,776	$3.114 per LB	December 31, 2018
Copper	March 8, 2018	March 9, 2018	$3,427	$3.109 per LB	December 31, 2018
Copper	March 20, 2018	March 21, 2018	$3,418	$3.101 per LB	December 31, 2018
Copper	March 20, 2018	March 21, 2018	$1,697	$3.079 per LB	December 31, 2018
Copper	March 26, 2018	April 1, 2018	$3,003	$3.027 per LB	December 31, 2018

Interest Rates

As of December 31, 2018, all of the outstanding debt under our Term Loan and ABL Facility was subject to floating interest rate risk. As of December 31, 2018, we had the following interest rate swap contracts outstanding (notional amount in thousands):

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

At December 31, 2018, the fair value of these interest rate swaps was an asset of $8.4 million. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan and ABL Facility that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $3.8 million (or, without the swaps in place, $8.8 million) in 2018.

For additional information on the Company’s foreign currency and commodity forward contracts, and interest rate swaps, including amounts charged to the statement of comprehensive income during 2018, 2017, and 2016, refer to Note 4, “Derivative Instruments and Hedging Activities,” and Note 5, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 26, 2019

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Selmec Equipos Industriales, S.A. de C.V. (“Selmec”), which was acquired on June 1, 2018 and whose financial statements constitute 11.1% and 5.3% of net and total assets, respectively, 1.5% of net sales, and 0.04% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Selmec.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 26, 2019

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$224,482	$138,472
Accounts receivable, less allowance for doubtful accounts of $4,873 and $4,805 at December 31, 2018 and 2017, respectively	326,133	279,295
Inventories	544,750	387,049
Prepaid expenses and other assets	25,404	19,741
Total current assets	1,120,769	824,557

Property and equipment, net	278,929	230,380

Customer lists, net	61,194	41,064
Patents, net	29,970	39,617
Other intangible assets, net	3,043	2,401
Tradenames, net	152,283	152,683
Goodwill	764,655	721,523
Deferred income taxes	163	3,238
Other assets	15,308	10,502
Total assets	$2,426,314	$2,025,965

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$45,583	$20,602
Accounts payable	328,091	233,639
Accrued wages and employee benefits	40,819	27,992
Other accrued liabilities	144,236	112,618
Current portion of long-term borrowings and capital lease obligations	1,977	1,572
Total current liabilities	560,706	396,423

Long-term borrowings and capital lease obligations	876,396	906,548
Deferred income taxes	71,300	41,852
Other long-term liabilities	95,647	82,893
Total liabilities	1,604,049	1,427,716

Redeemable noncontrolling interest	61,004	43,929

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,186,418 and 70,820,173 shares issued at December 31, 2018 and 2017, respectively	712	708
Additional paid-in capital	476,116	459,816
Treasury stock, at cost, 9,047,060 and 8,448,874 shares at December 31, 2018 and 2017, respectively	(321,473)	(294,005)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	831,123	610,836
Accumulated other comprehensive loss	(23,813)	(21,198)
Stockholders’ equity attributable to Generac Holdings Inc.	760,549	554,041
Noncontrolling interests	712	279
Total stockholders’ equity	761,261	554,320
Total liabilities and stockholders’ equity	$2,426,314	$2,025,965

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2018	2017	2016

Net sales	$2,023,464	$1,679,373	$1,447,743
Costs of goods sold	1,298,424	1,094,587	935,322
Gross profit	725,040	584,786	512,421

Operating expenses:
Selling and service	191,887	174,841	164,860
Research and development	50,019	42,869	37,163
General and administrative	103,841	87,581	74,693
Amortization of intangibles	22,112	28,861	32,953
Total operating expenses	367,859	334,152	309,669
Income from operations	357,181	250,634	202,752

Other (expense) income:
Interest expense	(40,956)	(42,667)	(44,568)
Investment income	1,893	298	44
Loss on extinguishment of debt	(1,332)	–	(574)
Loss on change in contractual interest rate	–	–	(2,957)
Other, net	(5,710)	(4,566)	(1,000)
Total other expense, net	(46,105)	(46,935)	(49,055)

Income before provision for income taxes	311,076	203,699	153,697
Provision for income taxes	69,856	44,142	56,519
Net income	241,220	159,557	97,178
Net income attributable to noncontrolling interests	2,963	1,749	24
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$97,154

Net income attributable to common shareholders per common share - basic:	$3.57	$2.56	$1.48
Weighted average common shares outstanding - basic:	61,662,031	62,040,704	64,905,793

Net income attributable to common shareholders per common share - diluted:	$3.54	$2.53	$1.47
Weighted average common shares outstanding - diluted:	62,233,225	62,642,872	65,382,774

Other comprehensive income (loss):
Foreign currency translation adjustment	$(5,976)	$15,191	$(18,545)
Net unrealized gain on derivatives	2,924	3,712	535
Pension liability adjustment	437	62	322
Other comprehensive income (loss)	(2,615)	18,965	(17,688)
Total comprehensive income	238,605	178,522	79,490
Comprehensive income (loss) attributable to noncontrolling interests	1,647	5,549	(973)
Comprehensive income attributable to Generac Holdings Inc.	$236,958	$172,973	$80,463

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
	Common Stock		Additional Paid-In	Treasury Stock		Excess Purchase Price Over Predecessor	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2015 (previously reported)	69,582,669	$696	$443,109	(3,567,575)	$(111,516)	$(202,116)	$358,173	$(22,475)	$465,871	$-	$465,871
Impact of adoption of certain accounting standards (Note 2)	–	–	–	–	–	–	(2,299)	–	(2,299)	–	(2,299)
Balance at December 31, 2015 (as adjusted)	69,582,669	$696	$443,109	(3,567,575)	$(111,516)	$(202,116)	$355,874	$(22,475)	$463,572	$-	$463,572
Acquisition of business	–	–	–	–	–	–	–	–	–	53	53
Unrealized gain on interest rate swaps, net of tax of $341	–	–	–	–	–	–	–	535	535	–	535
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,545)	(18,545)	13	(18,532)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	678,812	6	(11,473)	–	–	–	–	–	(11,467)	–	(11,467)
Net share settlement of restricted stock awards	–	–	–	(28,593)	(949)	–	–	–	(949)	–	(949)
Stock repurchases	–	–	–	(3,968,706)	(149,937)	–	–	–	(149,937)	–	(149,937)
Excess tax benefits from equity awards	–	–	7,920	–	–	–	–	–	7,920	–	7,920
Share-based compensation	–	–	9,493	–	–	–	–	–	9,493	–	9,493
Pension liability adjustment, net of tax of $207	–	–	–	–	–	–	–	322	322	–	322
Redemption value adjustment	–	–	–	–	–	–	(909)	–	(909)	–	(909)
Net income	–	–	–	–	–	–	97,154	–	97,154	(76)	97,078

Balance at December 31, 2016	70,261,481	$702	$449,049	(7,564,874)	$(262,402)	$(202,116)	$452,119	$(40,163)	$397,189	$(10)	$397,179
Change in noncontrolling interest share	–	–	(2,124)	–	–	–	–	–	(2,124)	184	(1,940)
Unrealized gain on interest rate swaps, net of tax of $2,384	–	–	–	–	–	–	–	3,712	3,712	–	3,712
Foreign currency translation adjustment	–	–	–	–	–	–	–	15,191	15,191	(14)	15,177
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	558,692	6	2,686	–	–	–	–	–	2,692	–	2,692
Net share settlement of restricted stock awards	–	–	–	(39,500)	(1,591)	–	–	–	(1,591)	–	(1,591)
Stock repurchases	–	–	–	(844,500)	(30,012)	–	–	–	(30,012)	–	(30,012)
Share-based compensation	–	–	10,205	–	–	–	–	–	10,205	–	10,205
Pension liability adjustment, net of tax of $21	–	–	–	–	–	–	–	62	62	–	62
Redemption value adjustment	–	–	–	–	–	–	909	–	909	–	909
Net income	–	–	–	–	–	–	157,808	–	157,808	119	157,927

Balance at December 31, 2017	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Unrealized gain on interest rate swaps, net of tax of $1,027	–	–	–	–	–	–	–	2,924	2,924	–	2,924
Foreign currency translation adjustment	–	–	–	–	–	–	–	(5,976)	(5,976)	(2)	(5,978)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	366,245	4	1,737	–	–	–	–	–	1,741	–	1,741
Net share settlement of restricted stock awards	–	–	–	(38,186)	(1,812)	–	–	–	(1,812)	–	(1,812)
Stock repurchases	–	–	–	(560,000)	(25,656)	–	–	–	(25,656)	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	14,563	–	–	–	–	–	14,563	–	14,563
Pension liability adjustment, net of tax of $154	–	–	–	–	–	–	–	437	437	–	437
Redemption value adjustment	–	–	–	–	–	–	(17,970)	–	(17,970)	–	(17,970)
Net income	–	–	–	–	–	–	238,257	–	238,257	749	239,006

Balance at December 31, 2018	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016

Operating activities
Net income	$241,220	$159,557	$97,178
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	25,296	23,127	21,465
Amortization of intangible assets	22,112	28,861	32,953
Amortization of original issue discount and deferred financing costs	4,749	3,516	3,940
Loss on extinguishment of debt	1,332	–	574
Loss on change in contractual interest rate	–	–	2,957
Deferred income taxes	23,600	19,502	38,297
Share-based compensation expense	14,563	10,205	9,493
Other	2,474	410	127
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(43,243)	(32,857)	(21,223)
Inventories	(152,594)	(22,986)	14,680
Other assets	(6,362)	(14,783)	406
Accounts payable	86,359	42,788	32,908
Accrued wages and employee benefits	12,626	6,105	5,196
Other accrued liabilities	16,972	37,029	10,091
Excess tax benefits from equity awards	(1,877)	(3,152)	(7,920)
Net cash provided by operating activities	247,227	257,322	241,122

Investing activities
Proceeds from sale of property and equipment	214	82	1,360
Proceeds from beneficial interest in securitization transactions	3,933	3,794	12,287
Expenditures for property and equipment	(47,601)	(33,261)	(30,467)
Acquisition of business, net of cash acquired	(65,440)	1,257	(61,386)
Deposit paid related to acquisition	–	–	(15,329)
Net cash used in investing activities	(108,894)	(28,128)	(93,535)

Financing activities
Proceeds from short-term borrowings	53,965	101,991	28,712
Proceeds from long-term borrowings	51,425	3,069	–
Repayments of short-term borrowings	(27,880)	(114,874)	(27,755)
Repayments of long-term borrowings and capital lease obligations	(101,827)	(117,475)	(37,627)
Stock repurchases	(25,656)	(30,012)	(149,937)
Payment of debt issuance costs	(1,702)	(3,901)	(4,557)
Cash dividends paid	–	–	(76)
Cash dividends paid to noncontrolling interest of subsidiary	(314)	–	–
Taxes paid related to equity awards	(5,659)	(5,892)	(14,008)
Proceeds from the exercise of stock options	5,614	6,951	1,623
Excess tax benefits from equity awards	–	–	7,920
Net cash used in financing activities	(52,034)	(160,143)	(195,705)

Effect of exchange rate changes on cash and cash equivalents	(289)	2,149	(467)

Net increase (decrease) in cash and cash equivalents	86,010	71,200	(48,585)
Cash and cash equivalents at beginning of period	138,472	67,272	115,857
Cash and cash equivalents at end of period	$224,482	$138,472	$67,272

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$41,007	$41,105	$42,456
Income taxes	41,044	23,836	8,889

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of power generation equipment and other power products serving the residential, light-commercial and industrial markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers, equipment rental companies, and e-commerce partners, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our Powering Our Future strategic plan). A summary of acquisitions affecting the reporting periods presented include:

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

2.	Summary of Accounting Policies

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

One customer accounted for approximately 11% and 7% of accounts receivable at December 31, 2018 and 2017, respectively. No one customer accounted for greater than 6%, 6% and 7%, of net sales during the years ended December 31, 2018, 2017, or 2016, respectively.

Accounts Receivable

Receivables are recorded at their face value amount less an allowance for doubtful accounts. The Company estimates and records an allowance for doubtful accounts based on specific identification and historical experience. The Company writes off uncollectible accounts against the allowance for doubtful accounts after all collection efforts have been exhausted. Sales are generally made on an unsecured basis, and certain balances are protected by credit insurance.

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

Total depreciation expense was $25,296, $23,127, and $21,465 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2018, 2017 and 2016, and found no impairment. There were no reporting units with a carrying value at-risk of exceeding fair value as of the October 31, 2018 impairment test date.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $4,749, $3,516, and $3,939 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2018, 2017 and 2016, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2019 - $4,828; 2020 - $4,985; 2021 - $5,120; 2022 - $5,272; 2023 - $2,236.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales to its customers. The Company considers the purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other promotional incentives or allowances offered to our customers. Expected returns for damaged or defective product are estimated using the expected value method based upon historical product return experience. Discounts and rebates offered to customers are typically defined in the master sales agreements with customers and, therefore, are recorded using the most likely amount method based on the terms of the contract. Promotional incentives are defined programs offered for short, specific periods of time and are estimated using the expected value method based upon historical experience. The Company does not expect the transaction price for revenue recognized will be subject to a significant revenue reversal. As the Company’s product sale contracts and standard payment terms have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. As substantially all of the Company’s product revenues are recognized at a point in time, the amount of unsatisfied performance obligations at each period end is not material. The Company’s contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations.

At the request of certain customers, the Company will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customer takes possession of the product.

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $14,174 and $4,594 at December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, the Company recognized revenue of $4,592 related to amounts included in the December 31, 2017 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

The Company offers standard warranty coverage on substantially all products that it sells and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Refer to Note 9, “Product Warranty Obligations,” to the consolidated financial statements for further information regarding the Company’s standard warranties.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation, and the extended warranty transaction price is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue in the consolidated balance sheets and amortized on a straight-line basis to net sales in the consolidated statements of comprehensive income over the life of the contracts following the standard warranty period. For extended warranty contracts that the Company sells under a third-party marketing agreement, it is required to pay fees to the third-party service provider and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized to net sales in the consolidated statements of comprehensive income consistent with how the related deferred revenue is recognized. Refer to Note 9, “Product Warranty Obligations,” to the consolidated financial statements for further information regarding the Company’s extended warranties.

In addition to extended warranties, the Company offers other services, including remote monitoring, installation and maintenance services in limited circumstances. Total service revenues account for less than two percent of revenue during the year ended December 31, 2018.

Refer to Note 6, “Segment Reporting,” to the consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Total expenditures for advertising were $34,792, $45,926, and $45,488 for the years ended December 31, 2018, 2017, and 2016, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $50,019, $42,869, and $37,163 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $857,851, was approximately $849,809 (Level 2) at December 31, 2018, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments be reported in the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Refer to Item 7A of this Annual Report on Form 10-K for further information on the Company’s derivatives.

Share-Based Compensation

Share-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant. Refer to Note 15, “Share Plans,” to the consolidated financial statements for further information on the Company’s share-based compensation plans and accounting.

New Accounting Pronouncements

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and by disclosing key information about leasing arrangements. The Company developed a comprehensive project plan and established a cross-functional implementation team to evaluate the impact of the standard, which included evaluating the Company’s lease portfolio, analyzing the standard’s impact on the Company’s various types of lease contracts, and identifying the reporting requirements of the standard. The Company has completed its assessment of the impacts the standard will have on its financial statements, and determined that the impact to the statement of comprehensive income is not material. However, the Company is anticipating to record a right of use asset and lease liability of approximately $65,000 to $75,000 in its balance sheet. which represents both finance and operating lease assets and liabilities. The Company adopted the standard January 1, 2019 using the modified retrospective approach as of the adoption date, elected the package of practical expedients (lease classification, embedded leases, and initial direct costs for existing leases need not be reassessed), and determined it would combine lease and nonlease components. However, the Company did not elect to apply the recognition exception for short-term leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This guidance was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The standard is effective for the Company in 2019. The Company does not believe that the adoption of this guidance will have a significant impact on its consolidated financial statements or its derivative and hedging strategies.

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

The impact of adopting the above standards on the Company’s previously reported consolidated financial statements is as follows:

Consolidated Balance Sheets	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Accounts receivable	$280,002	$(707)	$279,295
Inventories	380,341	6,708	387,049
Other accrued liabilities	105,067	7,551	112,618
Deferred income taxes	43,789	(1,937)	41,852
Other long-term liabilities	76,995	5,898	82,893
Retained earnings	$616,347	$(5,511)	$610,836

Consolidated Statements of Comprehensive Income	Year Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Net sales	$1,672,445	$6,928	$1,679,373
Cost of goods sold	1,090,328	4,259	1,094,587
Selling and service expenses	171,755	3,086	174,841
Research and development expenses	42,925	(56)	42,869
General and administrative expenses	87,512	69	87,581
Other, net	(4,007)	(559)	(4,566)
Provision for income taxes	43,553	589	44,142
Net income attributable to Generac Holdings Inc.	$159,386	$(1,578)	$157,808

Earnings per share
Basic	$2.58	$(0.02)	$2.56
Diluted	$2.56	$(0.03)	$2.53

Comprehensive income attributable to Generac Holdings Inc.	$174,551	$(1,578)	$172,973

	Year Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted

Net sales	$1,444,453	$3,290	$1,447,743
Cost of goods sold	930,347	4,975	935,322
Selling and service expenses	164,607	253	164,860
Research and development expenses	37,229	(66)	37,163
General and administrative expenses	74,700	(7)	74,693
Other, net	(180)	(820)	(1,000)
Provision for income taxes	57,570	(1,051)	56,519
Net income attributable to Generac Holdings Inc.	$98,788	$(1,634)	$97,154

Earnings per share
Basic	$1.51	$(0.03)	$1.48
Diluted	$1.50	$(0.03)	$1.47

Comprehensive income attributable to Generac Holdings Inc.	$82,097	$(1,634)	$80,463

Consolidated Statement of Stock holders' Equity	Year Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Retained earnings at December 31, 2016	$456,052	$(3,933)	$452,119
Net income attributable to Generac Holdings Inc.	159,386	(1,578)	157,808
Retained earnings at December 31, 2017	$616,347	$(5,511)	$610,836

	Year Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted

Retained earnings at December 31, 2015	$358,173	$(2,299)	$355,874
Net income attributable to Generac Holdings Inc.	98,788	(1,634)	97,154
Retained earnings at December 31, 2016	$456,052	$(3,933)	$452,119

Consolidated Statement of Cash Flows	Year Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Net income	$161,135	$(1,578)	$159,557
Deferred income taxes	21,439	(1,937)	19,502
Accounts receivable	(29,771)	(3,086)	(32,857)
Inventories	(16,278)	(6,708)	(22,986)
Other accrued liabilities	27,514	9,515	37,029
Net cash provided by operating activities	$261,116	$(3,794)	$257,322

Proceeds from beneficial interests in securitization transactions	$-	$3,794	$3,794
Net cash used in investing activities	$(31,922)	$3,794	$(28,128)

	Year Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted

Net income	$98,812	$(1,634)	$97,178
Deferred income taxes	39,347	(1,050)	38,297
Accounts receivable	(9,082)	(12,141)	(21,223)
Inventories	15,514	(834)	14,680
Other accrued liabilities	6,719	3,372	10,091
Net cash provided by operating activities	$253,409	$(12,287)	$241,122

Proceeds from beneficial interests in securitization transactions	$-	$12,287	$12,287
Net cash used in investing activities	$(105,822)	$12,287	$(93,535)

3.	Acquisitions

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of estimated earnout payments of $14,902. To date, the acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during 2018 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $80,418 of intangible assets, including approximately $46,788 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Selmec from the date of acquisition through December 31, 2018.

Acquisition of Pramac

On March 1, 2016, the Company acquired a 65% ownership interest in Pramac for a purchase price, net of cash acquired, of $60,250. The acquisition purchase price was funded solely through cash on hand. The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. The noncontrolling interest holder had a put option to sell his interest to the Company any time within five years from the date of acquisition. Within the first two years from the date of acquisition, the put option price was based on a fixed amount if voluntarily exercised. Subsequently, the put option price is based on the greater of the fixed amount or a multiple of earnings, subject to the terms of the acquisition. Additionally, the Company held a call option that it may redeem commencing five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings that is subject to the terms of the acquisition.

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

	Year Ended December 31,
	2018	2017		2016
Balance at beginning of period	$43,929	$33,138		$-
Noncontrolling interest of Pramac	-	1,540	(1)	34,253
Net income	2,214	1,631		100
Foreign currency translation	(3,109)	8,529		(2,124)
Redemption value adjustment	17,970	(909)		909
Balance at end of period	$61,004	$43,929		$33,138

(1)	Represents the additional noncontrolling interest of Pramac resulting from a common control transaction between the Generac Mobile Products S.r.l. and Pramac UK Limited legal entities.

On February 7, 2019, the Company amended its Quotaholders’ Agreement with the noncontrolling interest holder of Pramac. As of the date of signing, the noncontrolling interest holder no longer holds the right to put its shares to the Company until April 1, 2021. As a result, the noncontrolling interest will no longer be considered redeemable until the put option right returns on April 1, 2021. Additionally, the Company still holds a call option right that it may redeem; however, it may only call a portion of the remaining 35% interest each year from 2021 through 2026.

The Company finalized the Pramac purchase price allocation during the first quarter of 2017. The final purchase price allocation as of the March 1, 2016 opening balance sheet date was as follows:

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

The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Pramac from the date of acquisition through December 31, 2018.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to all acquisitions as though the transactions had occurred on January 1, 2016.

	Year Ended December 31,
	2018	2017	2016
Net Sales:
As reported	$2,023,464	$1,679,373	$1,447,743
Pro forma	2,038,739	1,742,453	1,581,699

Net income attributable to Generac Holdings Inc.:
As reported	$238,257	$157,808	$97,154
Pro forma	238,362	161,854	103,193

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$3.54	$2.53	$1.47
Pro forma	3.54	2.60	1.56

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2016.

4.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to price fluctuations in commodities it uses as raw materials; primarily steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months. At December 31, 2018 and 2017, the Company had five and one commodity contracts outstanding, respectively, covering the purchases of copper.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized were $(874), $377, and $739 for the years ended December 31, 2018, 2017, and 2016, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2018 and 2017, the Company had forty and twenty-eight foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in other, net in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the years ended December 31, 2018, 2017, and 2016 were $(653), $697, and $(385), respectively.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements. In May 2014, the Company entered into one interest rate swap agreement. In 2017, the Company entered into twenty additional interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking these hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. The amount of gains recognized for the years ended December 31, 2018, 2017, and 2016 were $2,924, $3,712, and $535, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2018	December 31, 2017
Commodity contracts	$(160)	$107
Foreign currency contracts	(117)	167
Interest rate swaps	8,307	4,356

The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other assets in the consolidated balance sheet as of December 31, 2018. The fair value of the commodity and foreign currency contracts are included in prepaid expenses and other assets, and the fair value of the interest rate swaps are included in other assets in the consolidated balance sheet as of December 31, 2017. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2018 and 2017 is an asset of $8,220 and $4,703, respectively, which represents the amount the Company would receive upon exit of the agreements on those dates.

5.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2018 and 2017, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)		$2,636		$(21,198)
Other comprehensive income (loss) before reclassifications	(5,976)	(156)	(1)	2,924	(2)	(3,208)
Amounts reclassified from AOCL	-	593	(3)	-		593
Net current-period other comprehensive income (loss)	(5,976)	437		2,924		(2,615)
Ending Balance – December 31, 2018	$(18,832)	$(10,541)		$5,560		$(23,813)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2017	$(28,047)	$(11,040)		$(1,076)		$(40,163)
Other comprehensive income (loss) before reclassifications	15,191	(591)	(4)	3,712	(5)	18,312
Amounts reclassified from AOCL	-	653	(6)	-		653
Net current-period other comprehensive income	15,191	62		3,712		18,965
Ending Balance – December 31, 2017	$(12,856)	$(10,978)		$2,636		$(21,198)

(1)

Represents unrecognized actuarial losses of $(211), net of tax benefit of $55, included in the computation of net periodic pension cost for the year ended December 31, 2018. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)	Represents unrealized gains of $3,951, net of tax effect of $(1,027) for the year ended December 31, 2018.
(3)

Represents actuarial losses of $802, net of tax effect of $(209), amortized to net periodic pension cost for the year ended December 31, 2018. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(4)

Represents unrecognized actuarial losses of $(800), net of tax benefit of $209, included in the computation of net periodic pension cost for the year ended December 31, 2017. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

(5)	Represents unrealized gains of $6,096, net of tax effect of $(2,384) for the year ended December 31, 2017.
(6)

Represents actuarial losses of $883, net of tax effect of $(230), amortized to net periodic pension cost for the year ended December 31, 2017. Refer to Note 14, “Benefit Plans,” to the consolidated financial statements for additional information.

6.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

The Company's product offerings consist primarily of power generation equipment and other power products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Year Ended December 31, 2018
Product Classes	Domestic	International	Total
Residential products	$990,631	$52,108	$1,042,739
Commercial & industrial products	464,066	356,204	820,270
Other	125,628	34,827	160,455
Total net sales	$1,580,325	$443,139	$2,023,464

	Year Ended December 31, 2017
Product Classes	Domestic	International	Total
Residential products	$815,125	$55,365	$870,490
Commercial & industrial products	385,575	298,778	684,353
Other	102,806	21,724	124,530
Total net sales	$1,303,506	$375,867	$1,679,373

	Year Ended December 31, 2016
Product Classes	Domestic	International	Total
Residential products	$730,288	$38,888	$769,176
Commercial & industrial products	346,094	212,374	558,468
Other	100,467	19,632	120,099
Total net sales	$1,176,849	$270,894	$1,447,743

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

Other products consist primarily of aftermarket service parts and product accessories sold to our dealers, and the amortization of extended warranty deferred revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue is recognized over the life of the contract.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2018	2017	2016
Domestic	$388,685	$290,290	$259,563
International	35,867	27,010	16,959
Total adjusted EBITDA	$424,552	$317,300	$276,522

Interest expense	(40,956)	(42,667)	(44,568)
Depreciation and amortization	(47,408)	(51,988)	(54,418)
Non-cash write-down and other adjustments (1)	(3,532)	(2,923)	(357)
Non-cash share-based compensation expense (2)	(14,563)	(10,205)	(9,493)
Loss on extinguishment of debt (3)	(1,332)	-	(574)
Loss on change in contractual interest rate (4)	-	-	(2,957)
Transaction costs and credit facility fees (5)	(3,883)	(2,145)	(2,442)
Business optimization expenses (6)	(952)	(2,912)	(7,316)
Other	(850)	(761)	(700)
Income before provision for income taxes	$311,076	$203,699	$153,697

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayments.
(4)

For the year ended December 31, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 10, “Credit Agreements,” to the consolidated financial statements for further information on the gains and losses on changes in the contractual interest rate.

(5)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(6)	Represents charges relating to business optimization and restructuring costs.

The following tables summarize additional financial information by reportable segment:

	Assets
	Year Ended December 31,
	2018	2017	2016
Domestic	$1,868,554	$1,612,607	$1,525,950
International	557,760	413,358	340,019
Total	$2,426,314	$2,025,965	$1,865,969

	Depreciation and Amortization
	Year Ended December 31,
	2018	2017	2016
Domestic	$35,586	$37,962	$42,346
International	11,822	14,026	12,072
Total	$47,408	$51,988	$54,418

	Capital Expenditures
	Year Ended December 31,
	2018	2017	2016
Domestic	$38,242	$29,258	$26,936
International	9,359	4,003	3,531
Total	$47,601	$33,261	$30,467

The Company’s sales in the United States represent approximately 74%, 74%, and 77% of total sales for the years ended December 31, 2018, 2017 and 2016, respectively. Approximately 80% and 85% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2018 and 2017, respectively.

7.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2018	2017

Raw material	$348,980	$242,947
Work-in-process	6,971	2,544
Finished goods	188,799	141,558
Total	$544,750	$387,049

As of December 31, 2018 and 2017, inventories totaling $8,488 and $6,245, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2018	2017

Land and improvements	$15,975	$13,118
Buildings and improvements	163,161	132,072
Machinery and equipment	103,726	90,487
Dies and tools	28,198	24,504
Vehicles	2,070	1,878
Office equipment and systems	82,638	73,254
Leasehold improvements	2,137	2,436
Construction in progress	26,543	18,799
Gross property and equipment	424,448	356,548
Accumulated depreciation	(145,519)	(126,168)
Total	$278,929	$230,380

Total property and equipment included capital leases of $20,158 and $4,153 at December 31, 2018 and 2017, respectively, primarily made up of buildings and improvements. Amortization of capital leases is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new capital leases is accounted for as a non-cash item in the consolidated statement of cash flows.

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are as follows:

	Domestic	International	Total
Balance at December 31, 2016	$621,451	$83,189	$704,640
Acquisitions of businesses, net	-	5,271	5,271
Foreign currency translation	-	11,612	11,612
Balance at December 31, 2017	621,451	100,072	721,523
Acquisitions of businesses, net	-	46,788	46,788
Foreign currency translation	-	(3,656)	(3,656)
Balance at December 31, 2018	$621,451	$143,204	$764,655

The details of the gross goodwill applicable to each reportable segment at December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,124,644	$(503,193)	$621,451	$1,124,644	$(503,193)	$621,451
International	147,815	(4,611)	143,204	104,683	(4,611)	100,072
Total	$1,272,459	$(507,804)	$764,655	$1,229,327	$(507,804)	$721,523

Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions.

The following table summarizes intangible assets by major category as of December 31, 2018 and 2017:

	Weighted Average	December 31, 2018			December 31, 2017
	Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	9	$56,378	$(32,416)	$23,962	$52,784	$(28,422)	$24,362
Customer lists	12	368,343	(307,149)	61,194	340,138	(299,074)	41,064
Patents	14	131,030	(101,060)	29,970	131,137	(91,520)	39,617
Unpatented technology	15	13,169	(12,058)	1,111	13,169	(11,915)	1,254
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	7	3,829	(1,897)	1,932	2,684	(1,537)	1,147
Total finite-lived intangible assets		$573,795	$(455,626)	$118,169	$540,958	$(433,514)	$107,444
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$702,116	$(455,626)	$246,490	$669,279	$(433,514)	$235,765

Amortization of intangible assets was $22,112, $28,861 and $32,953 in 2018, 2017 and 2016, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2019 - $21,542; 2020 - $21,451; 2021 - $19,653; 2022 - $12,339; 2023 - $9,975.

9.	Product Warranty Obligations

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

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$35,422	$31,695	$30,197
Product warranty reserve assumed in acquisition	-	43	840
Payments	(20,029)	(18,861)	(18,691)
Provision for warranty issued	26,910	21,347	19,148
Changes in estimates for pre-existing warranties	(518)	1,198	201
Balance at end of period	$41,785	$35,422	$31,695

Additionally, the Company sells extended warranty coverage for certain products, which it accounts for as a service warranty. The sales of extended warranties are recorded as deferred revenue, and typically have a duration of five to ten years. The deferred revenue related to extended warranty coverage is amortized over the duration of the extended warranty contract period, following the standard warranty period, using the straight-line method. The Company believes the straight-line method is appropriate because the performance obligation is satisfied based on the passage of time. The amortization of deferred revenue is recorded to net sales in the consolidated statements of comprehensive income. The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Year Ended December 31,
	2018	2017		2016
Balance at beginning of period	$57,854	$36,139		$31,956
Deferred revenue contracts issued	21,440	29,262	(1)	9,797
Amortization of deferred revenue contracts	(10,954)	(7,547)		(5,614)
Balance at end of period	$68,340	$57,854		$36,139

(1)	The increase in deferred revenue contracts issued during 2017 was largely due to the launch of a post-sale extended warranty marketing program.

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at December 31, 2018 is as follows:

2019	$13,438
2020	13,547
2021	12,178
2022	9,756
After 2022	19,421
Total	$68,340

In 2017, the Company launched a post-sale extended warranty marketing program with a third party. In the program’s agreement, the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts that they sell, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized to net sales in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. The balance of deferred contract costs as of December 31, 2018 and 2017 was $4,782 and $3,346, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2018 and 2017 was $615 and $193, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2018	2017
Product warranty liability
Current portion - other accrued liabilities	$25,396	$20,576
Long-term portion - other long-term liabilities	16,389	14,846
Total	$41,785	$35,422

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$13,646	$11,017
Long-term portion - other long-term liabilities	54,694	46,837
Total	$68,340	$57,854

10.	Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2018	2017
ABL facility	$18,459	$-
Other lines of credit	27,124	20,602
Total	$45,583	$20,602

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2018	2017
Term loan	$879,000	$929,000
Original issue discount and deferred financing costs	(22,440)	(26,937)
ABL facility	-	-
Capital lease obligation	20,171	4,690
Other	1,642	1,367
Total	878,373	908,120
Less: current portion of debt	1,075	936
Less: current portion of capital lease obligation	902	636
Total	$876,396	$906,548

Maturities of long-term borrowings (before considering original issue discount and deferred financing costs) outstanding at December 31, 2018, are as follows:

2019	$1,927
2020	1,769
2021	1,267
2022	1,814
After 2022	894,036
Total	$900,813

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

In November 2016, the Company amended its Term Loan to extend the maturity date from May 31, 2020 to May 31, 2023. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $4,242 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings and expensed $315 of transaction fees in 2016.

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

In December 2017, the Company amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 1.00% or adjusted LIBOR rate plus a fixed applicable margin of 2.00%. Additionally, the amendment eliminated the Excess Cash Flow payment requirement for 2017, and will eliminate future requirements if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $2,346 of fees paid to creditors as original issue discount and deferred financing costs on long-term borrowings and expensed $38 of transaction fees in the fourth quarter of 2017.

In June 2018, the Company amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 0.75% or adjusted LIBOR rate plus a fixed applicable margin of 1.75%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $829 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $118 of transaction fees in 2018.

As of December 31, 2018, the Company’s net secured leverage ratio was 1.66 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is now June 12, 2023. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

In June 2018, the Company amended the ABL Facility; increasing it from $250,000 to $300,000 and extending the maturity date to June 12, 2023. In addition, the ABL Facility amendment modified the pricing by reducing certain applicable interest rates to either a base rate plus an applicable margin of 0.375% or an adjusted LIBOR rate plus an applicable margin of 1.375%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $755 of new debt issuance costs as deferred financing costs on long-term borrowings and wrote-off $34 of capitalized debt issuance costs as a loss on extinguishment of debt in the second quarter of 2018.

In June 2018, the Company borrowed $50,000 under the ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. As a result of the prepayment of the Term Loan, the Company wrote-off $1,298 of original issue discount and capitalized debt issuance costs during the second quarter of 2018 as a loss on extinguishment of debt in the consolidated statements of comprehensive income. In October 2018, the Company repaid the $50,000 outstanding ABL Facility balance with cash on hand.

As of December 31, 2018, there was $18,459 outstanding under the ABL Facility, leaving $276,572 of availability, net of outstanding letters of credit.

As of December 31, 2018 and December 31, 2017, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $45,583 and $20,602, respectively.

11.	Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 560,000, 844,500 and 3,968,706 shares of its common stock, respectively, for $25,656, $30,012 and $149,937, respectively, all funded with cash on hand. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

12.	Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$97,154
Redeemable noncontrolling interest redemption value adjustment	(17,970)	909	(909)
Net income attributable to common shareholders	$220,287	$158,717	$96,245

Denominator
Weighted average shares, basic	61,662,031	62,040,704	64,905,793
Dilutive effect of stock compensation awards (1)	571,194	602,168	476,981
Diluted shares	62,233,225	62,642,872	65,382,774

Net income attributable to common shareholders per share
Basic	$3.57	$2.56	$1.48
Diluted	$3.54	$2.53	$1.47

(1)	Excludes approximately 26,100, 147,400 and 15,800 stock options for the years ended December 31, 2018, 2017 and 2016, respectively, as the impact of such awards was anti-dilutive.

13.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$32,072	$15,753	$11,717
State	9,639	1,775	2,047
Foreign	4,546	4,585	4,460
	46,257	22,113	18,224
Deferred:
Federal	22,225	18,213	40,213
State	1,910	4,139	3,029
Foreign	479	(2,777)	(5,585)
	24,614	19,575	37,657
Change in valuation allowance	(1,015)	2,454	638
Provision for income taxes	$69,856	$44,142	$56,519

The Company files U.S federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. We believe the tax positions taken on our returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2018, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2015. Due to the carryforward of net operating losses and research & development credits, the Company’s Wisconsin state income tax returns for tax years 2007 through 2017 remain open. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2012 through 2017.

The Company is regularly under examination in the various jurisdictions we operate. We are actively managing the examinations and working to address any open matters. While the Company does not believe any material taxes or penalties are due, there is a possibility that the ultimate tax outcome of an examination may result in differences from what was recorded. Such differences may affect the provision for income taxes in the period in which the determination is made, and could impact the Company’s financial results.

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

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company considers the tax expense recorded for the Tax Act to be complete at December 31, 2018.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$16,745	$15,075
Deferred revenue	12,418	9,983
Inventories	8,500	7,933
Pension obligations	1,062	3,795
Stock-based compensation	5,960	5,522
Operating loss and credit carryforwards	25,585	23,771
Bad debt	1,363	1,101
Other	2,516	40
Valuation allowance	(5,802)	(6,817)
Total deferred tax assets	68,347	60,403

Deferred tax liabilitites:
Goodwill and intangible assets	108,899	70,556
Depreciation	25,429	22,563
Debt refinancing costs	4,206	5,189
Prepaid expenses	950	709
Total deferred tax liabilities	139,484	99,017

Net deferred tax liabilities	$(71,137)	$(38,614)

As of December 31, 2018 and 2017, deferred tax assets of $163 and $3,238, and deferred tax liabilities of $71,300 and $41,852, respectively, were reflected on the consolidated balance sheets.

The Company maintains a valuation allowance against the deferred tax assets of an entity when it is uncertain the entity will generate sufficient taxable income to utilize the asset. During 2018, the valuation allowance decreased by $1,015 primarily due to an increase in income allowing for a utilization of tax credits, partially offset by current losses in certain foreign subsidiaries.

At December 31, 2018, the Company had various state research & development and state manufacturing tax credit carryforwards of approximately $10,349 and $9,254, respectively, which expire between 2019 and 2033. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2018	2017
Unrecognized tax benefit, beginning of period	$7,122	$7,943
Increase in unrecognized tax benefit for positions taken in current period	580	251
Statute of limitation expirations	(1,818)	(1,072)
Settlements	(249)	-
Unrecognized tax benefit, end of period	$5,635	$7,122

The unrecognized tax benefit as of December 31, 2018 and 2017, if recognized, would favorably impact the effective tax rate.

As of December 31, 2018, 2017 and 2016, total accrued interest of approximately $37, $131 and $272, respectively, and accrued penalties of approximately $136, $220 and $425, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2019.

The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest these earnings, as well as the capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory rate	21.0%	35.0%	35.0%
State taxes	4.7	4.1	4.1
Research and development credits	(1.3)	(1.4)	(1.0)
State credits	(1.0)	(0.2)	(0.2)
Share-based compensation (1)	(0.5)	(1.4)	-
Tax Act impact	(0.2)	(13.9)	-
Other	(0.2)	(0.9)	(1.1)
Effective tax rate	22.5%	21.3%	36.8%

(1)	With the adoption of ASU 2016-09 in 2017, excess tax benefits from equity awards are reflected within the provision for income taxes rather than within the consolidated balance sheet.

14.	Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. Certain plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $14,660, $14,992, and $15,019 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008 that were impacted by the freezing of the Company’s pension plans. The Company's matching contributions are subject to vesting. Forfeitures may be applied against plan expenses and company contributions. The Company recognized $4,193, $3,600 and $3,400 of expense related to these plans in 2018, 2017 and 2016, respectively.

Pension Plans

The Company has frozen noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The Pension Plans were frozen effective December 31, 2008. Effective December 31, 2018, the Pension Plans were merged into the same plan, resulting in no change to benefits for participants. The benefits under the salaried plan were based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan were based on a unit amount at the date of termination multiplied by the participant’s years of credited service. The Company’s funding policy for the Pension Plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. In the years ended December 31, 2018 and 2017, the Company made voluntary pension prepayments of $9,400 and $4,675, respectively.

The Company uses a December 31 measurement date for the Pension Plans. The accumulated benefit obligation, reconciliation of the changes in projected benefit obligation, changes in plan assets and the funded status of the Pension Plans are as follows:

	Year Ended December 31,
	2018	2017

Accumulated benefit obligation at end of period	$65,978	$72,631

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$72,631	$65,956
Interest cost	2,575	2,688
Net actuarial (gain) loss	(6,820)	6,170
Benefits paid	(2,408)	(2,183)
Projected benefit obligation at end of period	$65,978	$72,631

Change in plan assets
Fair value of plan assets at beginning of period	$58,014	$46,488
Actual return on plan assets	(3,507)	8,382
Company contributions	9,771	5,327
Benefits paid	(2,408)	(2,183)
Fair value of plan assets at end of period	$61,870	$58,014

Funded status: accrued pension liability included in other long-term liabilities	$(4,108)	$(14,617)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss, net of tax	$(10,571)	$(10,978)

The actuarial loss for the Pension Plans that was amortized from AOCL into net periodic (benefit) cost during 2018 is $802. The amount in AOCL as of December 31, 2018 that is expected to be recognized as a component of net periodic pension expense during the next fiscal year is $963.

The components of net periodic pension cost (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$2,575	$2,688	$2,747
Expected return on plan assets	(3,525)	(3,011)	(2,868)
Amortization of net loss	802	883	941
Net periodic pension cost (benefit)	$(148)	$560	$820

The weighted-average discount rate used in 2018 to determine the benefit obligations was 4.24%. For 2017, the weighted-average discount rate used for the salaried and hourly pension plans were 3.60% and 3.62%, respectively. There is no compensation increase assumed as the plan was frozen effective December 31, 2008.

Weighted-average assumptions used to determine net periodic pension cost (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.60%	4.14%	4.39%
Expected long-term rate of return on plan assets	6.19%	6.58%	6.62%
Rate of compensation increase (1)	n/a	n/a	n/a

(1)	No compensation increase was assumed as the plan was frozen effective December 31, 2008.

To determine the long-term rate of return assumption for the plans’ assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The Pension Plans’ weighted-average asset allocation at December 31, 2018 and 2017, by asset category, is as follows:

	Target Allocation		December 31, 2018		December 31, 2017
Asset Category	Minimum	Maximum	Dollars	%	Dollars	%
Fixed income	15.0%	25.0%	$12,257	20%	$10,637	18%
Domestic equity	36.5%	61.5%	30,731	50%	25,151	43%
International equity	17.0%	25.0%	12,380	20%	16,093	28%
Real estate	7.0%	15.0%	6,502	10%	6,133	11%
Total			61,870	100%	58,014	100%

The fair values of the Pension Plans’ assets at December 31, 2018 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$51,736	$51,736	$–	$–
Other investments	10,134	–	–	10,134
Total	$61,870	$51,736	$–	$10,134

The fair values of the Pension Plans’ assets at December 31, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$48,314	$48,314	$–	$–
Other investments	9,700	–	–	9,700
Total	$58,014	$58,014	$–	$9,700

A reconciliation of beginning and ending balances for Level 3 assets for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$9,700	$8,628
Purchases	3,805	-
Redemptions	(3,795)	-
Realized gains	424	1,072
Balance at end of period	$10,134	$9,700

Mutual Funds – This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio. The plans’ mutual funds are designed to track exchange indices, and invest in diverse industries. Some mutual funds are classified as regulated investment companies. Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. These investments are classified within Level 1 of the fair value hierarchy.

Other Investments – This category includes investments in limited partnerships and are valued at estimated fair value, as determined with the assistance of each respective limited partnership, based on the net asset value of the investment as of the balance sheet date, which is subject to judgment, and therefore is classified within Level 3 of the fair value hierarchy.

The Company’s target allocation for equity securities and real estate is generally between 75% - 85%, with the remainder allocated primarily to fixed income (bonds). The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no minimum required contribution due to the Pension Plan in 2019.

The following benefit payments are expected to be paid from the Pension Plans:

2019	$2,527
2020	2,707
2021	2,844
2022	3,007
2023	3,190
2024– 2028	17,831

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

The Company adopted an equity incentive plan (Plan) on February 10, 2010 in connection with its initial public offering. The Plan, as amended, allows for granting of up to 9.1 million share-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the Plan, net of estimated forfeitures, was $14,563, $10,205 and $9,493 for the years ended December 31, 2018, 2017 and 2016, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2018 have an exercise price between $43.88 per share and $45.29 per share; stock options granted in 2017 have an exercise price between $40.12 per share and $48.98 per share; and stock options granted in 2016 have an exercise price between $33.23 per share and $35.37 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 63,817, 9,033 and 473,743 in 2018, 2017 and 2016, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds from the cashless for cash exercise of stock options were $5,614, $6,951 and $1,623 in 2018, 2017 and 2016, respectively, and are reflected as a financing activity in the consolidated statement of cash flows.

Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $3,846, $4,301 and $13,056 in 2018, 2017 and 2016, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic volatility of the Company's stock price. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Weighted average grant date fair value	$17.86	$16.84	$13.77

Assumptions:
Expected stock price volatility	37%	40%	41%
Risk free interest rate	2.60%	1.92%	1.31%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2015A	2,128,014	15.15	7.7	$40,271
Granted	398,313	33.24
Exercised	(995,469)	2.89
Forfeited	(47,894)	37.41
Outstanding as of December 31, 2016	1,482,964	27.49	7.5	$23,840

Granted	346,421	40.13
Exercised	(287,375)	10.58
Forfeited	(69,880)	41.12
Outstanding as of December 31, 2017	1,472,130	33.11	7.3	$25,281

Granted	366,231	43.88
Exercised	(267,909)	19.90
Forfeited	(49,285)	43.34
Outstanding as of December 31, 2018	1,521,167	37.70	7.0	$19,212

Exercisable as of December 31, 2018	696,954	34.16	5.6	$11,779

As of December 31, 2018, there was $9,538 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.5 years. Total share-based compensation cost related to the stock options for 2018, 2017 and 2016 was $4,998, $4,503 and $4,366, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, which were awarded in the years 2014 through 2018. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of revenue growth and EBITDA margin, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2016 awards covers the years 2016 through 2018, the performance period for the 2017 awards covers the years 2017 through 2019, and the performance period for the 2018 awards covers the years 2018 through 2020. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 38,186, 39,500 and 28,593 in 2018, 2017 and 2016, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $1,812, $1,591 and $952 in 2018, 2017 and 2016, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value

Non-vested as of December 31, 2015	243,040	44.16
Granted	232,295	33.56
Vested	(95,858)	41.93
Forfeited	(18,074)	38.30
Non-vested as of December 31, 2016	361,403	38.18

Granted	211,769	39.91
Vested	(133,796)	40.60
Forfeited	(47,100)	42.48
Non-vested as of December 31, 2017	392,276	37.77

Granted	208,803	44.49
Vested	(128,433)	39.03
Forfeited	(46,650)	39.43
Non-vested as of December 31, 2018	425,996	40.50

As of December 31, 2018, there was $9,210 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.8 years. Total share-based compensation cost related to the restricted stock for 2018, 2017 and 2016, inclusive of performance shares, was $9,565, $5,702 and $5,127, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2018, 2017 and 2016, 33,419, 34,095 and 19,326 shares, respectively, of stock were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board, of which 33,419, 22,762 and 19,326 shares, respectively, were fully vested. Total share-based compensation cost for these share grants in 2018, 2017 and 2016 was $1,718, $1,133 and $670, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

16.	Commitments and Contingencies

The Company leases certain manufacturing, distribution and office facilities, machinery and computer equipment, automobiles and warehouse space under both capital and operating leases. The future minimum capital and operating lease commitments and related present value of capital lease commitments at December 31, 2018, are as follows:

	Capital Leases	Operating Leases
2019	$2,166	$8,914
2020	2,477	7,575
2021	2,053	6,379
2022	1,995	4,955
2023	1,889	4,482
After 2023	18,108	18,614
Total minimum lease payments	28,688	$50,919
Interest	(8,517)
Present value of minimum lease payments	$20,171

Total rent expense related to operating leases for the years ended December 31, 2018, 2017 and 2016, was approximately $10,739, $10,845 and $9,146, respectively.

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2018 and 2017 was approximately $47,200 and $36,500, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.	Quarterly Financial Information (Unaudited)

	Quarters Ended 2018
	Q1	Q2	Q3	Q4
Net sales	$400,091	$497,581	$562,388	$563,404
Gross profit	141,927	178,473	200,334	204,306
Operating income	56,347	85,467	106,519	108,848
Net income attributable to Generac Holdings Inc.	33,645	53,261	75,776	75,575
Net income attributable to common shareholders per common share - basic:	$0.42	$0.83	$1.12	$1.21
Net income attributable to common shareholders per common share - diluted:	$0.42	$0.82	$1.11	$1.20

	Quarters Ended 2017
	Q1	Q2	Q3	Q4
Net sales	$332,056	$396,523	$457,747	$493,047
Gross profit	109,954	134,224	157,680	182,928
Operating income	30,890	51,822	72,548	95,374
Net income attributable to Generac Holdings Inc.	12,175	25,291	39,435	80,907
Net income attributable to common shareholders per common share - basic:	$0.21	$0.41	$0.64	$1.31
Net income attributable to common shareholders per common share - diluted:	$0.20	$0.41	$0.63	$1.30

In accordance with the new revenue recognition standard, extended warranty revenues are reported within net sales in the consolidated statements of comprehensive income. Previously, these amounts were reported net within selling and service expense on the consolidated statements of comprehensive income, in amounts that were not material. The net sales and gross profit amounts shown above for the first three quarters of 2018 and 2017 have been revised from amounts previously reported in the Company’s 2018 quarterly reports on Form 10-Q, pursuant to the full retrospective adoption of the new revenue recognition standard on January 1, 2018. The revisions impacted the Domestic segment and the Other product class, and resulted in an increase to net sales and gross profit, with an equal offset to selling and service expenses. For the first, second and third quarters ended in 2018, net sales increased by $2,457, $2,632, and $2,873, and gross profit by $1,938, $2,217, and $2,449, respectively. For the first, second and third quarters ended in 2017, net sales increased by $1,571, $1,648, and $1,908, and gross profit by $1,154, $1,303, and $1,449, respectively. There was no impact to income from operations, net income or comprehensive income, earnings per share, the consolidated balance sheets, the consolidated statement of stockholders’ equity, or the consolidated statements of cash flows.

18.	Valuation and Qualifying Accounts

For the years ended December 31, 2018, 2017 and 2016:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$4,805	$1,941	$(2,123)	$250	$4,873
Reserves for inventory	15,987	10,004	(3,720)	869	23,140
Valuation of deferred tax assets	6,817	478	-	(1,493)	5,802

Year ended December 31, 2017
Allowance for doubtful accounts	$5,642	$346	$(1,842)	$659	$4,805
Reserves for inventory	13,031	6,164	(4,036)	828	15,987
Valuation of deferred tax assets	4,362	2,455	-	-	6,817

Year ended December 31, 2016
Allowance for doubtful accounts	$2,494	$1,654	$(1,110)	$2,604	$5,642
Reserves for inventory	10,582	5,359	(5,357)	2,447	13,031
Valuation of deferred tax assets	1,523	638	-	2,201	4,362

(1)

Deductions from the allowance for doubtful accounts equal accounts receivable written off against the allowance. less recoveries. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

19.	Subsequent Events

On February 1, 2019, the Company acquired a majority share of Captiva Energy Solutions Private Limited (Captiva). Captiva, founded in 2010 and headquartered in Kolkata, India, specializes in customized industrial generators. Captiva has seven sales locations throughout India and has over 100 employees.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. In conducting this assessment, our management excluded the Selmec Equipos Industriales, S.A. de C.V. business, which was acquired on June 1, 2018 and whose financial statements constitute 11.1% and 5.3% of net and total assets, respectively, 1.5% of net sales, and 0.04% of net income of the total consolidated financial statement amounts as of and for the year ended December 31, 2018.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

Changes in Internal Control Over Financial Reporting

In January 2019, we implemented ASU 2016-02, Leases. As a result of the adoption, we implemented changes to our controls related to leases. These included the development of new policies related to the capitalization of leases, enhanced lease terms and contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

Other than the implementation of the new leases standard noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Executive Officers”, will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The below Exhibits Index is the list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

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

10.5

2018 Replacement Term Loan Amendment, dated as of June 8, 2018, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 14, 2018).

10.6

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

Exhibits Number	Description

10.7

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

10.8

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

10.10

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

10.11

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

10.12

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

10.13

Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.14

First Amendment to Guarantee and Collateral Agreement dated as of May 31, 2013, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.15+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.16+

Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

10.17+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.18+

Amended and Restated Employment Agreement, dated November 5, 2018, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.19

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

Exhibits Number	Description
10.23+	Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.24+*	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan.

10.25+*	Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan.

10.26	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.27	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.28+	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

10.29+*	Amended Form of Performance Share Award Agreement pursuant to the 2010 Equity Incentive Plan.

10.30+

Summary of Employment Arrangement with Jeffrey Mueller, President / General Manager – Consumer Power, as set forth in the Offer of Employment Letter dated November 13, 2017 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on February 26, 2018).

10.31+	Generac Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.32+

Generac Power Systems, Inc. Executive Change in Control Policy, effective November 5, 2018 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

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

101*

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) Notes to Consolidated Financial Statements.

___________________ *Filed herewith. **Furnished herewith. +Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ Aaron Jagdfeld
Aaron Jagdfeld
Chairman, President and Chief Executive Officer

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 26, 2019
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 26, 2019
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 26, 2019
Bennett Morgan

/s/ TODD A. ADAMS	Director	February 26, 2019
Todd A. Adams

/s/ JOHN D. BOWLIN	Director	February 26, 2019
John D. Bowlin

/s/ Robert D. Dixon	Director	February 26, 2019
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 26, 2019
William Jenkins

/s/ Andrew G. Lampereur	Director	February 26, 2019
Andrew G. Lampereur

/s/ David A. Ramon	Director	February 26, 2019
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 26, 2019
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 26, 2019
Dominick Zarcone