Form 10-Q
period 2019-03-31
GENERAC HOLDINGS INC.
filed 2019-05-07
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GNRC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, there were 62,298,758 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$161,266	$224,482
Accounts receivable, less allowance for doubtful accounts	284,612	326,133
Inventories	588,380	544,750
Prepaid expenses and other assets	28,537	25,404
Total current assets	1,062,795	1,120,769

Property and equipment, net	289,438	278,929

Customer lists, net	59,450	61,194
Patents, net	27,557	29,970
Other intangible assets, net	2,930	3,043
Tradenames, net	151,174	152,283
Goodwill	828,403	764,655
Deferred income taxes	4,385	163
Operating lease and other assets	47,590	15,308
Total assets	$2,473,722	$2,426,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$45,241	$45,583
Accounts payable	290,871	328,091
Accrued wages and employee benefits	26,659	40,819
Other accrued liabilities	151,005	144,236
Current portion of long-term borrowings and finance lease obligations	2,203	1,977
Total current liabilities	515,979	560,706

Long-term borrowings and finance lease obligations	882,483	876,396
Deferred income taxes	78,877	71,300
Operating lease and other long-term liabilities	129,071	95,647
Total liabilities	1,606,410	1,604,049

Redeemable noncontrolling interests	57,357	61,004

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,395,561 and 71,186,418 shares issued at March 31, 2019 and December 31, 2018, respectively	714	712
Additional paid-in capital	481,391	476,116
Treasury stock, at cost	(324,115)	(321,473)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	878,416	831,123
Accumulated other comprehensive loss	(29,870)	(23,813)
Stockholders’ equity attributable to Generac Holdings, Inc.	804,420	760,549
Noncontrolling interests	5,535	712
Total stockholders' equity	809,955	761,261
Total liabilities and stockholders’ equity	$2,473,722	$2,426,314

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$470,353	$400,091
Costs of goods sold	308,178	258,164
Gross profit	162,175	141,927

Operating expenses:
Selling and service	47,289	44,620
Research and development	13,609	11,853
General and administrative	24,762	23,475
Amortization of intangibles	5,342	5,632
Total operating expenses	91,002	85,580
Income from operations	71,173	56,347

Other (expense) income:
Interest expense	(10,272)	(10,113)
Investment income	914	346
Other, net	(1,061)	(1,394)
Total other expense, net	(10,419)	(11,161)

Income before provision for income taxes	60,754	45,186
Provision for income taxes	14,985	11,416
Net income	45,769	33,770
Net income attributable to noncontrolling interests	908	125
Net income attributable to Generac Holdings Inc.	$44,861	$33,645

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.77	$0.42
Weighted average common shares outstanding - basic:	61,762,260	61,943,495

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.76	$0.42
Weighted average common shares outstanding - diluted:	62,223,638	62,474,936

Comprehensive income attributable to Generac Holdings Inc.	$39,527	$44,703

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2018	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Unrealized gain on interest rate swaps, net of tax of $2,335	–	–	–	–	–	–	–	6,647	6,647	–	6,647
Foreign currency translation adjustment	–	–	–	–	–	–	–	6,179	6,179	10	6,189
Common stock issued under equity incentive plans, net of shares	168,991	2	1,133	–	–	–	–	–	1,135	–	1,135
withheld for employee taxes and strike price
Net share settlement of restricted stock awards	–	–	–	(30,028)	(1,364)	–	–	–	(1,364)	–	(1,364)
Stock repurchases	–	–	–	(560,000)	(25,656)	–	–	–	(25,656)	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	3,106	–	–	–	–	–	3,106	–	3,106
Redemption value adjustment	–	–	–	–	–	–	(7,665)	–	(7,665)	–	(7,665)
Net income	–	–	–	–	–	–	33,645	–	33,645	151	33,796

Balance at March 31, 2018	70,989,164	$710	$464,055	(9,038,902)	$(321,025)	$(202,116)	$636,816	$(8,372)	$570,068	$126	$570,194

Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized gain/loss on interest rate swaps, net of tax of ($1,800)	–	–	–	–	–	–	–	(5,124)	(5,124)	–	(5,124)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(933)	(933)	55	(878)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	209,143	2	1,681	–	–	–	–	–	1,683	–	1,683
Net share settlement of restricted stock awards	–	–	–	(50,651)	(2,642)	–	–	–	(2,642)	–	(2,642)
Share-based compensation	–	–	3,594	–	–	–	–	–	3,594	–	3,594
Redemption value adjustment	–	–	–	–	–	–	2,432	–	2,432	–	2,432
Net income	–	–	–	–	–	–	44,861	–	44,861	643	45,504

Balance at March 31, 2019	71,395,561	$714	$481,391	(9,097,711)	$(324,115)	$(202,116)	$878,416	$(29,870)	$804,420	$5,535	$809,955

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$45,769	$33,770
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	7,265	6,051
Amortization of intangible assets	5,342	5,632
Amortization of original issue discount and deferred financing costs	1,177	1,177
Deferred income taxes	5,151	4,283
Share-based compensation expense	3,594	3,106
Other	66	102
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	46,970	18,744
Inventories	(41,644)	(48,798)
Other assets	(1,293)	2,658
Accounts payable	(37,176)	(9,439)
Accrued wages and employee benefits	(14,148)	813
Other accrued liabilities	(5,762)	11,065
Excess tax benefits from equity awards	(740)	(196)
Net cash provided by operating activities	14,571	28,968

Investing activities
Proceeds from sale of property and equipment	23	1
Proceeds from beneficial interests in securitization transactions	743	867
Expenditures for property and equipment	(15,902)	(6,496)
Acquisition of business, net of cash acquired	(61,549)	(369)
Net cash used in investing activities	(76,685)	(5,997)

Financing activities
Proceeds from short-term borrowings	13,531	14,315
Repayments of short-term borrowings	(13,282)	(3,911)
Repayments of long-term borrowings and finance lease obligations	(908)	(408)
Stock repurchases	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	(314)
Taxes paid related to equity awards	(3,156)	(1,626)
Proceeds from exercise of stock options	2,193	1,400
Net cash used in financing activities	(1,622)	(16,200)

Effect of exchange rate changes on cash and cash equivalents	520	919

Net (decrease) increase in cash and cash equivalents	(63,216)	7,690
Cash and cash equivalents at beginning of period	224,482	138,472
Cash and cash equivalents at end of period	$161,266	$146,162

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2018). A summary of acquisitions affecting the reporting periods presented include:

●

In June 2018, the Company acquired Selmec Equipos Industriales, S.A. de C.V. (Selmec), headquartered in Mexico City, Mexico. Selmec is a designer and manufacturer of industrial generators ranging from 10kW to 2,750kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services.

●

In February 2019, the Company acquired a majority share of Captiva Energy Solutions Private Limited (Captiva). Captiva, founded in 2010 and headquartered in Kolkata, India, specializes in customized industrial generators. Captiva has seven sales locations throughout India and has over 100 employees.

●

In March 2019, the Company acquired Neurio Technology Inc. (Neurio), founded in 2005 and headquartered in Vancouver, British Columbia. Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Standards Not Yet Adopted

In August 2018, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance was issued to address the diversity in practice related to the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and is effective for the Company in 2020. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations and financial position.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-02, Leases. This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and by disclosing key information about leasing arrangements. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. Additionally, the Company elected to adopt the standard using the package of practical expedients permitted under the standard’s transition guidance, which allowed the Company to carryforward its historical lease classifications, and embedded lease and initial direct cost assessments. The adoption of the standard had a material impact on the Company’s condensed consolidated balances sheet primarily related to the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. However, the adoption did not have a material impact on the condensed consolidated statement of comprehensive income and statement of cash flows. Refer to Note 9, “Leases,” for further information regarding the Company’s leases.

On January 1, 2019, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance was issued to address the impact of the change in the U.S. federal corporate income tax rate from the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”) on items recorded as a component of accumulated other comprehensive income (AOCI). This guidance allows companies to reclassify to retained earnings the stranded tax effects lodged in AOCI as a result of the Tax Act. Upon adoption of the ASU, the Company elected to not reclassify the stranded income tax effects from AOCI to retained earnings.

2. Acquisitions

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $60,364, net of cash acquired and inclusive of estimated deferred payments of $9,270. To date, the acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the first quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $59,962 of goodwill in the domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Neurio from the date of acquisition through March 31, 2019.

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of estimated earnout payments of $14,902. To date, the acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation through Q1 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $79,986 of intangible assets, including approximately $46,356 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Selmec from the date of acquisition through March 31, 2019.

Overall, the net sales contribution from all non-annualized acquisitions to the three months ended March 31, 2019 was $14,861.

3. Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five year period, and providing that the noncontrolling interest holder no longer holds the right to put its shares to the Company until April 1, 2021.

The redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 14, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$61,004	$43,929
Net income	265	(26)
Foreign currency translation	(1,480)	2,836
Redemption value adjustment	(2,432)	7,665
Balance at end of period	$57,357	$54,404

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

The Company periodically utilizes commodity derivatives and foreign currency forward purchase and sales contracts in the normal course of business. Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in the Company’s condensed consolidated statements of comprehensive income. These gains and losses are not material to the Company’s condensed consolidated financial statements.

Interest Rate Swaps

In October 2013, the Company entered into two interest rate swap agreements. In May 2014, the Company entered into one interest rate swap agreement. In 2017, the Company entered into twenty interest rate swap agreements. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains (losses), net of tax, recognized for the three months ended March 31, 2019 and 2018 were $(5,124) and $6,647, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2019	December 31, 2018
Commodity contracts	$0	$(160)
Foreign currency contracts	(221)	(117)
Interest rate swaps	1,383	8,307

The fair value of the foreign currency contracts is included in other accrued liabilities and the fair value of the interest rate swaps is included in other assets in the condensed consolidated balance sheets as of March 31, 2019. The fair values of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the consolidated balance sheet as of December 31, 2018. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2019 and December 31, 2018 is an asset of $1,186 and $8,220, respectively, which represents the amount the Company would receive upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $858,957, was approximately $857,861 (Level 2) at March 31, 2019, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

6. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2019 and 2018, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560	$(23,813)
Other comprehensive loss before reclassifications	(933)	-	(5,124)	(6,057)
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive loss	(933)	-	(5,124)	(6,057)
Ending Balance – March 31, 2019	$(19,765)	$(10,541)	$436	$(29,870)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges	Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636	$(21,198)
Other comprehensive income before reclassifications	6,179	-	6,647	12,826
Amounts reclassified from AOCL	-	-	-	-
Net current-period other comprehensive income	6,179	-	6,647	12,826
Ending Balance – March 31, 2018	$(6,677)	$(10,978)	$9,283	$(8,372)

(1)	Represents unrealized losses of $(6,924), net of tax effect of $1,800 for the three months ended March 31, 2019.
(2)	Represents unrealized gains of $8,982, net of tax effect of $(2,335) for the three months ended March 31, 2018.

7. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the United States and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

The Company's product offerings consist primarily of power generation equipment and other power products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended March 31, 2019
Product Classes	Domestic	International	Total
Residential products	$205,181	$12,649	$217,830
Commercial & industrial products	122,446	86,678	209,124
Other	31,621	11,778	43,399
Total net sales	$359,248	$111,105	$470,353

	Net Sales by Segment
	Three Months Ended March 31, 2018
Product Classes	Domestic	International	Total
Residential products	$176,685	$13,789	$190,474
Commercial & industrial products	97,771	77,354	175,125
Other	28,220	6,272	34,492
Total net sales	$302,676	$97,415	$400,091

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

C&I products consist of larger output stationary generators used in various C&I applications and fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW for single engine sets. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other products consist primarily of aftermarket service parts and product accessories sold to our dealers, and the amortization of extended warranty deferred revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue is recognized over the life of the contract.

In accordance with ASU 2014-09, Revenue from Contracts with Customers, extended warranty revenues are reported within net sales in the condensed consolidated statements of comprehensive income. Previously, these amounts were reported net within selling and service expense on the condensed consolidated statements of comprehensive income, in amounts that were not material. To report extended warranty in accordance with ASU 2014-09, the net sales and gross profit amounts for the first quarter of 2018 have been revised by $2,457 and $1,938, respectively, from the amounts previously reported in the Company’s first quarter 2018 Form 10-Q, with an equal offset to selling and service expenses. The revisions impacted the Domestic segment and the Other product class. There was no impact to income from operations, net income or comprehensive income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statement of stockholders’ equity, or the condensed consolidated statements of cash flows.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended March 31,
	2019	2018
Domestic	$80,975	$65,475
International	6,153	6,306
Total adjusted EBITDA	$87,128	$71,781

Interest expense	(10,272)	(10,113)
Depreciation and amortization	(12,607)	(11,683)
Non-cash write-down and other adjustments (1)	1,400	(1,306)
Non-cash share-based compensation expense (2)	(3,594)	(3,106)
Transaction costs and credit facility fees (3)	(1,286)	(262)
Business optimization expenses (4)	(169)	(138)
Other	154	13
Income before provision for income taxes	$60,754	$45,186

(1)	Includes gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(4)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

The Company’s sales in the United States represented approximately 72% and 71% of total sales for the three months ended March 31, 2019 and 2018, respectively. Approximately 80% of the Company’s identifiable long-lived assets were located in the United States at March 31, 2019 and December 31, 2018.

8. Balance Sheet Details

Inventories consist of the following:

	March 31, 2019	December 31, 2018

Raw material	$334,949	$348,980
Work-in-process	9,020	6,971
Finished goods	244,411	188,799
Total	$588,380	$544,750

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018

Land and improvements	$16,777	$15,975
Buildings and improvements	169,869	163,161
Machinery and equipment	106,101	103,726
Dies and tools	29,158	28,198
Vehicles	2,863	2,070
Office equipment and systems	84,065	82,638
Leasehold improvements	2,833	2,137
Construction in progress	27,268	26,543
Gross property and equipment	438,934	424,448
Accumulated depreciation	(149,496)	(145,519)
Total	$289,438	$278,929

Total property and equipment included capital leases of $20,158 at December 31, 2018, primarily made up of buildings and improvements. Amortization of capital leases is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of capital leases is accounted for as a non-cash item in the condensed consolidated statement of cash flows. Refer to Note 9, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842 in 2019.

9. Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a ROU asset and lease liability at the lease commencement date based on the present value of the lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rate is a collateralized rate determined based on the lease term, the Company’s credit rating, and other market information available at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and is reduced by any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while lease expense for finance leases is recognized as depreciation and interest expense using the effective interest method. The Company’s variable lease expense generally consists of property tax and insurance payments that are variable in nature, however, these amounts are immaterial to the condensed consolidated financial statements.

The Company has lease agreements with both lease and nonlease components, which it elected to account for as a single lease component. However, the Company did not elect to apply the recognition exception for short-term leases. The Company is applying these elections to all asset classes.

The Company leases certain manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery and computer equipment globally under both finance and operating leases. The Company’s leases have remaining lease terms of up to 20 years, of which certain leases, primarily within the buildings and improvements asset class, include options to extend the leases for up to 10 additional years. Further, the Company leases certain buildings from a noncontrolling interest holder, which the Company has determined to be arms’ length transactions.

The Company is a lessor of one building that it leases to a third party. The lease income related to this arrangement is not material to the condensed consolidated financial statements.

The Company records its operating lease cost and amortization of finance lease ROU assets within cost of goods sold or operating expenses in the condensed consolidated statement of comprehensive income depending on the cost center of the underlying asset. The Company records its finance lease interest cost within interest expense in the condensed consolidated statement of comprehensive income.

The components of total lease cost consist of the following:

Three Months Ended March 31, 2019

Operating lease cost	$2,599
Finance lease cost:
Amortization of ROU assets	418
Interest on lease liabilities	581
Total lease cost	$3,598

Prior to the adoption of ASC 842, lease expense consisted of payments on operating leases.

As of January 1, 2019, the date of the adoption of ASC 2016-02, the Company recognized ROU assets and lease liabilities related to operating leases of $42,024 and $42,056, respectively, and there was no cumulative effect adjustment made to retained earnings. Supplemental balance sheet information related to the Company’s leases was as follows:

March 31, 2019
Operating Leases
Operating lease ROU assets (1)	$39,672

Operating lease liabilities - current (2)	$7,581
Operating lease liabilities - noncurrent (3)	33,075
Total operating lease liabilities	$40,656

Finance Leases
Finance lease ROU assets, gross	$28,514
Accumulated depreciation - finance lease ROU assets	(2,306)
Finance lease ROU assets, net (4)	$26,208

Finance lease liabilities - current (5)	$1,315
Finance lease liabilities - noncurrent (6)	24,399
Total finance lease liabilities	$25,714

(1)	Recorded in the operating lease and other assets line
(2)	Recorded in the other accrued liabilities line
(3)	Recorded in the operating lease and other long-term liabilities line
(4)	Recorded in the property & equipment, net line
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line
(6)	Recorded in the long-term borrowings and finance lease obligations line

Supplemental cash flow information related to the Company’s leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,618
Operating cash flows from finance leases	456
Financing cash flows from finance leases	529

ROU assets obtained in exchange for lease liabilities
Operating leases	397
Finance leases	6,976

Weighted average remaining lease term and discount rate information related to the Company’s leases was as follows:

Weighted average remaining lease term (in years)
Operating Leases	6.97
Finance Leases	14.67

Weighted average discount rate
Operating Leases	5.59%
Finance Leases	7.87%

The maturities of the Company’s lease liabilities are as follows:

	As of March 31, 2019
	Finance Leases	Operating Leases
Remainder of 2019	$2,394	$7,862
2020	3,217	8,769
2021	2,844	6,860
2022	2,697	5,410
2023	2,609	4,695
After 2023	32,030	18,666
Total minimum lease payments	45,791	52,262
Interest	(20,077)	(11,606)
Present value of minimum lease payments	$25,714	$40,656

	As of December 31, 2018
	Capital Leases	Operating Leases
2019	$2,166	$8,914
2020	2,477	7,575
2021	2,053	6,379
2022	1,995	4,955
2023	1,889	4,482
After 2023	18,108	18,614
Total minimum lease payments	28,688	$50,919
Interest	(8,517)
Present value of minimum lease payments	$20,171

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

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$41,785	$35,422
Product warranty reserve assumed in acquisition	212	-
Payments	(5,634)	(4,985)
Provision for warranty issued	6,960	5,203
Changes in estimates for pre-existing warranties	239	679
Balance at end of period	$43,562	$36,319

Additionally, the Company sells extended warranty coverage for certain products, which it accounts for as a service warranty. The sales of extended warranties are recorded as deferred revenue, and typically have a duration of five to ten years. The deferred revenue related to extended warranty coverage is amortized over the duration of the extended warranty contract period, following the standard warranty period, using the straight-line method. The Company believes the straight-line method is appropriate because the performance obligation is satisfied based on the passage of time. The amortization of deferred revenue is recorded to net sales in the condensed consolidated statements of comprehensive income. The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$68,340	$57,854
Deferred revenue contracts issued	5,800	4,716
Amortization of deferred revenue contracts	(3,296)	(2,457)
Balance at end of period	$70,844	$60,113

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at March 31, 2019 is as follows:

Remainder of 2019	$10,433
2020	14,333
2021	13,157
2022	11,071
2023	8,173
After 2023	13,677
Total	$70,844

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2019	2018
Product warranty liability
Current portion - other accrued liabilities	$25,559	$25,396
Long-term portion - other long-term liabilities	18,003	16,389
Total	$43,562	$41,785

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$13,930	$13,646
Long-term portion - other long-term liabilities	56,914	54,694
Total	$70,844	$68,340

11. Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $10,836 and $14,174 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized revenue of $5,691 related to amounts included in the December 31, 2018 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2019	2018
ABL facility	$15,051	$18,459
Other lines of credit	30,190	27,124
Total	$45,241	$45,583

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2019	2018
Term loan	$879,000	$879,000
Original issue discount and deferred financing costs	(21,263)	(22,440)
Finance lease obligation	25,714	20,171
Other	1,235	1,642
Total	884,686	878,373
Less: current portion of debt	888	1,075
Less: current portion of finance lease obligation	1,315	902
Total	$882,483	$876,396

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is May 31, 2023. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. The Term Loan agreement has been amended a number of times since inception.

In June 2018, the Company amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 0.75% or adjusted LIBOR rate plus a fixed applicable margin of 1.75%.

As of March 31, 2019, the Company’s net secured leverage ratio was 1.69 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a senior secured ABL revolving credit facility (ABL Facility). Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Facility agreement has been amended a number of times since inception.

In June 2018, the Company amended the ABL Facility; increasing it from $250,000 to $300,000 and extending the maturity date to June 12, 2023. In addition, the ABL Facility amendment modified the pricing by reducing certain applicable interest rates to either a base rate plus an applicable margin of 0.375% or an adjusted LIBOR rate plus an applicable margin of 1.375%.

As of March 31, 2019, there was $15,051 outstanding under the ABL Facility, leaving $284,599 of availability, net of outstanding letters of credit.

As of March 31, 2019 and December 31, 2018, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $45,241 and $45,583, respectively.

13. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2018, the Company repurchased 560,000 shares of its common stock for $25,656, funded with cash on hand. There were no share repurchases during the three months ended March 31, 2019. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. Refer to Note 3, “Redeemable Noncontrolling Interest” for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Numerator
Net income attributable to Generac Holdings Inc.	$44,861	$33,645
Redeemable noncontrolling interest redemption value adjustment	2,432	(7,665)
Net income attributable to common shareholders	$47,293	$25,980

Denominator
Weighted average shares, basic	61,762,260	61,943,495
Dilutive effect of stock compensation awards (1)	461,378	531,441
Diluted shares	62,223,638	62,474,936

Net income attributable to common shareholders per share
Basic	$0.77	$0.42
Diluted	$0.76	$0.42

(1) Excludes approximately 71,800 and 93,600 stock options for the three months ended March 31, 2019 and 2018, respectively, as the impact of such awards was anti-dilutive.

15. Income Taxes

The effective income tax rates for the three months ended March 31, 2019 and 2018 were 24.7% and 25.3%, respectively. The decrease in the effective income tax rate in 2019 was primarily due to the mixture of taxable income in the jurisdictions where we pay tax and state tax credits.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2019 and December 31, 2018 was approximately $48,600 and $47,200, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

17. Subsequent Event

On April 26, 2019, the Company acquired Pika Energy, Inc. (Pika), a designer and manufacturer of energy storage technologies that capture and store solar or grid power for homeowners and business owners. Pika was founded in 2010 and is located in Westbrook, Maine.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks or information technology systems; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products or operations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Interest expense increased slightly during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in the market LIBOR rate. The higher LIBOR rate was partially offset by lower interest rate spreads resulting from Term Loan and ABL Facility amendments in June 2018 and new interest rate swaps beginning in July 2018. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   We had approximately $347 million of tax-deductible goodwill and intangible asset amortization remaining as of December 31, 2018 related to our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $90 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 26%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually through 2020 and $102 million in 2021, which generates annual cash tax savings of $32 million through 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s condensed consolidated financial statements.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q, and in Item 8 (Note 1 “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Updates

The Company recently completed two acquisitions – Neurio Technology, Inc. (“Neurio,” acquired on March 12, 2019) and Pika Energy, Inc. (“Pika,” acquired on April 26, 2019). Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business. Pika is a manufacturer of energy storage technologies that capture and store solar or grid power for homeowners or business owners. Together, these acquisitions provide the Company with the technology to enter the rapidly developing market for energy management and storage. By combining Generac’s strong distribution, brand, and market creation capabilities with Neurio’s valuable energy monitoring technologies and Pika’s expertise in energy storage, we believe we are well positioned to offer a new, differentiated line of products and solutions to help homeowners and business owners reduce their overall energy costs.

Further information on these  recent acquisitions can be found in Notes 1, “Description of Business and Basis of Presentation,” 2, “Acquisitions”, and 17, “Subsequent Event,” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net sales	$470,353	$400,091	$70,262	17.6%
Cost of goods sold	308,178	258,164	50,014	19.4%
Gross profit	162,175	141,927	20,248	14.3%
Operating expenses:
Selling and service	47,289	44,620	2,669	6.0%
Research and development	13,609	11,853	1,756	14.8%
General and administrative	24,762	23,475	1,287	5.5%
Amortization of intangible assets	5,342	5,632	(290)	-5.1%
Total operating expenses	91,002	85,580	5,422	6.3%
Income from operations	71,173	56,347	14,826	26.3%
Total other income (expense), net	(10,419)	(11,161)	742	-6.6%
Income before provision for income taxes	60,754	45,186	15,568	34.5%
Provision for income taxes	14,985	11,416	3,569	31.3%
Net income	45,769	33,770	11,999	35.5%
Net income attributable to noncontrolling interests	908	125	783	626.4%
Net income attributable to Generac Holdings Inc.	$44,861	$33,645	11,216	33.3%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$359,248	$302,676	56,572	18.7%
International	111,105	97,415	13,690	14.1%
Total net sales	$470,353	$400,091	70,262	17.6%

	Adjusted EBITDA
	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Domestic	$80,975	$65,475	15,500	23.7%
International	6,153	6,306	(153)	-2.4%
Total Adjusted EBITDA	$87,128	$71,781	15,347	21.4%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$217,830	$190,474	27,356	14.4%
Commercial & industrial products	209,124	175,125	33,999	19.4%
Other	43,399	34,492	8,907	25.8%
Total net sales	$470,353	$400,091	70,262	17.6%

Net sales.    The increase in Domestic sales for the three months ended March 31, 2019 was due to growth in shipments of home standby generators given continued strong end market conditions as a result of increased power outage severity in recent years. In addition, shipments of C&I stationary generators also increased during the quarter, particularly for telecom and healthcare applications. These increases were partially offset by lower shipments of portable generators, as the prior year benefitted from elevated power outage activity in the Northeast. The net sales contribution from non-annualized recent acquisitions to the three months ended March 31, 2019 was $0.6 million.

The increase in International sales for the three months ended March 31, 2019 was primarily due to continued market share gains and further execution of synergies, particularly in Europe, Middle East, China and Brazil. This increase in sales was partially offset by an unfavorable foreign currency impact.

Overall, the net sales contribution from all non-annualized recent acquisitions to the three months ended March 31, 2019 was $14.3 million.

Gross profit.    Gross profit margin for the first quarter of 2019 was 34.5% compared to 35.5% in the prior-year first quarter. The decrease in gross profit margin was the result of a favorable sales mix shift towards higher margin home standby generator sales and price increases implemented since prior year, more than offset by the impact of recent acquisitions and the realization of higher input costs, including increased regulatory tariffs, logistics costs, labor rates, and commodities.

Operating expenses.   The increase in Operating expenses was primarily driven by incremental variable operating expense on the strong sales growth, an increase in employee headcount related to strategic initiatives, and additional recurring operating expenses from recent acquisitions.  These increases were partially offset by lower International operating expenses which were impacted by the weaker Euro.

Other expense.    The decrease in Other expense, net was primarily due to an increase in investment income.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2019 and 2018 were 24.7% and 25.3%, respectively. The decrease in the effective income tax rate in 2019 was primarily due to the mixture of taxable income in the jurisdictions where we pay tax and state tax credits.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate recorded during the current year quarter.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $81.0 million, or 22.5% of net sales, as compared to $65.5 million in the prior year, or 21.6% of net sales. Adjusted EBITDA margin in the current year benefitted from favorable sales mix, pricing initiatives, and fixed operating cost leverage on the higher sales volumes. These favorable impacts were partially offset by higher input costs, unfavorable commodity fluctuations, and increased employee costs.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $6.2 million, or 5.5% of net sales, as compared to $6.3 million in the prior year, or 6.5% of net sales. The decrease in Adjusted EBITDA margin as compared to the prior year was primarily due to unfavorable regional and customer sales mix and higher input costs.

Adjusted Net Income.    Adjusted Net Income of $56.5 million for the three months ended March 31, 2019 increased 22.6% from $46.1 million for the three months ended March 31, 2018, due to the factors outlined above partially offset by an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2019, the Company’s secured leverage ratio was 1.69 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023. As of March 31, 2019, there were $15.1 million of borrowings outstanding and $284.6 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of March 31, 2019.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. For the three months ended March 31, 2018, the Company repurchased 560,000 shares of its common stock for $25.7 million. There were no share repurchases during the three months ended March 31, 2019. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand.

See Note 12, “Credit Agreements” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flow

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net cash provided by operating activities	$14,571	$28,968	$(14,397)	-49.7%
Net cash used in investing activities	(76,685)	(5,997)	(70,688)	1178.7%
Net cash used in financing activities	(1,622)	(16,200)	14,578	-90.0%

The decrease in net cash provided by operating activities was driven by a variety of factors including higher working capital usage as well as higher incentive compensation payments in the current year partially offset by an increase in operating earnings as compared to prior year.

Net cash used in investing activities for the three months ended March 31, 2019 primarily represents cash payments of $61.5 million related to the acquisition of businesses and $15.9 million related to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2018 primarily represents cash payments for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2019 primarily represents $14.2 million of debt repayments ($13.3 million of short-term borrowings and $0.9 million of long-term borrowings and capital lease obligations), partially offset by $13.5 million of cash proceeds from short-term borrowings.

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

Contractual Obligations

There have been no material changes to our contractual obligations since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; defined benefit pension obligations and income taxes.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2019 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of the Company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with results prepared in accordance with U.S. GAAP and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2019	2018

Net income attributable to Generac Holdings Inc.	$44,861	$33,645
Net income attributable to noncontrolling interests	908	125
Net income	45,769	33,770
Interest expense	10,272	10,113
Depreciation and amortization	12,607	11,683
Provision for income taxes	14,985	11,416
Non-cash write-down and other adjustments (a)	(1,400)	1,306
Non-cash share-based compensation expense (b)	3,594	3,106
Transaction costs and credit facility fees (c)	1,286	262
Business optimization expenses (d)	169	138
Other	(154)	(13)
Adjusted EBITDA	87,128	71,781
Adjusted EBITDA attributable to noncontrolling interests	2,050	1,549
Adjusted EBITDA attributable to Generac Holdings Inc.	$85,078	$70,232

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

(d)  Represents severance and other non-recurring plant consolidation costs. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2019	2018

Net income attributable to Generac Holdings Inc.	$44,861	$33,645
Net income attributable to noncontrolling interests	908	125
Net income	45,769	33,770
Provision for income taxes	14,985	11,416
Income before provision for income taxes	60,754	45,186
Amortization of intangible assets	5,342	5,632
Amortization of deferred finance costs and original issue discount	1,177	1,177
Transaction costs and other purchase accounting adjustments (a)	1,035	20
Business optimization expenses	169	138
Adjusted net income before provision for income taxes	68,477	52,153
Cash income tax expense (b)	(10,510)	(5,410)
Adjusted net income	57,967	46,743
Adjusted net income attributable to noncontrolling interests	1,474	661
Adjusted net income attributable to Generac Holdings Inc.	$56,493	$46,082

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.91	$0.74
Weighted average common shares outstanding - diluted:	62,223,638	62,474,936

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b)  Amount for the three months ended March 31, 2019 is based on an anticipated cash income tax rate at that time of approximately 17% for the full year ended 2019. Amount for the three months ended March 31, 2018 is based on an anticipated cash income tax rate of approximately 13% for the full year ended 2018. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

In January 2019, we implemented ASU 2016-02, Leases. As a result of the adoption, we implemented changes to our controls related to leases. These included the development of new policies related to the capitalization of leases, enhanced lease term and contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

There have been no other changes during the three months ended March 31, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2019, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2019, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2019 – 01/31/2019	-	-	-	$250,000,000
02/01/2019 – 02/28/2019	10,994	$52.50	-	250,000,000
03/01/2019 – 03/31/2019	39,657	52.07	-	$250,000,000
Total	50,651	$52.17

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 7, 2019