Form 10-Q
period 2019-06-30
GENERAC HOLDINGS INC.
filed 2019-08-06
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 62,372,967 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$110,367	$224,482
Accounts receivable, less allowance for doubtful accounts	341,535	326,133
Inventories	570,327	544,750
Prepaid expenses and other assets	29,481	25,404
Total current assets	1,051,710	1,120,769

Property and equipment, net	300,795	278,929

Customer lists, net	58,935	61,194
Patents, net	79,690	29,970
Other intangible assets, net	12,622	3,043
Tradenames, net	150,527	152,283
Goodwill	817,392	764,655
Deferred income taxes	3,391	163
Operating lease and other assets	48,047	15,308
Total assets	$2,523,109	$2,426,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$57,031	$45,583
Accounts payable	259,696	328,091
Accrued wages and employee benefits	30,289	40,819
Other accrued liabilities	130,891	144,236
Current portion of long-term borrowings and finance lease obligations	2,456	1,977
Total current liabilities	480,363	560,706

Long-term borrowings and finance lease obligations	883,476	876,396
Deferred income taxes	85,192	71,300
Operating lease and other long-term liabilities	143,950	95,647
Total liabilities	1,592,981	1,604,049

Redeemable noncontrolling interests	59,117	61,004

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,471,341 and 71,186,418 shares issued at June 30, 2019 and December 31, 2018, respectively	715	712
Additional paid-in capital	485,703	476,116
Treasury stock, at cost	(324,149)	(321,473)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	939,618	831,123
Accumulated other comprehensive loss	(33,831)	(23,813)
Stockholders’ equity attributable to Generac Holdings, Inc.	865,940	760,549
Noncontrolling interests	5,071	712
Total stockholders' equity	871,011	761,261
Total liabilities and stockholders’ equity	$2,523,109	$2,426,314

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$541,916	$497,581	$1,012,269	$897,672
Costs of goods sold	346,078	319,108	654,256	577,272
Gross profit	195,838	178,473	358,013	320,400

Operating expenses:
Selling and service	52,309	48,269	99,598	92,889
Research and development	17,694	12,616	31,303	24,469
General and administrative	27,658	26,639	52,420	50,114
Amortization of intangibles	7,251	5,482	12,593	11,114
Total operating expenses	104,912	93,006	195,914	178,586
Income from operations	90,926	85,467	162,099	141,814

Other (expense) income:
Interest expense	(10,452)	(11,002)	(20,724)	(21,115)
Investment income	452	367	1,366	713
Loss on extinguishment of debt	–	(1,332)	–	(1,332)
Other, net	(393)	(887)	(1,454)	(2,281)
Total other expense, net	(10,393)	(12,854)	(20,812)	(24,015)

Income before provision for income taxes	80,533	72,613	141,287	117,799
Provision for income taxes	18,827	18,382	33,812	29,798
Net income	61,706	54,231	107,475	88,001
Net (loss) income attributable to noncontrolling interests	(252)	970	656	1,095
Net income attributable to Generac Holdings Inc.	$61,958	$53,261	$106,819	$86,906

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.99	$0.83	$1.75	$1.25
Weighted average common shares outstanding - basic:	61,921,711	61,534,423	61,841,823	61,696,014

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.98	$0.82	$1.74	$1.24
Weighted average common shares outstanding - diluted:	62,405,863	62,054,447	62,349,030	62,259,712

Comprehensive income attributable to Generac Holdings Inc.	$57,398	$47,884	$96,925	$92,587

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2019	71,395,561	$714	$481,391	(9,097,711)	$(324,115)	$(202,116)	$878,416	$(29,870)	$804,420	$5,535	$809,955
Unrealized gain/loss on interest rate swaps, net of tax of ($2,478)	–	–	–	–	–	–	–	(7,053)	(7,053)	–	(7,053)
Foreign currency translation adjustment	–	–	–	–	–	–	–	3,092	3,092	(17)	3,075
Common stock issued under equity incentive plans, net of shares	75,780	1	(22)	–	–	–	–	–	(21)	–	(21)
withheld for employee taxes and strike price
Net share settlement of restricted stock awards	–	–	–	(583)	(34)	–	–	–	(34)	–	(34)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	4,334	–	–	–	–	–	4,334	–	4,334
Redemption value adjustment	–	–	–	–	–	–	(756)	–	(756)	–	(756)
Net income	–	–	–	–	–	–	61,958	–	61,958	(162)	61,796

Balance at June 30, 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized gain/loss on interest rate swaps, net of tax of ($4,278)	–	–	–	–	–	–	–	(12,177)	(12,177)	–	(12,177)
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,159	2,159	38	2,197
Common stock issued under equity incentive plans, net of shares	284,923	3	1,659	–	–	–	–	–	1,662	–	1,662
withheld for employee taxes and strike price
Net share settlement of restricted stock awards	–	–	–	(51,234)	(2,676)	–	–	–	(2,676)	–	(2,676)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	7,928	–	–	–	–	–	7,928	–	7,928
Redemption value adjustment	–	–	–	–	–	–	1,676	–	1,676	–	1,676
Net income	–	–	–	–	–	–	106,819	–	106,819	481	107,300

Balance at June 30, 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2018	70,989,164	$710	$464,055	(9,038,902)	$(321,025)	$(202,116)	$636,816	$(8,372)	$570,068	$126	$570,194
Unrealized gain/loss on interest rate swaps, net of tax of $748	–	–	–	–	–	–	–	2,130	2,130	5	2,135
Foreign currency translation adjustment	–	–	–	–	–	–	–	(10,658)	(10,658)	(10)	(10,668)
Common stock issued under equity incentive plans, net of shares	41,183	–	658	–	–	–	–	–	658	–	658
withheld for employee taxes and strike price
Net share settlement of restricted stock awards	–	–	–	(578)	(27)	–	–	–	(27)	–	(27)
Share-based compensation	–	–	3,885	–	–	–	–	–	3,885	–	3,885
Redemption value adjustment	–	–	–	–	–	–	(2,305)	–	(2,305)	–	(2,305)
Net income	–	–	–	–	–	–	53,261	–	53,261	122	53,383

Balance at June 30, 2018	71,030,347	$710	$468,598	(9,039,480)	$(321,052)	$(202,116)	$687,772	$(16,900)	$617,012	$243	$617,255

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2018	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Unrealized gain/loss on interest rate swaps, net of tax of $3,083	–	–	–	–	–	–	–	8,777	8,777	5	8,782
Foreign currency translation adjustment	–	–	–	–	–	–	–	(4,479)	(4,479)	–	(4,479)
Common stock issued under equity incentive plans, net of shares	210,174	2	1,791	–	–	–	–	–	1,793	–	1,793
withheld for employee taxes and strike price
Net share settlement of restricted stock awards	–	–	–	(30,606)	(1,391)	–	–	–	(1,391)	–	(1,391)
Stock repurchases	–	–	–	(560,000)	(25,656)	–	–	–	(25,656)	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	6,991	–	–	–	–	–	6,991	–	6,991
Redemption value adjustment	–	–	–	–	–	–	(9,970)	–	(9,970)	–	(9,970)
Net income	–	–	–	–	–	–	86,906	–	86,906	273	87,179

Balance at June 30, 2018	71,030,347	$710	$468,598	(9,039,480)	$(321,052)	$(202,116)	$687,772	$(16,900)	$617,012	$243	$617,255

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$107,475	$88,001
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	14,754	12,169
Amortization of intangible assets	12,593	11,114
Amortization of original issue discount and deferred financing costs	2,376	2,367
Loss on extinguishment of debt	–	1,332
Deferred income taxes	11,108	6,257
Share-based compensation expense	7,928	6,991
Other	400	599
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,794)	(24,876)
Inventories	(21,157)	(85,592)
Other assets	(3,086)	(13,047)
Accounts payable	(68,539)	33,442
Accrued wages and employee benefits	(14,912)	4,510
Other accrued liabilities	(16,077)	36,578
Excess tax benefits from equity awards	(1,455)	(188)
Net cash provided by operating activities	22,614	79,657

Investing activities
Proceeds from sale of property and equipment	49	196
Proceeds from beneficial interests in securitization transactions	1,396	1,929
Expenditures for property and equipment	(34,376)	(12,326)
Acquisition of business, net of cash acquired	(112,941)	(71,926)
Net cash used in investing activities	(145,872)	(82,127)

Financing activities
Proceeds from short-term borrowings	35,790	12,133
Proceeds from long-term borrowings	–	50,000
Repayments of short-term borrowings	(24,325)	(8,172)
Repayments of long-term borrowings and finance lease obligations	(2,000)	(50,797)
Stock repurchases	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	(285)	(314)
Payment of debt issuance costs	–	(1,473)
Taxes paid related to equity awards	(4,441)	(1,725)
Proceeds from exercise of stock options	3,419	2,124
Net cash provided by (used in) financing activities	8,158	(23,880)

Effect of exchange rate changes on cash and cash equivalents	985	(408)

Net decrease in cash and cash equivalents	(114,115)	(26,758)
Cash and cash equivalents at beginning of period	224,482	138,472
Cash and cash equivalents at end of period	$110,367	$111,714

See notes to consolidated financial statements

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading designer and manufacturer of energy solutions and other power products.  As an industry leader serving residential, light commercial and industrial markets, the Company’s products and solutions are available globally through a broad network of independent dealers, distributors, retailers, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

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

●

In April 2019, the Company acquired Pika Energy, Inc. (Pika), founded in 2010 and located in Westbrook, Maine. Pika is a manufacturer of battery storage technologies that capture and store solar or grid power for homeowners and businesses and is also a manufacturer of advanced power electronics, software and controls for smart energy storage and management.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards Not Yet Adopted

In June 2016, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On April 1, 2019, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance was issued to address the diversity in practice related to the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The Company adopted this standard prospectively, impacting all implementation costs incurred after adoption. The adoption did not have a material impact on the Company’s results of operations and financial position.

On January 1, 2019, the Company adopted ASU 2016-02, Leases. This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and by disclosing key information about leasing arrangements. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. Additionally, the Company elected to adopt the standard using the package of practical expedients permitted under the standard’s transition guidance, which allowed the Company to carryforward its historical lease classifications, and embedded lease and initial direct cost assessments. The adoption of the standard had a material impact on the Company’s condensed consolidated balance sheet primarily related to the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. However, the adoption did not have a material impact on the condensed consolidated statement of comprehensive income and statement of cash flows. Refer to Note 9, “Leases,” for further information regarding the Company’s leases.

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

There are several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

Acquisition of Pika

On April 26, 2019, the Company acquired Pika for a purchase price, net of cash acquired, of $49,068. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $55,986 of intangible assets, including $23,204 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pika from the date of acquisition through June 30, 2019.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of estimated deferred payments of $8,047. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation in the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58,763 of intangible assets, including $24,263 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Neurio from the date of acquisition through June 30, 2019.

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of estimated earnout payments of $14,902. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Selmec purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $79,826 of intangible assets, including approximately $46,196 of goodwill recorded in the International segment, as of the acquisition date. The goodwill adjustment recorded during the second quarter of 2019 was not material to the condensed consolidated financial statements. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Selmec from the date of acquisition through June 30, 2019.

Overall, the net sales contribution from all non-annualized acquisitions to the three and six month periods ended June 30, 2019 was $12,342 and $27,205, respectively.

3. Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by 5 years, allowing the Company to exercise its call option rights in partial increments at certain times during the five year period, and providing that the noncontrolling interest holder no longer holds the right to put its shares to the Company until April 1, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$57,357	$54,404	$61,004	$43,929
Net income	(90)	848	175	822
Foreign currency translation	1,094	(4,522)	(386)	(1,686)
Redemption value adjustment	756	2,305	(1,676)	9,970
Balance at end of period	$59,117	$53,035	$59,117	$53,035

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

Interest Rate Swaps

The Company entered into two interest rate swap agreements in October 2013 and one interest rate swap agreement in May 2014, all of which expired in July 2018. In 2017, the Company entered into twenty interest rate swap agreements, all of which are still outstanding as of June 30, 2019. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of losses, net of tax, recognized for the three and six months ended June 30, 2019 were $(7,053) and $(12,177), respectively. The amount of gains, net of tax, recognized for the three and six months ended June 30, 2018 were $2,130 and $8,777, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2019	December 31, 2018
Commodity contracts	$(65)	$(160)
Foreign currency contracts	72	(117)
Interest rate swaps	(8,148)	8,307

The fair value of the commodity contracts is included in other accrued liabilities, the fair value of the foreign currency contracts is included in other assets and the fair value of the interest rate swaps is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2019. The fair values of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the consolidated balance sheet as of December 31, 2018. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2019 and December 31, 2018 is a liability of $8,279 and an asset of $8,220, respectively, which represents the amount the Company would pay/receive upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $860,083, was approximately $879,000 (Level 2) at June 30, 2019, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2019 and 2018, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2019	$(19,765)	$(10,541)	$436		$(29,870)
Other comprehensive income (loss) before reclassifications	3,092	-	(7,053)	(1)	(3,961)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	3,092	-	(7,053)		(3,961)
Ending Balance – June 30, 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – April 1, 2018	$(6,677)	$(10,978)	$9,283		$(8,372)
Other comprehensive income (loss) before reclassifications	(10,658)	-	2,130	(2)	(8,528)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(10,658)	-	2,130		(8,528)
Ending Balance – June 30, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560		$(23,813)
Other comprehensive income (loss) before reclassifications	2,159	-	(12,177)	(3)	(10,018)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	2,159	-	(12,177)		(10,018)
Ending Balance – June 30, 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636		$(21,198)
Other comprehensive income (loss) before reclassifications	(4,479)	-	8,777	(4)	4,298
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(4,479)	-	8,777		4,298
Ending Balance – June 30, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)

(1)	Represents unrealized losses of $(9,531), net of tax effect of $2,478 for the three months ended June 30, 2019.
(2)	Represents unrealized gains of $2,878, net of tax effect of $(748), for the three months ended June 30, 2018.
(3)	Represents unrealized losses of $(16,455), net of tax effect of $4,278 for the six months ended June 30, 2019.
(4)	Represents unrealized gains of $11,860, net of tax effect of $(3,083), for the six months ended June 30, 2018.

7. Segment Reporting

The Company has two reportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the impact of acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers and distribution methods.

The Company's product offerings consist primarily of power generation equipment and other power products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended June 30, 2019
Product Classes	Domestic	International	Total
Residential products	$255,182	$13,192	$268,374
Commercial & industrial products	138,540	91,889	230,428
Other	32,216	10,897	43,114
Total net sales	$425,938	$115,978	$541,916

	Three Months Ended June 30, 2018
Product Classes	Domestic	International	Total
Residential products	$234,131	$12,267	$246,398
Commercial & industrial products	120,521	95,107	215,628
Other	29,027	6,528	35,555
Total net sales	$383,679	$113,902	$497,581

	Six Months Ended June 30, 2019
Product Classes	Domestic	International	Total
Residential products	$460,363	$25,841	$486,204
Commercial & industrial products	260,986	178,566	439,552
Other	63,837	22,675	86,513
Total net sales	$785,186	$227,083	$1,012,269

	Six Months Ended June 30, 2018
Product Classes	Domestic	International	Total
Residential products	$410,816	$26,056	$436,872
Commercial & industrial products	218,292	172,461	390,753
Other	57,247	12,800	70,047
Total net sales	$686,355	$211,317	$897,672

Residential products consist primarily of automatic home standby generators ranging in output from 6kW to 60kW, portable generators, energy storage solutions, power washers and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical and HVAC wholesalers and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

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

In accordance with ASU 2014-09, Revenue from Contracts with Customers, extended warranty revenues are reported within net sales in the condensed consolidated statements of comprehensive income. Previously, these amounts were reported net within selling and service expense on the condensed consolidated statements of comprehensive income, in amounts that were not material. To report extended warranty in accordance with ASU 2014-09, the net sales and gross profit amounts for the three months ended June 30, 2018 have been revised by $2,632 and $2,217, respectively, and the net sales and gross profit amounts for the six months ended June 30, 2018 have been revised by $5,089 and $4,155, respectively, from the amounts previously reported in the Company’s second quarter 2018 Form 10-Q, with equal offsets to selling and service expenses. The revisions impacted the Domestic segment and the Other product class. There was no impact to income from operations, net income or comprehensive income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statements of stockholders’ equity, or the condensed consolidated statements of cash flows.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$104,531	$90,602	$185,506	$156,077
International	7,355	11,628	13,508	17,934
Total adjusted EBITDA	$111,886	$102,230	$199,014	$174,011

Interest expense	(10,452)	(11,002)	(20,724)	(21,115)
Depreciation and amortization	(14,740)	(11,600)	(27,347)	(23,283)
Non-cash write-down and other adjustments (1)	(1,726)	(1,316)	(326)	(2,622)
Non-cash share-based compensation expense (2)	(4,334)	(3,885)	(7,928)	(6,991)
Loss on extinguishment of debt (3)	-	(1,332)	-	(1,332)
Transaction costs and credit facility fees (4)	(413)	(441)	(1,699)	(703)
Business optimization expenses (5)	(73)	(29)	(242)	(167)
Other	385	(12)	539	1
Income before provision for income taxes	$80,533	$72,613	$141,287	$117,799

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets, and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to a voluntary prepayment of Term Loan debt.
(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(5)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

The Company’s sales in the United States represented approximately 74% and 73% of total sales for the three months ended June 30, 2019 and 2018, respectively. The Company’s sales in the United States represented approximiately 73% and 72% of total sales for the six month periods ended June 30, 2019 and 2018, respectively. Approximately 80% of the Company’s identifiable long-lived assets were located in the United States at June 30, 2019 and December 31, 2018.

8. Balance Sheet Details

Inventories consist of the following:

	June 30, 2019	December 31, 2018

Raw material	$340,716	$348,980
Work-in-process	7,453	6,971
Finished goods	222,158	188,799
Total	$570,327	$544,750

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018

Land and improvements	$17,941	$15,975
Buildings and improvements	174,901	163,161
Machinery and equipment	109,537	103,726
Dies and tools	20,135	28,198
Vehicles	3,321	2,070
Office equipment and systems	89,007	82,638
Leasehold improvements	3,809	2,137
Construction in progress	28,339	26,543
Gross property and equipment	446,990	424,448
Accumulated depreciation	(146,195)	(145,519)
Total	$300,795	$278,929

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

The components of total lease cost consist of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$2,352	$4,951
Finance lease cost:
Amortization of ROU assets	704	1,122
Interest on lease liabilities	561	1,142
Total lease cost	$3,617	$7,215

Prior to the adoption of ASC 842, lease expense consisted of payments on operating leases.

As of January 1, 2019, the date of the adoption of ASU 2016-02, the Company recognized ROU assets and lease liabilities related to operating leases of $42,024 and $42,056, respectively, and there was no cumulative effect adjustment made to retained earnings. Supplemental balance sheet information related to the Company’s leases was as follows:

June 30, 2019
Operating Leases
Operating lease ROU assets (1)	$39,799

Operating lease liabilities - current (2)	$7,753
Operating lease liabilities - noncurrent (3)	33,012
Total operating lease liabilities	$40,765

Finance Leases
Finance lease ROU assets, gross	$29,221
Accumulated depreciation - finance lease ROU assets	(2,786)
Finance lease ROU assets, net (4)	$26,435

Finance lease liabilities - current (5)	$1,648
Finance lease liabilities - noncurrent (6)	24,363
Total finance lease liabilities	$26,011

(1)	Recorded in the operating lease and other assets line
(2)	Recorded in the other accrued liabilities line
(3)	Recorded in the operating lease and other long-term liabilities line
(4)	Recorded in the property & equipment, net line
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line
(6)	Recorded in the long-term borrowings and finance lease obligations line

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,768	$5,386
Operating cash flows from finance leases	466	922
Financing cash flows from finance leases	827	1,356

ROU assets obtained in exchange for lease liabilities
Operating leases	2,396	2,793
Finance leases	995	7,971

Weighted average remaining lease term and discount rate information related to the Company’s leases was as follows:

June 30, 2019
Weighted average remaining lease term (in years)
Operating Leases	7.13
Finance Leases	14.32

Weighted average discount rate
Operating Leases	5.50%
Finance Leases	7.83%

The maturities of the Company’s lease liabilities are as follows:

	As of June 30, 2019
	Finance Leases	Operating Leases
Remainder of 2019	$1,806	$4,978
2020	3,498	8,861
2021	3,122	6,904
2022	2,792	5,373
2023	2,659	4,624
After 2023	32,026	18,591
Total minimum lease payments	45,903	49,331
Interest	(19,892)	(8,566)
Present value of minimum lease payments	$26,011	$40,765

	As of December 31, 2018
	Capital Leases	Operating Leases
2019	$2,166	$8,914
2020	2,477	7,575
2021	2,053	6,379
2022	1,995	4,955
2023	1,889	4,482
After 2023	18,108	18,614
Total minimum lease payments	28,688	$50,919
Interest	(8,517)
Present value of minimum lease payments	$20,171

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$43,562	$36,319	$41,785	$35,422
Product warranty reserve assumed in acquisition	195	-	407	-
Payments	(5,657)	(4,907)	(11,291)	(9,892)
Provision for warranty issued	8,178	6,275	15,138	11,478
Changes in estimates for pre-existing warranties	(954)	973	(715)	1,652
Balance at end of period	$45,324	$38,660	$45,324	$38,660

Additionally, the Company sells extended warranty coverage for certain products, which it accounts for as a service warranty. The sales of extended warranties are recorded as deferred revenue, and typically have a duration of5 to 10 years. The deferred revenue related to extended warranty coverage is amortized over the duration of the extended warranty contract period, following the standard warranty period, using the straight-line method. Revenue is recognized on extended warranty contracts when the revenue recognition criteria are met, resulting in ratable recognition over the contract term. The amortization of deferred revenue is recorded to net sales in the condensed consolidated statements of comprehensive income. The following is a tabular reconciliation of the deferred revenue related to extended warranty coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$70,844	$60,113	$68,340	$57,854
Deferred revenue contracts issued	7,114	5,526	12,914	10,242
Amortization of deferred revenue contracts	(3,441)	(2,632)	(6,737)	(5,089)
Balance at end of period	$74,517	$63,007	$74,517	$63,007

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at June 30, 2019 is as follows:

Remainder of 2019	$7,708
2020	15,097
2021	14,998
2022	12,660
2023	9,405
After 2023	14,649
Total	$74,517

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2019	2018
Product warranty liability
Current portion - other accrued liabilities	$26,948	$25,396
Long-term portion - other long-term liabilities	18,376	16,389
Total	$45,324	$41,785

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$13,925	$13,646
Long-term portion - other long-term liabilities	60,592	54,694
Total	$74,517	$68,340

11. Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $8,577 and $14,174 at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recognized revenue of $8,177 related to amounts included in the December 31, 2018 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2019	2018
ABL facility	$26,405	$18,459
Other lines of credit	30,626	27,124
Total	$57,031	$45,583

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 31,	December 31,
	2019	2018
Term loan	$879,000	$879,000
Original issue discount and deferred financing costs	(20,064)	(22,440)
Finance lease obligation	26,011	20,171
Other	985	1,642
Total	885,932	878,373
Less: current portion of debt	808	1,075
Less: current portion of finance lease obligation	1,648	902
Total	$883,476	$876,396

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

The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2019, the Company’s net secured leverage ratio was 1.81 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

As of June 30, 2019, there was $26,405 outstanding under the ABL Facility, leaving $273,191 of availability, net of outstanding letters of credit.

As of June 30, 2019 and December 31, 2018, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $57,031 and $45,583, respectively.

13. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved another $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the six months ended June 30, 2018, the Company repurchased 560,000 shares of its common stock for $25,656, funded with cash on hand. There were noshare repurchases during the three and six months ended June 30, 2019. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to Generac Holdings Inc.	$61,958	$53,261	$106,819	$86,906
Redeemable noncontrolling interest redemption value adjustment	(756)	(2,305)	1,676	(9,970)
Net income attributable to common shareholders	$61,202	$50,956	$108,495	$76,936

Denominator
Weighted average shares, basic	61,921,711	61,534,423	61,841,823	61,696,014
Dilutive effect of stock compensation awards (1)	484,152	520,024	507,207	563,698
Diluted shares	62,405,863	62,054,447	62,349,030	62,259,712

Net income attributable to common shareholders per share
Basic	$0.99	$0.83	$1.75	$1.25
Diluted	$0.98	$0.82	$1.74	$1.24

(1) Excludes approximately 41,000 and 142,600 stock options for the three months ended June 30, 2019 and 2018, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 76,000 and 81,800 stock options for the six months ended June 30, 2019 and 2018, respectively, as the impact of such awards was anti-dilutive.

15. Income Taxes

The effective income tax rates for the six months ended June 30, 2019 and 2018 were 23.9% and 25.3%, respectively. The decrease in the effective income tax rate in 2019 was primarily due to the mix of taxable income in the jurisdictions where we pay tax and additional tax deductions related to stock compensation.

16. Benefit Plans

In June 2019, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s defined benefit pension plan (the Pension Plan). After this approval, during the second quarter of 2019, the Company commenced the plan termination process.  In the third quarter of 2019, the Company intends to amend the Pension Plan to provide eligible participants choice of a lump sum or annuity payment.  The Company expects to complete the lump sum payments and the transfer of the remaining Pension Plan assets to a third-party administrator within the next twelve months.  Termination of the Pension Plan will not result in a reduction of benefits to plan participants.  The decision to terminate the Pension Plan follows the Company’s decision in 2008 to freeze benefits being accrued under the previous noncontributory salaried and hourly pension plans, which were merged into one plan effective December 31, 2018.  Upon settlement of the pension liability, the Company will reclassify the related pension losses currently recorded to AOCL, to the consolidated statements of comprehensive income.

17. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2019 and December 31, 2018 was approximately $53,304 and $47,200, respectively.

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

Overview

We are a leading global designer and manufacturer of a wide range of energy solutions and other power products serving the residential, light commercial and industrial markets. Power products and solutions are our primary focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. Other power products that we design and manufacture include battery storage systems to augment alternative energy sources; light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

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

Increasing penetration opportunity. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.5% of U.S. single-family detached, owner-occupied households with a home value of over $100,000, as defined by the U.S. Census Bureau's 2017 American Housing Survey for the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result, these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas-fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to the growing importance for uninterrupted voice and data services, in particular as 5G networks roll-out. We believe by expanding our distribution network, continuing to develop our product line and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions. Power disruptions are an important driver of customer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, the major outage events that occurred during the second half of 2017 drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in both 2017 and 2018. In addition, demand for home standby generators is currently increasing in the California market due to the threat of utility shut-offs that could cause major power outage events in the future. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Interest expense decreased slightly during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to lower interest rate spreads resulting from Term Loan and ABL Facility amendments in June 2018 and new interest rate swaps beginning in July 2018. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

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

Further information on these recent acquisitions can be found in Notes 1, “Description of Business and Basis of Presentation,” and Note 2, “Acquisitions” to the condensed consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net sales	$541,916	$497,581	$44,335	8.9%
Cost of goods sold	346,078	319,108	26,970	8.5%
Gross profit	195,838	178,473	17,365	9.7%
Operating expenses:
Selling and service	52,309	48,269	4,040	8.4%
Research and development	17,694	12,616	5,078	40.3%
General and administrative	27,658	26,639	1,019	3.8%
Amortization of intangible assets	7,251	5,482	1,769	32.3%
Total operating expenses	104,912	93,006	11,906	12.8%
Income from operations	90,926	85,467	5,459	6.4%
Total other income (expense), net	(10,393)	(12,854)	2,461	-19.1%
Income before provision for income taxes	80,533	72,613	7,920	10.9%
Provision for income taxes	18,827	18,382	445	2.4%
Net income	61,706	54,231	7,475	13.8%
Net income attributable to noncontrolling interests	(252)	970	(1,222)	-126.0%
Net income attributable to Generac Holdings Inc.	$61,958	$53,261	8,697	16.3%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$425,938	$383,679	42,259	11.0%
International	115,978	113,902	2,076	1.8%
Total net sales	$541,916	$497,581	44,335	8.9%

	Adjusted EBITDA
	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Domestic	$104,531	$90,602	13,929	15.4%
International	7,355	11,628	(4,273)	-36.7%
Total Adjusted EBITDA	$111,886	$102,230	9,656	9.4%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$268,374	$246,398	21,976	8.9%
Commercial & industrial products	230,428	215,628	14,800	6.9%
Other	43,114	35,555	7,559	21.3%
Total net sales	$541,916	$497,581	44,335	8.9%

Net sales.    The increase in Domestic sales for the three months ended June 30, 2019 was primarily due to strong growth in shipments of home standby generators, as well as strong C&I stationary generator shipments primarily driven by telecom customers. Partially offsetting the year-over-year sales growth was a decrease in sales of portable generators as the prior year quarter benefitted from channel replenishment following elevated outage activity.

International sales for the three months ended June 30, 2019 increased 1.8% compared to the prior year quarter. Core sales, which excludes the impact of the Selmec and Captiva acquisitions, as well as the unfavorable impact of currency, declined by approximately 3% due to the timing of certain large projects that shipped during the prior year quarter.

Overall, the net sales contribution from non-annualized recent acquisitions to the three months ended June 30, 2019 was $12.3 million.

Gross profit.    Gross profit margin for the second quarter of 2019 was 36.1% compared to 35.9% in the prior-year second quarter. The increase is driven by favorable sales mix and pricing actions, partially offset by realization of higher input costs, including regulatory tariffs, logistics costs, labor rates and commodities.

Operating expenses.   The increase in Operating expenses was primarily driven by recurring operating expenses from recent acquisitions, an increase in employee headcount related to strategic initiatives, higher intangible amortization expenses, and higher variable costs given the increased sales volumes.

Other expense.    The decrease in Other expense, net was primarily due to the $1.3 million loss on extinguishment of debt recorded in the second quarter of 2018 resulting from a $50.0 million voluntary prepayment of Term Loan debt that did not repeat in the second quarter of 2019.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2019 and 2018 were 23.4% and 25.3%, respectively. The decrease in the effective income tax rate in 2019 was primarily driven by a higher mix of domestic pre-tax income and additional stock compensation deductions compared to the prior year quarter.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate during the current year quarter.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $104.5 million, or 24.5% of net sales, as compared to $90.6 million, or 23.6% of net sales in the prior year quarter. Favorable sales mix, pricing initiatives and fixed operating cost leverage were partially offset by higher input costs, as well as increased employee costs and recurring operating expenses from recent acquisitions.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $7.4 million, or 6.3% of net sales, as compared to $11.6 million, or 10.2% of net sales, in the prior year. Unfavorable sales mix and decreased operating leverage contributed the decline.

Adjusted Net Income.    Adjusted Net Income of $74.9 million for the three months ended June 30, 2019 increased 8.8% from $68.9 million for the three months ended June 30, 2018, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net sales	$1,012,269	$897,672	$114,597	12.8%
Cost of goods sold	654,256	577,272	76,984	13.3%
Gross profit	358,013	320,400	37,613	11.7%
Operating expenses:
Selling and service	99,598	92,889	6,709	7.2%
Research and development	31,303	24,469	6,834	27.9%
General and administrative	52,420	50,114	2,306	4.6%
Amortization of intangible assets	12,593	11,114	1,479	13.3%
Total operating expenses	195,914	178,586	17,328	9.7%
Income from operations	162,099	141,814	20,285	14.3%
Total other expense, net	(20,812)	(24,015)	3,203	-13.3%
Income before provision for income taxes	141,287	117,799	23,488	19.9%
Provision for income taxes	33,812	29,798	4,014	13.5%
Net income	107,475	88,001	19,474	22.1%
Net income attributable to noncontrolling interests	656	1,095	(439)	-40.1%
Net income attributable to Generac Holdings Inc.	$106,819	$86,906	$19,913	22.9%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$785,186	$686,355	$98,831	14.4%
International	227,083	211,317	15,766	7.5%
Total net sales	$1,012,269	$897,672	$114,597	12.8%

	Adjusted EBITDA
	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Domestic	$185,506	$156,077	$29,429	18.9%
International	13,508	17,934	(4,426)	-24.7%
Total Adjusted EBITDA	$199,014	$174,011	$25,003	14.4%

The following table sets forth our product class information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$486,204	$436,872	$49,332	11.3%
Commercial & industrial products	439,552	390,753	48,799	12.5%
Other	86,513	70,047	16,466	23.5%
Total net sales	$1,012,269	$897,672	$114,597	12.8%

Net sales.    The increase in Domestic sales for the six months ended June 30, 2019 was primarily due to strong growth in shipments of home standby generators, as well as strong C&I stationary generator shipments compared to the prior year period. These increases were partially offset by a decrease in sales of portable generators as the prior year benefitted from channel replenishment and elevated outage activity.

The increase in International sales for the six months ended June 30, 2019 was primarily due to continued market share gains and further execution of synergies, particularly in Europe, Middle East, China, and Brazil. This increase in sales was also driven by the Selmec and Captiva acquisitions, partially offset by an unfavorable foreign currency impact.

Overall, the net sales contribution from all non-annualized recent acquisitions to the six months ended June 30, 2019 was $27.2 million.

Gross profit.    Gross profit margin for the six months ended June 30, 2019 was 35.4% compared to 35.7% in the prior-year period. The decrease in gross profit margin was the result of a favorable sales mix shift towards higher margin home standby generator sales and price increases implemented since prior year, more than offset by the impact of recent acquisitions and the realization of higher input costs, including regulatory tariffs, logistics costs, labor rates, and commodities.

Operating expenses.   The increase in Operating expenses was primarily driven by incremental variable operating expense on the strong sales growth, recurring operating expenses from recent acquisitions, an increase in employee headcount related to strategic initiatives and higher intangible amortization expenses.

Other expense.    The decrease in Other expense, net was primarily due to the $1.3 million loss on extinguishment of debt recorded in the second quarter of 2018 resulting from a $50.0 million voluntary prepayment of Term Loan debt that did not repeat in the current year, as well as an increase in investment income.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2019 and 2018 were 23.9% and 25.3%, respectively. The decrease in the effective income tax rate in 2019 was primarily driven by a higher mix of domestic pre-tax income as well as additional stock compensation deductions and state tax credits compared to the prior year period.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate recorded during the current year period.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $185.5 million, or 23.6% of net sales, as compared to $156.1 million in the prior year, or 22.7% of net sales. Adjusted EBITDA margin in the current year benefitted from favorable sales mix, pricing initiatives, and fixed operating cost leverage on the higher sales volumes. These favorable impacts were partially offset by higher input costs, increased employee costs and recurring operating expenses from recent acquisitions.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $13.5 million, or 5.9% of net sales, as compared to $17.9 million in the prior year, or 8.4% of net sales. The decrease in Adjusted EBITDA margin as compared to the prior year was primarily due to unfavorable sales mix, decreased operating leverage and higher input costs.

Adjusted Net Income.    Adjusted Net Income of $131.5 million for the six months ended June 30, 2019 increased 14.3% from $115.0 million for the six months ended June 30, 2018, due to the factors outlined above partially offset by an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2019, the Company’s secured leverage ratio was 1.81 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023. As of June 30, 2019, there were $26.4 million of borrowings outstanding and $273.2 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of June 30, 2019.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the six months ended June 30, 2018, we repurchased 560,000 shares of our common stock for $25.7 million. There were no share repurchases during the six months ended June 30, 2019. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand.

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

Cash Flow

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net cash provided by operating activities	$ 22,614	$ 79,657	$ (57,043)	-71.6%
Net cash used in investing activities	(145,872)	(82,127)	(63,745)	77.6%
Net cash provided by (used in) financing activities	8,158	(23,880)	32,038	-134.2%

The decrease in net cash provided by operating activities was driven by a variety of factors including higher working capital investments, timing of tax payments, as well as higher incentive compensation payments in the current year period partially offset by an increase in operating earnings as compared to the prior year period.

Net cash used in investing activities for the six months ended June 30, 2019 primarily represents cash payments of $112.9 million related to the acquisition of businesses and $34.4 million related to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2018 primarily represents cash payments of $71.9 million related to the acquisition of businesses and $12.3 million for the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2019 primarily represents $35.8 million of cash proceeds from short-term borrowings partially offset by $26.3 million of debt repayments ($24.3 million of short-term borrowings and $2.0 million of long-term borrowings and finance lease obligations).

Net cash used in financing activities for the six months ended June 30, 2018 primarily represents $59.0 million of debt repayments ($50.8 million of long-term borrowings and finance lease obligations and $8.2 million of short-term borrowings) and $25.7 million cash used for the repurchase of our common stock. These payments were partially offset by $62.1 million of cash proceeds from borrowings ($50.0 million long-term and $12.1 million short-term).

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2019	2018	2019	2018

Net income attributable to Generac Holdings Inc.	$61,958	$53,261	$106,819	$86,906
Net (loss) income attributable to noncontrolling interests	(252)	970	656	1,095
Net income	61,706	54,231	107,475	88,001
Interest expense	10,452	11,002	20,724	21,115
Depreciation and amortization	14,740	11,600	27,347	23,283
Provision for income taxes	18,827	18,382	33,812	29,798
Non-cash write-down and other adjustments (a)	1,726	1,316	326	2,622
Non-cash share-based compensation expense (b)	4,334	3,885	7,928	6,991
Loss on extinguishment of debt (c)	-	1,332	-	1,332
Transaction costs and credit facility fees (d)	413	441	1,699	703
Business optimization expenses (e)	73	29	242	167
Other	(385)	12	(539)	(1)
Adjusted EBITDA	111,886	102,230	199,014	174,011
Adjusted EBITDA attributable to noncontrolling interests	763	2,630	2,813	4,179
Adjusted EBITDA attributable to Generac Holdings Inc.	$111,123	$99,600	$196,201	$169,832

(a)   Represents the following non-cash charges: transactional foreign currency gains/losses and certain purchase accounting related adjustments, gains/losses on disposals of assets and unrealized mark-to-market adjustments on commodity contracts. We believe that adjusting net income for these non-cash charges is useful for the following reasons:

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

(e) Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2019	2018	2019	2018

Net income attributable to Generac Holdings Inc.	$61,958	$53,261	$106,819	$86,906
Net (loss) income attributable to noncontrolling interests	(252)	970	656	1,095
Net income	61,706	54,231	107,475	88,001
Provision for income taxes	18,827	18,382	33,812	29,798
Income before provision for income taxes	80,533	72,613	141,287	117,799
Amortization of intangible assets	7,251	5,482	12,593	11,114
Amortization of deferred finance costs and original issue discount	1,199	1,190	2,376	2,367
Loss on extinguishment of debt	-	1,332	-	1,332
Transaction costs and other purchase accounting adjustments (a)	173	794	1,208	814
Business optimization expenses	73	29	242	167
Adjusted net income before provision for income taxes	89,229	81,440	157,706	133,593
Cash income tax expense (b)	(14,105)	(11,114)	(24,615)	(16,524)
Adjusted net income	75,124	70,326	133,091	117,069
Adjusted net income attributable to noncontrolling interests	222	1,383	1,696	2,044
Adjusted net income attributable to Generac Holdings Inc.	$74,902	$68,943	$131,395	$115,025

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.20	$1.11	$2.11	$1.85
Weighted average common shares outstanding - diluted:	62,405,863	62,054,447	62,349,030	62,259,712

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and six months ended June 30, 2019 are now based on an anticipated cash income tax rate of approximately 17% to 18% for the full year ended 2019. Amounts for the three and six months ended June 30, 2018 are based on an anticipated cash income tax rate of approximately 14% for the full year ended 2018. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2019, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2019, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2019 – 04/30/2019	88	$58.07	-	$250,000,000
05/01/2019 – 05/31/2019	389	$58.58	-	250,000,000
06/01/2019 – 06/30/2019	106	$59.72	-	$250,000,000
Total	583	$57.80

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 26, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen

Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 6, 2019