Form 10-Q
period 2019-09-30
GENERAC HOLDINGS INC.
filed 2019-11-05
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 62,541,881 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$216,038	$224,482
Accounts receivable, less allowance for doubtful accounts	373,591	326,133
Inventories	517,232	544,750
Prepaid expenses and other assets	30,570	25,404
Total current assets	1,137,431	1,120,769

Property and equipment, net	303,288	278,929

Customer lists, net	55,649	61,194
Patents, net	75,781	29,970
Other intangible assets, net	11,809	3,043
Tradenames, net	149,155	152,283
Goodwill	811,914	764,655
Deferred income taxes	3,217	163
Operating lease and other assets	45,877	15,308
Total assets	$2,594,121	$2,426,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$66,985	$45,583
Accounts payable	241,290	328,091
Accrued wages and employee benefits	37,401	40,819
Other accrued liabilities	127,786	144,236
Current portion of long-term borrowings and finance lease obligations	2,554	1,977
Total current liabilities	476,016	560,706

Long-term borrowings and finance lease obligations	884,315	876,396
Deferred income taxes	92,520	71,300
Operating lease and other long-term liabilities	145,491	95,647
Total liabilities	1,598,342	1,604,049

Redeemable noncontrolling interests	56,564	61,004

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,640,792 and 71,186,418 shares issued at September 30, 2019 and December 31, 2018, respectively	716	712
Additional paid-in capital	492,671	476,116
Treasury stock, at cost	(324,351)	(321,473)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,013,707	831,123
Accumulated other comprehensive loss	(46,363)	(23,813)
Stockholders’ equity attributable to Generac Holdings, Inc.	934,264	760,549
Noncontrolling interests	4,951	712
Total stockholders' equity	939,215	761,261
Total liabilities and stockholders’ equity	$2,594,121	$2,426,314

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$601,135	$562,388	$1,613,404	$1,460,060
Costs of goods sold	383,618	362,054	1,037,874	939,326
Gross profit	217,517	200,334	575,530	520,734

Operating expenses:
Selling and service	59,356	48,985	158,954	141,874
Research and development	17,603	13,653	48,906	38,122
General and administrative	27,596	25,499	80,016	75,613
Amortization of intangibles	7,406	5,678	19,999	16,792
Total operating expenses	111,961	93,815	307,875	272,401
Income from operations	105,556	106,519	267,655	248,333

Other (expense) income:
Interest expense	(10,704)	(9,824)	(31,428)	(30,939)
Investment income	523	382	1,889	1,095
Loss on extinguishment of debt	–	–	–	(1,332)
Other, net	(414)	(483)	(1,868)	(2,764)
Total other expense, net	(10,595)	(9,925)	(31,407)	(33,940)

Income before provision for income taxes	94,961	96,594	236,248	214,393
Provision for income taxes	20,064	20,072	53,876	49,870
Net income	74,897	76,522	182,372	164,523
Net (loss) income attributable to noncontrolling interests	(677)	746	(21)	1,841
Net income attributable to Generac Holdings Inc.	$75,574	$75,776	$182,393	$162,682

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.20	$1.12	$2.95	$2.36
Weighted average common shares outstanding - basic:	61,973,447	61,579,564	61,878,500	61,659,817

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.18	$1.11	$2.92	$2.34
Weighted average common shares outstanding - diluted:	62,770,592	62,220,298	62,519,205	62,266,140

Comprehensive income attributable to Generac Holdings Inc.	$64,904	$80,768	$161,828	$173,355

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011
Acquisition of business	–	–	–	–	–	–	–	–	–	–	–
Unrealized gain/loss on interest rate swaps, net of tax of ($956)	–	–	–	–	–	–	–	(2,721)	(2,721)	–	(2,721)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(9,811)	(9,811)	(11)	(9,822)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	169,451	1	3,419	–	–	–	–	–	3,420	–	3,420
Net share settlement of restricted stock awards	–	–	–	(2,628)	(202)	–	–	–	(202)	–	(202)
Stock repurchases	–	–	–	–	–	–	–	–	–	–	–
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	3,549	–	–	–	–	–	3,549	–	3,549
Redemption value adjustment	–	–	–	–	–	–	(1,485)	–	(1,485)	–	(1,485)
Net income	–	–	–	–	–	–	75,574	–	75,574	(109)	75,465

Balance at September 30, 2019	71,640,792	$716	$492,671	(9,100,922)	$(324,351)	$(202,116)	$1,013,707	$(46,363)	$934,264	$4,951	$939,215

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized gain/loss on interest rate swaps, net of tax of ($5,234)	–	–	–	–	–	–	–	(14,898)	(14,898)	–	(14,898)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,652)	(7,652)	27	(7,625)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	454,374	4	5,078	–	–	–	–	–	5,082	–	5,082
Net share settlement of restricted stock awards	–	–	–	(53,862)	(2,878)	–	–	–	(2,878)	–	(2,878)
Stock repurchases	–	–	–	–	–	–	–	–	–	–	–
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	11,477	–	–	–	–	–	11,477	–	11,477
Redemption value adjustment	–	–	–	–	–	–	191	–	191	–	191
Net income	–	–	–	–	–	–	182,393	–	182,393	372	182,765

Balance at September 30, 2019	71,640,792	$716	$492,671	(9,100,922)	$(324,351)	$(202,116)	$1,013,707	$(46,363)	$934,264	$4,951	$939,215

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2018	71,030,347	$710	$468,598	(9,039,480)	$(321,052)	$(202,116)	$687,772	$(16,900)	$617,012	$243	$617,255
Acquisition of business	–	–	–	–	–	–	–	–	–	–	–
Unrealized gain/loss on interest rate swaps, net of tax of $571	–	–	–	–	–	–	–	1,626	1,626	(5)	1,621
Foreign currency translation adjustment	–	–	–	–	–	–	–	5,717	5,717	–	5,717
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	75,226	1	2,369	–	–	–	–	–	2,370	–	2,370
Net share settlement of restricted stock awards	–	–	–	(6,197)	(345)	–	–	–	(345)	–	(345)
Stock repurchases	–	–	–	–	–	–	–	–	–	–	–
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	2,919	–	–	–	–	–	2,919	–	2,919
Redemption value adjustment	–	–	–	–	–	–	(6,912)	–	(6,912)	–	(6,912)
Net income	–	–	–	–	–	–	75,776	–	75,776	234	76,010

Balance at September 30, 2018	71,105,573	$711	$473,886	(9,045,677)	$(321,397)	$(202,116)	$756,636	$(9,557)	$698,163	$472	$698,635

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2018	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Acquisition of business	–	–	–	–	–	–	–	–	–	–	–
Unrealized gain/loss on interest rate swaps, net of tax of $3,654	–	–	–	–	–	–	–	10,403	10,403	–	10,403
Foreign currency translation adjustment	–	–	–	–	–	–	–	1,238	1,238	–	1,238
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	285,400	3	4,160	–	–	–	–	–	4,163	–	4,163
Net share settlement of restricted stock awards	–	–	–	(36,803)	(1,737)	–	–	–	(1,737)	–	(1,737)
Stock repurchases	–	–	–	(560,000)	(25,655)	–	–	–	(25,655)	–	(25,655)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	9,910	–	–	–	–	–	9,910	–	9,910
Redemption value adjustment	–	–	–	–	–	–	(16,882)	–	(16,882)	–	(16,882)
Net income	–	–	–	–	–	–	162,682	–	162,682	507	163,189

Balance at September 30, 2018	71,105,573	$711	$473,886	(9,045,677)	$(321,397)	$(202,116)	$756,636	$(9,557)	$698,163	$472	$698,635

See notes to consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$182,372	$164,523
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	22,842	18,332
Amortization of intangible assets	19,999	16,792
Amortization of original issue discount and deferred financing costs	3,597	3,554
Loss on extinguishment of debt	–	1,332
Deferred income taxes	19,514	17,218
Share-based compensation expense	11,477	9,910
Other	557	1,249
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,543)	(55,649)
Inventories	27,190	(99,957)
Other assets	1,488	(16,488)
Accounts payable	(83,174)	47,559
Accrued wages and employee benefits	(7,517)	13,044
Other accrued liabilities	(17,092)	18,011
Excess tax benefits from equity awards	(1,908)	(432)
Net cash provided by operating activities	133,802	138,998

Investing activities
Proceeds from sale of property and equipment	83	213
Proceeds from beneficial interests in securitization transactions	2,036	2,825
Expenditures for property and equipment	(45,447)	(25,577)
Acquisition of business, net of cash acquired	(120,863)	(71,926)
Net cash used in investing activities	(164,191)	(94,465)

Financing activities
Proceeds from short-term borrowings	68,802	28,332
Proceeds from long-term borrowings	–	51,425
Repayments of short-term borrowings	(45,437)	(12,478)
Repayments of long-term borrowings and finance lease obligations	(3,110)	(51,164)
Stock repurchases	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	(285)	(314)
Payment of debt issuance costs	–	(1,702)
Taxes paid related to equity awards	(5,749)	(2,777)
Proceeds from exercise of stock options	7,957	5,191
Net cash provided by (used in) financing activities	22,178	(9,143)

Effect of exchange rate changes on cash and cash equivalents	(233)	139

Net (decrease) increase in cash and cash equivalents	(8,444)	35,529
Cash and cash equivalents at beginning of period	224,482	138,472
Cash and cash equivalents at end of period	$216,038	$174,001

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

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards Not Yet Adopted

In June 2016, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company's consolidated financial statements.

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

The Company recorded a preliminary purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $55,986 of intangible assets, including $23,286 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pika from the date of acquisition through September 30, 2019. The preliminary allocation of the purchase price is based on a preliminary valuation performed to determine the fair value of the net assets as of the acquisition date. The purchase price allocation is subject to further analysis and review, primarily around the review and final valuation of acquired intangible assets.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of a deferred payment of $7,922 which was made during the three months ended September 30, 2019. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation in the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58,511 of intangible assets, including $24,011 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Neurio from the date of acquisition through September 30, 2019. The preliminary allocation of the purchase price is based on a preliminary valuation performed to determine the fair value of the net assets as of the acquisition date. The purchase price allocation is subject to further analysis and review, primarily around the review and final valuation of acquired intangible assets.

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of estimated earnout payments of $14,902. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Selmec purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $79,826 of intangible assets, including approximately $46,196 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Selmec from the date of acquisition through September 30, 2019.

Overall, the net sales contribution from all non-annualized acquisitions to the three and nine month periods ended September 30, 2019 was $4,814 and $32,018, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$59,117	$53,035	$61,004	$43,929
Net income	(563)	519	(388)	1,341
Foreign currency translation	(3,475)	(569)	(3,861)	(2,255)
Redemption value adjustment	1,485	6,912	(191)	16,882
Balance at end of period	$56,564	$59,897	$56,564	$59,897

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

Interest Rate Swaps

The Company entered into two interest rate swap agreements in October 2013 and one interest rate swap agreement in May 2014, all of which expired in July 2018. In 2017, the Company entered into twenty interest rate swap agreements, sixteen of which are still outstanding as of September 30, 2019. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of losses, net of tax, recognized for the three and nine months ended September 30, 2019 were $(2,721) and $(14,898), respectively. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2018 were $1,626 and $10,403, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2019	December 31, 2018
Commodity contracts	$(172)	$(160)
Foreign currency contracts	(302)	(117)
Interest rate swaps	(11,826)	8,307

The fair value of the commodity and foreign currency contracts is included in other accrued liabilities, and the fair value of the interest rate swaps is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2019. The fair values of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets in the consolidated balance sheet as of December 31, 2018. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2019 and December 31, 2018 is a liability of $12,498 and an asset of $8,220, respectively, which represent the amount the Company would pay/receive upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $861,231, was approximately $881,198 (Level 2) at September 30, 2019, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6. Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2019 and 2018, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)
Other comprehensive loss before reclassifications	(9,811)	-	(2,721)	(1)	(12,532)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(9,811)	-	(2,721)		(12,532)
Ending Balance – September 30, 2019	$(26,484)	$(10,541)	$(9,338)		$(46,363)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – July 1, 2018	$(17,335)	$(10,978)	$11,413		$(16,900)
Other comprehensive income before reclassifications	5,717	-	1,626	(2)	7,343
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	5,717	-	1,626		7,343
Ending Balance – September 30, 2018	$(11,618)	$(10,978)	$13,039		$(9,557)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560		$(23,813)
Other comprehensive loss before reclassifications	(7,652)	-	(14,898)	(3)	(22,550)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(7,652)	-	(14,898)		(22,550)
Ending Balance – September 30, 2019	$(26,484)	$(10,541)	$(9,338)		$(46,363)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)	$2,636		$(21,198)
Other comprehensive income before reclassifications	1,238	-	10,403	(4)	11,641
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income	1,238	-	10,403		11,641
Ending Balance – September 30, 2018	$(11,618)	$(10,978)	$13,039		$(9,557)

(1)	Represents unrealized losses of $(3,677), net of tax effect of $956, for the three months ended September 30, 2019.
(2)	Represents unrealized gains of $2,197, net of tax effect of $(571), for the three months ended September 30, 2018.
(3)	Represents unrealized losses of $(20,132), net of tax effect of $5,234, for the nine months ended September 30, 2019.
(4)	Represents unrealized gains of $14,057, net of tax effect of $(3,654), for the nine months ended September 30, 2018.

7. Segment Reporting

The Company has tworeportable segments for financial reporting purposes - Domestic and International. The Domestic segment includes the legacy Generac business and the acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the Ottomotores, Tower Light, Pramac, Motortech and Selmec businesses, all of which have revenues that are substantially derived from outside of the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment and other power products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended September 30, 2019
Product Classes	Domestic	International	Total
Residential products	$324,096	$10,933	$335,029
Commercial & industrial products	133,559	81,346	214,905
Other	40,508	10,693	51,201
Total net sales	$498,163	$102,972	$601,135

	Three Months Ended September 30, 2018
Product Classes	Domestic	International	Total
Residential products	$300,387	$11,531	$311,918
Commercial & industrial products	121,952	84,414	206,366
Other	33,793	10,311	44,104
Total net sales	$456,132	$106,256	$562,388

	Nine Months Ended September 30, 2019
Product Classes	Domestic	International	Total
Residential products	$784,459	$36,774	$821,233
Commercial & industrial products	394,545	259,913	654,458
Other	104,344	33,369	137,713
Total net sales	$1,283,348	$330,056	$1,613,404

	Nine Months Ended September 30, 2018
Product Classes	Domestic	International	Total
Residential products	$711,203	$37,587	$748,790
Commercial & industrial products	340,244	256,875	597,119
Other	91,040	23,111	114,151
Total net sales	$1,142,487	$317,573	$1,460,060

Residential products consist primarily of automatic home standby generators ranging in output from 6kW to 60kW, portable generators, energy storage solutions, power washers and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in various C&I applications and fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW for single engine sets. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold through industrial power generation distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other products consist primarily of aftermarket service parts and product accessories sold to our dealers, and the amortization of extended warranty deferred revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue is recognized over the life of the contract.

In accordance with ASU 2014-09, Revenue from Contracts with Customers, extended warranty revenues are reported within net sales in the condensed consolidated statements of comprehensive income. Previously, these amounts were reported net within selling and service expense on the condensed consolidated statements of comprehensive income, in amounts that were not material. To report extended warranty in accordance with ASU 2014-09, the net sales and gross profit amounts for the three months ended September 30, 2018 have been revised by $2,873 and $2,449, respectively, and the net sales and gross profit amounts for the nine months ended September 30, 2018 have been revised by $7,962 and $6,604, respectively, from the amounts previously reported in the Company’s third quarter 2018 Form 10-Q, with equal offsets to selling and service expenses. The revisions impacted the Domestic segment and the Other product class. There was no impact to income from operations, net income or comprehensive income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statements of stockholders’ equity, or the condensed consolidated statements of cash flows.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$121,217	$117,108	$306,723	$273,185
International	4,736	7,366	18,244	25,300
Total adjusted EBITDA	$125,953	$124,474	$324,967	$298,485

Interest expense	(10,704)	(9,824)	(31,428)	(30,939)
Depreciation and amortization	(15,494)	(11,841)	(42,841)	(35,124)
Non-cash write-down and other adjustments (1)	(347)	(900)	(673)	(3,522)
Non-cash share-based compensation expense (2)	(3,549)	(2,919)	(11,477)	(9,910)
Loss on extinguishment of debt (3)	-	-	-	(1,332)
Transaction costs and credit facility fees (4)	(358)	(1,767)	(2,047)	(2,470)
Business optimization expenses (5)	(567)	(583)	(809)	(750)
Other	27	(46)	556	(45)
Income before provision for income taxes	$94,961	$96,594	$236,248	$214,393

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to a voluntary prepayment of Term Loan debt.
(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(5)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

The Company’s sales in the United States represented approximately 78% of total sales for the three months ended September 30, 2019 and 2018. The Company’s sales in the United States represented approximately 75% and 74% of total sales for the nine month periods ended September 30, 2019 and 2018, respectively. Approximately 81% and 80% of the Company’s identifiable long-lived assets were located in the United States at September 30, 2019 and December 31, 2018, respectively.

8. Balance Sheet Details

Inventories consist of the following:

	September 30, 2019	December 31, 2018

Raw material	$323,864	$348,980
Work-in-process	8,815	6,971
Finished goods	184,553	188,799
Total	$517,232	$544,750

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018

Land and improvements	$17,753	$15,975
Buildings and improvements	174,226	163,161
Machinery and equipment	114,359	103,726
Dies and tools	20,947	28,198
Vehicles	3,344	2,070
Office equipment and systems	93,357	82,638
Leasehold improvements	4,076	2,137
Construction in progress	28,139	26,543
Gross property and equipment	456,201	424,448
Accumulated depreciation	(152,913)	(145,519)
Total	$303,288	$278,929

Total property and equipment included capital leases of $20,158 at December 31, 2018, primarily comprised of buildings and improvements. Amortization of capital leases is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of capital leases is accounted for as a non-cash item in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. Refer to Note 9, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842, Leases, in 2019.

9. Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use ("ROU") asset and lease liability at the lease commencement date based on the present value of the lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rate is a collateralized rate determined based on the lease term, the Company’s credit rating, and other market information available at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and is reduced by any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while lease expense for finance leases is recognized as depreciation and interest expense using the effective interest method. The Company’s variable lease expense generally consists of property tax and insurance payments that are variable in nature, however, these amounts are immaterial to the condensed consolidated financial statements.

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

The Company records its operating lease cost and amortization of finance lease ROU assets within cost of goods sold or operating expenses in the condensed consolidated statements of comprehensive income depending on the cost center of the underlying asset. The Company records its finance lease interest cost within interest expense in the condensed consolidated statements of comprehensive income.

The components of total lease cost consist of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$2,312	$7,263
Finance lease cost:
Amortization of ROU assets	643	1,873
Interest on lease liabilities	554	1,696
Total lease cost	$3,509	$10,832

Prior to the adoption of ASC 842, lease expense consisted of payments on operating leases.

As of January 1, 2019, the date of the adoption of ASU 2016-02, the Company recognized ROU assets and lease liabilities related to operating leases of $42,024 and $42,056, respectively, and there was no cumulative effect adjustment made to retained earnings. Supplemental balance sheet information related to the Company’s leases is as follows:

September 30, 2019
Operating Leases
Operating lease ROU assets (1)	$37,270

Operating lease liabilities - current (2)	$7,519
Operating lease liabilities - noncurrent (3)	30,693
Total operating lease liabilities	$38,212

Finance Leases
Finance lease ROU assets, gross	$29,353
Accumulated depreciation - finance lease ROU assets	(3,326)
Finance lease ROU assets, net (4)	$26,027

Finance lease liabilities - current (5)	$1,813
Finance lease liabilities - noncurrent (6)	24,158
Total finance lease liabilities	$25,971

(1)	Recorded in the operating lease and other assets line
(2)	Recorded in the other accrued liabilities line
(3)	Recorded in the operating lease and other long-term liabilities line
(4)	Recorded in the property and equipment, net line
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line
(6)	Recorded in the long-term borrowings and finance lease obligations line

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,565	$7,951
Operating cash flows from finance leases	471	1,393
Financing cash flows from finance leases	905	2,261

ROU assets obtained in exchange for lease liabilities
Operating leases	989	3,782
Finance leases	194	8,165

Weighted average remaining lease term and discount rate information related to the Company’s leases is as follows:

September 30, 2019
Weighted average remaining lease term (in years)
Operating Leases	7.00
Finance Leases	14.24

Weighted average discount rate
Operating Leases	5.51%
Finance Leases	7.87%

The maturities of the Company’s lease liabilities are as follows:

	As of September 30, 2019
	Finance Leases	Operating Leases
Remainder of 2019	$934	$2,481
2020	3,519	8,934
2021	3,158	6,898
2022	3,388	5,368
2023	2,655	4,581
After 2023	32,016	18,338
Total minimum lease payments	45,670	46,600
Interest component	(19,699)	(8,388)
Present value of minimum lease payments	$25,971	$38,212

	As of December 31, 2018
	Capital Leases	Operating Leases
2019	$2,166	$8,914
2020	2,477	7,575
2021	2,053	6,379
2022	1,995	4,955
2023	1,889	4,482
After 2023	18,108	18,614
Total minimum lease payments	28,688	$50,919
Interest component	(8,517)
Present value of minimum lease payments	$20,171

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$45,324	$38,660	$41,785	$35,422
Product warranty reserve assumed in acquisition	-	-	407	-
Payments	(7,576)	(5,205)	(18,867)	(15,097)
Provision for warranty issued	8,518	8,074	23,656	19,552
Changes in estimates for pre-existing warranties	230	(974)	(485)	678
Balance at end of period	$46,496	$40,555	$46,496	$40,555

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$74,517	$63,007	$68,340	$57,854
Deferred revenue contracts issued	5,918	4,787	18,832	15,029
Amortization of deferred revenue contracts	(3,573)	(2,873)	(10,310)	(7,962)
Balance at end of period	$76,862	$64,921	$76,862	$64,921

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at September 30, 2019 is as follows:

Remainder of 2019	$3,704
2020	15,250
2021	15,678
2022	13,831
2023	10,535
After 2023	17,864
Total	$76,862

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2019	2018
Product warranty liability
Current portion - other accrued liabilities	$27,109	$25,396
Long-term portion - other long-term liabilities	19,387	16,389
Total	$46,496	$41,785

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$15,924	$13,646
Long-term portion - other long-term liabilities	60,938	54,694
Total	$76,862	$68,340

11. Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $7,814 and $14,174 at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company recognized revenue of $9,166 related to amounts included in the December 31, 2018 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12. Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2019	2018
ABL facility	$28,479	$18,459
Other lines of credit	38,506	27,124
Total	$66,985	$45,583

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2019	2018
Term loan	$879,000	$879,000
Original issue discount and deferred financing costs	(18,843)	(22,440)
Finance lease obligation	25,971	20,171
Other	741	1,642
Total	886,869	878,373
Less: current portion of debt	741	1,075
Less: current portion of finance lease obligation	1,813	902
Total	$884,315	$876,396

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

The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2019, the Company’s net secured leverage ratio was 1.61 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

As of September 30, 2019, there was $28,479 outstanding under the ABL Facility, leaving $271,171 of availability, net of outstanding letters of credit.

As of September 30, 2019 and December 31, 2018, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $66,985 and $45,583, respectively.

13. Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved another $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2018, the Company repurchased 560,000 shares of its common stock for $25,656, funded with cash on hand. There were no share repurchases during the three and nine months ended September 30, 2019. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547, all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income attributable to Generac Holdings Inc.	$75,574	$75,776	$182,393	$162,682
Redeemable noncontrolling interest redemption value adjustment	(1,485)	(6,912)	191	(16,882)
Net income attributable to common shareholders	$74,089	$68,864	$182,584	$145,800

Denominator
Weighted average shares, basic	61,973,447	61,579,564	61,878,500	61,659,817
Dilutive effect of stock compensation awards (1)	797,145	640,734	640,705	606,323
Diluted shares	62,770,592	62,220,298	62,519,205	62,266,140

Net income attributable to common shareholders per share
Basic	$1.20	$1.12	$2.95	$2.36
Diluted	$1.18	$1.11	$2.92	$2.34

(1) Excludes approximately 38,900 and 48,200 stock options for the three and nine months ended September 30, 2018, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three and nine months ended September 30, 2019.

15. Income Taxes

The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 22.8% and 23.3%, respectively. Both years were impacted by certain discrete tax items driven by US tax reform legislation, the Tax Act as well as the mix of earnings in the jurisdictions where the Company operates.

16. Benefit Plans

In June 2019, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s defined benefit pension plan (the Pension Plan). After this approval, during the second quarter of 2019, the Company commenced the plan termination process.  In the third quarter of 2019, the Company received regulatory approval and amended the Pension Plan to provide eligible participants the choice of a lump sum or annuity payment.  While there are many factors that may impact the timing of the plan termination, the Company expects to complete the lump sum payments and the transfer of the remaining Pension Plan assets to a third-party administrator during the fourth quarter of 2019. Termination of the Pension Plan will not result in a reduction of benefits to plan participants.  The decision to terminate the Pension Plan follows the Company’s decision in 2008 to freeze benefits being accrued under the previous noncontributory salaried and hourly pension plans, which were merged into one plan effective December 31, 2018.  Upon settlement of the pension liability, the Company will reclassify any related pension losses currently recorded in AOCL, to the consolidated statements of comprehensive income. As of September 30, 2019, the Company had unrecognized losses related to the Pension Plan of $10,541 recorded in AOCL. The Company will recognize this loss upon termination of the Pension Plan, adjusted for the total required payout to plan participants which will be determined based on employee elections and market conditions present at the time of termination.

17. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2019 and December 31, 2018 was approximately $52,217 and $47,200, respectively.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Interest expense increased slightly during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased short term borrowings and higher interest rates, partially offset by lower interest rate spreads resulting from Term Loan and ABL Facility amendments in June 2018 and new interest rate swaps beginning in July 2018. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

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

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Further information on these recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” and Note 2, “Acquisitions” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net sales	$601,135	$562,388	$38,747	6.9%
Cost of goods sold	383,618	362,054	21,564	6.0%
Gross profit	217,517	200,334	17,183	8.6%
Operating expenses:
Selling and service	59,356	48,985	10,371	21.2%
Research and development	17,603	13,653	3,950	28.9%
General and administrative	27,596	25,499	2,097	8.2%
Amortization of intangible assets	7,406	5,678	1,728	30.4%
Total operating expenses	111,961	93,815	18,146	19.3%
Income from operations	105,556	106,519	(963)	-0.9%
Total other expense, net	(10,595)	(9,925)	(670)	6.8%
Income before provision for income taxes	94,961	96,594	(1,633)	-1.7%
Provision for income taxes	20,064	20,072	(8)	0.0%
Net income	74,897	76,522	(1,625)	-2.1%
Net (loss) income attributable to noncontrolling interests	(677)	746	(1,423)	-190.8%
Net income attributable to Generac Holdings Inc.	$75,574	$75,776	$(202)	-0.3%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$498,163	$456,132	$42,031	9.2%
International	102,972	106,256	(3,284)	-3.1%
Total net sales	$601,135	$562,388	$38,747	6.9%

	Adjusted EBITDA
	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Domestic	$121,217	$117,108	$4,109	3.5%
International	4,736	7,366	(2,630)	-35.7%
Total Adjusted EBITDA	$125,953	$124,474	$1,479	1.2%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$335,029	$311,918	$23,111	7.4%
Commercial & industrial products	214,905	206,366	8,539	4.1%
Other	51,201	44,104	7,097	16.1%
Total net sales	$601,135	$562,388	$38,747	6.9%

Net sales.    The increase in Domestic sales for the three months ended September 30, 2019 was primarily due to strong growth in shipments of home standby generators, as well as strong C&I stationary generator shipments primarily driven by natural gas and telecom related products. The overall Domestic segment growth was partially offset by lower shipments of C&I mobile products. Core sales growth for the Domestic segment, which excludes the impact of the Neurio and Pika acquisitions, was approximately 8.5%.

International sales for the three months ended September 30, 2019 decreased 3.1% compared to the prior year quarter. Core sales for the International segment, which excludes the impact of the Captiva acquisition and the unfavorable impact of currency, was approximately flat compared to the prior year.

Overall, the net sales contribution from non-annualized recent acquisitions to the three months ended September 30, 2019 was $4.8 million.

Gross profit.    Gross profit margin for the third quarter of 2019 was 36.2% compared to 35.6% in the prior year third quarter. Pricing actions, favorable sales mix and lower realized commodity and currency input costs were partially offset by increased regulatory tariffs.

Operating expenses.   The increase in operating expenses was primarily driven by additional employee headcount related to strategic initiatives, higher marketing and promotional spend, recurring operating expenses from recent acquisitions and higher intangible amortization expenses.

Other expense.    The increase in Other expense, net was primarily driven by an increase in interest expense.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2019 and 2018 were 21.1% and 20.8%, respectively. Both years were impacted by certain discrete tax items driven by US tax reform legislation, the Tax Cuts and Jobs Act of 2017 as well as the earnings mix of the Company in the jurisdictions in which we operate.

Net income attributable to Generac Holdings Inc.    The slight decrease was primarily driven by the incremental earnings from the previously mentioned sales growth, offset by additional operating expense investment.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $121.2 million, or 24.3% of net sales, as compared to $117.1 million, or 25.7% of net sales, in the prior year quarter. Pricing initiatives and favorable sales mix, improved commodity and currency input costs, and fixed operating cost leverage were more than offset by increased regulatory tariffs and higher operating expenses.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $4.7 million, or 4.6% of net sales, as compared to $7.4 million, or 6.9% of net sales, in the prior year. Unfavorable sales mix and incremental operating expense investment contributed to the decline.

Adjusted Net Income.    Adjusted Net Income of $90 million for the three months ended September 30, 2019 increased 1.0% from $89.1 million for the three months ended September 30, 2018, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net sales	$1,613,404	$1,460,060	$153,344	10.5%
Cost of goods sold	1,037,874	939,326	98,548	10.5%
Gross profit	575,530	520,734	54,796	10.5%
Operating expenses:
Selling and service	158,954	141,874	17,080	12.0%
Research and development	48,906	38,122	10,784	28.3%
General and administrative	80,016	75,613	4,403	5.8%
Amortization of intangible assets	19,999	16,792	3,207	19.1%
Total operating expenses	307,875	272,401	35,474	13.0%
Income from operations	267,655	248,333	19,322	7.8%
Total other expense, net	(31,407)	(33,940)	2,533	-7.5%
Income before provision for income taxes	236,248	214,393	21,855	10.2%
Provision for income taxes	53,876	49,870	4,006	8.0%
Net income	182,372	164,523	17,849	10.8%
Net income attributable to noncontrolling interests	(21)	1,841	(1,862)	-101.1%
Net income attributable to Generac Holdings Inc.	$182,393	$162,682	$19,711	12.1%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$1,283,348	$1,142,487	$140,861	12.3%
International	330,056	317,573	12,483	3.9%
Total net sales	$1,613,404	$1,460,060	$153,344	10.5%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Domestic	$306,723	$273,185	$33,538	12.3%
International	18,244	25,300	(7,056)	-27.9%
Total Adjusted EBITDA	$324,967	$298,485	$26,482	8.9%

The following table sets forth our product class information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$821,233	$748,790	$72,443	9.7%
Commercial & industrial products	654,458	597,119	57,339	9.6%
Other	137,713	114,151	23,562	20.6%
Total net sales	$1,613,404	$1,460,060	$153,344	10.5%

Net sales.    The increase in Domestic sales for the nine months ended September 30, 2019 was primarily due to strong growth in shipments of home standby generators, as well as strong C&I stationary generator shipments, compared to the prior year period. Additionally, the Pika and Neurio acquisitions provided a modest contribution in 2019. These increases were partially offset by a decrease in sales of portable generators and C&I mobile products.

The increase in International sales for the nine months ended September 30, 2019 was primarily due to continued market share gains and further execution of synergies in certain markets around the world. This increase in sales was also driven by the Selmec and Captiva acquisitions, partially offset by an unfavorable foreign currency impact.

Overall, the net sales contribution from all non-annualized recent acquisitions to the nine months ended September 30, 2019 was $32.0 million.

Gross profit.    Gross profit margin for the nine months ended September 30, 2019 was 35.7% compared to 35.7% in the prior year period. The gross profit margin was impacted by a favorable sales mix shift towards higher margin home standby generator sales and price increases implemented since the prior year period, fully offset by the impact of recent acquisitions and the realization of higher input costs, including regulatory tariffs, logistics costs, labor rates, and commodities.

Operating expenses.   The increase in Operating expenses was primarily driven by incremental variable operating expense on the strong sales growth, recurring operating expenses from recent acquisitions, an increase in employee headcount related to strategic initiatives, higher marketing and promotional spend and higher intangible amortization expenses.

Other expense.    The decrease in Other expense, net was primarily due to the $1.3 million loss on extinguishment of debt recorded in the second quarter of 2018 resulting from a $50.0 million voluntary prepayment of Term Loan debt that did not repeat in the current year, as well as an increase in investment income compared to prior year.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 22.8% and 23.3%, respectively. Both years were impacted by certain discrete tax items driven by US tax reform legislation, the Tax Cuts and Jobs Act of 2017 as well as the earnings mix of the Company in the jurisdictions in which we operate.

Net income attributable to Generac Holdings Inc.    The increase was primarily driven by higher operating earnings as outlined above and a lower effective tax rate recorded during the current year period.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $306.7 million, or 23.9% of net sales, as compared to $273.2 million in the prior year, or 23.9% of net sales. Adjusted EBITDA margin in the current year benefited from favorable sales mix, pricing initiatives, and fixed operating cost leverage on the higher sales volumes. These favorable impacts were offset by higher input costs, including regulatory tariffs, increased employee costs, higher marketing and promotional spend, and recurring operating expenses from recent acquisitions.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $18.2 million, or 5.5% of net sales, as compared to $25.3 million in the prior year, or 8% of net sales. The decrease in Adjusted EBITDA margin as compared to the prior year was primarily due to unfavorable sales mix, higher input costs, and incremental operating expense investments.

Adjusted Net Income.    Adjusted Net Income of $221.4 million for the nine months ended September 30, 2019 increased 8.5% from $204.1 million for the nine months ended September 30, 2018 due to the factors outlined above, partially offset by an increase in cash income tax expense.

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

Our credit agreements originally provided for a $1.2 billion Term Loan and include a $300.0 million uncommitted incremental term loan facility. The Term Loan matures on May 31, 2023, and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, subject to a LIBOR floor of 0.75%. The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2019, the Company’s secured leverage ratio was 1.61 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023. As of September 30, 2019, there were $28.5 million of borrowings outstanding and $271.2 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of September 30, 2019.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the nine months ended September 30, 2018, we repurchased 560,000 shares of our common stock for $25.7 million. There were no share repurchases during the nine months ended September 30, 2019. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million, all funded with cash on hand.

See Note 12, “Credit Agreements” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flow

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change

Net cash provided by operating activities	$133,802	$138,998	$(5,196)	-3.7%
Net cash used in investing activities	(164,191)	(94,465)	(69,726)	73.8%
Net cash provided by (used in) financing activities	22,178	(9,143)	31,321	-342.6%

The decrease in net cash provided by operating activities was primarily driven by higher working capital investments, partially offset by an increase in operating earnings as compared to the prior year period.

Net cash used in investing activities for the nine months ended September 30, 2019 primarily represents cash payments of $120.9 million related to the acquisition of businesses and $45.4 million related to the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2018 primarily represents cash payments of $71.9 million related to the acquisition of businesses and $25.6 million for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2019 primarily represents cash proceeds of $68.8 million from short-term borrowings and $8.0 million from the exercise of stock options. These cash proceeds were partially offset by $48.5 million of debt repayments ($45.4 million of short-term borrowings and $3.1 million of long-term borrowings and finance lease obligations) and $5.7 million of taxes paid for the exercise of equity awards.

Net cash used in financing activities for the nine months ended September 30, 2018 primarily represents $63.6 million of debt repayments ($51.1 million of long-term borrowings and $12.5 million of short-term borrowings), $25.7 million cash used for the repurchase of our common stock, and $2.8 million of taxes paid for the exercise of equity awards. These payments were partially offset by cash proceeds of $79.8 million from borrowings ($51.4 million long-term and $28.3 million short-term) and $5.2 million from the exercise of stock options.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2019	2018	2019	2018

Net income attributable to Generac Holdings Inc.	$75,574	$75,776	$182,393	$162,682
Net (loss) income attributable to noncontrolling interests	(677)	746	(21)	1,841
Net income	74,897	76,522	182,372	164,523
Interest expense	10,704	9,824	31,428	30,939
Depreciation and amortization	15,494	11,841	42,841	35,124
Provision for income taxes	20,064	20,072	53,876	49,870
Non-cash write-down and other adjustments (a)	347	900	673	3,522
Non-cash share-based compensation expense (b)	3,549	2,919	11,477	9,910
Loss on extinguishment of debt (c)	-	-	-	1,332
Transaction costs and credit facility fees (d)	358	1,767	2,047	2,470
Business optimization expenses (e)	567	583	809	750
Other	(27)	46	(556)	45
Adjusted EBITDA	125,953	124,474	324,967	298,485
Adjusted EBITDA attributable to noncontrolling interests	909	1,454	3,722	5,633
Adjusted EBITDA attributable to Generac Holdings Inc.	$125,044	$123,020	$321,245	$292,852

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2019	2018	2019	2018

Net income attributable to Generac Holdings Inc.	$75,574	$75,776	$182,393	$162,682
Net (loss) income attributable to noncontrolling interests	(677)	746	(21)	1,841
Net income	74,897	76,522	182,372	164,523
Provision for income taxes	20,064	20,072	53,876	49,870
Income before provision for income taxes	94,961	96,594	236,248	214,393
Amortization of intangible assets	7,406	5,678	19,999	16,792
Amortization of deferred finance costs and original issue discount	1,221	1,187	3,597	3,554
Loss on extinguishment of debt	-	-	-	1,332
Transaction costs and other purchase accounting adjustments (a)	165	702	1,373	1,516
Business optimization expenses	567	583	809	750
Adjusted net income before provision for income taxes	104,320	104,744	262,026	238,337
Cash income tax expense (b)	(15,083)	(15,185)	(39,698)	(31,709)
Adjusted net income	89,237	89,559	222,328	206,628
Adjusted net income attributable to noncontrolling interests	(738)	447	958	2,491
Adjusted net income attributable to Generac Holdings Inc.	$89,975	$89,112	$221,370	$204,137

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.43	$1.43	$3.54	$3.28
Weighted average common shares outstanding - diluted:	62,770,592	62,220,298	62,519,205	62,266,140

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and nine months ended September 30, 2019 are now based on an anticipated cash income tax rate of approximately 17% for the full year ended 2019. Amounts for the three and nine months ended September 30, 2018 are based on an anticipated cash income tax rate of approximately 15% for the full year ended 2018. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2019, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.      Risk Factors

There have been no material changes in our risk factors since the February 26, 2019 filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2019, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2019 – 07/31/2019	-	-	-	$250,000,000
08/01/2019 – 08/31/2019	1,333	$70.89	-	$250,000,000
09/01/2019 – 09/30/2019	1,295	$83.15	-	$250,000,000
Total	2,628	$76.93

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements.

Item 6.           Exhibits

Exhibits Number	Description
10.1*	Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

10.2*	Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

10.3*	Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen

Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 5, 2019