Form 10-K
period 2019-12-31
GENERAC HOLDINGS INC.
filed 2020-02-25
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 Or
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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,191,188,195 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 19, 2020, 62,567,525 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2019 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

2019 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components from our global supply chain and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks or information technology systems; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products or operations.

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

PART I

Item 1. Business

Founded in 1959, Generac Holdings Inc. (the Company or Generac) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets.

Power generation is a key focus of the Company, which differentiates us from our competitors who also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we maintain one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost-effective natural gas fueled generators to expand into applications beyond standby power. We have also been focused on “connecting” the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle.

During 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from brief power outages.

Other engine powered products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use.

We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our power products, which are fueled by natural gas, liquid propane, gasoline, diesel and Bi-Fuel™. We also design, source, modify and integrate batteries, inverters, power electronics, controls, energy monitoring devices and other components into our energy storage systems. Our products are available globally through a broad network of independent dealers, distributors, retailers, ecommerce partners, wholesalers and equipment rental companies under a variety of brand names. We also sell direct to certain national and regional account customers, as well as to individual consumers, that are the end users of our products.

We have a significant market share in the residential and light commercial markets for automatic standby generators, which we believe remain under-penetrated in the marketplace. We also have a leading market position for portable generators used in residential, light construction and recreational applications. We believe that our leading market position is largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network to whom we offer comprehensive support programs, and leads from the factory. In addition, we are a leading provider of light towers, mobile generators, flameless heaters, outdoor power equipment and industrial diesel generators ranging in sizes up to 3,250kW. As we enter the rapidly developing market for energy storage, we offer energy storage systems ranging in configurations up to 34kWh, and expect to gain share by leveraging our capabilities that we have developed to grow the residential standby generator market.

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Products

We design and manufacture stationary, portable and mobile generators with single-engine outputs ranging between 800W and 3,250kW. We have the ability to expand the power range for certain stationary generator solutions to much larger multi-megawatt systems through an integrated paralleling configuration called Modular Power Systems (MPS). Other engine powered products and solutions that we provide include light towers, mobile heaters, power washers and water pumps, along with a broad line of outdoor power equipment. We now have a complete line of energy storage systems and energy monitoring solutions as we enter the clean energy markets. We classify our products into three categories based on similar range of power output geared for varying end customer uses: Residential products, Commercial & Industrial (C&I) products and Other products & services. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators range in output from 6kW to 60kW, operate on natural gas, liquid propane or diesel, and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 6kW to 22kW, are available in steel and aluminum enclosures and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 150kW. We also provide a remote monitoring system with various options for home standby generators called Mobile Link™. This remote monitoring capability is a standard, WiFi-enabled feature on every home standby generator that we offer, and allows our customers to check the status of their generator conveniently online, and also provides the capability to similarly receive maintenance and service alerts. Our remote monitoring platform also allows our distribution partners to monitor their installed base of customers through a feature that we call “Fleet”, enabling them to offer a more proactive experience to service a customer’s generator.

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

We provide a broad product line of engine driven power washers for residential and commercial use, fueled by gasoline, which range in pressure from 2,500 to 4,200 PSI. We also provide a broad product line of outdoor power equipment that includes water pumps, trimmer & brush mowers, log splitters, lawn & leaf vacuums, and chipper shredders for the property maintenance needs of residences, commercial properties, municipalities and farms. These products are largely sold in North America through online catalogs, retail hardware stores and outdoor power equipment dealers primarily under the DR® brand name.

The acquisitions of Neurio Technology Inc. in March 2019 and Pika Energy, Inc. in April 2019 accelerated our entrance into the energy storage and energy monitoring markets. Late in 2019 we began selling complete energy storage systems – marketed under the names PWRcellTM and PWRviewTM. This clean energy solution consists of a system of batteries, an inverter, power electronic controls, energy monitoring hardware & software, and other components. These systems capture and store electricity from solar panels or the electric grid and help reduce home energy costs while also protecting homes from brief power outages, and range in size from 8kWh up to 34kWh.

Residential products comprised 51.9%, 51.5% and 51.8%, respectively, of total net sales in 2019, 2018 and 2017.

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

We design and manufacture a broad product line of standard and configured stationary generators and related transfer switches for various industrial standby, continuous-duty and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, which includes stationary and containerized packages, with our MPS technology extending our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. During 2018, we introduced a new 750kW gaseous-fueled generator, our largest and most powerful generator to date, with plans going forward to expand these cleaner-fuel generators into larger applications. We offer four fuel options for our industrial generators, including diesel, natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators operate on a combination of both diesel and natural gas to allow our customers the advantage of multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for larger applications in the healthcare, telecom, datacom, commercial office, retail, municipal and manufacturing markets.

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

We also offer a full line of industrial transfer switches to meet varying needs from light industrial applications all the way to the most demanding critical installations. Generac’s industry-leading feature set and flexible platforms offer a variety of switching technologies for customized solutions to meet any project needs.

We provide a broad product line of light towers, mobile generators and mobile heaters, which provide temporary lighting, power and heat for various end markets, such as road and commercial construction, energy, mining, military and special events. We manufacture commercial mobile pumps and dust-suppression equipment for a wide variety of applications. We also manufacture various gaseous-engine control systems and accessories, which are sold to gas-engine manufacturers and aftermarket customers.

C&I products comprised 39.5%, 40.6% and 40.8% respectively, of total net sales in 2019, 2018 and 2017.

Other Products and Services

Our “Other Products and Services” category primarily consists of aftermarket service parts and product accessories sold to our customers, the amortization of extended warranty deferred revenue, and the service offerings in various parts of our business, including integration, project management, remote monitoring services, and energy monitoring services.

Other products comprised 8.6%, 7.9% and 7.4%, respectively, of total net sales in 2019, 2018 and 2017.

Distribution Channels and Customers

We distribute our products through a variety of different distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad, global customer base. This distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical, HVAC and solar wholesalers (including certain private label arrangements), catalogs, equipment rental companies, equipment distributors, and solar installers. We also sell direct to certain national and regional account customers, as well as to individual consumers, who are the end users of our products.

We believe our global distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. We offer a broad set of tools, programs, factory support, and leads to help our distribution partners be successful. Our network is well balanced with no customer providing more than 5% of our sales in 2019.

At over 6,000 strong, we have the industry's largest network of factory direct independent generator dealers in North America.

Our residential/light commercial dealer network sells, installs and services our residential and light commercial products to end users. We have increased our level of investment in recent years by focusing on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac. These initiatives have helped to improve lead quality and develop our dealers, thereby increasing close rates and lowering our cost per lead. We intend to leverage these practices to grow the rapidly developing markets for energy storage and energy monitoring.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the global market. Over the past several years, we have been expanding our dealer network globally through acquisitions and organic means, in order to expand our international sales opportunities. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales, installation and product support. Our industrial distributors and dealers help maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices.

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

Our wholesaler network distributes our residential and light-commercial generators, and now our energy storage systems. The channel consists of selling branches of both national and local distribution houses for electrical, HVAC and solar products on a wholesale basis. They typically sell to electrical dealers and solar installers who are not in our dealer network.

On a selective basis, we have established private label and licensing arrangements with third party partners to provide residential, light-commercial and industrial generators. These partners include leading home equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products.

The distribution for our C&I mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors and construction companies, which primarily serve non-residential building construction, road construction, energy markets and special events. In addition, international acquisitions have provided access to numerous independent distributors in over 150 countries.

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, energy, healthcare, convenience stores, grocery stores and other light commercial applications. Additionally, our residential products are also sold direct to individual consumers, who are the end users of the product.

Business Strategy

We have been executing on our strategic plan, which serves as the framework for the significant investments we have made to capitalize on the long-term growth prospects of Generac. Our strategic plan centers around a number of key mega-trends that we believe will drive significant secular growth opportunities for our business. Significant changes in the energy landscape, climate change, the abundance of natural gas globally, an aging infrastructure, and 5G telecommunications are all major themes that we believe will drive future long-term growth. As we continue to move our strategic plan into the future, we are focused on a number of initiatives that are driven by the following four key objectives, which are called “Powering Our Future”:

Growing the residential standby generator market. As the leader in the home standby generator market, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the world. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity due to more severe weather and an aging electrical grid, combined with expanding and developing our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by focusing on a variety of strategic initiatives targeted toward generating more sales leads, improving close rates and reducing the total overall cost of a home standby system. In addition, we intend to continue to focus on innovation in this growing product category and introduce new products and solutions into the marketplace. With only approximately 4.75% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $125,000, as defined by the U.S. Census Bureau's 2017 American Housing Survey for the United States), we believe there are opportunities to further penetrate the residential standby generator market both domestically and internationally. As the energy landscape continues to change and favor on-site renewable power, we intend to leverage our significant experience and competencies developed over the past two decades in growing the residential standby generator market to accelerate our recent entrance into the emerging residential energy storage and monitoring markets.

Gaining market share and entering new markets. We continue to put a strong focus on improving our share of the power equipment markets in which we participate around the world by emphasizing our innovation and continually expanding our product lines and services. We design and build a wide range of products from portable, stationary and mobile generators, light towers, mobile heaters, pumps, brush mowers and trimmers, and other engine powered equipment. We have many advantages over our competitors with strengths in our engineering, sourcing and operations capabilities as well as a global distribution network that we believe can be leveraged further for continued market share gains in the markets we serve around the world. We are also focused on expanding our addressable market opportunities by entering new markets, be it with new products or new geographies around the world.

Lead with natural gas power generation products. We will attempt to gain incremental market share within commercial and industrial markets through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled standby power solutions. While still a smaller portion of the overall C&I market, we believe demand for these products continues to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs. Given the abundance of natural gas as a global source for base-load power, we also intend to explore new gaseous generator related market opportunities, including increasing our product capabilities for applications beyond standby generation including continuous-duty, prime rated, distributed generation, demand response and combined heat and power. We plan to do this by leveraging our deep technical capabilities for gaseous-fueled products, leading position for natural gas standby generators and growing market acceptance for these products. As part of this strategy, we plan to continue to expand our natural gas product offering into larger power nodes to take advantage of the continuing shift from diesel to natural gas generators.

Connect with customers, partners and product. We will work to diversify our business model from solely “equipment centric” to a systems and services provider through connectivity solutions and subscription based applications deployed enterprise wide. This includes an important emphasis on improving the end-user experience and helping customers to lower utility costs. The initial focus is increasing connection with our products to unlock opportunities and revenue streams. We have developed tools and programs that add value to dealers and end-users that will result in recurring revenue from subscriptions and parts. We will leverage data obtained from connected devices by developing predictive analytics that result in continuously improving product quality, sales processes and tools, energy optimization, aftermarket penetration, customer experience and alignment with dealers. Finally, we will build or acquire energy management capabilities to monetize an ecosystem of devices that relate to energy use, storage, generation, control and optimization.

Expansion globally is a core piece to the success of each of our strategic objectives. The recent acquisitions that now comprise our International segment have significantly increased our global presence by adding product, manufacturing and distribution capabilities that serve local markets around the world, and have resulted in us becoming a leading global player in the markets for backup power and mobile power equipment. As we look forward, we intend to leverage our increased international footprint attained from these acquisitions to serve the significant global markets for power generation and power storage outside the U.S. and Canada.

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

Research and Development

Our focus on power generation equipment, energy storage systems, and other power products drives technological innovation, specialized engineering and manufacturing competencies. Research and development (R&D) is a core competency and includes a staff of over 500 engineers working on numerous projects at various facilities worldwide. These activities are focused on developing new technologies and product enhancements, as well as maintaining product competitiveness by improving manufacturing costs, safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 35 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. The Pika Energy and Neurio Technologies acquisitions have built out resources and expertise in the energy storage and energy monitoring markets. They provide advanced capabilities with power electronics and battery management software, along with proprietary inverter technologies and hardware and software for energy monitoring and management. We believe that our expertise in power equipment gives us the capability to develop new products that will allow continued diversification in our end markets.

Intellectual Property

We are committed to research and development, and we rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction and air-cooled engines. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our brands and competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

Suppliers of Raw Materials

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. We have developed an extensive network of reliable suppliers in the United States and around the world. We believe our Strategic Global Sourcing function is a competitive strength and continuously evaluates the quality and cost structure of our purchased components and assesses the capabilities of our supply chain. Components are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components.

Competition

The market for power generation equipment, energy storage systems, and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment, engine powered tools, solar inverter and battery storage providers, both domestic and internationally.

Specifically in the generator market, most of the traditional participants compete on a more focused basis, targeting specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power equipment with a key emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enables us to maintain a first-mover advantage over our competition for product innovation. We also believe our broad product offering, diverse omni-channel distribution model and strong factory support provide additional advantages as well.

A summary of the primary competitors across our main product classes are as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, Husqvarna, Ariens, LG Chem, Tesla, Enphase, and Solar Edge, along with a number of smaller domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, MTU, IGSA, Wacker, MultiQuip, Terex, Doosan, Briggs & Stratton (Allmand), Atlas Copco and Himonisa; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also, we compete against other regional packagers that serve local markets throughout the world.

In a continuously evolving market, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Employees

As of December 31, 2019, we had 5,689 employees (5,412 full time and 277 part-time and temporary employees). Of those, 2,953 employees were directly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years. The current agreement, which expires October 17, 2021, covers our Eagle, Wisconsin facility. Additionally, our plants in Mexico, Italy and Spain are operated under various local or national union groups. Our other facilities are not unionized.

Regulation, including Environmental Matters

As a manufacturing company, our operations are subject to a variety of federal, state, local and foreign laws and regulations covering environmental, health and safety matters. Applicable laws and regulations include those governing, among other things, emissions to air, discharges to water, noise and employee safety, as well as the generation, handling, storage, transportation, treatment, and disposal of waste and other materials. In addition, our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements, as well as labeling, storage, transport, and marketing.

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

Available Information

The Company’s principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and the Company’s telephone number is (262) 544-4811. The Company’s website is www.generac.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s web site, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	48	President, Chief Executive Officer and Chairman
York A. Ragen	48	Chief Financial Officer
Russell S. Minick	59	Chief Marketing Officer
Tom Pettit	51	Chief Operations Officer
Erik Wilde	45	Executive Vice President, Industrial, Americas
Patrick Forsythe	52	Executive Vice President, Global Engineering

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

York A. Ragen has served as our Chief Financial Officer since September 2008. Prior to becoming Chief Financial Officer, Mr. Ragen held Director of Finance and Vice President of Finance positions at Generac. Prior to joining Generac in 2005, Mr. Ragen was Vice President, Corporate Controller at APW Ltd., a spin-off from Applied Power Inc., now known as Enerpac Tool Group. Mr. Ragen began his career at Arthur Andersen in the Milwaukee, Wisconsin office audit practice. Mr. Ragen holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater.

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

Tom Pettit began serving as our Chief Operations Officer in February 2020. Since 2017, Mr. Pettit was Executive Vice President and Chief Integrated Supply Chain Officer of nVent Electric plc, a leading global provider of electrical connection and protection solutions and a former subsidiary of Pentair plc (“Pentair”), a global industrial company. Mr. Pettit previously served as the Operations Vice President of Pentair since 2015, and as the Chief Operating Officer for BioScrip, Inc., a provider of infusion and home care management solutions, from 2014-2015. Mr. Pettit holds a B.S. in General Engineering from West Point Military Academy and an MBA from the University of Hawaii.

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

Risk factors related to our business and industry

Demand for the majority of our products is significantly affected by unpredictable power outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for the majority of our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts, public safety power shutoffs, and other power grid reliability issues. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead to reduced consumer awareness of the benefits of standby and portable generator products and can result in reduced sales growth rates and excess inventory. There are smaller, more localized power outages that occur frequently that drive a baseline level of demand for back-up power solutions. The lack of major power outage events and fluctuations to the baseline levels of power outage activity are part of managing our business, and these fluctuations could have an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards could lead to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending could have a material impact on our business. Typically, we do not have contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Also, the availability of renewable energy mandates and investment tax credits and other subsidies can have an impact on the demand for energy storage systems.

Decreases in the availability and quality, or increases in the cost, of raw materials, key components and labor we use could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components, including diesel engines. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, or sufficient labor resources, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in temporary closures or production delays at certain of our suppliers. At this point, the extent to which the coronavirus may impact our results is uncertain.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely upon our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, including increasing the number of energy storage distributors, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers”.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions, noise, labeling, transport, product content, and data privacy, including standards imposed by the EPA, CARB and other regulatory agencies around the world. Also, as we increase our connectivity with our products and customers, we may be required to comply with additional data privacy and cybersecurity regulations. These laws are constantly evolving and many are becoming increasingly stringent. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions and carbon monoxide. Typically, additional costs associated with significant compliance modifications are passed on to the market. While we have been able to meet previous deadlines and requirements, failure to comply with other existing and future regulatory standards could adversely affect our position in the markets we serve.

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

Changes in government policies on foreign trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, starting in 2018 and continuing through 2019, we experienced increased tariffs on many of our products and product components, although these tariffs did not ultimately have a material adverse effect on our results due to the implementation of various mitigation efforts in conjunction with our supply chain and end market partners.

Additionally, the United Kingdom’s exit from EU membership, and discussions regarding its exit from the EU, have caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired, our net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2019, goodwill and other indefinite-lived intangibles totaled $933.6 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements. Refer to the Critical Accounting Policies in Item 7 of this Annual Report on Form 10-K for further information regarding the Company’s process for evaluating its goodwill for impairment.

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

Over the past four years, we have implemented a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. We expect to implement the new ERP system at our other locations in future years. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on the Company’s business and results of operations.

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

Our IT systems, our connected products, and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies or develop new connected products and related software. These attacks pose a risk to the security of our products, systems and networks and those of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through board oversight, controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, surveillance, encryption, and other measures, we remain vulnerable to information security threats

Despite the precautions we take, an intrusion or infection of our systems or connected products could result in the disruption of our business, or a loss of proprietary or confidential information. Similarly, an attack on our IT systems or connected products could result in theft or disclosure of trade secrets or other intellectual property, a breach of confidential customer or employee information, or product failure or misuse. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

Certain current favorable tax attributes may no longer be realized in the future, resulting in less cash on hand available to invest in other business activities.

As of December 31, 2019, we had approximately $225 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $57 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 25.3%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million annually in 2020 and $102 million in 2021, which generates annual cash tax savings of $31 million in 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to the Company’s consolidated financial statements.

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

We currently do not have plans to pay dividends in the foreseeable future on our common stock. We intend to use future earnings for the operation and expansion of our business, as well as for repayment of outstanding debt, acquisitions, and for share repurchases. In addition, the terms of our senior secured credit facilities limit our ability to pay dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.

Risks related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2019 we had total indebtedness of $898.9 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate based on LIBOR or other base rate. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. The Company plans to work with its lenders in the near future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease manufacturing, distribution and office facilities globally totaling over five million square feet. We also have inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Jefferson, WI	Owned	Manufacturing, distribution, R&D	Domestic
Janesville, WI	Leased	Distribution	Domestic
Various WI	Leased	Warehouse	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office	Domestic
Mexico City, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Mexico City, Mexico	Leased	Storage, warehouse	International
San Mateo Cuautepec, Mexico	Leased	Storage, manufacturing	International
Hidalgo, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Milan, Italy	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Ribeirao Preto, Brazil	Leased	Manufacturing, office, warehouse	International
Stoke-on-Trent, United Kingdom	Leased	Sales, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Celle, Germany	Owned	Manufacturing, office, warehouse, R&D	International
Charzyno, Poland	Owned	Manufacturing	International
West Bengal, India	Leased	Manufacturing, warehouse	International

In addition to the countries represented above, the Company has other operations or sales offices in the United Arab Emirates, Singapore, Canada and the Dominican Republic, as well as several other countries throughout Europe.

As of December 31, 2019, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2019, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.”

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2019, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/19 - 10/31/19	-	-	-	$250,000,000
11/01/19 - 11/30/19	1,409	$93.38	-	$250,000,000
12/01/19 - 12/31/19	682	98.11	-	$250,000,000
Total	2,091	$95.54

For equity compensation plan information, refer to Note 17, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Programs,” to the consolidated financial statements.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index for the five-year period ended December 31, 2019. The graph and table assume that $100 was invested on December 31, 2014 in each of our common stock, the S&P 500 Index, the S&P MidCap 400 Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 500 Industrials Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

Generac Holdings Inc.	$100.00	$63.67	$87.13	$105.90	$106.29	$215.12
S&P 500 Index - Total Returns	100.00	101.38	113.51	138.29	132.23	173.86
S&P MidCap 400 Index	100.00	96.29	114.33	130.85	114.50	142.04
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49

Holders

As of February 19, 2020, there were 194 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data for the years ended December 31, 2016 and 2015 is derived from our audited historical consolidated financial statements not included in this annual report.

The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. This information should be read together with “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. In addition, in August 2015, we closed the Country Home Products acquisition, and in March 2016, we acquired a majority ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac).

	Year Ended December 31,
(U.S. Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$2,204,336	$2,023,464	$1,679,373	$1,447,743	$1,317,299
Costs of goods sold	1,406,584	1,298,424	1,094,587	935,322	857,349
Gross profit	797,752	725,040	584,786	512,421	459,950
Operating expenses:
Selling and service	217,683	191,887	174,841	164,860	130,242
Research and development	68,394	50,019	42,869	37,163	32,922
General and administrative	110,868	103,841	87,581	74,693	52,947
Amortization of intangibles (1)	28,644	22,112	28,861	32,953	23,591
Tradename and goodwill impairment (2)	-	-	-	-	40,687
Total operating expenses	425,589	367,859	334,152	309,669	280,389
Income from operations	372,163	357,181	250,634	202,752	179,561
Other (expense) income:
Interest expense	(41,544)	(40,956)	(42,667)	(44,568)	(42,843)
Investment income	2,767	1,893	298	44	123
Loss on extinguishment of debt (3)	(926)	(1,332)	-	(574)	(4,795)
Loss on pension settlement (4)	(10,920)	-	-	-	-
Loss on change in contractual interest rate (5)	-	-	-	(2,957)	(2,381)
Other, net	(1,933)	(5,710)	(4,566)	(1,000)	(6,682)
Total other expense, net	(52,556)	(46,105)	(46,935)	(49,055)	(56,578)
Income before provision for income taxes	319,607	311,076	203,699	153,697	122,983
Provision for income taxes (6)	67,299	69,856	44,142	56,519	45,236
Net income	252,308	241,220	159,557	97,178	77,747
Net income attributable to noncontrolling interests	301	2,963	1,749	24	-
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$157,808	$97,154	$77,747

Net income attributable to common shareholders per common share - diluted:	$4.03	$3.54	$2.53	$1.47	$1.12

Statement of Cash Flows data:
Depreciation	$32,265	$25,296	$23,127	$21,465	$16,742
Amortization of intangible assets	28,644	22,112	28,861	32,953	23,591
Expenditures for property and equipment	(60,802)	(47,601)	(33,261)	(30,467)	(30,651)

Other Financial Data:
Adjusted EBITDA attributable to Generac Holdings Inc. (7)	$449,150	$416,793	$311,225	$272,738	$270,816
Adjusted net income attributable to Generac Holdings Inc. (8)	317,822	292,213	211,869	195,572	198,436

	As of December 31,
(U.S. Dollars in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Current assets	$1,195,829	$1,120,769	$824,557	$687,794	$632,017
Property and equipment, net	316,976	278,929	230,380	212,793	184,213
Goodwill	805,284	764,655	721,523	704,640	669,719
Other intangibles and other assets (9)	347,580	261,961	249,505	260,742	292,686
Total assets	$2,665,669	$2,426,314	$2,025,965	$1,865,969	$1,778,635

Total current liabilities	$497,064	$560,706	$396,423	$347,926	$213,224
Long-term borrowings, less current portion	837,767	876,396	906,548	1,006,758	1,037,132
Other long-term liabilities (9)	236,760	166,947	124,745	80,968	62,408
Redeemable noncontrolling interests	61,227	61,004	43,929	33,138	-
Total stockholders' equity	1,032,851	761,261	554,320	397,179	465,871
Total liabilities and stockholders' equity	$2,665,669	$2,426,314	$2,025,965	$1,865,969	$1,778,635

(1) Our amortization of intangibles expense includes the straight-line amortization of customer lists, patents and technology, certain tradenames and other finite-lived intangible assets.

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

(3) Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary debt prepayments. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(4) Represents pre-tax settlement charges related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s pension plans.

(5) For the year ended December 31, 2016, represents a non-cash loss in the third quarter 2016 relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times effective in the third quarter 2015 and expected to remain above 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(6) On December 22, 2017, the U.S. Government enacted a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the Tax Act, or Tax Reform). As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of the Company’s net deferred tax liabilities. Refer to Note 15, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Tax Act and its impact.

(7) Adjusted EBITDA represents net income before noncontrolling interests, interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. The computation of adjusted EBITDA is based on the definition of EBITDA contained in the Term Loan and ABL Facility (terms defined in Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

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

(9) On January 1, 2019, the Company adopted ASU 2016-02, Leases. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. The adoption of the standard had a material impact on the Company’s consolidated balance sheet primarily related to the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. At December 31, 2019, the Company had $36.0 million in ROU assets included in other assets and $37.0 million in lease liabilities included in other liabilities. Refer to Note 10, “Leases,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s leases.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	2017	2016	2015
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$157,808	$97,154	$77,747
Net income attributable to noncontrolling interests (a)	301	2,963	1,749	24	-
Net income	252,308	241,220	159,557	97,178	77,747
Interest expense	41,544	40,956	42,667	44,568	42,843
Depreciation and amortization	60,767	47,408	51,988	54,418	40,333
Provision for income taxes	67,299	69,856	44,142	56,519	45,236
Non-cash write-down and other adjustments (b)	240	3,532	2,923	357	3,892
Non-cash share-based compensation expense (c)	16,694	14,563	10,205	9,493	8,241
Tradename and goodwill impairment (d)	-	-	-	-	40,687
Loss on extinguishment of debt (e)	926	1,332	-	574	4,795
Loss on pension settlement (f)	10,920	-	-	-	-
Loss on change in contractual interest rate (g)	-	-	-	2,957	2,381
Transaction costs and credit facility fees (h)	2,724	3,883	2,145	2,442	2,249
Business optimization expenses (i)	1,572	952	2,912	7,316	1,947
Other	(879)	850	761	700	465
Adjusted EBITDA	454,115	424,552	317,300	276,522	270,816
Adjusted EBITDA attributable to noncontrolling interests	4,965	7,759	6,075	3,784	-
Adjusted EBITDA attributable to Generac Holdings Inc.	$449,150	$416,793	$311,225	$272,738	$270,816

(a) Includes the noncontrolling interests’ share of expenses related to Pramac purchase accounting, including the step-up in value of inventories and intangible amortization of $4.2 million, $4.6 million, $4.7 million, and $8.0 million for the years ended December 31, 2019, 2018, 2017, and 2016, respectively.

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

●	The purchase accounting adjustments represent non-cash items to reflect fair value at the date of acquisition, and therefore do not reflect our ongoing operations

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

(e) Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayments of Term Loan debt. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(f) Represents pre-tax settlement charges related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s pension plans.

(g) For the year ended December 31, 2016, represents a non-cash loss relating to the continued 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio remaining above 3.0 times based on projections at that time. For the year ended December 31, 2015, represents a non-cash loss relating to a 25 basis point increase in borrowing costs as a result of the credit agreement leverage ratio rising above 3.0 times and expected to remain above 3.0 times based on projections at that time. Following the May 2017 Term Loan amendment, which removed the pricing grid based on leverage ratio achieved, gains or losses on changes in contractual interest rate will no longer be recorded in the statements of comprehensive income. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the gains and losses on changes in the contractual interest rate.

(h) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Term Loan and ABL Facility, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation, and transaction costs relating to the acquisition of businesses.

(i) Represents severance and non-recurring plant consolidation costs. Additionally, the year ended December 31, 2016 primarily represents charges relating to business optimization and restructuring costs to address the significant and extended downturn for capital spending within the oil & gas industry. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	2017	2016	2015
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$157,808	$97,154	$77,747
Net income attributable to noncontrolling interests	301	2,963	1,749	24	-
Net income	252,308	241,220	159,557	97,178	77,747
Provision for income taxes	67,299	69,856	44,142	56,519	45,236
Income before provision for income taxes	319,607	311,076	203,699	153,697	122,983
Amortization of intangible assets	28,644	22,112	28,861	32,953	23,591
Amortization of deferred finance costs and original issue discount	4,712	4,749	3,516	3,940	5,429
Tradename and goodwill impairment	-	-	-	-	40,687
Loss on extinguishment of debt	926	1,332	-	574	4,795
Loss on pension settlement	10,920	-	-	-	-
Loss on change in contractual interest rate	-	-	-	2,957	2,381
Transaction costs and other purchase accounting adjustments (a)	874	2,578	1,706	5,653	2,710
Business optimization expenses	1,572	952	2,912	7,316	1,947
Adjusted net income before provision for income taxes	367,255	342,799	240,694	207,090	204,523
Cash income tax expense (b)	(47,945)	(47,064)	(25,624)	(9,299)	(6,087)
Adjusted net income	319,310	295,735	215,070	197,791	198,436
Adjusted net income attributable to noncontrolling interests	1,488	3,522	3,201	2,219	-
Adjusted net income attributable to Generac Holdings Inc.	$317,822	$292,213	$211,869	$195,572	$198,436

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) For the years ended December 31, 2019, 2018, 2017, and 2016, the amount is based on a cash income tax rate of 15.0%, 15.1%, 12.5% and 5.9%, respectively. Cash income tax expense for 2019, 2018, 2017 and 2016 is based on the projected taxable income and corresponding cash taxes payable for the full year after considering the effects of current and deferred income tax items, and is calculated by applying the derived cash tax rate to the period’s pretax income. For the year ended December 31, 2015, the amount is based on actual cash income taxes paid that year.

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

Overview

We are a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets. Power generation is a key focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment market. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost effective natural gas fueled generators to expand into applications beyond standby power. We have also been focused on “connecting” the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle. Other power products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use. During 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from brief power outages.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation products, energy storage systems, and other power products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.75% of the addressable market of homes in the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to a variety of factors including the impending rollout of next-generation 5G wireless networks enabling new technologies and the growing importance for critical communications and other uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

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

Energy storage and monitoring markets developing quickly.    During 2019, we entered the rapidly developing energy storage and monitoring markets with the acquisitions of Pika Energy and Neurio Technologies. We believe the electric power landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power utility quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to manage, monitor and store this power – potentially developing into a significant market opportunity annually. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets which we believe will position Generac as a key participant going forward. Although very different from the emergency backup power space we serve today, we believe this market will develop similarly as the home standby generator market has over the past two decades. Our efforts to develop a cost-effective global supply chain, omni-channel distribution, targeted consumer-based marketing content, and proprietary in-home sales tools have played a critical role in creating the market for home standby generators, and we intend to leverage our expertise and capabilities in these areas as we work to grow the energy storage and monitoring markets.

California market for backup power increasing.    During 2019, the largest utility in the state of California along with other utilities announced their intention and ultimately executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were pro-active measures to prevent their equipment from potentially causing catastrophic wildfires during the dry and windy season of the year. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, have resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators stand at approximately 1%. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity are some of the highest in the U.S., and the regulatory environment is mandating renewable energy on new construction starting in 2020.

Impact of residential investment cycle.    The market for residential generators and energy storage systems is also affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators and energy storage systems. Trends in the new housing market highlighted by residential housing starts can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather precipitation patterns. Finally, the existence of renewable energy mandates and investment tax credits and other subsidies can also have an impact on the demand for energy storage systems.

Impact of business capital investment and other economic cycles.    The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, office, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 20% to 24% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 26% to 28% in the third quarter and 27% to 29% in the fourth quarter, with different seasonality depending on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. We maintain a flexible production and supply chain infrastructure in order to respond to outage-driven peak demand.

Factors influencing interest expense and cash interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. Interest expense increased slightly during 2019 compared to 2018, primarily due to increased borrowings by our foreign subsidiaries. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.    On December 22, 2017, the U.S. government enacted the Tax Act, which significantly changed how the U.S. taxes corporations. During 2018, the U.S. Treasury Department (Treasury) issued several new regulations and other guidance which we have incorporated into our final tax calculations. At December 31, 2019, we consider the tax expense recorded for the impact of Tax Reform to be complete. It is possible additional regulations or guidance could be issued by Treasury or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly.

As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. This non-cash benefit resulted primarily from the Federal rate reduction from 35% to 21%.

As of December 31, 2019, we had approximately $225 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $57 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 25.3%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million in 2020 and $102 million in 2021, which generates annual cash tax savings of $31 million in 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to our consolidated financial statements.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of product sales to our customers. This includes sales of our power generation equipment, energy storage systems, and other power products to the residential, light commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, remote monitoring, installation and maintenance services. However, these services accounted for less than three percent of our net sales for the year ended December 31, 2019. Refer to Note 2, “Significant Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 5% of our sales, and our top ten customers representing less than 19% of our net sales for the year ended December 31, 2019.

Costs of Goods Sold

The principal elements of costs of goods sold are component parts, raw materials, factory overhead and labor. Component parts and raw materials comprised approximately 75% of costs of goods sold for the year ended December 31, 2019. The principal component parts are engines, alternators, and batteries. We design and manufacture air-cooled engines for certain of our generators up to 22kW, along with certain liquid-cooled, natural gas engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the OEM of those engines. We design and manufacture many of the alternators for our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

The principal raw materials used in the manufacturing process that are sourced are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity prices on our business through a continued focus on global sourcing, product design improvements, manufacturing efficiencies, price increases and select hedging transactions. We are also impacted by foreign currency fluctuations given our global supply chain. There is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

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

Operating Expenses

Our operating expenses consist of costs incurred to support our sales, marketing, distribution, service parts, engineering, information systems, human resources, accounting, finance, risk management, legal and tax functions, among others. These expenses include personnel costs such as salaries, bonuses, employee benefit costs, taxes, and share-based compensation cost, and are classified into three categories: selling and service, research and development, and general and administrative. Additionally, the amortization expense related to our finite-lived intangible assets is included within operating expenses.

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, standard assurance warranty expense and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force responsible for our broad customer base and other personnel involved in the marketing, sales and service of our products. Standard warranty expense, which is recorded at the time of sale, is estimated based on historical trends. Our marketing expenses include direct mail costs, printed material costs, product display costs, market research expenses, trade show expenses, media advertising, promotional expenses and co-op advertising costs. Marketing expenses are generally related to the launch of new product offerings, participation in trade shows and other events, opportunities to create market awareness for our products, and general brand awareness marketing efforts.

Research and development.    Our research and development expenses support numerous projects covering all of our product lines. They also support our connectivity, remote monitoring, and energy monitoring initiatives. We operate engineering facilities with extensive capabilities at many locations globally and employ over 500 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development, and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

General and administrative.    Our general and administrative expenses include personnel costs for general and administrative employees; accounting, legal and professional services fees; information technology costs; insurance; travel and entertainment expense; and other corporate expenses.

Amortization of intangibles.    Our amortization of intangibles expense includes the straight-line amortization of finite-lived tradenames, customer lists, patents and technology, and other intangibles assets.

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, and cash flows related to interest rate swap agreements. Other (expense) income also includes other financial items such as losses on extinguishment of debt, gains (losses) on changes in contractual interest rate, loss on pension settlement, and investment income earned on our cash and cash equivalents.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Net sales	$2,204,336	$2,023,464	$180,872	8.9%
Cost of goods sold	1,406,584	1,298,424	108,160	8.3%
Gross profit	797,752	725,040	72,712	10.0%
Operating expenses:
Selling and service	217,683	191,887	25,796	13.4%
Research and development	68,394	50,019	18,375	36.7%
General and administrative	110,868	103,841	7,027	6.8%
Amortization of intangible assets	28,644	22,112	6,532	29.5%
Total operating expenses	425,589	367,859	57,730	15.7%
Income from operations	372,163	357,181	14,982	4.2%
Total other expense, net	(52,556)	(46,105)	(6,451)	14.0%
Income before provision for income taxes	319,607	311,076	8,531	2.7%
Provision for income taxes	67,299	69,856	(2,557)	-3.7%
Net income	252,308	241,220	11,088	4.6%
Net income attributable to noncontrolling interests	301	2,963	(2,662)	-89.8%
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$13,750	5.8%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales by Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Domestic	$1,742,898	$1,566,520	$176,378	11.3%
International	461,438	456,944	4,494	1.0%
Total net sales	$2,204,336	$2,023,464	$180,872	8.9%

	Adjusted EBITDA by Segment
	Year Ended December 31,
	2019	2018	$ Change	% Change
Domestic	$428,667	$388,495	$40,172	10.3%
International	25,448	36,057	(10,609)	-29.4%
Total Adjusted EBITDA	$454,115	$424,552	$29,563	7.0%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Residential products	$1,143,723	$1,042,739	$100,984	9.7%
Commercial & industrial products	871,595	820,270	51,325	6.3%
Other	189,018	160,455	28,563	17.8%
Total net sales	$2,204,336	$2,023,464	$180,872	8.9%

Net sales.    The increase in Domestic segment sales for the year ended December 31, 2019 was primarily due to strong shipments of home standby generators due to increased trends of power outage activity across the U.S. and Canada, inclusive of public utility power shut-offs in California. In addition, C&I stationary generator shipments were also strong, particularly for natural gas and telecom applications. The Pika and Neurio acquisitions provided a modest contribution of sales in 2019 given their start-up nature. The overall Domestic segment sales growth was partially offset by lower shipments of portable generators and C&I mobile products.

The slight increase in International segment sales for the year ended December 31, 2019 was primarily due to contributions from the Selmec and Captiva acquisitions. International segment sales in 2019 were impacted by the unfavorable results of foreign currency and geopolitical headwinds that caused economic softness in certain key regions of the world in which we operate.

Total contribution from non-annualized recent acquisitions for the year ended December 31, 2019 was $36.1 million.

Gross profit.    Gross profit margin for the year ended December 31, 2019 was 36.2% compared to 35.8% for the year ended December 31, 2018. The increase reflected a favorable sales mix towards higher margin home standby generators and price increases implemented since the prior period. These items were partially offset by the impact of recent acquisitions and the realization of higher input costs, including regulatory tariffs, logistics costs, and labor rates.

Operating expenses.    The increase in operating expenses was primarily driven by incremental variable operating expense on the strong sales growth, recurring operating expenses from recent acquisitions, an increase in employee headcount related to strategic initiatives, higher marketing and promotional spend, and higher intangible amortization expenses.

Other expense. The increase in other expense, net was primarily due to a $10.9 million pre-tax settlement charge related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019, partially off-set by more favorable foreign currency adjustments compared to the prior year.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2019 and 2018 were 21.1% and 22.5%, respectively. The decrease in the effective tax rate is primarily due to a reduction in the U.S. state income tax expense and lower foreign earnings, which are subject to higher jurisdictional tax rates.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2019 were 24.6% of net sales as compared to 24.8% of net sales for the year ended December 31, 2018. Adjusted EBITDA margin in the current year benefited from favorable sales mix, pricing initiatives, and fixed operating cost leverage on the higher sales volumes. These favorable impacts were more than offset by higher input costs, including regulatory tariffs, increased employee headcount, higher marketing and promotional spend, and recurring operating expenses from recent acquisitions.

Adjusted EBITDA margins for the International segment, before deducting for non-controlling interests, for the year ended December 31, 2019 were 5.5% of net sales as compared to 7.9% of net sales for the year ended December 31, 2018. The decrease in Adjusted EBITDA margin as compared to the prior year was primarily due to unfavorable sales mix, higher input costs, and incremental operating expense investments.

Adjusted net income.    Adjusted Net Income of $317.8 million for the year ended December 31, 2019 increased 8.8% from $292.2 million for the year ended December 31, 2018, due to the factors outlined above.

In the fourth quarter of 2019, management determined that the Latin American export operations of the legacy Generac business should have been included in the International reportable segment beginning in 2018. Previously, this was reported in the Domestic segment, in amounts that were not material. Refer to Note 7, “Segment Reporting,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding this correction.

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Net sales	$2,023,464	$1,679,373	$344,091	20.5%
Cost of goods sold	1,298,424	1,094,587	203,837	18.6%
Gross profit	725,040	584,786	140,254	24.0%
Operating expenses:
Selling and service	191,887	174,841	17,046	9.7%
Research and development	50,019	42,869	7,150	16.7%
General and administrative	103,841	87,581	16,260	18.6%
Amortization of intangible assets	22,112	28,861	(6,749)	-23.4%
Total operating expenses	367,859	334,152	33,707	10.1%
Income from operations	357,181	250,634	106,547	42.5%
Total other expense, net	(46,105)	(46,935)	830	-1.8%
Income before provision for income taxes	311,076	203,699	107,377	52.7%
Provision for income taxes	69,856	44,142	25,714	58.3%
Net income	241,220	159,557	81,663	51.2%
Net income attributable to noncontrolling interests	2,963	1,749	1,214	N/A
Net income attributable to Generac Holdings Inc.	$238,257	$157,808	$80,449	51.0%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales by Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Domestic	$1,566,520	$1,271,678	$294,842	23.2%
International	456,944	407,695	49,249	12.1%
Total net sales	$2,023,464	$1,679,373	$344,091	20.5%

	Adjusted EBITDA by Segment
	Year Ended December 31,
	2018	2017	$ Change	% Change
Domestic	$388,495	$282,450	$106,045	37.5%
International	36,057	34,850	1,207	3.5%
Total Adjusted EBITDA	$424,552	$317,300	$107,252	33.8%

The following table sets forth our product class information for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2017	$ Change	% Change
Residential products	$1,042,739	$870,491	$172,248	19.8%
Commercial & industrial products	820,270	684,352	135,918	19.9%
Other	160,455	124,530	35,925	28.8%
Total net sales	$2,023,464	$1,679,373	$344,091	20.5%

Net sales. The increase in Domestic sales for the year ended December 31, 2018 was primarily due to strong broad-based growth in shipments of home standby generators, portable generators, outdoor power equipment and service parts. Shipments of residential products were particularly strong with demand climbing from the elevated outage environment which continued to drive awareness around the home standby category and the need for homeowners to have back-up power. Sales of our C&I mobile and stationary products were also strong during the year with rental, telecom, and healthcare market verticals experiencing growth.

The increase in International sales for the year ended December 31, 2018 was primarily due to the $30.7 million contribution from the Selmec acquisition, and broad-based core growth from the Pramac, Ottomotores and Motortech businesses as we continue to drive market penetration across the globe.

Gross profit. Gross profit margin for the year ended December 31, 2018 was 35.8% compared to 34.8% for the year ended December 31, 2017. The increase reflected a favorable mix of home standby generators, improved leverage of fixed manufacturing costs on the increase in sales, favorable pricing environment, and focused initiatives to improve margins. These items were partially offset by general inflationary pressures from higher commodities, currencies, wages and logistics costs.

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

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2018 and 2017 were 22.5% and 21.3%, respectively. The reduction of the U.S. federal statutory tax rate from 35% to 21% as a result of the Tax Act was more than offset by the 2017 one-time, non-cash $28.4 million benefit from revaluing our net deferred tax liabilities in accordance with the Tax Act.

Net income attributable to Generac Holdings Inc.    The increase in net income attributable to Generac Holdings Inc. was primarily due to the factors outlined above, partially offset by an increase in net income attributable to noncontrolling interests.

Adjusted EBITDA. Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2018 were 24.8% of net sales as compared to 22.2% of net sales for the year ended December 31, 2017. Adjusted EBITDA margin in 2018 benefitted from improved operating leverage, favorable sales mix from higher shipments of home standby generators, a favorable pricing environment, lower promotional costs, and focused margin improvement initiatives. These benefits were partially offset by an increase in employee costs and general inflationary pressures.

Adjusted EBITDA margins for the International segment, before deducting for non-controlling interests, for the year ended December 31, 2018 were 7.9% of net sales as compared to 8.5% of net sales for the year ended December 31, 2017. The slight decrease in EBITDA margin is due to an unfavorable sales mix as 2017 included higher shipments of portable generators following large-scale outages from Hurricane Maria. This unfavorable sales mix was partially offset by increased leverage of fixed operating costs in 2018.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan currently matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of December 31, 2019, our secured leverage ratio was 1.50 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility, which matures on June 12, 2023. As of December 31, 2019, there were $31.0 million of borrowings outstanding and $268.6 million of availability under the ABL Facility, net of outstanding letters of credit. We were in compliance with all covenants of the ABL Facility as of December 31, 2019.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which we may repurchase an additional $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the year ended December 31, 2019, no repurchases were made. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

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

Cash Flow

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2018	$ Change	% Change
Net cash provided by operating activities	$308,887	$247,227	$61,660	24.9%
Net cash used in investing activities	(170,078)	(108,894)	(61,184)	56.2%
Net cash used in financing activities	(41,918)	(52,034)	10,116	-19.4%

The increase in net cash provided by operating activities was primarily driven by the monetization of previous working capital investments and an increase in operating earnings compared to prior year.

Net cash used in investing activities for the year ended December 31, 2019 primarily represented cash payments of $112.0 million related to the acquisition of businesses and $60.8 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2018 primarily consisted of cash payments of $65.4 million related to the acquisition of businesses and $47.6 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2019 primarily consisted of $112.6 million of debt repayments ($53.1 million of long-term borrowings and $59.5 million of short-term borrowings), $6.4 million of taxes paid related to equity awards, and $5.5 million of contingent consideration for acquired businesses. These payments were partially offset by $75.0 million cash proceeds from borrowings ($73.3 million for short-term borrowings and $1.7 million for long-term borrowings) and $9.4 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2018 primarily consisted of $129.7 million of debt repayments ($101.8 million of long-term borrowings and $27.9 million of short-term borrowings), $25.7 million for the repurchase of our common stock, and $5.7 million of taxes paid related to equity awards. These payments were partially offset by $105.4 million of cash proceeds from borrowings ($54.0 million for short-term borrowings and $51.4 million for long-term borrowings) and $5.6 million of proceeds from the exercise of stock options.

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

Net cash used in investing activities for the year ended December 31, 2018 primarily represented cash payments of $65.4 million related to the acquisition of businesses and $47.6 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of cash payments for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2018 primarily consisted of $129.7 million of debt repayments ($101.8 million of long-term borrowings and $27.9 million of short-term borrowings), $25.7 million for the repurchase of our common stock, and $5.7 million of taxes paid related to equity awards. These payments were partially offset by $105.4 million of cash proceeds from borrowings ($54.0 million for short-term borrowings and $51.4 million for long-term borrowings) and $5.6 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of $232.4 million of debt repayments ($117.5 million of long-term borrowings and $114.9 million of short-term borrowings), $30.0 million for the repurchase of our common stock, $5.9 million of taxes paid related to equity awards and $3.9 million of payments for debt issuance costs. These payments were partially offset by $105.1 million cash proceeds from borrowings ($102.0 million for short-term borrowings and $3.1 million for long-term borrowings) and $7.0 million of proceeds from the exercise of stock options.

Senior Secured Credit Facilities

Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 and the “Liquidity and Financial Position” section included in Item 7 of this Annual Report on Form 10-K for information on the senior secured credit facilities.

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

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2019, using the interest rates in effect as of that date:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including current portion (1)	$832,236	$553	$1,683	$-	$830,000
Finance lease obligations, including current portion	25,962	1,830	3,479	2,174	18,479
Interest on long-term debt and finance lease obligations	218,085	30,479	60,539	60,336	66,731
Operating leases (2)	50,542	9,511	14,302	10,755	15,974
Total contractual cash obligations	$1,126,825	$42,373	$80,003	$73,265	$931,184

(1) The Term Loan matures on December 13, 2026. The ABL Facility provides for a $300.0 million senior secured ABL revolving credit facility, which matures on June 12, 2023. There was no outstanding balance on the ABL Facility classified as long-term as of December 31, 2019.

(2) Includes future cash disbursements for three leases entered into in December 2019 for which there is not a corresponding right of use asset or lease liability recorded in the Consolidated Balance Sheets for the year ended December 31, 2019, due to the leases having a commencement date in 2020. Total payments to be made over the lease term for these three leases total $5.8 million.

In 2019, the Company terminated its domestic Pension Plan. In connection with the termination, all obligations were settled in the fourth quarter of 2019 through the purchase of annuities and lump sum distributions.

Capital Expenditures

Our operations require capital expenditures for technology, research & development, tooling, equipment, capacity expansion, IT systems & infrastructure and upgrades. Capital expenditures were $60.8 million, $47.6 million and $33.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were funded through cash from operations.

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

Total inventory financed under this arrangement accounted for approximately 11% and 10% of net sales for the years ended December 31, 2019 and 2018, respectively. The amount financed by dealers which remained outstanding was $49.6 million and $47.2 million as of December 31, 2019 and 2018, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Refer to Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets. The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2019, 2018 and 2017, and found no impairment.

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

In our October 31, 2019 impairment test calculation, the Latin America reporting unit had an estimated fair value that exceeded its carrying value by approximately 10%. The carrying value of the Latin America goodwill was $48.1 million. Key financial assumptions utilized to determine the fair value of the reporting unit includes revenue growth levels that reflect recovering end markets, an expanding customer and project pipeline, increased sales of service parts and service contracts, improving profit margins, a 3% terminal growth rate and an 11.1% discount rate. The reporting unit’s fair value would approximate its carrying value with a 100 basis point increase in the discount rate or a 100 basis point reduction in the sales continuous annual growth rate and terminal growth rate. As of the October 31, 2019 impairment test date, there was no other reporting unit with a carrying value that was at risk of exceeding its fair value.

As noted above, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator;
●	successful efforts by our competitors to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	unexpected or unplanned changes in the use of assets or entity structure; and
●	business divestitures.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, profit margins, and forecasted cash flows based on the discount rate and terminal growth rate. Refer to Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

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

Refer to Note 15, “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s income taxes.

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

Foreign Currency

We are exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar, as well as operating businesses in foreign countries. Periodically, we utilize foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. Realized gains and losses on transactions denominated in foreign currency are recorded as a component of cost of goods sold in the statements of comprehensive income.

The following is a summary of the forty-three foreign currency contracts outstanding as of December 31, 2019 (notional amount in thousands):

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Date
GBP	11/11/19 - 12/16/19	11/11/19 - 12/16/19	$ 5,110	1/15/20 - 4/30/20
USD	10/24/19 - 12/16/19	10/24/19 - 12/16/19	$ 6,300	1/15/20 - 2/19/20
AUD	11/25/19 - 12/16/19	11/25/19 - 12/16/19	$ 4,800	1/29/20 - 2/19/20

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2019, we had no commodity forward contracts outstanding.

Interest Rates

As of December 31, 2019, all of the outstanding debt under our Term Loan and ABL Facility was subject to floating interest rate risk. As of December 31, 2019, we had the following interest rate swap contracts outstanding (notional amount in thousands of US dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date
Interest Rate	June 19, 2017	July 1, 2019	125,000	1.9053%	July 1, 2020
Interest Rate	June 19, 2017	July 1, 2020	125,000	2.1263%	July 1, 2021
Interest Rate	June 19, 2017	July 1, 2021	125,000	2.2733%	July 1, 2022
Interest Rate	June 19, 2017	July 1, 2022	125,000	2.3673%	May 31, 2023
Interest Rate	June 30, 2017	July 1, 2019	125,000	1.9750%	July 1, 2020
Interest Rate	June 30, 2017	July 1, 2020	125,000	2.2062%	July 1, 2021
Interest Rate	June 30, 2017	July 1, 2021	125,000	2.3717%	July 1, 2022
Interest Rate	June 30, 2017	July 1, 2022	125,000	2.5000%	May 31, 2023
Interest Rate	August 9, 2017	July 1, 2019	125,000	1.8598%	July 1, 2020
Interest Rate	August 9, 2017	July 1, 2020	125,000	2.0740%	July 1, 2021
Interest Rate	August 9, 2017	July 1, 2021	125,000	2.2367%	July 1, 2022
Interest Rate	August 9, 2017	July 1, 2022	125,000	2.2948%	May 31, 2023
Interest Rate	August 30, 2017	July 1, 2019	125,000	1.7553%	July 1, 2020
Interest Rate	August 30, 2017	July 1, 2020	125,000	1.9737%	July 1, 2021
Interest Rate	August 30, 2017	July 1, 2021	125,000	2.1508%	July 1, 2022
Interest Rate	August 30, 2017	July 1, 2022	125,000	2.2998%	May 31, 2023

In conjunction with the December amendment to our term loan, we also amended the interest swaps to remove the LIBOR floor, which resulted in minor reductions to our future dated swap rates. At December 31, 2019, the fair value of these interest rate swaps was a liability of $10.6 million. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan and ABL Facility that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $4.0 million (or, without the swaps in place, $9.0 million) in 2019.

For additional information on the Company’s foreign currency and commodity forward contracts and interest rate swaps, including amounts charged to the statement of comprehensive income during 2019, 2018, and 2017, refer to Note 5, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, WI

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of  comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 10 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions – Neurio and Pika – Intangible Assets — Refer to Note 3 to the consolidated financial statements.

Critical Audit Matter Description

As discussed in Note 3 to the consolidated financial statements, on March 12, 2019, the Company acquired Neurio for a purchase price of $59.1 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated based on the estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58.8 million of intangible assets, including $17.9 million of goodwill as of the acquisition date.

On April 26, 2019, the Company acquired Pika for a purchase price of $49.1 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated based on the estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58.2 million of intangible assets, including $19.9 million of goodwill as of the acquisition date.

For both acquisitions, acquired intangible assets, excluding goodwill, were valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporated various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on a discount rate and terminal growth rate.

The principle consideration for our determination that the purchase accounting for these acquisitions is a critical audit matter is that there is a high degree of auditor effort, judgment and subjectivity involved in designing and performing procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projected revenue growth rates, earnings margins and forecasted cash flows based on the discount rate and terminal growth rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected revenue growth rates, earnings margins, and forecasted cash flows and the selection of the discount rate and terminal growth rate for the intangible assets included the following, among others:

●

We tested the effectiveness of controls over management’s process to estimate the fair value of the intangible assets, including those over projected revenue growth rates, earnings margins and forecasted cash flows based on the discount rate and terminal growth rate.

●	We assessed the reasonableness of management’s future cash flow projections and terminal growth rate by comparing the projections to historical results and relevant industry data.

●

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate selected, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

●	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit, including impairment analyses and tax projections.

Goodwill – Refer to Note 9 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. This requires management to make significant estimates and assumptions including estimates of future growth rates and inflation rates and discount rates based on the estimated weighted average cost of capital for the business. Changes in the assumptions could have a significant impact on the fair value, which could result in an impairment charge. The Company performed their annual impairment assessment of its reporting units as of October 31, 2019.  In the October 31, 2019 impairment test calculation, the Latin America reporting unit had an estimated fair value that exceeded its carrying value by approximately 10%. Because the estimated fair value exceeded the carrying value, no impairment was recorded.  The carrying value of the Company’s Latin America reporting unit goodwill was approximately $48.1 million. Key financial assumptions utilized to determine the fair value of the reporting unit include revenue growth levels that reflect recovering end markets, an expanding customer and project pipeline, increased sales of service parts and service contracts, improving profit margins, a 3% terminal growth rate and an 11.1% discount rate.

The principle consideration for our determination that the evaluation of goodwill is a critical audit matter is that there is a high degree of auditor effort, judgment and subjectivity involved in designing and performing procedures to evaluate the reasonableness of management’s key financial assumptions utilized to determine the fair value of the Latin America reporting unit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth rates, improving profit margins, the terminal growth rate and the selection of the discount rate for the Latin America reporting unit included the following, among others:

●

Evaluated the design and effectiveness of the controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s forecast and the selection of the discount rate.

●	Obtained the Company’s discounted cash flow model and evaluated the valuation analysis for mathematical accuracy.
●	Utilized fair value specialists to evaluate whether the valuation techniques applied by management were appropriate.
●	Assessed management’s historical ability to accurately forecast the Company’s results of operations.
●	Assessed management’s intent and/or ability to take specific actions included in the discounted cash flow model.
●

Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to the Board of Directors, and (3) forecasted information included in industry reports.

●	Independently calculated a discount rate and compared it to the rate utilized by the Company.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 25, 2020

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Neurio Technology Inc. (Neurio), which was acquired in March 2019, and Pika Energy, Inc (Pika), which was acquired in April 2019, and whose financial statements constitute 5.0% and 2.8% of net and total assets, respectively, 0.4% of net sales, and (2.2)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Neurio and Pika.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 25, 2020

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$322,883	$224,482
Accounts receivable, less allowance for doubtful accounts of $6,968 and $4,873 at December 31, 2019 and 2018, respectively	319,538	326,133
Inventories	522,024	544,750
Prepaid expenses and other assets	31,384	25,404
Total current assets	1,195,829	1,120,769

Property and equipment, net	316,976	278,929

Customer lists, net	55,552	61,194
Patents and technology, net	85,546	29,970
Other intangible assets, net	8,259	3,043
Tradenames, net	148,377	152,283
Goodwill	805,284	764,655
Deferred income taxes	2,933	163
Operating lease and other assets	46,913	15,308
Total assets	$2,665,669	$2,426,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$58,714	$45,583
Accounts payable	261,977	328,091
Accrued wages and employee benefits	41,361	40,819
Other accrued liabilities	132,629	144,236
Current portion of long-term borrowings and finance lease obligations	2,383	1,977
Total current liabilities	497,064	560,706

Long-term borrowings and finance lease obligations	837,767	876,396
Deferred income taxes	96,328	71,300
Operating lease and other long-term liabilities	140,432	95,647
Total liabilities	1,571,591	1,604,049

Redeemable noncontrolling interest	61,227	61,004

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,667,726 and 71,186,418 shares issued at December 31, 2019 and 2018, respectively	717	712
Additional paid-in capital	498,866	476,116
Treasury stock, at cost, 9,103,013 and 9,047,060 shares at December 31, 2019 and 2018, respectively	(324,551)	(321,473)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,084,383	831,123
Accumulated other comprehensive loss	(24,917)	(23,813)
Stockholders’ equity attributable to Generac Holdings Inc.	1,032,382	760,549
Noncontrolling interests	469	712
Total stockholders’ equity	1,032,851	761,261
Total liabilities and stockholders’ equity	$2,665,669	$2,426,314

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017

Net sales	$2,204,336	$2,023,464	$1,679,373
Costs of goods sold	1,406,584	1,298,424	1,094,587
Gross profit	797,752	725,040	584,786

Operating expenses:
Selling and service	217,683	191,887	174,841
Research and development	68,394	50,019	42,869
General and administrative	110,868	103,841	87,581
Amortization of intangibles	28,644	22,112	28,861
Total operating expenses	425,589	367,859	334,152
Income from operations	372,163	357,181	250,634

Other (expense) income:
Interest expense	(41,544)	(40,956)	(42,667)
Investment income	2,767	1,893	298
Loss on extinguishment of debt	(926)	(1,332)	–
Loss on pension settlement	(10,920)	–	–
Other, net	(1,933)	(5,710)	(4,566)
Total other expense, net	(52,556)	(46,105)	(46,935)

Income before provision for income taxes	319,607	311,076	203,699
Provision for income taxes	67,299	69,856	44,142
Net income	252,308	241,220	159,557
Net income attributable to noncontrolling interests	301	2,963	1,749
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$157,808

Other comprehensive income (loss):
Foreign currency translation adjustment	$2,210	$(5,976)	$15,191
Net unrealized gain (loss) on derivatives	(13,855)	2,924	3,712
Pension liability adjustment	10,541	437	62
Other comprehensive income (loss)	(1,104)	(2,615)	18,965
Total comprehensive income	251,204	238,605	178,522
Comprehensive income (loss) attributable to noncontrolling interests	(635)	1,647	5,549
Comprehensive income attributable to Generac Holdings Inc.	$251,839	$236,958	$172,973

Net income attributable to common shareholders per common share - basic:	$4.09	$3.57	$2.56
Weighted average common shares outstanding - basic:	61,926,986	61,662,031	62,040,704

Net income attributable to common shareholders per common share - diluted:	$4.03	$3.54	$2.53
Weighted average common shares outstanding - diluted:	62,865,446	62,233,225	62,642,872

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
	Common Stock		Additional Paid-In	Treasury Stock		Excess Purchase Price Over Predecessor	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2016	70,261,481	$702	$449,049	(7,564,874)	$(262,402)	$(202,116)	$452,119	$(40,163)	$397,189	$(10)	$397,179
Change in noncontrolling interest share	–	–	(2,124)	–	–	–	–	–	(2,124)	184	(1,940)
Unrealized gain on interest rate swaps, net of tax of $2,384	–	–	–	–	–	–	–	3,712	3,712	–	3,712
Foreign currency translation adjustment	–	–	–	–	–	–	–	15,191	15,191	(14)	15,177
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	558,692	6	2,686	–	–	–	–	–	2,692	–	2,692
Net share settlement of restricted stock awards	–	–	–	(39,500)	(1,591)	–	–	–	(1,591)	–	(1,591)
Stock repurchases	–	–	–	(844,500)	(30,012)	–	–	–	(30,012)	–	(30,012)
Share-based compensation	–	–	10,205	–	–	–	–	–	10,205	–	10,205
Pension liability adjustment, net of tax of $21	–	–	–	–	–	–	–	62	62	–	62
Redemption value adjustment	–	–	–	–	–	–	909	–	909	–	909
Net income	–	–	–	–	–	–	157,808	–	157,808	119	157,927

Balance at December 31, 2017	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Unrealized gain on interest rate swaps, net of tax of $1,027	–	–	–	–	–	–	–	2,924	2,924	–	2,924
Foreign currency translation adjustment	–	–	–	–	–	–	–	(5,976)	(5,976)	(2)	(5,978)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	366,245	4	1,737	–	–	–	–	–	1,741	–	1,741
Net share settlement of restricted stock awards	–	–	–	(38,186)	(1,812)	–	–	–	(1,812)	–	(1,812)
Stock repurchases	–	–	–	(560,000)	(25,656)	–	–	–	(25,656)	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	14,563	–	–	–	–	–	14,563	–	14,563
Pension liability adjustment, net of tax of $154	–	–	–	–	–	–	–	437	437	–	437
Redemption value adjustment	–	–	–	–	–	–	(17,970)	–	(17,970)	–	(17,970)
Net income	–	–	–	–	–	–	238,257	–	238,257	749	239,006

Balance at December 31, 2018	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Change in noncontrolling interest share	–	–	–	–	–	–	–	–	–	(154)	(154)
Unrealized loss on interest rate swaps, net of tax of ($4,877)	–	–	–	–	–	–	–	(13,855)	(13,855)	–	(13,855)
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,210	2,210	(30)	2,180
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	481,308	5	6,056	–	–	–	–	–	6,061	–	6,061
Net share settlement of restricted stock awards	–	–	–	(55,953)	(3,078)	–	–	–	(3,078)	–	(3,078)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	16,694	–	–	–	–	–	16,694	–	16,694
Pension liability adjustment and settlement, net of tax	–	–	–	–	–	–	–	10,541	10,541	–	10,541
Redemption value adjustment	–	–	–	–	–	–	1,253	–	1,253	–	1,253
Net income	–	–	–	–	–	–	252,007	–	252,007	226	252,233

Balance at December 31, 2019	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017

Operating activities
Net income	$252,308	$241,220	$159,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,265	25,296	23,127
Amortization of intangible assets	28,644	22,112	28,861
Amortization of original issue discount and deferred financing costs	4,712	4,749	3,516
Loss on extinguishment of debt	926	1,332	–
Loss on pension settlement	10,920	–	–
Deferred income taxes	18,733	23,600	19,502
Share-based compensation expense	16,694	14,563	10,205
Other	1,086	2,474	410
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,231	(43,243)	(32,857)
Inventories	26,369	(152,594)	(22,986)
Other assets	(358)	(6,362)	(14,783)
Accounts payable	(69,404)	86,359	42,788
Accrued wages and employee benefits	(3,724)	12,626	6,105
Other accrued liabilities	(16,252)	16,972	37,029
Excess tax benefits from equity awards	(2,263)	(1,877)	(3,152)
Net cash provided by operating activities	308,887	247,227	257,322

Investing activities
Proceeds from sale of property and equipment	95	214	82
Proceeds from beneficial interest in securitization transactions	2,630	3,933	3,794
Expenditures for property and equipment	(60,802)	(47,601)	(33,261)
Acquisition of business, net of cash acquired	(112,001)	(65,440)	1,257
Net cash used in investing activities	(170,078)	(108,894)	(28,128)

Financing activities
Proceeds from short-term borrowings	73,340	53,965	101,991
Proceeds from long-term borrowings	1,660	51,425	3,069
Repayments of short-term borrowings	(59,518)	(27,880)	(114,874)
Repayments of long-term borrowings and finance lease obligations	(53,049)	(101,827)	(117,475)
Stock repurchases	–	(25,656)	(30,012)
Payment of contingent acquisition consideration	(5,550)	–	–
Payment of debt issuance costs	(1,473)	(1,702)	(3,901)
Cash dividends paid to noncontrolling interest of subsidiary	(285)	(314)	–
Taxes paid related to equity awards	(6,438)	(5,659)	(5,892)
Proceeds from the exercise of stock options	9,395	5,614	6,951
Net cash used in financing activities	(41,918)	(52,034)	(160,143)

Effect of exchange rate changes on cash and cash equivalents	1,510	(289)	2,149

Net increase in cash and cash equivalents	98,401	86,010	71,200
Cash and cash equivalents at beginning of period	224,482	138,472	67,272
Cash and cash equivalents at end of period	$322,883	$224,482	$138,472

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$35,465	$41,007	$41,105
Income taxes	61,767	41,044	23,836

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2019, 2018, and 2017

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our "Powering Our Future" strategic plan). A summary of acquisitions affecting the reporting periods presented include:

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

●

In February 2019, the Company acquired a majority share of Captiva Energy Solutions Private Limited (Captiva). Captiva, founded in 2010 and headquartered in Kolkata, India, specializes in customized industrial generators for the India market.

●

In March 2019, the Company acquired Neurio Technology Inc. (Neurio), founded in 2005 and headquartered in Vancouver, British Columbia. Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business.

●

In April 2019, the Company acquired Pika Energy, Inc. (Pika), founded in 2010 and located in Westbrook, Maine. Pika is a designer and manufacturer of battery storage technologies that capture and store solar or grid power for homeowners and businesses, and is also a manufacturer of advanced power electronics, software and controls for smart energy storage and management.

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

One customer accounted for approximately 9% and 11% of accounts receivable at December 31, 2019 and 2018, respectively. No one customer accounted for greater than 5%, 6%, and 6%, of net sales during the years ended December 31, 2019, 2018, or 2017, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements. Finance lease right of use assets are included in property and equipment. Refer to Note 10, "Leases," to the consolidated financial statements for the Company's lease disclosure.

Land improvements	8	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	15
Dies and tools	3	–	10
Vehicles	3	–	6
Office equipment and systems	3	–	15
Leasehold improvements	2	–	20

Total depreciation expense was $32,265, $25,296, and $23,127 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Other indefinite-lived intangible assets consist of certain tradenames. The Company tests the carrying value of these tradenames annually as of October 31, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable, by comparing the assets’ fair value to its carrying value. Fair value is measured using a relief-from-royalty approach, which assumes the fair value of the tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company.

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2019, 2018 and 2017, and found no impairment.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $4,712, $4,749, and $3,516 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2019, 2018 and 2017, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2020 - $2,598; 2021 - $2,640; 2022 - $2,689; 2023 - $2,579; 2024 - $2,508.

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

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $9,952 and $14,174 at December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company recognized revenue of $9,589 related to amounts included in the December 31, 2018 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

The Company offers standard warranty coverage on substantially all products that it sells and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements for further information regarding the Company’s standard warranties.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation, and the extended warranty transaction is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue in the consolidated balance sheets and amortized on a straight-line basis to net sales in the consolidated statements of comprehensive income over the life of the contracts following the standard warranty period. For extended warranty contracts that the Company sells under a third-party marketing agreement, it is required to pay fees to the third-party service provider and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized to net sales in the consolidated statements of comprehensive income consistent with how the related deferred revenue is recognized. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements for further information regarding the Company’s extended warranties.

In addition to extended warranties, the Company offers other services, including remote monitoring, installation and maintenance services in limited circumstances. Total service revenues account for less than three percent of revenue during the year ended December 31, 2019.

Refer to Note 7, “Segment Reporting,” to the consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Expenditures for advertising production costs are expensed when the related advertisement is first run. Total expenditures for advertising were $44,153, $34,792, and $45,926 for the years ended December 31, 2019, 2018, and 2017, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $68,394, $50,019, and $42,869 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $812,953, was approximately $833,092 (Level 2) at December 31, 2019, as calculated based on independent valuations whose inputs and significant value drivers are observable.

For the fair value of the assets and liabilities measured on a recurring basis, refer to the fair value table in Note 5, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts considers the Company’s credit risk in accordance with ASC 820-10.

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

Share-Based Compensation

Share-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant. Refer to Note 17, “Share Plans,” to the consolidated financial statements for further information on the Company’s share-based compensation plans and accounting.

New Accounting Pronouncements

New Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company has established a project plan and an implementation team to adopt and apply the new standard. The Company is in the process of implementing necessary changes to accounting policies, processes, and controls to enable compliance with this new standard. The Company continues to evaluate the impact the adoption of this standard will have on its consolidated financial statements, and does not believe this new standard will have a material impact.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This guidance was issued to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and by disclosing key information about leasing arrangements. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. Additionally, the Company elected to adopt the standard using the package of practical expedients permitted under the standard’s transition guidance, which allowed the Company to carry forward its historical lease classifications, and embedded lease and initial direct cost assessments. The adoption of the standard had a material impact on the Company’s consolidated balance sheet primarily related to the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. However, the adoption did not have a material impact on the consolidated statement of comprehensive income and statement of cash flows. Refer to Note 10, “Leases,” for further information regarding the Company’s leases.

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

On January 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This guidance was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The adoption of this standard did not have an impact on the Company’s hedging strategies, and did not have a material impact on the Company’s results of operations and financial position.

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

3.	Acquisitions

Acquisition of Pika

On April 26, 2019, the Company acquired Pika for a purchase price, net of cash acquired, of $49,068. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the second quarter of 2019, which was trued-up in the fourth quarter of 2019, based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58,196 of intangible assets, including $19,896 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Pika from the date of acquisition through December 31, 2019. The preliminary allocation of the purchase price is based on a preliminary valuation performed to determine the fair value of the net assets as of the acquisition date. The purchase price allocation is subject to further analysis and review, primarily around the review and final valuation of acquired intangible assets.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of a deferred payment of $7,922 which was made during the third quarter of 2019. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation in the second quarter of 2019, which was trued-up in the fourth quarter of 2019, based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded approximately $58,762 of intangible assets, including $17,862 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill and other intangible assets ascribed to this acquisition are deductible for tax purposes. The accompanying consolidated financial statements include the results of Neurio from the date of acquisition through December 31, 2019. The preliminary allocation of the purchase price is based on a preliminary valuation performed to determine the fair value of the net assets as of the acquisition date. The purchase price allocation is subject to further analysis and review, primarily around the review and final valuation of acquired intangible assets.

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of earnout payments of $14,902. Changes in the fair value of the earnout liability during 2019 of $(977), which included interest accretion of $2,740 and other fair value remeasurement adjustments of $(3,717), were recognized as a component of operating income in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2019. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Selmec purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. The final purchase price allocation as of the June 1, 2018 opening balance sheet date was as follows:

June 1, 2018
Accounts receivable	$14,302
Inventories	8,000
Prepaid expense and other assets	4,323
Property and equipment	5,572
Intangible assets	33,631
Goodwill	46,196
Deferred income taxes	3,252
Other assets	597
Total assets acquired	115,873

Accounts payable	7,216
Accrued wages and employee benefits	397
Other accrued liabilities	13,671
Deferred income taxes	10,974
Other long-term liabilities	3,643
Net assets acquired	$79,972

The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Selmec from the date of acquisition through December 31, 2019.

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to all acquisitions as though the transactions had occurred on January 1, 2017. Refer to Note 1, “Description of Business,” for further information on the acquisitions included in the table.

	Year Ended December 31,
	2019	2018	2017
Net Sales:
As reported	$2,204,336	$2,023,464	$1,679,373
Pro forma	2,206,952	2,067,737	1,755,358

Net income attributable to Generac Holdings Inc.:
As reported	$252,007	$238,257	$157,808
Pro forma	248,335	230,379	151,764

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$4.03	$3.54	$2.53
Pro forma	3.97	3.41	2.44

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2017.

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

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions, Ltd (Captiva). The 49% noncontrolling interest in Captiva has an acquisition date fair value of $3,165, and was recorded as a redeemable noncontrolling interest in the consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put option price is based on a multiple of earnings, subject to the terms of the acquisition. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings, subject to the terms of the acquisition.

For both transactions, the redeemable noncontrolling interest is recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 14, “Earnings Per Share,” to the consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest:

	Year Ended December 31,
	2019		2018	2017
Balance at beginning of period	$61,004		$43,929	$33,138
Noncontrolling interest	3,165	(1)	-	1,540	(2)
Net income	75		2,214	1,631
Foreign currency translation	(1,764)		(3,109)	8,529
Redemption value adjustment	(1,253)		17,970	(909)
Balance at end of period	$61,227		$61,004	$43,929

(1) Represents the noncontrolling interest of Captiva Energy calculated at the date of acquisition, February 1, 2019.
(2) Represents the additional noncontrolling interest of Pramac resulting from a common control transaction between Generac Mobile Products S.r.l. and Pramac UK Limited legal entities.

5.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to price fluctuations in commodities including steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months. At December 31, 2019 and 2018, the Company had no commodity contracts outstanding.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized were $(174), $(874), and $377 for the years ended December 31, 2019, 2018, and 2017, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2019 and 2018, the Company had forty-three and forty foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in "other, net" in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the years ended December 31, 2019, 2018, and 2017 were $(1,195), $(653), and $697, respectively.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking these hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. The amount of gains (losses) recognized for the years ended December 31, 2019, 2018, and 2017 were $(13,855), $2,924, and $3,712, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2019	December 31, 2018
Commodity contracts	$6	$(160)
Foreign currency contracts	31	(117)
Interest rate swaps	(10,425)	8,307

The fair value of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheet as of December 31, 2019. The fair value of the commodity and foreign currency contracts are included in other accrued liabilities, and the fair value of the interest rate swaps are included in other assets in the consolidated balance sheet as of December 31, 2018. Excluding the impact of credit risk, the fair value of the derivative contracts as of December 31, 2019 and 2018 is a liability of $10,588 and an asset of $8,220, respectively, which represents the amount the Company would pay or receive upon exit of the agreements on those dates.

6.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2019 and 2018, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)		$5,560		$(23,813)
Other comprehensive income (loss) before reclassifications	2,210	1,474	(1)	(13,855)	(2)	(10,171)
Amounts reclassified from AOCL	-	9,067	(3)	-		9,067
Net current-period other comprehensive income (loss)	2,210	10,541		(13,855)		(1,104)
Ending Balance – December 31, 2019	$(16,622)	$-		$(8,295)		$(24,917)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2018	$(12,856)	$(10,978)		$2,636		$(21,198)
Other comprehensive income (loss) before reclassifications	(5,976)	(156)	(4)	2,924	(5)	(3,208)
Amounts reclassified from AOCL	-	593	(6)	-		593
Net current-period other comprehensive income (loss)	(5,976)	437		2,924		(2,615)
Ending Balance – December 31, 2018	$(18,832)	$(10,541)		$5,560		$(23,813)

(1)

Represents unrecognized actuarial gains of $1,992 net of tax effect of $(518), included in the computation of net periodic pension cost for the year ended December 31, 2019. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements for additional information.

(2)	Represents unrealized losses of $(18,732), net of tax effect of $4,877 for the year ended December 31, 2019.

(3)	Details of reclassifications from AOCL during 2019 are as follows:

Amounts reclassified from AOCL
Loss on pension settlement	$10,920
Amortization of net loss	843
Total before tax	11,763
Income tax impact	(2,696)
Amounts reclassified from AOCL	$9,067

(4)

Represents unrecognized actuarial losses of $(211), net of tax benefit of $55, included in the computation of net periodic pension cost for the year ended December 31, 2018. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements for additional information.

(5)	Represents unrealized gains of $3,951, net of tax effect of $(1,027) for the year ended December 31, 2018.
(6)

Represents actuarial losses of $802, net of tax effect of $(209), amortized to net periodic pension cost for the year ended December 31, 2018. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements for additional information.

7.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business, (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business's Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues that are substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment, energy technology solutions, and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy technology solutions, and other power products geared for varying end customer uses. Residential products and commercial & industrial (C&I) products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Year Ended December 31, 2019
Product Classes	Domestic	International	Total
Residential products	$1,086,019	$57,704	$1,143,723
Commercial & industrial products	513,482	358,113	871,595
Other	143,397	45,621	189,018
Total net sales	$1,742,898	$461,438	$2,204,336

	Year Ended December 31, 2018
Product Classes	Domestic	International	Total
Residential products	$980,707	$62,032	$1,042,739
Commercial & industrial products	461,415	358,855	820,270
Other	124,398	36,057	160,455
Total net sales	$1,566,520	$456,944	$2,023,464

	Year Ended December 31, 2017
Product Classes	Domestic	International	Total
Residential products	$796,237	$74,253	$870,490
Commercial & industrial products	372,635	311,718	684,353
Other	102,806	21,724	124,530
Total net sales	$1,271,678	$407,695	$1,679,373

Residential products consist primarily of automatic home standby generators ranging in output from 6kW to 60kW, portable generators, energy storage and monitoring solutions, and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

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

Other products consist primarily of aftermarket service parts and product accessories sold to our dealers, the amortization of extended warranty deferred revenue, and remote monitoring subscription revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2019	2018	2017
Domestic	$428,667	$388,495	$282,450
International	25,448	36,057	34,850
Total adjusted EBITDA	$454,115	$424,552	$317,300

Interest expense	(41,544)	(40,956)	(42,667)
Depreciation and amortization	(60,767)	(47,408)	(51,988)
Non-cash write-down and other adjustments (1)	(240)	(3,532)	(2,923)
Non-cash share-based compensation expense (2)	(16,694)	(14,563)	(10,205)
Loss on extinguishment of debt (3)	(926)	(1,332)	-
Loss on pension settlement (4)	(10,920)	-	-
Transaction costs and credit facility fees (5)	(2,724)	(3,883)	(2,145)
Business optimization expenses (6)	(1,572)	(952)	(2,912)
Other	879	(850)	(761)
Income before provision for income taxes	$319,607	$311,076	$203,699

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to a voluntary prepayment of Term Loan debt.
(4)	Represents pre-tax settlement charges related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019.
(5)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(6)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

In the fourth quarter of 2019, management has determined that the Latin American export operations of the legacy Generac business (GPS LATAM) should have been included in the International reportable segment beginning in 2018. Previously, GPS LATAM was reported in the Domestic segment, in amounts that were not material. This change is to reflect the current leadership structure as well as how the Company makes financial decisions and allocates resources for the overall Latin America reporting unit. To reflect this change, management has chosen to correct the net sales and adjusted EBITDA by segment included in this Form 10-K for the years ended December 31, 2019, 2018, and 2017. The following table details the amounts adjusted from the Domestic segment to the International segment.

	Year Ended December 31,
	2019	2018	2017
Residential Products	$7,129	$9,924	$18,888
Commercial & industrial products	5,724	2,651	12,940
Other	998	1,230	-
Total Net Sales	$13,851	$13,805	$31,828

Adjusted EBITDA	$984	$190	$7,840

There was no impact to the Company’s reporting of total assets, depreciation and amortization, and capital expenditures by segment as a result of this change.

The following tables summarize additional financial information by reportable segment:

	Assets
	Year Ended December 31,
	2019	2018	2017
Domestic	$2,123,251	$1,868,554	$1,612,607
International	542,418	557,760	413,358
Total	$2,665,669	$2,426,314	$2,025,965

	Depreciation and Amortization
	Year Ended December 31,
	2019	2018	2017
Domestic	$46,145	$35,586	$37,962
International	14,764	11,822	14,026
Total	$60,909	$47,408	$51,988

	Capital Expenditures
	Year Ended December 31,
	2019	2018	2017
Domestic	$36,007	$38,242	$29,258
International	24,795	9,359	4,003
Total	$60,802	$47,601	$33,261

The Company’s sales in the United States represent approximately 75%, 74%, and 74% of total sales for the years ended December 31, 2019, 2018 and 2017, respectively. Approximately 80% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2019 and 2018.

8.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2019	2018

Raw material	$328,021	$348,980
Work-in-process	10,387	6,971
Finished goods	183,616	188,799
Total	$522,024	$544,750

As of December 31, 2019 and 2018, inventories totaling $18,684 and $8,488, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2019	2018

Land and improvements	$18,252	$15,975
Buildings and improvements	177,079	163,161
Machinery and equipment	117,114	103,726
Dies and tools	22,040	28,198
Vehicles	3,955	2,070
Office equipment and systems	99,124	82,638
Leasehold improvements	4,293	2,137
Construction in progress	36,299	26,543
Gross property and equipment	478,156	424,448
Accumulated depreciation	(161,180)	(145,519)
Total	$316,976	$278,929

Total property and equipment included finance leases of $20,158 at December 31, 2018, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the consolidated statement of cash flows. Refer to Note 10, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842, Leases, in 2019.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

	Domestic	International	Total
Balance at December 31, 2017	$621,451	$100,072	$721,523
Acquisitions of businesses, net	-	46,788	46,788
Foreign currency translation	-	(3,656)	(3,656)
Balance at December 31, 2018	621,451	143,204	764,655
Acquisitions of businesses, net	37,758	3,078	40,836
Foreign currency translation	-	(207)	(207)
Balance at December 31, 2019	$659,209	$146,075	$805,284

Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions.

The details of the gross goodwill applicable to each reportable segment at December 31, 2019 and 2018 are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,162,402	$(503,193)	$659,209	$1,124,644	$(503,193)	$621,451
International	150,686	(4,611)	146,075	147,815	(4,611)	143,204
Total	$1,313,088	$(507,804)	$805,284	$1,272,459	$(507,804)	$764,655

The following table summarizes intangible assets by major category as of December 31, 2019 and 2018:

	Weighted Average	December 31, 2019			December 31, 2018
	Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	9	$56,669	$(36,613)	$20,056	$56,378	$(32,416)	$23,962
Customer lists	12	369,932	(314,380)	55,552	368,343	(307,149)	61,194
Patents	13	131,086	(110,554)	20,532	131,030	(101,060)	29,970
Developed technology	9	82,886	(17,872)	65,014	13,169	(12,058)	1,111
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	4	12,063	(3,804)	8,259	3,829	(1,897)	1,932
Total finite-lived intangible assets		$653,682	$(484,269)	$169,413	$573,795	$(455,626)	$118,169
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$782,003	$(484,269)	$297,734	$702,116	$(455,626)	$246,490

Amortization of intangible assets was $28,644, $22,112 and $28,861 in 2019, 2018 and 2017, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2020 - $31,237; 2021 - $29,473; 2022 - $22,226; 2023 - $18,344; 2024 - $16,156.

10.	Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (“ROU”) asset and lease liability at the lease commencement date based on the present value of the lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rate is a collateralized rate determined based on the lease term, the Company’s credit rating, and other market information available at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and is reduced by any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while lease expense for finance leases is recognized as depreciation and interest expense using the effective interest method. The Company’s variable lease expense generally consists of property tax and insurance payments that are variable in nature, however, these amounts are immaterial to the consolidated financial statements.

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

The Company is a lessor of one building that it leases to a third party. The lease income related to this arrangement is not material to the consolidated financial statements.

The Company records its operating lease cost and amortization of finance lease ROU assets within cost of goods sold or operating expenses in the consolidated statements of comprehensive income depending on the cost center of the underlying asset. The Company records its finance lease interest cost within interest expense in the consolidated statements of comprehensive income.

The components of total lease cost consist of the following:

Twelve Months Ended December 31, 2019

Operating lease cost	$9,647
Finance lease cost:
Amortization of ROU assets	2,531
Interest on lease liabilities	2,227
Total lease cost	$14,405

Prior to the adoption of ASC 842, lease expense consisted of payments on operating leases. Total rent expense related to operating leases for the years ended December 31, 2018 and 2017 was approximately $10,739 and $10,845, respectively.

As of January 1, 2019, the date of the adoption of ASU 2016-02, the Company recognized ROU assets and lease liabilities related to operating leases of $42,024 and $42,056, respectively, and there was no cumulative effect adjustment made to retained earnings. Supplemental balance sheet information related to the Company’s leases is as follows:

December 31, 2019
Operating Leases
Operating lease ROU assets (1)	$35,950

Operating lease liabilities - current (2)	$7,231
Operating lease liabilities - noncurrent (3)	29,778
Total operating lease liabilities	$37,009

Finance Leases
Finance lease ROU assets, gross	$29,142
Accumulated depreciation - finance lease ROU assets	(3,079)
Finance lease ROU assets, net (4)	$26,063

Finance lease liabilities - current (5)	$1,830
Finance lease liabilities - noncurrent (6)	24,132
Total finance lease liabilities	$25,962

(1)	Recorded in the operating lease and other assets line within the consolidated balance sheets
(2)	Recorded in the other accrued liabilities line within the consolidated balance sheets
(3)	Recorded in the operating lease and other long-term liabilities line within the consolidated balance sheets
(4)	Recorded in the property and equipment, net line within the consolidated balance sheets
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line within the consolidated balance sheets
(6)	Recorded in the long-term borrowings and finance lease obligations line within the consolidated balance sheets

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,174	$10,125
Operating cash flows from finance leases	471	1,864
Financing cash flows from finance leases	976	3,237

ROU assets obtained in exchange for lease liabilities
Operating leases	239	4,021
Finance leases	632	8,797

Weighted average remaining lease term and discount rate information related to the Company’s leases is as follows:

December 31, 2019
Weighted average remaining lease term (in years)
Operating Leases	6.90
Finance Leases	13.87

Weighted average discount rate
Operating Leases	4.59%
Finance Leases	7.83%

The maturities of the Company’s lease liabilities are as follows:

	As of December 31, 2019
	Finance Leases	Operating Leases
2020	$3,769	$9,086
2021	3,352	7,029
2022	3,536	5,472
2023	2,659	4,629
2024	2,650	4,288
After 2024	29,371	14,232
Total minimum lease payments	45,337	44,736
Interest component	(19,375)	(7,727)
Present value of minimum lease payments	$25,962	$37,009

11.	Product Warranty Obligations

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

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$41,785	$35,422	$31,695
Product warranty reserve assumed in acquisition	1,062	-	43
Payments	(26,096)	(20,029)	(18,861)
Provision for warranty issued	32,060	26,910	21,347
Changes in estimates for pre-existing warranties	505	(518)	1,198
Balance at end of period	$49,316	$41,785	$35,422

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

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$68,340	$57,854	$36,139
Deferred revenue contracts issued	24,483	21,440	29,262
Amortization of deferred revenue contracts	(14,085)	(10,954)	(7,547)
Balance at end of period	$78,738	$68,340	$57,854

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at December 31, 2019 is as follows:

2020	$15,535
2021	16,798
2022	14,705
2023	11,367
After 2023	20,333
Total	$78,738

In 2017, the Company launched a post-sale extended warranty marketing program with a third party. In the program’s agreement, the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts that they sell, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized to net sales in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. The balance of deferred contract costs as of December 31, 2019 and 2018 was $6,190 and $4,782, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2019, 2018 and 2017 was $869, $615 and $193, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2019	2018
Product warranty liability
Current portion - other accrued liabilities	$27,885	$25,396
Long-term portion - other long-term liabilities	21,431	16,389
Total	$49,316	$41,785

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$15,519	$13,646
Long-term portion - other long-term liabilities	63,219	54,694
Total	$78,738	$68,340

12.	Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2019	2018
ABL facility	$30,961	$18,459
Other lines of credit	27,753	27,124
Total	$58,714	$45,583

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2019	2018
Term loan	$830,000	$879,000
Original issue discount and deferred financing costs	(18,048)	(22,440)
ABL facility	-	-
Finance lease obligation	25,962	20,171
Other	2,236	1,642
Total	840,150	878,373
Less: current portion of debt	553	1,075
Less: current portion of finance lease obligation	1,830	902
Total	$837,767	$876,396

Maturities of long-term borrowings outstanding at December 31, 2019, excluding finance lease obligations as their maturities are disclosed in Note 10, “Leases,” and before considering original issue discount and deferred financing costs, are as follows:

2020	$553
2021	1,683
2022	-
2023	-
After 2023	830,000
Total	$832,236

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Beginning in the second quarter of 2014, and measured each quarterly period thereafter, the applicable margin related to base rate loans was reduced to 1.50% and the applicable margin related to LIBOR rate loans was reduced to 2.50%, in each case, if the Company’s net debt leverage ratio, as defined in the Term Loan, fell below 3.00 to 1.00 for that measurement period.

In May 2017, the Company amended its Term Loan, modifying the pricing of the facility by reducing the applicable margin rates to base rate plus a fixed applicable margin of 1.25% or adjusted LIBOR rate plus a fixed applicable margin of 2.25%. Further, the amendment removed the pricing grid that would reduce the applicable margin if a net debt leverage ratio of 3.00 to 1.00 was achieved. As a result, the Company does not anticipate any future catch-up gains or losses resulting from changes in contractual interest rates to be recorded in the statements of comprehensive income. At the time, the amended Term Loan pricing was still subject to the 0.75% LIBOR floor. In connection with this amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $1,432 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $85 of transaction fees in the second quarter of 2017.

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

In June 2018, the Company amended the Term Loan, which further reduced the applicable margin rates to base rate plus a fixed applicable margin of 0.75% or adjusted LIBOR rate plus a fixed applicable margin of 1.75%. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $829 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $118 of transaction fees in the second quarter of 2018.

In December 2019, the Company amended its Term Loan to extend the maturity date from May 31, 2023 to December 13, 2026, as well as removed the LIBOR floor of 0.75% from the adjusted LIBOR rate. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $1,247 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $432 of transaction fees in the fourth quarter of 2019. Additionally, the Company made a voluntary prepayment of $49,000 on the term loan, which resulted in the write-off of $926 of original issue discount and capitalized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of comprehensive income.

The Term Loan does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00 times. As of December 31, 2019, the Company’s net secured leverage ratio was 1.50 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is currently June 12, 2023. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

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

As of December 31, 2019, there was $30,961 outstanding under the ABL Facility, leaving $268,608 of availability, net of outstanding letters of credit.

As of December 31, 2019 and December 31, 2018, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $58,714 and $45,583, respectively.

13.	Stock Repurchase Programs

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved a new $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and under which the Company may repurchase an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the year ended December 31, 2019, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2018 and 2017, the Company repurchased 560,000 and 844,500 shares of its common stock, respectively, for $25,656 and $30,012, respectively, all funded with cash on hand. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

14.	Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. Refer to Note 4, “Redeemable Noncontrolling Interest,” to the consolidated financial statements for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income attributable to Generac Holdings Inc.	$252,007	$238,257	$157,808
Redeemable noncontrolling interest redemption value adjustment	1,253	(17,970)	909
Net income attributable to common shareholders	$253,260	$220,287	$158,717

Denominator
Weighted average shares, basic	61,926,986	61,662,031	62,040,704
Dilutive effect of stock compensation awards (1)	938,460	571,194	602,168
Diluted shares	62,865,446	62,233,225	62,642,872

Net income attributable to common shareholders per share
Basic	$4.09	$3.57	$2.56
Diluted	$4.03	$3.54	$2.53

(1)

Excludes approximately 26,100 and 147,400 stock options for the years ended December 31, 2018 and 2017, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the year ended December 31, 2019.

15.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$41,686	$32,072	$15,753
State	4,211	9,639	1,775
Foreign	2,660	4,546	4,585
	48,557	46,257	22,113
Deferred:
Federal	19,393	22,225	18,213
State	1,390	1,910	4,139
Foreign	(1,263)	479	(2,777)
	19,520	24,614	19,575
Change in valuation allowance	(778)	(1,015)	2,454
Provision for income taxes	$67,299	$69,856	$44,142

The Company files U.S federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. The Company believes the tax positions taken on its returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2019, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2016. Due to the carryforward of net operating losses and research & development credits, the Company’s Wisconsin state income tax returns for tax years 2009 through 2018 remain open. In addition, the Company is subject to audit by various foreign taxing jurisdictions for the tax years 2013 through 2018.

The Company is regularly under examination in the various jurisdictions in which we operate. The Company is actively managing the examinations and working to address any open matters. While the Company does not believe any material taxes or penalties are due, there is a possibility that the ultimate tax outcome of an examination may result in differences from what was recorded. Such differences may affect the provision for income taxes in the period in which the determination is made, and could impact the Company’s financial results.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$21,053	$16,745
Deferred revenue	14,697	12,418
Inventories	9,879	8,500
Pension obligations	-	1,062
Stock-based compensation	7,490	5,960
Operating loss and credit carryforwards	28,356	25,585
Bad debt	1,094	1,363
Other	4,275	2,516
Valuation allowance	(5,024)	(5,802)
Total deferred tax assets	81,820	68,347

Deferred tax liabilities:
Goodwill and intangible assets	142,159	108,899
Depreciation	27,864	25,429
Debt refinancing costs	4,119	4,206
Prepaid expenses	1,073	950
Total deferred tax liabilities	175,215	139,484

Net deferred tax liabilities	$(93,395)	$(71,137)

As of December 31, 2019 and 2018, deferred tax assets of $2,933 and $163, and deferred tax liabilities of $96,328 and $71,300, respectively, were reflected on the consolidated balance sheets.

The Company maintains a valuation allowance against the deferred tax assets of an entity when it is uncertain the entity will generate sufficient taxable income to utilize the asset. During 2019, the valuation allowance decreased by $778 primarily due to an increase in income allowing for a utilization of tax credits, partially offset by current losses in certain foreign subsidiaries.

At December 31, 2019, the Company had various state research & development and state manufacturing tax credit carryforwards of approximately $8,291 and $12,747, respectively, which expire between 2020 and 2034. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2019	2018
Unrecognized tax benefit, beginning of period	$5,635	$7,122
Increase in unrecognized tax benefit for positions taken in prior period	633	-
Increase in unrecognized tax benefit for positions taken in current period	495	580
Statute of limitation expirations	(43)	(1,818)
Settlements	-	(249)
Unrecognized tax benefit, end of period	$6,720	$5,635

The unrecognized tax benefit as of  December 31, 2019 and 2018, if recognized, would favorably impact the effective tax rate.

As of  December 31, 2019 and 2018, total accrued interest of approximately $71 and $37, respectively, and accrued penalties of approximately $195 and $136, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2020.

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

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	35.0%
State taxes	4.3	4.7	4.1
State tax rate differential	(1.0)	-	-
Research and development credits	(0.8)	(1.3)	(1.4)
State credits	(1.0)	(1.0)	(0.2)
Share-based compensation (1)	(0.6)	(0.5)	(1.4)
Tax Act impact (2)	-	(0.2)	(13.9)
Other	(0.8)	(0.2)	(0.9)
Effective tax rate	21.1%	22.5%	21.3%

(1)	With the adoption of ASU 2016-09 in 2017, excess tax benefits from equity awards are reflected within the provision for income taxes rather than within the consolidated balance sheet.
(2)	As a result of the Tax Act, we recognized a one-time, non-cash benefit of $28.4 million in the fourth quarter of 2017 primarily from the impact of the revaluation of our net deferred tax liabilities. This non-cash benefit resulted primarily from the Federal rate reduction from 35% to 21%.

16.	Benefit Plans

Medical and Dental Plan

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. Certain plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $18,290, $14,660, and $14,992 for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008 that were impacted by the freezing of the Company’s pension plans. The Company’s matching contributions are subject to vesting. Forfeitures may be applied against plan expenses and company contributions. The Company recognized $4,791, $4,193 and $3,600 of expense related to these plans in 2019, 2018 and 2017, respectively.

Pension Plans

Historically, the Company maintained frozen noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The Pension Plans were frozen effective December 31, 2008. Effective December 31, 2018, the Pension Plans were merged into the same plan (Pension Plan), resulting in no change to benefits for participants. The benefits under the salaried plan were based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan were based on a unit amount at the date of termination multiplied by the participant’s years of credited service.

In 2019, the Company completed the termination of its Pension Plan.  In connection with the Company’s activities to terminate the plan, lump sum distributions were made in the fourth quarter of 2019 to individuals who elected lump sum distributions, including rolling over their accounts to the Company’s 401(k) savings plan. Also in the fourth quarter of 2019, annuity contracts were purchased to settle obligations for the remaining participants. Upon settlement of the pension liability, the Company reclassified related unrecognized pension losses recorded in AOCL to the consolidated statements of comprehensive income. As a result, the Company recorded pre-tax settlement charges of $10,920 in the fourth quarter of 2019.

The Company’s historical funding policy for the Pension Plans was to contribute amounts at least equal to the minimum annual amount required by applicable regulations. In the year ended December 31, 2018, the Company made a voluntary pension prepayment of $9,400. In the year ended December 31, 2019, the Company made required contributions of $1,017 in connection with the plan termination. No additional contributions will be required in future years as the pension plan termination was finalized in 2019.

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan based on a December 31 measurement date:

	Year Ended December 31,
	2019	2018

Accumulated benefit obligation at end of period	$-	$65,978

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$65,978	$72,631
Interest cost	2,401	2,575
Net actuarial (gain) loss	3,452	(6,820)
Benefits paid	(31,321)	(2,408)
Annuities purchased	(40,510)	-
Projected benefit obligation at end of period	$-	$65,978

Change in plan assets
Fair value of plan assets at beginning of period	$61,870	$58,014
Actual return on plan assets	8,944	(3,507)
Company contributions	1,017	9,771
Benefits paid	(31,321)	(2,408)
Annuities purchased	(40,510)	-
Fair value of plan assets at end of period	$-	$61,870

Funded status: accrued pension liability included in other long-term liabilities	$-	$(4,108)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss, net of tax	$-	$(10,541)

The actuarial loss for the Pension Plan that was amortized from AOCL into net periodic pension cost during 2019 prior to the pension plan termination was $843.

The actuarial assumption used in the determination of the benefit obligation of the above data is:

	2019	2018
Weighted average discount rate	N/A	4.24%

The following table sets forth the components of net periodic pension cost (benefit) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$2,401	$2,575	$2,688
Expected return on plan assets	(3,500)	(3,525)	(3,011)
Amortization of net loss	843	802	883
Loss on pension settlement	10,920	-	-
Net periodic pension cost (benefit)	$10,664	$(148)	$560

Weighted-average assumptions used to determine net periodic pension cost (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
Discount Rate	4.24%	3.60%	4.14%
Expected long-term rate of return on plan assets	6.60%	6.19%	6.58%
Rate of compensation increase (1)	N/A	N/A	N/A

(1) No compensation increase was assumed as the Pension Plan was frozen effective December 31, 2008.

To determine the long-term rate of return assumption for the plans’ assets, the Company studied historical markets and preserved the long-term historical relationship between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluated current market factors such as inflation and interest rates before it determined long-term capital market assumptions and reviewed peer data and historical returns to check for reasonableness and appropriateness.

The fair value of the qualified pension plan assets was $0 at December 31, 2019 and $61,870 at December 31, 2018. The Pension Plan’s weighted-average asset allocation at December 31, 2018, by asset category, is as follows:

	Target Allocation		December 31, 2018
Asset Category	Minimum	Maximum	Dollars	%
Fixed income	15.0%	25.0%	$12,257	20%
Domestic equity	36.5%	61.5%	30,731	50%
International equity	17.0%	25.0%	12,380	20%
Real estate	7.0%	15.0%	6,502	10%
Total			61,870	100%

The fair values of the Pension Plans’ assets at December 31, 2018 were as follows:

	Total	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$51,736	$51,736	$–	$–
Other investments	10,134	–	–	10,134
Total	$61,870	$51,736	$–	$10,134

A reconciliation of beginning and ending balances for Level 3 assets for the year ended December 31, 2018 is as follows:

Year Ended December 31,
2018
Balance at beginning of period	$9,700
Purchases	3,805
Redemptions	(3,795)
Realized gains	424
Balance at end of period	$10,134

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

The Company’s historical target allocation for equity securities and real estate was generally between 75% to 85%, with the remainder allocated primarily to fixed income (bonds). The Company regularly reviewed its actual asset allocation and periodically rebalanced its investments to the targeted allocation when considered appropriate.

Certain of the Company’s foreign subsidiaries participate in local statutory defined benefit or other post-employment benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation earned throughout the applicable service period. Liabilities recorded under these plans are included in other long-term liabilities in the Company’s consolidated balance sheets and are not material.

17.	Share Plans

The Company adopted an equity incentive plan (Plan) on February 10, 2010 in connection with its initial public offering. The Plan, as amended, allows for granting of up to 9.1 million share-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the Plan, net of estimated forfeitures, was $15,738, $14,563 and $10,205 for the years ended December 31, 2019, 2018 and 2017, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

On June 13, 2019, the stockholders of Generac Holdings Inc. approved the Company’s 2019 Equity Incentive Plan (2019 Plan). The 2019 Plan allows for granting of up to 2.7 million share-based awards to executives, directors and employees. Awards available for grant under the Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the 2019 Plan, net of estimated forfeitures, was $956 for the year ended December 31, 2019, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2019 have an exercise price of $52.07 per share; stock options granted in 2018 have an exercise price between $43.88 per share and $45.29 per share; and stock options granted in 2017 have an exercise price between $40.12 per share and $48.98 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 32,211, 63,817 and 9,033 in 2019, 2018 and 2017, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds from the cashless for cash exercise of stock options were $9,395, $5,614 and $6,951 in 2019, 2018 and 2017, respectively, and are reflected as a financing activity in the consolidated statement of cash flows.

Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to stock option exercises were $3,360, $3,846 and $4,301 in 2019, 2018 and 2017, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic volatility of the Company’s stock price. The average expected life is based on the contractual term of the option using the simplified method. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on actual share option forfeiture history.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Weighted average grant date fair value	$19.33	$17.86	$16.84

Assumptions:
Expected stock price volatility	33%	37%	40%
Risk free interest rate	2.52%	2.60%	1.92%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2016	1,482,964	$27.49	7.5	$23,840
Granted	346,421	40.13
Exercised	(287,375)	10.58
Forfeited	(69,880)	41.12
Outstanding as of December 31, 2017	1,472,130	33.11	7.3	$25,281

Granted	366,231	43.88
Exercised	(267,909)	19.90
Forfeited	(49,285)	43.34
Outstanding as of December 31, 2018	1,521,167	37.70	7.0	$19,212

Granted	369,779	52.07
Exercised	(263,250)	30.75
Forfeited	(35,010)	43.79
Outstanding as of December 31, 2019	1,592,686	42.04	6.9	$93,242

Exercisable as of December 31, 2019	726,817	37.78	5.3	$45,649

As of December 31, 2019, there was $10,649 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.5 years. Total share-based compensation cost related to the stock options for 2019, 2018 and 2017 was $5,597, $4,998 and $4,503, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, which were awarded in the years 2014 through 2019. The number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of a number of financial metrics, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2017 awards covers the years 2017 through 2019, the performance period for the 2018 awards covers the years 2018 through 2020, and the performance period for the 2019 awards covers the years 2019 through 2021. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 55,953, 38,186 and 39,500 in 2019, 2018 and 2017, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to restricted stock vesting were $3,078, $1,812 and $1,591 in 2019, 2018 and 2017, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested as of December 31, 2016	361,403	$38.18
Granted	211,769	39.91
Vested	(133,796)	40.60
Forfeited	(47,100)	42.48
Non-vested as of December 31, 2017	392,276	37.77

Granted	208,803	44.49
Vested	(128,433)	39.03
Forfeited	(46,650)	39.43
Non-vested as of December 31, 2018	425,996	40.50

Granted	265,255	62.38
Vested	(184,628)	38.78
Forfeited	(14,986)	44.23
Non-vested as of December 31, 2019	491,637	52.84

As of December 31, 2019, there was $16,165 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.9 years. Total share-based compensation cost related to the restricted stock for 2019, 2018 and 2017, inclusive of performance shares, was $11,097, $9,565 and $5,702, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2019, 2018 and 2017, 22,544, 33,419 and 34,095 shares of stock, respectively, were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board, of which 22,544, 33,419 and 22,762 shares, respectively, were fully vested at time of grant. Non-employee directors can elect to receive his or her director fees in the form of deferred stock units, which voluntarily defers the issuance of the related shares granted until the director separates from the Company or a triggering event occurs. 16,604, 22,675, and 11,333 of deferred stock units are included in the shares of stock granted to certain members of the Company’s Board of Directors for the years 2019, 2018, and 2017, respectively. Total share-based compensation cost for these share grants in 2019, 2018 and 2017 was $1,391, $1,718 and $1,133, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2019 and 2018 was approximately $49,600 and $47,200, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

19.	Quarterly Financial Information (Unaudited)

	Quarters Ended 2019
	Q1	Q2	Q3	Q4
Net sales	$470,353	$541,916	$601,135	$590,932
Gross profit	162,175	195,838	217,517	222,222
Operating income	71,173	90,926	105,556	104,508
Net income attributable to Generac Holdings Inc.	44,861	61,958	75,574	69,614
Net income attributable to common shareholders per common share - basic:	$0.77	$0.99	$1.20	$1.14
Net income attributable to common shareholders per common share - diluted:	$0.76	$0.98	$1.18	$1.12

	Quarters Ended 2018
	Q1	Q2	Q3	Q4
Net sales	$400,091	$497,581	$562,388	$563,404
Gross profit	141,927	178,473	200,334	204,306
Operating income	56,347	85,467	106,519	108,848
Net income attributable to Generac Holdings Inc.	33,645	53,261	75,776	75,575
Net income attributable to common shareholders per common share - basic:	$0.42	$0.83	$1.12	$1.21
Net income attributable to common shareholders per common share - diluted:	$0.42	$0.82	$1.11	$1.20

20.	Valuation and Qualifying Accounts

For the years ended December 31, 2019, 2018 and 2017:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts	$4,873	$3,086	$(1,033)	$42	$6,968
Reserves for inventory	23,140	4,821	(3,867)	199	$24,293
Valuation of deferred tax assets	5,802	-	-	(778)	$5,024

Year ended December 31, 2018
Allowance for doubtful accounts	$4,805	$1,941	$(2,123)	$250	$4,873
Reserves for inventory	15,987	10,004	(3,720)	869	23,140
Valuation of deferred tax assets	6,817	478	-	(1,493)	5,802

Year ended December 31, 2017
Allowance for doubtful accounts	$5,642	$346	$(1,842)	$659	$4,805
Reserves for inventory	13,031	6,164	(4,036)	828	15,987
Valuation of deferred tax assets	4,362	2,455	-	-	6,817

(1)

Deductions from the allowance for doubtful accounts equal accounts receivable written off against the allowance, less recoveries. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of.

21.	Subsequent Events

The Company performed an evaluation of subsequent events through the date these financial statements were issued and no such events were identified.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. In conducting this assessment, our management excluded Neurio Technology Inc., which was acquired in March 2019, and Pika Energy, Inc., which was acquired in April 2019, and whose financial statements constitute 5.0% and 2.8% of net and total assets, respectively, 0.4% of net sales, and (2.2)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Information About Our Executive Officers”, will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The below exhibits index is the list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K:

Exhibits Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

4.2*	Description of Securities

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

10.6

2019 Replacement Term Loan Amendment, dated as of December 13, 2019, among Generac Power Systems, Inc., Generac Acquisition Corp., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 16, 2019).

10.7

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

10.9

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
10.10

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

10.11

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

10.12

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

10.13

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

10.14

Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.15

First Amendment to Guarantee and Collateral Agreement dated as of May 31, 2013, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.16+	2009 Executive Management Incentive Compensation Program (incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-1 filed with the SEC on December 17, 2009).

10.17+

Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012)

10.18+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.19+

Amended and Restated Employment Agreement, dated November 5, 2018, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.20

Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.21+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

Exhibits Number	Description
10.22+

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

10.24+

Amended Form of Restricted Stock Award Agreement with accelerated vesting pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012).

10.25+

Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.26+

Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.27	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.28	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.29+	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

10.30+

Amended Form of Performance Share Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.31*+	Generac Holdings Inc. Non-Employee Director Compensation Policy.

10.32+

Generac Power Systems, Inc. Executive Change in Control Policy, effective November 5, 2018 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.33+	Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 26, 2019).

10.34+

Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.35+

Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.36+

Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits Number	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (v) Notes to Consolidated Financial Statements.

104

Cover Page Interactive Data File (embedded within the inline XBRL document).

____________________________

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

Dated: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 25, 2020
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 25, 2020
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 25, 2020
Bennett Morgan

/s/ MARCIA J. AVEDON	Director	February 25, 2020
Marcia J. Avedon

/s/ JOHN D. BOWLIN	Director	February 25, 2020
John D. Bowlin

/s/ Robert D. Dixon	Director	February 25, 2020
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 25, 2020
William Jenkins

/s/ Andrew G. Lampereur	Director	February 25, 2020
Andrew G. Lampereur

/s/ David A. Ramon	Director	February 25, 2020
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 25, 2020
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 25, 2020
Dominick Zarcone