Form 10-Q
period 2020-03-31
GENERAC HOLDINGS INC.
filed 2020-05-05
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 62,681,494 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$307,456	$322,883
Accounts receivable, less allowance for credit losses	312,013	319,538
Inventories	559,695	522,024
Prepaid expenses and other assets	29,557	31,384
Total current assets	1,208,721	1,195,829

Property and equipment, net	315,828	316,976

Customer lists, net	48,197	55,552
Patents and technology, net	81,174	85,546
Other intangible assets, net	7,495	8,259
Tradenames, net	146,638	148,377
Goodwill	793,576	805,284
Deferred income taxes	4,074	2,933
Operating lease and other assets	48,374	46,913
Total assets	$2,654,077	$2,665,669

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$49,878	$58,714
Accounts payable	266,917	261,977
Accrued wages and employee benefits	22,256	41,361
Other accrued liabilities	139,704	132,629
Current portion of long-term borrowings and finance lease obligations	4,261	2,383
Total current liabilities	483,016	497,064

Long-term borrowings and finance lease obligations	839,380	837,767
Deferred income taxes	93,430	96,328
Operating lease and other long-term liabilities	154,660	140,432
Total liabilities	1,570,486	1,571,591

Redeemable noncontrolling interests	59,904	61,227

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,844,675 and 71,667,726 shares issued at March 31, 2020 and December 31, 2019, respectively	719	717
Additional paid-in capital	504,195	498,866
Treasury stock, at cost	(331,386)	(324,551)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,126,174	1,084,383
Accumulated other comprehensive loss	(73,944)	(24,917)
Stockholders’ equity attributable to Generac Holdings Inc.	1,023,642	1,032,382
Noncontrolling interests	45	469
Total stockholders' equity	1,023,687	1,032,851
Total liabilities and stockholders’ equity	$2,654,077	$2,665,669

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$475,915	$470,353
Costs of goods sold	303,595	308,178
Gross profit	172,320	162,175

Operating expenses:
Selling and service	55,139	47,289
Research and development	18,649	13,609
General and administrative	27,889	24,762
Amortization of intangibles	7,781	5,342
Total operating expenses	109,458	91,002
Income from operations	62,862	71,173

Other (expense) income:
Interest expense	(9,053)	(10,272)
Investment income	960	914
Other, net	(1,914)	(1,061)
Total other expense, net	(10,007)	(10,419)

Income before provision for income taxes	52,855	60,754
Provision for income taxes	9,444	14,985
Net income	43,411	45,769
Net income attributable to noncontrolling interests	(1,049)	908
Net income attributable to Generac Holdings Inc.	$44,460	$44,861

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.69	$0.77
Weighted average common shares outstanding - basic:	62,126,481	61,762,260

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.68	$0.76
Weighted average common shares outstanding - diluted:	63,283,737	62,223,638

Comprehensive income attributable to Generac Holdings Inc.	$(3,098)	$39,527

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized loss on interest rate swaps, net of tax of ($1,800)	–	–	–	–	–	–	–	(5,124)	(5,124)	–	(5,124)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(933)	(933)	55	(878)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	209,143	2	1,681	–	–	–	–	–	1,683	–	1,683
Net share settlement of restricted stock awards	–	–	–	(50,651)	(2,642)	–	–	–	(2,642)	–	(2,642)
Share-based compensation	–	–	3,594	–	–	–	–	–	3,594	–	3,594
Redemption value adjustment	–	–	–	–	–	–	2,432	–	2,432	–	2,432
Net income	–	–	–	–	–	–	44,861	–	44,861	643	45,504

Balance at March 31, 2019	71,395,561	$714	$481,391	(9,097,711)	$(324,115)	$(202,116)	$878,416	$(29,870)	$804,420	$5,535	$809,955

Balance at January 1, 2020	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($5,341)	–	–	–	–	–	–	–	(15,813)	(15,813)	–	(15,813)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(33,214)	(33,214)	(4)	(33,218)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	176,949	2	755	–	–	–	–	–	757	–	757
Net share settlement of restricted stock awards	–	–	–	(66,881)	(6,835)	–	–	–	(6,835)	–	(6,835)
Share-based compensation	–	–	4,574	–	–	–	–	–	4,574	–	4,574
Redemption value adjustment	–	–	–	–	–	–	(1,522)	–	(1,522)	–	(1,522)
Net income	–	–	–	–	–	–	44,460	–	44,460	(420)	44,040

Balance at March 31, 2020	71,844,675	$719	$504,195	(9,169,894)	$(331,386)	$(202,116)	$1,126,174	$(73,944)	$1,023,642	$45	$1,023,687

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$43,411	$45,769
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	8,335	7,265
Amortization of intangible assets	7,781	5,342
Amortization of original issue discount and deferred financing costs	642	1,177
Deferred income taxes	1,571	5,151
Share-based compensation expense	4,574	3,594
Other	416	66
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,687)	46,970
Inventories	(48,145)	(41,644)
Other assets	(6,017)	(1,293)
Accounts payable	12,817	(37,176)
Accrued wages and employee benefits	(18,125)	(14,148)
Other accrued liabilities	12,976	(5,762)
Excess tax benefits from equity awards	(3,203)	(740)
Net cash provided by operating activities	11,346	14,571

Investing activities
Proceeds from sale of property and equipment	–	23
Proceeds from beneficial interests in securitization transactions	618	743
Expenditures for property and equipment	(12,894)	(15,902)
Acquisition of business, net of cash acquired	–	(61,549)
Net cash used in investing activities	(12,276)	(76,685)

Financing activities
Proceeds from short-term borrowings	20,694	13,531
Repayments of short-term borrowings	(25,526)	(13,282)
Repayments of long-term borrowings and finance lease obligations	(1,176)	(908)
Payment of contingent acquisition consideration	(4,000)	–
Taxes paid related to equity awards	(7,666)	(3,156)
Proceeds from exercise of stock options	1,590	2,193
Net cash used in financing activities	(16,084)	(1,622)

Effect of exchange rate changes on cash and cash equivalents	1,587	520

Net decrease in cash and cash equivalents	(15,427)	(63,216)
Cash and cash equivalents at beginning of period	322,883	224,482
Cash and cash equivalents at end of period	$307,456	$161,266

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions and other power products. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets. Generac’s power products are available globally through a broad network of independent dealers, distributors, retailers, wholesalers, equipment rental companies, and e-commerce partners, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2019). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis (as of October 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. As disclosed in Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of its 2019 Annual Report on Form 10-K, the Company concluded there was no impairment in its goodwill and other indefinite-lived intangible assets.

Given the significant uncertainty within the global markets created by the COVID-19 pandemic and the volatility in the price of oil, the Company determined that it should perform an interim quantitative assessment of its reporting units for possible goodwill and other indefinite-lived intangible asset impairment as of March 31, 2020.  Estimates and assumptions used when preparing the discounted cash flow analysis for purposes of the interim impairment test for each reporting unit were based on current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows, the duration and extent of the impact from the COVID-19 pandemic, and current discount rates based on the estimated weighted average cost of capital for the business.

Based on the interim impairment assessment as of March 31, 2020, the Company has determined that its goodwill and indefinite-lived intangible assets are not impaired. If management's estimates of future operating results change or if there are changes to other assumptions due to the current economic environment, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition.

Adoption of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (“ASUs”) to the FASB Accounting Standards Codification (ASC). ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade and other receivables. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. The adoption of the standard impacts the way the Company estimates the allowance for doubtful accounts on its trade and other receivables, and the Company recorded a decrease to retained earnings of $1,147 as a result of adopting ASU 2016-13. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 9, “Allowance for Credit Losses,” for further information regarding the Company’s allowance for expected credit losses.

On January 1, 2020, the Company elected to apply the optional expedients discussed in ASU 2020-04, Reference Rate Reform. This guidance was issued to address challenges likely to arise in accounting for contract modifications and hedge accounting because of reference rate reform. The update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if certain criteria are met. The adoption of the optional expedients in this standard permits the Company to account for the change to a reference rate on its LIBOR based term loan as a continuation of the existing contract rather than having to account for the change in rate as a modification or extinguishment.  Additionally, the election of the optional expedients permits the Company to continue with its hedge accounting treatment for its interest rate swaps despite expected changes due to reference rate reform.

2.   Acquisitions

Acquisition of Pika

On April 26, 2019, the Company acquired Pika for a purchase price, net of cash acquired, of $49,068. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Pika purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,196 of intangible assets, including $19,896 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pika from the date of acquisition.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of a deferred payment of $7,922 which was made during the third quarter of 2019. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Neurio purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,762 of intangible assets, including $17,862 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Neurio from the date of acquisition.

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five year period, and providing that the noncontrolling interest holder no longer holds the right to put its shares to the Company until April 1, 2021. The put and call option price is based on a multiple of earnings, subject to a floor and the terms of the acquisition agreement, as amended.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva. The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put option price is based on a multiple of earnings, subject to the terms of the acquisition. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The call option price is based on a multiple of earnings, subject to the terms of the acquisition.

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

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$61,227	$61,004
Net income	(629)	265
Foreign currency translation	(2,216)	(1,480)
Redemption value adjustment	1,522	(2,432)
Balance at end of period	$59,904	$57,357

4.   Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, sixteen of which were still outstanding as of March 31, 2020. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three interest rate swap agreements, bringing the total outstanding interest rate swaps to nineteen as of March 31, 2020. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of losses, net of tax, recognized for the three months ended March 31, 2020 and 2019 were $(15,813) and $(5,124) respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2020	December 31, 2019
Commodity contracts	$(1,810)	$6
Foreign currency contracts	210	31
Interest rate swaps	(31,579)	(10,425)

The fair value of the foreign currency contracts is included in prepaid expenses and other current assets, and the fair values of the commodity and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2020. The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other accrued liabilities and other long-term liabilities in the consolidated balance sheets as of December 31, 2019. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2020 and December 31, 2019 is a liability of $34,226 and $10,588, respectively, which represent the amount the Company would pay upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $813,522, was approximately $798,875 (Level 2) at March 31, 2020, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2020 and 2019, net of tax:

	Foreign Currency Translation Adjustments		Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2020	$(16,622)		$-	$(8,295)		$(24,917)
Other comprehensive loss before reclassifications	(33,214)	(2)	-	(15,813)	(1)	(49,027)
Amounts reclassified from AOCL	-		-	-		-
Net current-period other comprehensive loss	(33,214)		-	(15,813)		(49,027)
Ending Balance – March 31, 2020	$(49,836)		$-	$(24,108)		$(73,944)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560		$(23,813)
Other comprehensive loss before reclassifications	(933)	-	(5,124)	(3)	(6,057)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive loss	(933)	-	(5,124)		(6,057)
Ending Balance – March 31, 2019	$(19,765)	$(10,541)	$436		$(29,870)

(1)	Represents unrealized losses of $(21,154), net of tax effect of $5,341 for the three months ended March 31, 2020.
(2)	Represents the unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(3)	Represents unrealized losses of $(6,924), net of tax effect of $1,800 for the three months ended March 31, 2019.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’s Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues that are substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment, energy technology solutions, and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

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

	Net Sales by Segment
	Three Months Ended March 31, 2020
Product Classes	Domestic	International	Total
Residential products	$243,830	$13,789	$257,619
Commercial & industrial products	95,827	76,239	172,066
Other	36,373	9,857	46,230
Total net sales	$376,030	$99,885	$475,915

	Net Sales by Segment
	Three Months Ended March 31, 2019
Product Classes	Domestic	International	Total
Residential products	$204,259	$13,571	$217,830
Commercial & industrial products	120,825	88,299	209,124
Other	31,414	11,985	43,399
Total net sales	$356,498	$113,855	$470,353

Residential products consist primarily of automatic home standby generators ranging in output from 6kW to 60kW, portable generators, energy storage and monitoring solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications and fueled by diesel, natural gas, liquid propane and bi-fuel, with power outputs ranging from 10kW up to 3,250kW. Also included in C&I products are commercial-grade mobile generators, light towers, mobile heaters and mobile pumps. These products are predominantly sold through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other products and services consist primarily of aftermarket service parts and product accessories sold to our dealers, the amortization of extended warranty deferred revenue, and remote monitoring subscription revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue and subscription revenue are recognized over the life of the contract.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended March 31,
	2020	2019
Domestic	$82,775	$81,228
International	3,250	5,900
Total adjusted EBITDA	$86,025	$87,128

Interest expense	(9,053)	(10,272)
Depreciation and amortization	(16,116)	(12,607)
Non-cash write-down and other adjustments (1)	(2,284)	1,400
Non-cash share-based compensation expense (2)	(4,574)	(3,594)
Transaction costs and credit facility fees (3)	(234)	(1,286)
Business optimization expenses (4)	(512)	(169)
Other	(397)	154
Income before provision for income taxes	$52,855	$60,754

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets, and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(4)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

In the fourth quarter of 2019, management determined that the Latin American export operations of the legacy Generac business (GPS LATAM) should have been included in the International reportable segment beginning in 2018. Previously, GPS LATAM was reported in the Domestic segment, in amounts that were not material. To reflect this change, management has chosen to correct the net sales and adjusted EBITDA by segment as follows: For the first quarter ended in 2019, net sales of $2,750, and adjusted EBITDA of $(253), were moved from the Domestic segment to the International segment.

The Company’s sales in the United States represented approximately 77% and 72% of total sales for the three months ended March 31, 2020 and 2019, respectively. Approximately 82% and 80% of the Company’s identifiable long-lived assets were located in the United States at  March 31, 2020 and December 31, 2019, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$330,711	$328,021
Work-in-process	8,026	10,387
Finished goods	220,958	183,616
Total	$559,695	$522,024

Property and equipment consists of the following:

	March 31,	December 31,
	2020	2019

Land and improvements	$16,910	$18,252
Buildings and improvements	178,036	177,079
Machinery and equipment	118,323	117,114
Dies and tools	22,283	22,040
Vehicles	3,720	3,955
Office equipment and systems	99,473	99,124
Leasehold improvements	4,233	4,293
Construction in progress	40,092	36,299
Gross property and equipment	483,070	478,156
Accumulated depreciation	(167,242)	(161,180)
Total	$315,828	$316,976

Total property and equipment included finance leases of $27,364 and $26,063 at March 31, 2020 and  December 31, 2019, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

 9.   Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, solar installers, and certain end users with payment terms generally ranging from 30 to 60 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, and credit bureau information.

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity by entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. In addition, the Company holds a credit insurance plan that covers the risk of loss up to specified amounts on certain trade receivables. As of March 31, 2020, the Company had gross receivables of $319,681 and an allowance for credit losses of $7,668.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

Three Months Ended March 31, 2020
Balance at beginning of period	$8,114
Provision for credit losses	317
Charge-offs	(163)
Currency translation	(600)
Balance at end of period	$7,668

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

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$49,316	$41,785
Product warranty reserve assumed in acquisition	-	212
Payments	(7,588)	(5,634)
Provision for warranty issued	8,286	6,960
Changes in estimates for pre-existing warranties	(991)	239
Balance at end of period	$49,023	$43,562

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

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$78,738	$68,340
Deferred revenue contracts issued	5,939	5,800
Amortization of deferred revenue contracts	(3,797)	(3,296)
Balance at end of period	$80,880	$70,844

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at March 31, 2020 is as follows:

Remainder of 2020	$12,192
2021	17,253
2022	15,782
2023	12,351
2024	8,173
After 2024	15,129
Total	$80,880

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2020	2019
Product warranty liability
Current portion - other accrued liabilities	$27,504	$27,885
Long-term portion - other long-term liabilities	21,519	21,431
Total	$49,023	$49,316

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$18,764	$15,519
Long-term portion - other long-term liabilities	62,116	63,219
Total	$80,880	$78,738

11.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $6,833 and $9,952 at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized revenue of $4,715 related to amounts included in the December 31, 2019 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2020	2019
ABL facility	$21,308	$30,961
Other lines of credit	28,570	27,753
Total	$49,878	$58,714

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2020	2019
Term loan	$830,000	$830,000
Original issue discount and deferred financing costs	(17,406)	(18,048)
Finance lease obligation	27,417	25,962
Other	3,630	2,236
Total	843,641	840,150
Less: current portion of debt	2,394	553
Less: current portion of finance lease obligation	1,867	1,830
Total	$839,380	$837,767

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Currently, the Term Loan bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan agreement has been amended a number of times since inception.

In December 2019, the Company amended its Term Loan to extend the maturity date from May 31, 2023 to December 13, 2026, as well as to remove the LIBOR floor of 0.75% from the adjusted LIBOR rate. Additionally, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $1,247 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $432 of transaction fees in the fourth quarter of 2019. Additionally at the time of the amendment, the Company made a voluntary prepayment of $49,000 on the term loan, which resulted in the write-off of $926 of original issue discount and capitalized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2020, the Company’s net secured leverage ratio was 1.48 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also originally provided for a senior secured ABL revolving credit facility (ABL Facility). Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. Currently, the ABL Facility bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case, subject to adjustments based upon average availability under the ABL Facility. The ABL Facility agreement has been amended a number of times since inception.

As of March 31, 2020, there was $21,308 outstanding under the ABL Facility, leaving $265,438 of availability, net of outstanding letters of credit.

As of March 31, 2020 and December 31, 2019, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $49,878 and $58,714, respectively.

13.   Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved another $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and allowed for the repurchase of an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended March 31, 2020. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator
Net income attributable to Generac Holdings Inc.	$44,460	$44,861
Redeemable noncontrolling interest redemption value adjustment	(1,522)	2,432
Net income attributable to common shareholders	$42,938	$47,293

Denominator
Weighted average shares, basic	62,126,481	61,762,260
Dilutive effect of stock compensation awards (1)	1,157,256	461,378
Diluted shares	63,283,737	62,223,638

Net income attributable to common shareholders per share
Basic	$0.69	$0.77
Diluted	$0.68	$0.76

(1) Excludes approximately 71,800 stock options for the three months ended March 31, 2019, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three months ended March 31, 2020.

15. Income Taxes

The effective income tax rates for the three months ended March 31, 2020 and 2019 were 17.9% and 24.7%, respectively. The decrease in the effective tax rate in the current quarter is primarily the result of a discrete tax benefit related to equity compensation as well as the mix of earnings in the jurisdictions where the Company operates.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2020 and December 31, 2019 was approximately $56,100 and $49,600, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

17. Subsequent Event

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization in March 2020 and has negatively affected the global economy, disrupted global supply chains and created significant market volatility and uncertainty subsequent to March 31, 2020. In addition, in March 2020, as a result of weakened global demand from the COVID-19 pandemic and certain geopolitical tensions, there has been a substantial decline in oil prices. These conditions have negatively impacted demand for certain of the Company's products, and this is expected to continue into the future.

No asset impairments have been recorded as of March 31, 2020 related to COVID-19. However, management’s assessment regarding this could change in the future. The extent of the impact of COVID-19 on the Company's business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the ability of the Company to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy, all of which are uncertain and cannot be predicted at this time.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	the impact of the COVID-19 pandemic on our business, as discussed below;
●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials, key components and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks or information technology systems; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products or operations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets. Power generation and energy storage are our key focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost effective natural gas fueled generators to expand into applications beyond standby power. We have also been focused on “connecting” the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle. Other power products that we design and manufacture include light towers which provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use. During 2019, we began providing energy storage systems as a clean energy solution for residential use that captures and stores electricity from solar panels or other power sources and helps reduce home energy costs while also protecting homes from brief power outages.

Impact of Covid-19 on Our Business

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization in March 2020 and has negatively affected the global economy, disrupted global supply chains and created significant market volatility and uncertainty. Our management team has been very proactive in addressing the impact of COVID-19 on our business. The situation continues to evolve, and we are working to ensure employee safety, monitor customer demand, proactively address supply chain or production challenges and support our communities during this challenging time. We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have, to-date, been operational. We have implemented changes in our work practices, maintaining a safe working environment for production employees at our facilities, while enabling other employees to productively work from home.

The extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy.

Demand

The COVID-19 pandemic has created significant uncertainty within the global markets that we serve. Several areas of our business have been and will continue to be negatively impacted, in particular our Commercial and Industrial (C&I) products around the world. The collapse in oil prices is impacting our C&I mobile products demand significantly as national rental customers are deferring their capital spending. C&I stationary products are expected to be affected if non-residential construction activity enters a global recession. Additionally, the COVID-19 pandemic has caused a sharp decline in macroeconomic activity across numerous countries magnifying the slower economic growth and geopolitical headwinds already being experienced by our international business. We are monitoring these negative impacts on our C&I product demand closely and are implementing a variety of cost-cutting measures in response.

With regards to our Residential products, historical experience has shown that demand for Residential products tends to be defensive in nature, and decouples from broader economic trends as these products are largely driven by power outages. The aging and underinvested electrical grid in the U.S. continues to be more vulnerable to unpredictable and severe weather causing elevated power outages across the country. As the vast majority of U.S. citizens are spending much more time at home facing some form of sheltering-in-place orders, it is becoming more essential to have a backup power strategy, especially as homeowners are doing more critical activities like working and learning from home. In addition, with California emerging as a major market for back-up power and our entrance into clean energy, we believe these incremental growth drivers will help to offset the impact of lower consumer spending due to COVID-19.

Supply Chain and Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. While we are deemed an essential, critical infrastructure business and the majority of our facilities currently remain operational, this continues to be a fluid process and subject to change. We have been experiencing and may continue to experience increased employee absences at several of our production facilities. If we were to encounter a significant work stoppage, disruption, or outbreak due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

The COVID-19 pandemic has disrupted the global supply chain and we are continually monitoring scheduled material receipts to mitigate any delays. To-date, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies. The COVID-19 pandemic has also impacted the global logistics network. Although we have experienced inbound and outbound logistics delays in moving shipments across several regions, the impact to our business thus far has not been significant. This could be subject to change if freight carriers are delayed or not able to operate.

Liquidity

Although the COVID-19 outbreak has created uncertain market conditions, we believe our business model, current cash balance, projected cash flow generation, and availability under our ABL credit facility leave us with a strong balance sheet and liquidity position. This financial strength allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to remain focused on our strategic plan and gives us the flexibility to continue to invest in future growth opportunities.

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

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 4.75% of the addressable market of homes in the United States. As such, a significant penetration opportunity exists for residential back-up generators. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven, and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to a variety of factors including the impending rollout of next-generation 5G wireless networks enabling new technologies and the growing importance for critical communications and other uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

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

Energy storage and monitoring markets developing quickly. During 2019, we entered the rapidly developing energy storage and monitoring markets with the acquisitions of Pika Energy and Neurio Technologies. We believe the electric power landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power utility quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to monitor, manage and store this power – potentially developing into a significant market opportunity annually. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets which we believe will position Generac as a key participant going forward. Although very different from the emergency backup power space we serve today, we believe this market will develop similarly as the home standby generator market has over the past two decades. Our efforts to develop a cost-effective global supply chain, omni-channel distribution, targeted consumer-based marketing content, and proprietary in-home sales tools have played a critical role in creating the market for home standby generators, and we intend to leverage our expertise and capabilities in these areas as we work to grow the energy storage and monitoring markets.

California market for backup power increasing.    During 2019, the largest utility in the state of California along with other utilities announced their intention and ultimately executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were pro-active measures to prevent their equipment from potentially causing catastrophic wildfires during the dry and windy season of the year. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, have resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators stand at approximately 1%. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity are some of the highest in the U.S., and the regulatory environment began mandating renewable energy on new construction starting in 2020.

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

Impact of business capital investment and other economic cycles.    The global markets for our commercial and industrial products are affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, office, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost reductions and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions in recent years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our extensive global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

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

Factors influencing interest expense and cash interest expense. Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. During the three months ended March 31, 2020, interest expense decreased slightly compared to the three months ended March 31, 2019, primarily due to lower LIBOR rates and a reduction in long-term borrowings as a result of our $49 million voluntary prepayment in December 2019, partially offset by increased borrowings by our foreign subsidiaries. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing relief to taxpayers due to the COVID-19 pandemic. While the CARES Act did not impact the current quarter results, we will continue to review the CARES Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly.

As of December 31, 2019, we had approximately $225 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $57 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 25.3%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million in 2020 and $102 million in 2021, which generates annual cash tax savings of $31 million in 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to our condensed consolidated financial statements.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Updates

The Company completed two acquisitions in 2019 – Neurio Technology, Inc. (“Neurio,” acquired on March 12, 2019) and Pika Energy, Inc. (“Pika,” acquired on April 26, 2019). Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business. Pika is a manufacturer of energy storage technologies that capture and store solar or power from other sources for homeowners or business owners. Together, these acquisitions provide the Company with the technology, expertise, and resources to enter the rapidly developing market for energy monitoring and storage. By combining Generac’s strong distribution, brand, and market creation capabilities with Neurio’s valuable energy monitoring technologies and Pika’s expertise in energy storage, we believe we are well positioned to offer a new, differentiated line of products and solutions to help homeowners and business owners reduce their overall energy costs.

Further information on these recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” and Note 2, “Acquisitions” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net sales	$475,915	$470,353	$5,562	1.2%
Cost of goods sold	303,595	308,178	(4,583)	-1.5%
Gross profit	172,320	162,175	10,145	6.3%
Operating expenses:
Selling and service	55,139	47,289	7,850	16.6%
Research and development	18,649	13,609	5,040	37.0%
General and administrative	27,889	24,762	3,127	12.6%
Amortization of intangible assets	7,781	5,342	2,439	45.7%
Total operating expenses	109,458	91,002	18,456	20.3%
Income from operations	62,862	71,173	(8,311)	-11.7%
Total other income (expense), net	(10,007)	(10,419)	412	-4.0%
Income before provision for income taxes	52,855	60,754	(7,899)	-13.0%
Provision for income taxes	9,444	14,985	(5,541)	-37.0%
Net income	43,411	45,769	(2,358)	-5.2%
Net income attributable to noncontrolling interests	(1,049)	908	(1,957)	-215.5%
Net income attributable to Generac Holdings Inc.	$44,460	$44,861	$(401)	-0.9%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$376,030	$356,498	$19,532	5.5%
International	99,885	113,855	(13,970)	-12.3%
Total net sales	$475,915	$470,353	$5,562	1.2%

	Adjusted EBITDA
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Domestic	$82,775	$81,228	$1,547	1.9%
International	3,250	5,900	(2,650)	-44.9%
Total Adjusted EBITDA	$86,025	$87,128	$(1,103)	-1.3%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$257,619	$217,830	$39,789	18.3%
Commercial & industrial products	172,066	209,124	(37,058)	-17.7%
Other	46,230	43,399	2,831	6.5%
Total net sales	$475,915	$470,353	$5,562	1.2%

Net sales.    The increase in Domestic sales for the three months ended March 31, 2020 was primarily due to continued strong growth in shipments of home standby generators benefiting from the elevated outage activity over the past several quarters, including a significant increase in demand in California. In addition, shipments of our new energy storage products added to the Domestic segment sales growth. The overall Domestic segment growth was partially offset by lower shipments of C&I products to national telecom customers as compared to a strong prior year, as well as a decline in sales of mobile products primarily due to weakness caused from the onset of the COVID-19 pandemic and collapse oil prices. Core sales growth for the Domestic segment, which excludes the impact of the Neurio and Pika acquisitions, was flat.

International sales for the three months ended March 31, 2020 decreased 12.3% compared to the prior year quarter. Core sales for the International segment, which excludes the unfavorable impact of currency and the impact of the Captiva acquisition, declined approximately 10% compared to the prior year period. The decline was primarily driven by a sharp drop in demand caused by the COVID-19 pandemic and its impact on certain key regions of the world, which magnified the slower economic growth and geopolitical headwinds already being experienced.

Overall, the net sales contribution from all non-annualized recent acquisitions to the three months ended March 31, 2020 was $1.0 million.

Gross profit.    Gross profit margin for the first quarter of 2020 was 36.2% compared to 34.5% in the prior year first quarter. Favorable sales mix was partially offset by the unfavorable mix impact from acquisitions.

Operating expenses.   The increase in operating expenses was primarily driven by recurring operating expenses from recent acquisitions, greater marketing and promotional spend, higher employee costs and additional intangible amortization.

Other expense.    The decrease in Other expense, net was primarily driven by a decrease in interest expense.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2020 and 2019 were 17.9% and 24.7%, respectively. The decrease in the effective tax rate in the current quarter is primarily the result of a discrete tax benefit related to equity compensation as well as the mix of earnings in the jurisdictions in which we operate.

Net income attributable to Generac Holdings Inc.    The slight decrease for the first quarter of 2020 compared to the prior year period was primarily driven by the increased operating expense investments, mostly offset by the gross margin expansion during the quarter and the lower provision for income taxes in the current year.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the first quarter of 2020 was $82.8 million, or 22.0% of net sales, as compared to $81.2 million, or 22.8% of net sales, in the prior year quarter. Favorable sales mix was more than offset by the aforementioned impact from recent acquisitions and higher core operating expense investments.

Adjusted EBITDA for the International segment in the first quarter of 2020, before deducting for non-controlling interests, was $3.3 million, or 3.3% of net sales, as compared to $5.9 million, or 5.2% of net sales, in the prior year quarter. Decreased operating leverage on the lower sales volumes was the primary contributor to the margin decline.

Adjusted Net Income.    Adjusted Net Income of $55.1 million for the three months ended March 31, 2020 decreased 2.5% from $56.5 million for the three months ended March 31, 2019, due to the factors outlined above.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan currently matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2020, our secured leverage ratio was 1.48 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023 and bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case, subject to adjustments based upon average availability under the ABL Facility. As of March 31, 2020, there were $21.3 million of borrowings outstanding and $265.4 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of March 31, 2020.

As of March 31, 2020, the Company had $572.9 million of liquidity between $307.5 million of cash and equivalents and $265.4 million available under its ABL revolving credit facility, which matures in June 2023. Additionally, the Company has no maturities on its Term Loan until December 2026. We believe we have a strong liquidity position that allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to remain focused on our strategic plan and gives us the flexibility to continue to invest in future growth opportunities.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and allowed for the repurchase of an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the three months ended March 31, 2020 and 2019, no share repurchases were made. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

See Note 12, “Credit Agreements” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our favorable tax attributes (which result in a lower cash tax rate as compared to the U.S. statutory tax rate) provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay down principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net cash provided by operating activities	$11,346	$14,571	$(3,225)	-22.1%
Net cash used in investing activities	(12,276)	(76,685)	64,409	84.0%
Net cash used in financing activities	(16,084)	(1,622)	(14,462)	-891.6%

The slight decrease in net cash provided by operating activities was primarily driven by the decrease in net income as compared to the prior year period.

Net cash used in investing activities for the three months ended March 31, 2020 primarily represents cash payments of $12.9 million related to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2019 primarily represents cash payments of $61.5 million related to the acquisition of businesses and $15.9 million for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2020 primarily represents $26.7 million of debt repayments ($25.5 million of short-term borrowings and $1.2 million of long-term borrowings and finance lease obligations), $7.7 million of taxes paid related to equity awards, and $4.0 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $20.7 million from short-term borrowings and $1.6 million from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2019 primarily represents $14.2 million of debt repayments ($13.3 million of short-term borrowings and $0.9 million of long-term borrowings) and $3.2 million of taxes paid related to equity awards. These payments were partially offset by cash proceeds of $13.5 million from short-term borrowings and $2.2 million from the exercise of stock options.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 25, 2020 filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 25, 2020 filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; and income taxes.

There have been no material changes in our business combinations, purchase accounting and income taxes critical accounting policies since the February 25, 2020 filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis (as of October 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

Given the significant uncertainty within the global markets created by the COVID-19 pandemic and the volatility in the price of oil, management determined that we should perform an interim quantitative assessment of our reporting units for possible goodwill and indefinite-lived asset impairment as of March 31, 2020. The estimates and assumptions used when preparing the discounted cash flow analysis for purposes of our interim impairment test for each of our reporting units were based on current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows, the duration and extent of impact to our reporting units from the COVID-19 pandemic, and current discount rates based on the estimated weighted average cost of capital for the business. Based on our interim impairment assessment as of March 31, 2020, we concluded no impairment existed. In our March 31, 2020 impairment test calculation, the Latin America and Generac Mobile Products reporting units each had an estimated fair value that exceeded their carrying value by approximately 15%.

The carrying value of the Latin America goodwill was $39.3 million as of March 31, 2020. Key financial assumptions used to determine the fair value of the reporting unit include revenue growth levels that reflect the impact from the COVID-19 pandemic with an eventual return to normalized revenue growth patterns and profitability in future years, a 3% terminal growth rate and an 11.2% discount rate. The reporting unit’s fair value would approximate its carrying value with a 100 basis point increase in the discount rate or a 150 basis point reduction in the sales continuous annual growth rate and terminal growth rate.

The carrying value of the Generac Mobile goodwill was $48.6 million as of March 31, 2020. Key financial assumptions used to determine the fair value of the reporting unit include revenue growth levels that reflect a significant reduction in demand as a result of the COVID-19 pandemic as well as the drop in oil prices, with an eventual return to normalized revenue growth patterns and profitability in future years, a 3% terminal growth rate and a 12.8% discount rate. The reporting unit’s fair value would approximate its carrying value with a 150 basis point increase in the discount rate or a 200 basis point reduction in the sales continuous annual growth rate and terminal growth rate.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2020 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2020	2019

Net income attributable to Generac Holdings Inc.	$44,460	$44,861
Net income attributable to noncontrolling interests	(1,049)	908
Net income	43,411	45,769
Interest expense	9,053	10,272
Depreciation and amortization	16,116	12,607
Provision for income taxes	9,444	14,985
Non-cash write-down and other adjustments (a)	2,284	(1,400)
Non-cash share-based compensation expense (b)	4,574	3,594
Transaction costs and credit facility fees (c)	234	1,286
Business optimization expenses (d)	512	169
Other	397	(154)
Adjusted EBITDA	86,025	87,128
Adjusted EBITDA attributable to noncontrolling interests	(102)	2,050
Adjusted EBITDA attributable to Generac Holdings Inc.	$86,127	$85,078

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

(d) Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities. These charges represent expenses that are not from our core operations and do not reflect our ongoing operations.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2020	2019

Net income attributable to Generac Holdings Inc.	$44,460	$44,861
Net income attributable to noncontrolling interests	(1,049)	908
Net income	43,411	45,769
Provision for income taxes	9,444	14,985
Income before provision for income taxes	52,855	60,754
Amortization of intangible assets	7,781	5,342
Amortization of deferred finance costs and original issue discount	642	1,177
Transaction costs and other purchase accounting adjustments (a)	40	1,035
Business optimization expenses	512	169
Adjusted net income before provision for income taxes	61,830	68,477
Cash income tax expense (b)	(7,345)	(10,510)
Adjusted net income	54,485	57,967
Adjusted net income attributable to noncontrolling interests	(581)	1,474
Adjusted net income attributable to Generac Holdings Inc.	$55,066	$56,493

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.87	$0.91
Weighted average common shares outstanding - diluted:	63,283,737	62,223,638

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amount for the three months ended March 31, 2020 is based on an anticipated cash income tax rate of approximately 14% for the year ending December 31, 2020. Amount for the three months ended March 31, 2019 was based on an anticipated cash income tax rate of approximately 17% for the year ended December 31, 2019. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2020, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 25, 2020 filing of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the following:

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and will continue to adversely affect our operations, supply chain, distribution, and demand for certain of our products and services.   The global outbreak of COVID-19 has created significant uncertainty within the global markets that we serve. We have operations, customers and suppliers in countries significantly impacted by COVID-19. Governmental authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions in the future. We have also taken actions to protect our employees and to mitigate the spread of COVID-19 within our business. There can be no assurance that the measures implemented by governmental authorities or our own actions will be effective or achieve their desired results in a timely fashion.

The impact of COVID-19 on the global economy and our customers, as well as recent volatility in oil prices, has negatively impacted demand for our products and is expected to continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations and supply chain, which could negatively impact our ability to meet customer demand. Our forward-looking statements assume that our production facilities, supply chain and distribution partners continue to operate during the pandemic. To date, we have been able to operate the majority of our facilities given our status as an essential operation. If we were to encounter a significant work stoppage, disruption, or outbreak due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

Furthermore, the impact of COVID-19 on the economy, demand for our products and impacts to our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including risks related to the fair market value of intangible assets that could lead to an impairment, which may have a significant impact on the Company's operating results and financial condition, although we are unable to predict the extent or nature of these impacts at this time.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2020, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2020 – 01/31/2020	-	-	-	$250,000,000
02/01/2020 – 02/29/2020	31,209	$102.44	-	$250,000,000
03/01/2020 – 03/31/2020	35,672	$101.99	-	$250,000,000
Total	66,881	$102.20

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 5, 2020