Form 10-Q
period 2020-06-30
GENERAC HOLDINGS INC.
filed 2020-08-04
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, there were 62,789,673 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$396,734	$322,883
Accounts receivable, less allowance for credit losses	322,937	319,538
Inventories	544,372	522,024
Prepaid expenses and other assets	33,063	31,384
Total current assets	1,297,106	1,195,829

Property and equipment, net	317,822	316,976

Customer lists, net	47,162	55,552
Patents and technology, net	76,824	85,546
Other intangible assets, net	6,905	8,259
Tradenames, net	145,740	148,377
Goodwill	796,169	805,284
Deferred income taxes	2,129	2,933
Operating lease and other assets	77,768	46,913
Total assets	$2,767,625	$2,665,669

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$52,343	$58,714
Accounts payable	230,229	261,977
Accrued wages and employee benefits	36,937	41,361
Other accrued liabilities	164,179	132,629
Current portion of long-term borrowings and finance lease obligations	3,032	2,383
Total current liabilities	486,720	497,064

Long-term borrowings and finance lease obligations	841,116	837,767
Deferred income taxes	96,539	96,328
Operating lease and other long-term liabilities	184,956	140,432
Total liabilities	1,609,331	1,571,591

Redeemable noncontrolling interests	61,019	61,227

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 71,960,067 and 71,667,726 shares issued at June 30, 2020 and December 31, 2019, respectively	720	717
Additional paid-in capital	512,318	498,866
Treasury stock, at cost	(331,415)	(324,551)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,190,749	1,084,383
Accumulated other comprehensive loss	(72,526)	(24,917)
Stockholders’ equity attributable to Generac Holdings Inc.	1,097,730	1,032,382
Noncontrolling interests	(455)	469
Total stockholders' equity	1,097,275	1,032,851
Total liabilities and stockholders’ equity	$2,767,625	$2,665,669

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$546,848	$541,916	$1,022,763	$1,012,269
Costs of goods sold	337,865	346,078	641,460	654,256
Gross profit	208,983	195,838	381,303	358,013

Operating expenses:
Selling and service	62,526	52,309	117,665	99,598
Research and development	19,455	17,694	38,104	31,303
General and administrative	29,782	27,658	57,671	52,420
Amortization of intangibles	7,667	7,251	15,448	12,593
Total operating expenses	119,430	104,912	228,888	195,914
Income from operations	89,553	90,926	152,415	162,099

Other (expense) income:
Interest expense	(7,932)	(10,452)	(16,985)	(20,724)
Investment income	660	452	1,620	1,366
Other, net	(216)	(393)	(2,130)	(1,454)
Total other expense, net	(7,488)	(10,393)	(17,495)	(20,812)

Income before provision for income taxes	82,065	80,533	134,920	141,287
Provision for income taxes	18,473	18,827	27,917	33,812
Net income	63,592	61,706	107,003	107,475
Net (loss) income attributable to noncontrolling interests	(2,553)	(252)	(3,602)	656
Net income attributable to Generac Holdings Inc.	$66,145	$61,958	$110,605	$106,819

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.04	$0.99	$1.73	$1.75
Weighted average common shares outstanding - basic:	62,267,083	61,921,711	62,190,438	61,841,823

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.02	$0.98	$1.70	$1.74
Weighted average common shares outstanding - diluted:	63,364,253	62,405,863	63,363,721	62,349,030

Comprehensive income attributable to Generac Holdings Inc.	$66,758	$57,398	$63,660	$96,925

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2020	71,844,675	$719	$504,195	(9,169,894)	$(331,386)	$(202,116)	$1,126,174	$(73,944)	$1,023,642	$45	$1,023,687
Unrealized loss on interest rate swaps, net of tax of ($1,215)	–	–	–	–	–	–	–	(3,596)	(3,596)	–	(3,596)
Foreign currency translation adjustment	–	–	–	–	–	–	–	5,014	5,014	2	5,016
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	115,392	1	2,723	–	–	–	–	–	2,724	–	2,724
Net share settlement of restricted stock awards	–	–	–	(268)	(29)	–	–	–	(29)	–	(29)
Share-based compensation	–	–	5,400	–	–	–	–	–	5,400	–	5,400
Redemption value adjustment	–	–	–	–	–	–	(1,570)	–	(1,570)	–	(1,570)
Net income	–	–	–	–	–	–	66,145	–	66,145	(502)	65,643

Balance at June 30, 2020	71,960,067	$720	$512,318	(9,170,162)	$(331,415)	$(202,116)	$1,190,749	$(72,526)	$1,097,730	$(455)	$1,097,275

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2020	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($6,556)	–	–	–	–	–	–	–	(19,409)	(19,409)	–	(19,409)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(28,200)	(28,200)	(2)	(28,202)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	292,341	3	3,478	–	–	–	–	–	3,481	–	3,481
Net share settlement of restricted stock awards	–	–	–	(67,149)	(6,864)	–	–	–	(6,864)	–	(6,864)
Share-based compensation	–	–	9,974	–	–	–	–	–	9,974	–	9,974
Redemption value adjustment	–	–	–	–	–	–	(3,092)	–	(3,092)	–	(3,092)
Net income	–	–	–	–	–	–	110,605	–	110,605	(922)	109,683

Balance at June 30, 2020	71,960,067	$720	$512,318	(9,170,162)	$(331,415)	$(202,116)	$1,190,749	$(72,526)	$1,097,730	$(455)	$1,097,275

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2019	71,395,561	$714	$481,391	(9,097,711)	$(324,115)	$(202,116)	$878,416	$(29,870)	$804,420	$5,535	$809,955
Unrealized loss on interest rate swaps, net of tax of ($2,478)	–	–	–	–	–	–	–	(7,053)	(7,053)	–	(7,053)
Foreign currency translation adjustment	–	–	–	–	–	–	–	3,092	3,092	(17)	3,075
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	75,780	1	(22)	–	–	–	–	–	(21)	–	(21)
Net share settlement of restricted stock awards	–	–	–	(583)	(34)	–	–	–	(34)	–	(34)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	4,334	–	–	–	–	–	4,334	–	4,334
Redemption value adjustment	–	–	–	–	–	–	(756)	–	(756)	–	(756)
Net income	–	–	–	–	–	–	61,958	–	61,958	(162)	61,796

Balance at June 30, 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011

	Generac Holdings Inc.
						Excess	Retained	Accumulated
			Additional			Purchase Price	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Over	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Predecessor Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized loss on interest rate swaps, net of tax of ($4,278)	–	–	–	–	–	–	–	(12,177)	(12,177)	–	(12,177)
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,159	2,159	38	2,197
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	284,923	3	1,659	–	–	–	–	–	1,662	–	1,662
Net share settlement of restricted stock awards	–	–	–	(51,234)	(2,676)	–	–	–	(2,676)	–	(2,676)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	7,928	–	–	–	–	–	7,928	–	7,928
Redemption value adjustment	–	–	–	–	–	–	1,676	–	1,676	–	1,676
Net income	–	–	–	–	–	–	106,819	–	106,819	481	107,300

Balance at June 30, 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$107,003	$107,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,471	14,754
Amortization of intangible assets	15,448	12,593
Amortization of original issue discount and deferred financing costs	1,286	2,376
Deferred income taxes	8,029	11,108
Share-based compensation expense	9,974	7,928
Other non-cash charges	8,906	400
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,021)	(8,794)
Inventories	(35,316)	(21,157)
Other assets	(1,220)	(3,086)
Accounts payable	(22,987)	(68,539)
Accrued wages and employee benefits	(3,604)	(14,912)
Other accrued liabilities	31,851	(16,077)
Excess tax benefits from equity awards	(4,706)	(1,455)
Net cash provided by operating activities	113,114	22,614

Investing activities
Proceeds from sale of property and equipment	12	49
Proceeds from beneficial interests in securitization transactions	1,324	1,396
Expenditures for property and equipment	(26,332)	(34,376)
Acquisition of business, net of cash acquired	–	(112,941)
Net cash used in investing activities	(24,996)	(145,872)

Financing activities
Proceeds from short-term borrowings	122,489	35,790
Proceeds from long-term borrowings	81	–
Repayments of short-term borrowings	(125,745)	(24,325)
Repayments of long-term borrowings and finance lease obligations	(2,460)	(2,000)
Payment of contingent acquisition consideration	(4,000)	–
Cash dividends paid to noncontrolling interest of subsidiary	–	(285)
Taxes paid related to equity awards	(10,951)	(4,441)
Proceeds from exercise of stock options	7,570	3,419
Net cash (used in) provided by financing activities	(13,016)	8,158

Effect of exchange rate changes on cash and cash equivalents	(1,251)	985

Net increase (decrease) in cash and cash equivalents	73,851	(114,115)
Cash and cash equivalents at beginning of period	322,883	224,482
Cash and cash equivalents at end of period	$396,734	$110,367

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

●

In April 2019, the Company acquired Pika Energy, Inc. (Pika), founded in 2010 and located in Westbrook, Maine. Pika is a designer and manufacturer of battery storage technologies that capture and store solar or grid power for homeowners and businesses and is also a developer of advanced power electronics, software and controls for smart energy storage and management.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis (as of October 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. As disclosed in Note 2, “Significant Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of its 2019 Annual Report on Form 10-K, the Company concluded there was no impairment in its goodwill and other indefinite-lived intangible assets as of October 31, 2019.

Given the uncertainty within the global markets caused by the onset of the COVID-19 pandemic and the collapse in the price of oil during the first quarter of 2020, the Company determined that it should perform an interim quantitative assessment of its reporting units for possible goodwill and other indefinite-lived intangible asset impairment as of March 31, 2020.  Estimates and assumptions used when preparing the discounted cash flow analysis for purposes of the interim impairment test for each reporting unit were based on current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows, the duration and extent of the impact from the COVID-19 pandemic, and current discount rates based on the estimated weighted average cost of capital for the business.

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

The Company did not identify any indicators of impairment for any of its reporting units during the three months ended June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$59,904	$57,357	$61,227	$61,004
Net income	(2,052)	(90)	(2,681)	175
Foreign currency translation	1,597	1,094	(619)	(386)
Redemption value adjustment	1,570	756	3,092	(1,676)
Balance at end of period	$61,019	$59,117	$61,019	$59,117

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, sixteen of which were still outstanding as of June 30, 2020. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to nineteen as of June 30, 2020. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of losses, net of tax, recognized for the three and six months ended June 30, 2020 were $(3,596) and $(19,409), respectively. The amount of losses, net of tax, recognized for the three and six months ended June 30, 2019 were $(7,053) and $(12,177), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2020	December 31, 2019
Commodity contracts	$842	$6
Foreign currency contracts	64	31
Interest rate swaps	(36,390)	(10,425)

The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2020. The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of  December 31, 2019 Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2020 and December 31, 2019 is a liability of $36,294 and $10,588, respectively, which represent the amount the Company would pay upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $814,094, was approximately $813,400 (Level 2) at June 30, 2020, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2020 and 2019, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – April, 1 2020	$(49,836)	$-	$(24,108)		$(73,944)
Other comprehensive income (loss) before reclassifications	5,014	-	(3,596)	(1)	1,418
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	5,014	-	(3,596)		1,418
Ending Balance – June 30, 2020	$(44,822)	$-	$(27,704)		$(72,526)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April, 1 2019	$(19,765)	$(10,541)	$436		$(29,870)
Other comprehensive income (loss) before reclassifications	3,092	-	(7,053)	(2)	(3,961)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	3,092	-	(7,053)		(3,961)
Ending Balance – June 30, 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)

	Foreign Currency Translation Adjustments		Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2020	$(16,622)		$-	$(8,295)		$(24,917)
Other comprehensive loss before reclassifications	(28,200)	(3)	-	(19,409)	(4)	(47,609)
Amounts reclassified from AOCL	-		-	-		-
Net current-period other comprehensive loss	(28,200)		-	(19,409)		(47,609)
Ending Balance – June 30, 2020	$(44,822)		$-	$(27,704)		$(72,526)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560		$(23,813)
Other comprehensive income (loss) before reclassifications	2,159	-	(12,177)	(5)	(10,018)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	2,159	-	(12,177)		(10,018)
Ending Balance – June 30, 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)

(1)	Represents unrealized losses of $(4,811), net of tax effect of $1,215 for the three months ended June 30, 2020.
(2)	Represents unrealized losses of $(9,531), net of tax effect of $2,478 for the three months ended June 30, 2019.
(3)	Represents the unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(4)	Represents unrealized losses of $(25,965), net of tax effect of $6,556 for the six months ended June, 30, 2020.
(5)	Represents unrealized losses of $(16,455), net of tax effect of $4,278 for the six months ended June 30, 2019.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’s Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues that are substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of power generation equipment, energy technology solutions, and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, and regional considerations.

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

	Net Sales by Segment
	Three Months Ended June 30, 2020
Product Classes	Domestic	International	Total
Residential products	$327,857	$13,495	$341,352
Commercial & industrial products	90,339	64,551	154,890
Other	42,578	8,028	50,606
Total net sales	$460,774	$86,074	$546,848

	Three Months Ended June 30, 2019
Product Classes	Domestic	International	Total
Residential products	$252,340	$16,034	$268,374
Commercial & industrial products	137,197	93,231	230,428
Other	31,995	11,119	43,114
Total net sales	$421,532	$120,384	$541,916

	Net Sales by Segment
	Six Months Ended June 30, 2020
Product Classes	Domestic	International	Total
Residential products	$571,686	$27,285	$598,971
Commercial & industrial products	186,167	140,790	326,957
Other	78,951	17,884	96,835
Total net sales	$836,804	$185,959	$1,022,763

	Six Months Ended June 30, 2019
Product Classes	Domestic	International	Total
Residential products	$456,599	$29,605	$486,204
Commercial & industrial products	258,022	181,530	439,552
Other	63,409	23,104	86,513
Total net sales	$778,030	$234,239	$1,012,269

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

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$121,256	$103,686	$204,030	$184,914
International	1,884	8,200	5,134	14,100
Total adjusted EBITDA	$123,140	$111,886	$209,164	$199,014

Interest expense	(7,932)	(10,452)	(16,985)	(20,724)
Depreciation and amortization	(16,803)	(14,740)	(32,919)	(27,347)
Non-cash write-down and other adjustments (1)	893	(1,726)	(1,391)	(326)
Non-cash share-based compensation expense (2)	(5,400)	(4,334)	(9,974)	(7,928)
Transaction costs and credit facility fees (3)	(358)	(413)	(592)	(1,699)
Business optimization and other charges (4)	(11,460)	(73)	(11,972)	(242)
Other	(15)	385	(411)	539
Income before provision for income taxes	$82,065	$80,533	$134,920	$141,287

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets, and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(4)	For the three and six months ended June 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices, consisting of $6,318 and $6,419 classified within costs of goods sold and $5,142 and $5,553 classified within operating expenses, respectively. For the three and six months ended June 30, 2019, represents severance and other charges related to the consolidation of certain of our facilities.

In the fourth quarter of 2019, management determined that the Latin American export operations of the legacy Generac business (GPS LATAM) should have been included in the International reportable segment beginning in 2018. Previously, GPS LATAM was reported in the Domestic segment, in amounts that were not material. To reflect this change, management has chosen to correct the net sales and adjusted EBITDA by segment as follows: For the three and six months ended June 30, 2019, net sales of $4,406 and $7,156, and adjusted EBITDA of $845 and $592, respectively, were moved from the Domestic segment to the International segment.

The Company’s sales in the United States represented approximately 83% and 74% of total sales for the three months ended June 30, 2020 and 2019, respectively. The Company's sales in the United States represented approximately 80% and 73% of total sales for the six month periods ended June 30, 2020 and 2019, respectively. Approximately 82% and 80% of the Company’s identifiable long-lived assets were located in the United States at  June 30, 2020 and December 31, 2019, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$319,649	$328,021
Work-in-process	5,935	10,387
Finished goods	218,788	183,616
Total	$544,372	$522,024

Property and equipment consists of the following:

	June 30,	December 31,
	2020	2019

Land and improvements	$17,126	$18,252
Buildings and improvements	180,734	177,079
Machinery and equipment	134,474	117,114
Dies and tools	23,005	22,040
Vehicles	4,005	3,955
Office equipment and systems	100,801	99,124
Leasehold improvements	4,456	4,293
Construction in progress	29,803	36,299
Gross property and equipment	494,404	478,156
Accumulated depreciation	(176,582)	(161,180)
Total	$317,822	$316,976

Total property and equipment included finance leases of $27,179 and $26,063 at June 30, 2020 and  December 31, 2019, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity by entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate based on current conditions. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. In addition, the Company holds a credit insurance plan that covers the risk of loss up to specified amounts on certain trade receivables. As of June 30, 2020, the Company had gross receivables of $334,034 and an allowance for credit losses of $11,097.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance at beginning of period	$7,668	$6,968
Adoption of ASU 2016-13	-	1,147
Provision for credit losses	3,513	3,830
Charge-offs	(116)	(279)
Currency translation	32	(569)
Balance at end of period	$11,097	$11,097

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$49,023	$43,562	$49,316	$41,785
Product warranty reserve assumed in acquisition	-	195	-	407
Payments	(7,881)	(5,657)	(15,469)	(11,291)
Provision for warranty issued	8,456	8,178	16,742	15,138
Changes in estimates for pre-existing warranties	726	(954)	(265)	(715)
Balance at end of period	$50,324	$45,324	$50,324	$45,324

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$80,880	$70,844	$78,738	$68,340
Deferred revenue contracts issued	6,225	7,114	12,164	12,914
Amortization of deferred revenue contracts	(3,952)	(3,441)	(7,749)	(6,737)
Balance at end of period	$83,153	$74,517	$83,153	$74,517

Thetiming of recognition of the Company’s deferred revenue balance related to extended warranties at June 30, 2020 is as follows:

Remainder of 2020	$8,205
2021	17,900
2022	17,268
2023	12,279
2024	10,324
After 2024	17,177
Total	$83,153

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2020	2019
Product warranty liability
Current portion - other accrued liabilities	$28,064	$27,885
Long-term portion - other long-term liabilities	22,260	21,431
Total	$50,324	$49,316

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$19,003	$15,519
Long-term portion - other long-term liabilities	64,150	63,219
Total	$83,153	$78,738

11.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $6,205 and $9,952 at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recognized revenue of $6,748 related to amounts included in the December 31, 2019 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2020	2019
ABL facility	$7,279	$30,961
Other lines of credit	45,064	27,753
Total	$52,343	$58,714

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2020	2019
Term loan	$830,000	$830,000
Original issue discount and deferred financing costs	(16,762)	(18,048)
Finance lease obligation	27,157	25,962
Other	3,753	2,236
Total	844,148	840,150
Less: current portion of debt	1,010	553
Less: current portion of finance lease obligation	2,022	1,830
Total	$841,116	$837,767

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

The Term Loan does not require an Excess Cash Flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2020, the Company’s net secured leverage ratio was 1.41 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

As of June 30, 2020, there was $7,279 outstanding under the ABL Facility, leaving $292,281 of availability, net of outstanding letters of credit.

As of June 30, 2020 and December 31, 2019, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $52,343 and $58,714, respectively.

13.   Stock Repurchase Program

In August 2015, the Company’s Board of Directors approved a $200,000 stock repurchase program, which the Company completed in the third quarter of 2016. In October 2016, the Company’s Board of Directors approved another $250,000 stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Company’s Board of Directors approved another stock repurchase program, which commenced in October 2018, and allowed for the repurchase of an additional $250,000 of its common stock over the following 24 months. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three and six months ended June 30, 2020. Since the inception of the above noted programs, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to Generac Holdings Inc.	$66,145	$61,958	$110,605	$106,819
Redeemable noncontrolling interest redemption value adjustment	(1,570)	(756)	(3,092)	1,676
Net income attributable to common shareholders	$64,575	$61,202	$107,513	$108,495

Denominator
Weighted average shares, basic	62,267,083	61,921,711	62,190,438	61,841,823
Dilutive effect of stock compensation awards (1)	1,097,170	484,152	1,173,283	507,207
Diluted shares	63,364,253	62,405,863	63,363,721	62,349,030

Net income attributable to common shareholders per share
Basic	$1.04	$0.99	$1.73	$1.75
Diluted	$1.02	$0.98	$1.70	$1.74

(1) Excludes approximately 49,000 and 41,000 stock options for the three months ended June 30, 2020 and 2019, respectively, as the impact of such awards was anti-dilutive. Excludes approximately 15,000 and 76,000 stock options for the six months ended June 30, 2020 and 2019, respectively, as the impact of such awards was anti-dilutive.

15. Income Taxes

The effective income tax rates for the six months ended June 30, 2020 and 2019 were 20.7% and 23.9%, respectively. The decrease in the effective tax rate in the current year is primarily the result of a discrete tax benefit related to equity compensation as well as the favorable mix of earnings in the jurisdictions where the Company operates.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2020 and December 31, 2019 was approximately $54,600 and $49,600, respectively.

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

Impact of COVID-19 on Our Business

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization in March 2020 and has negatively affected the global economy, disrupted global supply chains and created significant market volatility and uncertainty. Our management team has been very proactive in addressing the impact of COVID-19 on our business. The situation continues to evolve, and we are working to ensure employee safety, monitor customer demand, proactively address supply chain or production challenges, and support our communities during this challenging time. We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have, to-date, been operational. We have implemented changes in our work practices, maintaining a safe working environment for production employees at our facilities, while enabling other employees to productively work from home.

The extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers.

Demand

The COVID-19 pandemic has created significant uncertainty within the global markets that we serve. Several areas of our business have been and may continue to be negatively impacted, in particular our Commercial and Industrial (C&I) products around the world. The decline in oil prices is impacting our C&I mobile products demand significantly as national rental customers are deferring their capital spending. C&I stationary product shipments through our North American distributor channel have slowed due to declines in quoting activity during the second quarter as non-residential construction activity continued to slow. Additionally, the COVID-19 pandemic has caused a broad-based sharp drop in global demand for our products, which magnified the slower economic growth and geopolitical headwinds already being experienced by our international business. Given the magnitude of the downturn in demand for C&I products, we initiated a number of meaningful cost-cutting actions for this part of our business during the second quarter to better align our cost structure with customer demand. We are continuing to monitor these negative impacts on our C&I product demand closely and may implement additional cost-cutting measures in response.

With regards to our Residential products, historical experience and our current quarter results have shown that demand for Residential products tends to be defensive in nature, and decouples from broader economic trends as these products are largely driven by power outages. The aging and underinvested electrical grid in the U.S. continues to be more vulnerable to elevated power outages across the country. As the vast majority of U.S. citizens are spending much more time at home, it is becoming more essential to have a backup power strategy, especially as homeowners are doing more critical activities like working and learning from home. In addition, with California emerging as a major market for back-up power and our entrance into clean energy, we believe these incremental growth drivers will more than offset the impact of lower consumer spending due to COVID-19.

Supply Chain and Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, and business shutdowns. While we are deemed an essential, critical infrastructure business and the majority of our facilities currently remain operational, this continues to be a fluid process and subject to change. We have experienced and may continue to experience increased employee absences at several of our production facilities. If we were to encounter a significant work stoppage, disruption, or outbreak due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

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

Factors influencing interest expense and cash interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. During the six months ended June 30, 2020, interest expense decreased compared to the six months ended June 30, 2019, primarily due to lower LIBOR rates and lower outstanding borrowings. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing relief to taxpayers due to the COVID-19 pandemic. We have reviewed and implemented elements of the CARES Act based on guidance provided by the U.S. Treasury Department. However, the benefits were not material to the current quarter. While the CARES Act did not impact the current quarter results, we will continue to review the CARES Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly.

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

Recent Updates

The Company completed two acquisitions in 2019 which accelerated our entrance into the clean energy market – Neurio Technology, Inc. (“Neurio,” acquired on March 12, 2019) and Pika Energy, Inc. (“Pika,” acquired on April 26, 2019). Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business. Pika is a manufacturer and developer of energy storage technologies that capture and store solar or power from other sources for homeowners or business owners. Together, these acquisitions provide the Company with the technology, expertise, and resources to enter the rapidly developing market for energy monitoring and storage. By combining Generac’s strong sourcing, distribution, brand, and market creation capabilities with Neurio’s valuable energy monitoring technologies and Pika’s expertise in energy storage, we believe we are well positioned to offer a new, differentiated line of products and solutions to help homeowners and business owners reduce their overall energy costs while also protecting them from brief power outages.

Further information on these recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” and Note 2, “Acquisitions” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net sales	$546,848	$541,916	$4,932	0.9%
Costs of goods sold	337,865	346,078	(8,213)	-2.4%
Gross profit	208,983	195,838	13,145	6.7%
Operating expenses:
Selling and service	62,526	52,309	10,217	19.5%
Research and development	19,455	17,694	1,761	10.0%
General and administrative	29,782	27,658	2,124	7.7%
Amortization of intangible assets	7,667	7,251	416	5.7%
Total operating expenses	119,430	104,912	14,518	13.8%
Income from operations	89,553	90,926	(1,373)	-1.5%
Total other income (expense), net	(7,488)	(10,393)	2,905	-28.0%
Income before provision for income taxes	82,065	80,533	1,532	1.9%
Provision for income taxes	18,473	18,827	(354)	-1.9%
Net income	63,592	61,706	1,886	3.1%
Net income attributable to noncontrolling interests	(2,553)	(252)	(2,301)	913.1%
Net income attributable to Generac Holdings Inc.	$66,145	$61,958	$4,187	6.8%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$460,774	$421,532	$39,242	9.3%
International	86,074	120,384	(34,310)	-28.5%
Total net sales	$546,848	$541,916	$4,932	0.9%

	Adjusted EBITDA
	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Domestic	$121,256	$103,686	$17,570	16.9%
International	1,884	8,200	(6,316)	-77.0%
Total Adjusted EBITDA	$123,140	$111,886	$11,254	10.1%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$341,352	$268,374	$72,978	27.2%
Commercial & industrial products	154,890	230,428	(75,538)	-32.8%
Other	50,606	43,114	7,492	17.4%
Total net sales	$546,848	$541,916	$4,932	0.9%

Net sales.    Domestic segment sales increased 9.3% to $460.8 million as compared to $421.5 million in the prior year quarter. The current year quarter experienced strong growth in shipments of home standby and portable generators as elevated outage activity and nationwide stay-at-home orders heightened consumer awareness of power reliability concerns. Chore products sold directly to consumers were also strong during the quarter as homeowners increased outdoor project activity while spending more time at home. In addition, shipments of the recently launched PWRcell energy storage system had a modest impact on growth despite the solar market being negatively impacted by deferrals of installations due to the COVID-19 pandemic. This residential products growth was partially offset by continued weakness in sales of C&I mobile products following the onset of the COVID-19 pandemic and collapse in oil prices, as well as lower shipments of C&I products to national telecom customers as compared to a strong prior-year comparison.

International sales for the three months ended June 30, 2020 decreased 28.5% compared to the prior year quarter. Core sales for the International segment, which excludes the unfavorable impact of currency, declined approximately 25% compared to the prior year. The decline was driven by a continued broad-based sharp drop in global demand caused by the COVID-19 pandemic, which magnified the underlying slower economic growth and geopolitical headwinds that were already being experienced.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $66.1 million as compared to $62.0 million in the prior year second quarter. The current quarter net income includes $11.5 million of pre-tax charges relating to business optimization and other restructuring costs to address the impact of the COVID-19 pandemic and decline in oil prices. The cost actions taken include certain headcount reductions, non-cash asset write-downs, and other charges. The charges, which primarily relate to C&I products, consist of $6.3 million classified within costs of goods sold and $5.2 million classified within operating expenses.

Gross profit.    Gross profit margin for the second quarter of 2020 was 38.2% compared to 36.1% in the prior year second quarter. The current year quarter includes the impact of the aforementioned $6.3 million of charges classified within costs of goods sold. The gross profit margin increase was primarily driven by favorable sales mix from significantly higher shipments of home standby generators, along with lower mix of C&I products.

Operating expenses.   Operating expenses increased $14.5 million, or 13.8%, as compared to the prior year second quarter. The current year quarter includes the impact of the aforementioned $5.2 million of charges classified within operating expenses. In addition to the COVID-19 charges, the increase was primarily driven by higher employee costs and marketing spend, which included incremental spend related to clean energy products, partially offset by a reduction in operating expenses for the International segment.

Other expense.    The decrease in Other expense, net was primarily driven by a decrease in interest expense due to lower LIBOR rates and lower outstanding borrowings.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2020 and 2019 were 22.5% and 23.4%, respectively. The decrease in the effective tax rate in the current quarter is primarily the result of higher share-based compensation deductions and a favorable geographical mix of earnings.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the second quarter of 2020 was $121.3 million, or 26.3% of net sales, as compared to $103.7 million, or 24.6% of net sales, in the prior year quarter. Favorable sales mix was partially offset by the aforementioned higher operating expense investments.

Adjusted EBITDA for the International segment in the second quarter of 2020, before deducting for non-controlling interests, was $1.9 million, or 2.2% of net sales, as compared to $8.2 million, or 6.8% of net sales, in the prior year quarter. Decreased operating leverage on the lower sales volumes was the primary contributor to the margin decline, despite a proactive reduction in operating expenses.

Adjusted Net Income.    Adjusted Net Income of $88.5 million for the three months ended June 30, 2020 increased 18.1% from $74.9 million for the three months ended June 30, 2019, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net sales	$1,022,763	$1,012,269	$10,494	1.0%
Costs of goods sold	641,460	654,256	(12,796)	-2.0%
Gross profit	381,303	358,013	23,290	6.5%
Operating expenses:
Selling and service	117,665	99,598	18,067	18.1%
Research and development	38,104	31,303	6,801	21.7%
General and administrative	57,671	52,420	5,251	10.0%
Amortization of intangible assets	15,448	12,593	2,855	22.7%
Total operating expenses	228,888	195,914	32,974	16.8%
Income from operations	152,415	162,099	(9,684)	-6.0%
Total other expense, net	(17,495)	(20,812)	3,317	-15.9%
Income before provision for income taxes	134,920	141,287	(6,367)	-4.5%
Provision for income taxes	27,917	33,812	(5,895)	-17.4%
Net income	107,003	107,475	(472)	-0.4%
Net income attributable to noncontrolling interests	(3,602)	656	(4,258)	-649.1%
Net income attributable to Generac Holdings Inc.	$110,605	$106,819	$3,786	3.5%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$836,804	$778,030	$58,774	7.6%
International	185,959	234,239	(48,280)	-20.6%
Total net sales	$1,022,763	$1,012,269	$10,494	1.0%

	Adjusted EBITDA
	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Domestic	$204,030	$184,914	$19,116	10.3%
International	5,134	14,100	(8,966)	-63.6%
Total Adjusted EBITDA	$209,164	$199,014	$10,150	5.1%

The following table sets forth our product class information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$598,971	$486,204	$112,767	23.2%
Commercial & industrial products	326,957	439,552	(112,595)	-25.6%
Other	96,835	86,513	10,322	11.9%
Total net sales	$1,022,763	$1,012,269	$10,494	1.0%

Net sales.    Domestic segment sales increased 7.6% to $836.8 million as compared to $778 million in the prior year. The current year experienced strong growth in shipments of home standby and portable generators as elevated outage activity and nationwide stay-at-home orders heightened consumer awareness of power reliability concerns. Chore products sold directly to consumers were also strong during the current year as homeowners increased outdoor project activity while spending more time at home. In addition, shipments of the recently launched PWRcell energy storage system had a modest impact on growth despite the solar market being negatively impacted by deferrals of installations due to the COVID-19 pandemic. This residential products growth was partially offset by weakness in sales of C&I mobile products following the onset of the COVID-19 pandemic and collapse in oil prices, as well as lower shipments of C&I products to national telecom customers as compared to a strong prior year comparison.

International sales for the six months ended June 30, 2020 decreased 20.6% compared to the prior year period. Core sales for the International segment, which excludes the unfavorable impact of currency and the impact of the Captiva acquisition, declined approximately 18% compared to the prior year period. The decline was primarily driven by a broad-based sharp drop in global demand caused by the COVID-19 pandemic and its impact on certain key regions of the world, which magnified the slower economic growth and geopolitical headwinds already being experienced.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $110.6 million as compared to $106.8 million in the prior year period. The current year net income includes $12.0 million of pre-tax charges relating to business optimization, restructuring, and other costs to address the impact of the COVID-19 pandemic and decline in oil prices. The cost actions taken include certain headcount reductions, non-cash asset write-downs, and other charges. The charges, which primarily relate to C&I products, consist of $6.4 million classified within costs of goods sold and $5.6 million classified within operating expenses.

Gross profit.    Gross profit margin for the six months ended June 30, 2020 was 37.3% compared to 35.4% in the prior year period. The current year period includes the impact of the aforementioned $6.4 million of charges classified within costs of goods sold. The increase was primarily driven by favorable sales mix from significantly higher shipments of home standby generators, along with lower mix of C&I products.

Operating expenses.   Operating expenses increased $33.0 million, or 16.8%, as compared to the prior year period. The current year period includes the impact of the aforementioned $5.6 million of charges classified within operating expenses. In addition to the COVID-19 charges, the increase in operating expenses was primarily driven by higher employee costs, greater marketing and promotional spend, recurring operating expenses from recent acquisitions, and additional intangible amortization.

Other expense.    The decrease in Other expense, net was primarily driven by a decrease in interest expense due to lower LIBOR rates and lower outstanding borrowings.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2020 and 2019 were 20.7% and 23.9%, respectively. The decrease in the effective tax rate in the current year is primarily the result of a discrete tax benefit related to equity compensation as well as the mix of earnings in the jurisdictions in which we operate.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $204 million, or 24.4% of net sales, as compared to $184.9 million in the prior year period, or 23.8% of net sales. Favorable sales mix was partially offset by the higher operating expense investments.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $5.1 million, or 2.8% of net sales, as compared to $14.1 million in the prior year, or 6.0% of net sales. Decreased operating leverage on the lower sales volumes was the primary contributor to the margin decline, despite a proactive reduction in operating expenses.

Adjusted Net Income.    Adjusted Net Income of $143.6 million for the six months ended June 30, 2020 increased 9.3% from $131.4 million for the six months ended June 30, 2019, due to the factors outlined above.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan currently matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2020, our secured leverage ratio was 1.41 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The maturity date of the ABL Facility is June 12, 2023 and bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case, subject to adjustments based upon average availability under the ABL Facility. As of June 30, 2020, there were $7.3 million of borrowings outstanding and $292.3 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of June 30, 2020.

As of June 30, 2020, we had $689 million of liquidity comprised of $396.7 million of cash and equivalents and $292.3 million available under our ABL revolving credit facility. Additionally, we have no maturities on our Term Loan until December 2026. We believe we have a strong liquidity position that allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to remain focused on our strategic plan and gives us the flexibility to continue to invest in future growth opportunities.

In August 2015, our Board of Directors approved a $200.0 million stock repurchase program, which we completed in the third quarter of 2016. In October 2016, our Board of Directors approved a new $250.0 million stock repurchase program, which expired in the fourth quarter of 2018. In September 2018, the Board of Directors approved another stock repurchase program, which commenced in October 2018, and allowed for the repurchase of an additional $250.0 million of common stock over 24 months from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the six months ended June 30, 2020 and 2019, no share repurchases were made. Since the inception of all programs, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

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

Cash Flow

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net cash provided by operating activities	$113,114	$22,614	$90,500	400.2%
Net cash used in investing activities	(24,996)	(145,872)	120,876	82.9%
Net cash (used in) provided by financing activities	(13,016)	8,158	(21,174)	259.5%

The increase in net cash provided by operating activities was primarily due to a significant working capital investment that was made in the prior year which did not repeat in the current year.

Net cash used in investing activities for the six months ended June 30, 2020 primarily represents cash payments of $26.3 million related to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2019 primarily represents cash payments of $112.9 million related to the acquisition of businesses and $34.4 million related to the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2020 primarily represents $128.2 million of debt repayments ($125.7 million of short-term borrowings and $2.5 million of long-term borrowings and finance lease obligations), $11.0 million of taxes paid related to equity awards, and $4.0 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $122.5 million from short-term borrowings and $7.6 million from the exercise of stock options.

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

Given the uncertainty within the global markets caused by the onset of the COVID-19 pandemic and the collapse in the price of oil during the first quarter of 2020, management determined that we should perform an interim quantitative assessment of our reporting units for possible goodwill and indefinite-lived intangible asset impairment as of March 31, 2020. The estimates and assumptions used when preparing the discounted cash flow analysis for purposes of our interim impairment test for each of our reporting units were based on current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows, the duration and extent of impact to our reporting units from the COVID-19 pandemic, and current discount rates based on the estimated weighted average cost of capital for the business. Based on our interim impairment assessment as of March 31, 2020, we concluded no impairment existed.

As previously disclosed in our May 5, 2020 filing on Form 10-Q in the critical accounting policies section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," we determined that the goodwill for our Latin America and Generac Mobile Products reporting units was at risk for impairment should there be deterioration of current projections or changes to discount rates used.  While we have concluded there to be no indicators of impairment during the second quarter of 2020 and do not anticipate any material impairments, any business deterioration or market pressures could cause our sales, earnings, and cash flows to decline below our current projections and cause goodwill to be impaired for these reporting units.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2020	2019	2020	2019

Net income attributable to Generac Holdings Inc.	$66,145	$61,958	$110,605	$106,819
Net income attributable to noncontrolling interests	(2,553)	(252)	(3,602)	656
Net income	63,592	61,706	107,003	107,475
Interest expense	7,932	10,452	16,985	20,724
Depreciation and amortization	16,803	14,740	32,919	27,347
Provision for income taxes	18,473	18,827	27,917	33,812
Non-cash write-down and other adjustments (a)	(893)	1,726	1,391	326
Non-cash share-based compensation expense (b)	5,400	4,334	9,974	7,928
Transaction costs and credit facility fees (c)	358	413	592	1,699
Business optimization and other charges (d)	11,460	73	11,972	242
Other	15	(385)	411	(539)
Adjusted EBITDA	123,140	111,886	209,164	199,014
Adjusted EBITDA attributable to noncontrolling interests	132	763	30	2,813
Adjusted EBITDA attributable to Generac Holdings Inc.	$123,008	$111,123	$209,134	$196,201

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

(d)  For the three and six months ended June 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices, consisting of $6,318 and $6,419 classified within costs of goods sold and $5,142 and $5,553 classified within operating expenses, respectively. For the three and six months ended June 30, 2019, represents severance and other charges related to the consolidation of certain of our facilities.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2020	2019	2020	2019

Net income attributable to Generac Holdings Inc.	$66,145	$61,958	$110,605	$106,819
Net (loss) income attributable to noncontrolling interests	(2,553)	(252)	(3,602)	656
Net income	63,592	61,706	107,003	107,475
Provision for income taxes	18,473	18,827	27,917	33,812
Income before provision for income taxes	82,065	80,533	134,920	141,287
Amortization of intangible assets	7,667	7,251	15,448	12,593
Amortization of deferred finance costs and original issue discount	644	1,199	1,286	2,376
Transaction costs and other purchase accounting adjustments (a)	191	173	231	1,208
Business optimization and other charges	11,460	73	11,972	242
Adjusted net income before provision for income taxes	102,027	89,229	163,857	157,706
Cash income tax expense (b)	(13,877)	(14,105)	(21,222)	(24,615)
Adjusted net income	88,150	75,124	142,635	133,091
Adjusted net income attributable to noncontrolling interests	(342)	222	(923)	1,696
Adjusted net income attributable to Generac Holdings Inc.	$88,492	$74,902	$143,558	$131,395

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.40	$1.20	$2.27	$2.11
Weighted average common shares outstanding - diluted:	63,364,253	62,405,863	63,363,721	62,349,030

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and six months ended June 30, 2020 are now based on an anticipated cash income tax rate of approximately 17% for the year ending December 31, 2020. Amounts for the three and six months ended June 30, 2019 were based on an anticipated cash income tax rate of approximately 17% for the year ended December 31, 2019. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2020, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 25, 2020 filing of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the following:

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and may continue to adversely affect our operations, supply chain, distribution, and demand for certain of our products and services.   The global outbreak of COVID-19 has created significant uncertainty within the global markets that we serve. We have operations, customers and suppliers in countries significantly impacted by COVID-19. Governmental authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions in the future. We have also taken actions to protect our employees and to mitigate the spread of COVID-19 within our business. There can be no assurance that the measures implemented by governmental authorities or our own actions will be effective or achieve their desired results in a timely fashion.

The impact of COVID-19 on the global economy and our customers, as well as recent volatility in oil prices, has negatively impacted demand for certain of our products and is expected to continue to do so in the future. Its effects could also result in disruptions to our manufacturing operations and supply chain, which could negatively impact our ability to meet customer demand. Our forward-looking statements assume that our production facilities, supply chain and distribution partners continue to operate during the pandemic. To date, we have been able to operate the majority of our facilities given our status as an essential operation. If we were to encounter a significant work stoppage, disruption, or outbreak due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2020, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2020 – 04/30/2020	-	-	-	$250,000,000
05/01/2020 – 05/31/2020	161	$106.06	-	$250,000,000
06/01/2020 – 06/30/2020	107	$114.68	-	$250,000,000
Total	268	$109.50

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 4, 2020