Form 10-Q
period 2020-09-30
GENERAC HOLDINGS INC.
filed 2020-11-03
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 62,841,107 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$513,944	$322,883
Accounts receivable, less allowance for credit losses	398,240	319,538
Inventories	532,952	522,024
Prepaid expenses and other assets	35,200	31,384
Total current assets	1,480,336	1,195,829

Property and equipment, net	321,360	316,976

Customer lists, net	47,702	55,552
Patents and technology, net	73,260	85,546
Other intangible assets, net	9,216	8,259
Tradenames, net	145,977	148,377
Goodwill	815,624	805,284
Deferred income taxes	3,596	2,933
Operating lease and other assets	77,004	46,913
Total assets	$2,974,075	$2,665,669

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$44,800	$58,714
Accounts payable	272,745	261,977
Accrued wages and employee benefits	52,915	41,361
Other accrued liabilities	182,377	132,629
Current portion of long-term borrowings and finance lease obligations	3,421	2,383
Total current liabilities	556,258	497,064

Long-term borrowings and finance lease obligations	841,341	837,767
Deferred income taxes	105,520	96,328
Operating lease and other long-term liabilities	177,515	140,432
Total liabilities	1,680,634	1,571,591

Redeemable noncontrolling interests	63,545	61,227

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,011,902 and 71,667,726 shares issued at September 30, 2020 and December 31, 2019, respectively	720	717
Additional paid-in capital	518,610	498,866
Treasury stock, at cost	(331,513)	(324,551)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,306,530	1,084,383
Accumulated other comprehensive loss	(62,039)	(24,917)
Stockholders’ equity attributable to Generac Holdings Inc.	1,230,192	1,032,382
Noncontrolling interests	(296)	469
Total stockholders' equity	1,229,896	1,032,851
Total liabilities and stockholders’ equity	$2,974,075	$2,665,669

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$701,355	$601,135	$1,724,118	$1,613,404
Costs of goods sold	425,206	383,618	1,066,666	1,037,874
Gross profit	276,149	217,517	657,452	575,530

Operating expenses:
Selling and service	60,901	59,356	178,566	158,954
Research and development	20,658	17,603	58,762	48,906
General and administrative	31,061	27,596	88,732	80,016
Amortization of intangibles	7,892	7,406	23,340	19,999
Total operating expenses	120,512	111,961	349,400	307,875
Income from operations	155,637	105,556	308,052	267,655

Other (expense) income:
Interest expense	(8,096)	(10,704)	(25,081)	(31,428)
Investment income	301	523	1,921	1,889
Other, net	(557)	(414)	(2,687)	(1,868)
Total other expense, net	(8,352)	(10,595)	(25,847)	(31,407)

Income before provision for income taxes	147,285	94,961	282,205	236,248
Provision for income taxes	32,050	20,064	59,967	53,876
Net income	115,235	74,897	222,238	182,372
Net income (loss) attributable to noncontrolling interests	265	(677)	(3,337)	(21)
Net income attributable to Generac Holdings Inc.	$114,970	$75,574	$225,575	$182,393

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.86	$1.20	$3.59	$2.95
Weighted average common shares outstanding - basic:	62,353,473	61,973,447	62,244,872	61,878,500

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.82	$1.18	$3.51	$2.92
Weighted average common shares outstanding - diluted:	63,761,380	62,770,592	63,546,132	62,519,205

Comprehensive income attributable to Generac Holdings Inc.	$123,887	$64,904	$187,548	$161,828

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July, 1 2020	71,960,067	$720	$512,318	(9,170,162)	$(331,415)	$(202,116)	$1,190,749	$(72,526)	$1,097,730	$(455)	$1,097,275
Unrealized gain on interest rate swaps, net of tax of $339	–	–	–	–	–	–	–	1,003	1,003	–	1,003
Foreign currency translation adjustment	–	–	–	–	–	–	–	9,484	9,484	(25)	9,459
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	51,835	–	1,939	–	–	–	–	–	1,939	–	1,939
Net share settlement of restricted stock awards	–	–	–	(572)	(98)	–	–	–	(98)	–	(98)
Share-based compensation	–	–	4,353	–	–	–	–	–	4,353	–	4,353
Redemption value adjustment	–	–	–	–	–	–	811	–	811	–	811
Net income	–	–	–	–	–	–	114,970	–	114,970	184	115,154

Balance at September 30, 2020	72,011,902	$720	$518,610	(9,170,734)	$(331,513)	$(202,116)	$1,306,530	$(62,039)	$1,230,192	$(296)	$1,229,896

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2020	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($6,217)	–	–	–	–	–	–	–	(18,406)	(18,406)	–	(18,406)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,716)	(18,716)	(27)	(18,743)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	344,176	3	5,417	–	–	–	–	–	5,420	–	5,420
Net share settlement of restricted stock awards	–	–	–	(67,721)	(6,962)	–	–	–	(6,962)	–	(6,962)
Share-based compensation	–	–	14,327	–	–	–	–	–	14,327	–	14,327
Redemption value adjustment	–	–	–	–	–	–	(2,281)	–	(2,281)	–	(2,281)
Net income	–	–	–	–	–	–	225,575	–	225,575	(738)	224,837

Balance at September 30, 2020	72,011,902	$720	$518,610	(9,170,734)	$(331,513)	$(202,116)	$1,306,530	$(62,039)	$1,230,192	$(296)	$1,229,896

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July, 1 2019	71,471,341	$715	$485,703	(9,098,294)	$(324,149)	$(202,116)	$939,618	$(33,831)	$865,940	$5,071	$871,011
Unrealized loss on interest rate swaps, net of tax of ($956)	–	–	–	–	–	–	–	(2,721)	(2,721)	–	(2,721)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(9,811)	(9,811)	(11)	(9,822)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	169,451	1	3,419	–	–	–	–	–	3,420	–	3,420
Net share settlement of restricted stock awards	–	–	–	(2,628)	(202)	–	–	–	(202)	–	(202)
Share-based compensation	–	–	3,549	–	–	–	–	–	3,549	–	3,549
Redemption value adjustment	–	–	–	–	–	–	(1,485)	–	(1,485)	–	(1,485)
Net income	–	–	–	–	–	–	75,574	–	75,574	(109)	75,465

Balance at September 30, 2019	71,640,792	$716	$492,671	(9,100,922)	$(324,351)	$(202,116)	$1,013,707	$(46,363)	$934,264	$4,951	$939,215

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2019	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Acquisition of business	–	–	–	–	–	–	–	–	–	4,125	4,125
Unrealized loss on interest rate swaps, net of tax of ($5,234)	–	–	–	–	–	–	–	(14,898)	(14,898)	–	(14,898)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,652)	(7,652)	27	(7,625)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	454,374	4	5,078	–	–	–	–	–	5,082	–	5,082
Net share settlement of restricted stock awards	–	–	–	(53,862)	(2,878)	–	–	–	(2,878)	–	(2,878)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	11,477	–	–	–	–	–	11,477	–	11,477
Redemption value adjustment	–	–	–	–	–	–	191	–	191	–	191
Net income	–	–	–	–	–	–	182,393	–	182,393	372	182,765

Balance at September 30, 2019	71,640,792	$716	$492,671	(9,100,922)	$(324,351)	$(202,116)	$1,013,707	$(46,363)	$934,264	$4,951	$939,215

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$222,238	$182,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,747	22,842
Amortization of intangible assets	23,340	19,999
Amortization of original issue discount and deferred financing costs	1,940	3,597
Deferred income taxes	15,433	19,514
Share-based compensation expense	14,327	11,477
Other non-cash charges	6,414	557
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(85,474)	(45,543)
Inventories	(14,604)	27,190
Other assets	2,543	1,488
Accounts payable	11,624	(83,174)
Accrued wages and employee benefits	11,793	(7,517)
Other accrued liabilities	38,211	(17,092)
Excess tax benefits from equity awards	(6,222)	(1,908)
Net cash provided by operating activities	268,310	133,802

Investing activities
Proceeds from sale of property and equipment	26	83
Proceeds from beneficial interests in securitization transactions	1,998	2,036
Expenditures for property and equipment	(33,940)	(45,447)
Acquisition of business, net of cash acquired	(22,815)	(120,863)
Net cash used in investing activities	(54,731)	(164,191)

Financing activities
Proceeds from short-term borrowings	198,087	68,802
Proceeds from long-term borrowings	297	–
Repayments of short-term borrowings	(210,854)	(45,437)
Repayments of long-term borrowings and finance lease obligations	(3,584)	(3,110)
Payment of contingent acquisition consideration	(4,000)	–
Cash dividends paid to noncontrolling interest of subsidiary	–	(285)
Taxes paid related to equity awards	(13,533)	(5,749)
Proceeds from exercise of stock options	11,991	7,957
Net cash (used in) provided by financing activities	(21,596)	22,178

Effect of exchange rate changes on cash and cash equivalents	(922)	(233)

Net increase (decrease) in cash and cash equivalents	191,061	(8,444)
Cash and cash equivalents at beginning of period	322,883	224,482
Cash and cash equivalents at end of period	$513,944	$216,038

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

●

In April 2019, the Company acquired Pika Energy, Inc. (Pika), founded in 2010 and located in Westbrook, Maine. Pika is a designer and manufacturer of battery storage technologies that capture and store solar or grid power for homeowners and businesses, and is also a developer of advanced power electronics, software and controls for smart energy storage and management.

●	In July 2020, the Company acquired West Coast Energy Systems LLC. (Energy Systems), its industrial distributor in northern California. This addition enhances the Company's ability to serve the west coast markets for both commercial & industrial (C&I) and residential products.
●	In September 2020, the Company acquired Mean Green Products, LLC. (Mean Green), founded in 2009 and located in Ross, Ohio. Mean Green is a designer and manufacturer of commercial grade, battery-powered turf care products that provide quiet, zero emissions and reduced maintenance options as compared to traditional commercial mowers.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Based on the interim impairment assessment as of March 31, 2020, the Company has determined that its goodwill and other indefinite-lived intangible assets are not impaired. If management's estimates of future operating results change or if there are changes to other assumptions due to the current economic environment, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition.

The Company did not identify any indicators of impairment for any of its reporting units during the three months ended June 30, 2020 and the three months ended September 30, 2020.

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

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade and other receivables. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. The adoption of the standard impacts the way the Company estimates the allowance for doubtful accounts on its trade and other receivables, and the Company recorded a decrease to retained earnings of $1,147 as a result of adopting ASU 2016-13. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 9 to the condensed consolidated financial statements, “Allowance for Credit Losses,” for further information regarding the Company’s allowance for expected credit losses.

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

The Company finalized the Pika purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,196 of intangible assets, including $19,896 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Pika from the date of acquisition. Pro forma financial information is not presented as the effects of this acquisition or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of a deferred payment of $7,922 which was made during the third quarter of 2019. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Neurio purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,762 of intangible assets, including $17,862 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Neurio from the date of acquisition. Pro forma financial information is not presented as the effects of this acquisition or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

Other Acquisitions

In February 2019, the Company acquired a majority share of Captiva, a manufacturer of customized industrial generators in Kolkata, India.

In July 2020, the Company acquired Energy Systems, its industrial distributor in northern California.

In September 2020, the Company acquired Mean Green, a designer and manufacturer of commercial grade, battery-powered turf care products.

The combined purchase price for these acquisitions was $24,070 and was funded solely through cash on hand. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented for these other acquisitions as the effects of the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$61,019	$59,117	$61,227	$61,004
Net income (loss)	80	(563)	(2,601)	(388)
Foreign currency translation	3,257	(3,475)	2,638	(3,861)
Redemption value adjustment	(811)	1,485	2,281	(191)
Balance at end of period	$63,545	$56,564	$63,545	$56,564

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, twelve of which were still outstanding as of September 30, 2020. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to fifteen as of September 30, 2020. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains and losses, net of tax, recognized for the three and nine months ended September 30, 2020 were $1,003 and $(18,406), respectively. The amount of losses, net of tax, recognized for the three and nine months ended September 30, 2019 were $(2,721) and $(14,898), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2020	December 31, 2019
Commodity contracts	$1,522	$6
Foreign currency contracts	(3)	31
Interest rate swaps	(35,049)	(10,425)

The fair value of the commodity contracts is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2020. The fair values of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of  December 31, 2019. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2020 and December 31, 2019 is a liability of $34,134 and $10,588, respectively, which represents the amount the Company would pay upon exit of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $814,675, was approximately $828,963 (Level 2) at September 30, 2020, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2020 and 2019, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July, 1 2020	$(44,822)	$-	$(27,704)		$(72,526)
Other comprehensive income (loss) before reclassifications	9,484	-	1,003	(1)	10,487
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	9,484	-	1,003		10,487
Ending Balance – September 30, 2020	$(35,338)	$-	$(26,701)		$(62,039)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – July, 1 2019	$(16,673)	$(10,541)	$(6,617)		$(33,831)
Other comprehensive income (loss) before reclassifications	(9,811)	-	(2,721)	(2)	(12,532)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(9,811)	-	(2,721)		(12,532)
Ending Balance – September 30, 2019	$(26,484)	$(10,541)	$(9,338)		$(46,363)

	Foreign Currency Translation Adjustments		Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January 1, 2020	$(16,622)		$-	$(8,295)		$(24,917)
Other comprehensive income (loss) before reclassifications	(18,716)	(3)	-	(18,406)	(4)	(37,122)
Amounts reclassified from AOCL	-		-	-		-
Net current-period other comprehensive loss	(18,716)		-	(18,406)		(37,122)
Ending Balance – September 30, 2020	$(35,338)		$-	$(26,701)		$(62,039)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2019	$(18,832)	$(10,541)	$5,560		$(23,813)
Other comprehensive income (loss) before reclassifications	(7,652)	-	(14,898)	(5)	(22,550)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	(7,652)	-	(14,898)		(22,550)
Ending Balance – September 30, 2019	$(26,484)	$(10,541)	$(9,338)		$(46,363)

(1)	Represents unrealized gains of $1,342, net of tax effect of $(339) for the three months ended September 30, 2020.
(2)	Represents unrealized losses of $(3,677), net of tax effect of $956 for the three months ended September 30, 2019.
(3)	Represents the unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(4)	Represents unrealized losses of $(24,623), net of tax effect of $6,217 for the nine months ended September 30, 2020.
(5)	Represents unrealized losses of $(20,132), net of tax effect of $5,234 for the nine months ended September 30, 2019.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues that are substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues that are substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of power generation equipment, energy technology solutions, and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy technology solutions, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended September 30, 2020
Product Classes	Domestic	International	Total
Residential products	$441,532	$17,345	$458,877
Commercial & industrial products	108,774	67,426	176,200
Other	56,569	9,709	66,278
Total net sales	$606,875	$94,480	$701,355

	Three Months Ended September 30, 2019
Product Classes	Domestic	International	Total
Residential products	$322,134	$12,895	$335,029
Commercial & industrial products	132,491	82,414	214,905
Other	40,185	11,016	51,201
Total net sales	$494,810	$106,325	$601,135

	Net Sales by Segment
	Nine Months Ended September 30, 2020
Product Classes	Domestic	International	Total
Residential products	$1,013,219	$44,629	$1,057,848
Commercial & industrial products	294,940	208,216	503,156
Other	135,521	27,593	163,114
Total net sales	$1,443,680	$280,438	$1,724,118

	Nine Months Ended September 30, 2019
Product Classes	Domestic	International	Total
Residential products	$778,733	$42,500	$821,233
Commercial & industrial products	390,514	263,944	654,458
Other	103,593	34,120	137,713
Total net sales	$1,272,840	$340,564	$1,613,404

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

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$171,359	$120,833	$374,065	$305,747
International	7,419	5,120	13,877	19,220
Total adjusted EBITDA	$178,778	$125,953	$387,942	$324,967

Interest expense	(8,096)	(10,704)	(25,081)	(31,428)
Depreciation and amortization	(17,168)	(15,494)	(50,087)	(42,841)
Non-cash write-down and other adjustments (1)	(477)	(347)	(1,868)	(673)
Non-cash share-based compensation expense (2)	(4,353)	(3,549)	(14,327)	(11,477)
Transaction costs and credit facility fees (3)	(568)	(358)	(1,160)	(2,047)
Business optimization and other charges (4)	(531)	(567)	(12,503)	(809)
Other	(300)	27	(711)	556
Income before provision for income taxes	$147,285	$94,961	$282,205	$236,248

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets, and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(4)	For the three and nine months ended September 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices on demand for C&I products. For the three and nine months ended September 30, 2019, represents severance and other charges related to the consolidation of certain of our facilities.

In the fourth quarter of 2019, management determined that the Latin American export operations of the legacy Generac business (GPS LATAM) should have been included in the International reportable segment beginning in 2018. Previously, GPS LATAM was reported in the Domestic segment, in amounts that were not material. To reflect this change, management has chosen to correct the net sales and adjusted EBITDA by segment as follows: For the three and nine months ended September 30, 2019, net sales of $3,353 and $10,509, and adjusted EBITDA of $384 and $976, respectively, were moved from the Domestic segment to the International segment.

The Company’s sales in the U.S. represented approximately 84% and 78% of total sales for the three months ended September 30, 2020 and 2019, respectively. The Company's sales in the U.S. represented approximately 82% and 75% of total sales for the nine months ended September 30, 2020 and 2019, respectively. Approximately 82% and 80% of the Company’s identifiable long-lived assets were located in the U.S. at  September 30, 2020 and December 31, 2019, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$340,275	$328,021
Work-in-process	8,817	10,387
Finished goods	183,860	183,616
Total	$532,952	$522,024

Property and equipment consists of the following:

	September 30,	December 31,
	2020	2019

Land and improvements	$17,464	$18,252
Buildings and improvements	194,994	177,079
Machinery and equipment	147,590	117,114
Dies and tools	23,677	22,040
Vehicles	5,258	3,955
Office equipment and systems	104,363	99,124
Leasehold improvements	4,914	4,293
Construction in progress	11,913	36,299
Gross property and equipment	510,173	478,156
Accumulated depreciation	(188,813)	(161,180)
Total	$321,360	$316,976

Total property and equipment included finance leases of $26,976 and $26,063 at September 30, 2020 and  December 31, 2019, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

 9.   Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, solar installers, and certain end users with payment terms generally ranging from 30 to 60 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, credit bureau information, and regional considerations.

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity by entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate based on current market conditions. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. In addition, the Company holds a credit insurance plan that covers the risk of loss up to specified amounts on certain trade receivables. As of September 30, 2020, the Company had gross receivables of $409,423 and an allowance for credit losses of $11,183.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance at beginning of period	$11,097	$6,968
Adoption of ASU 2016-13	-	1,147
Provision for credit losses	152	3,982
Charge-offs	(336)	(615)
Currency translation	270	(299)
Balance at end of period	$11,183	$11,183

10.   Product Warranty Obligations

The Company records a liability for standard product warranty obligations accounted for as assurance warranties at the time of sale of the product to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The following is a tabular reconciliation of the Company’s standard product warranty liability accounted for as an assurance warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$50,324	$45,324	$49,316	$41,785
Product warranty reserve assumed in acquisition	124	-	124	407
Payments	(8,667)	(7,576)	(24,136)	(18,867)
Provision for warranty issued	10,949	8,518	27,691	23,656
Changes in estimates for pre-existing warranties	(575)	230	(840)	(485)
Balance at end of period	$52,155	$46,496	$52,155	$46,496

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$83,153	$74,517	$78,738	$68,340
Deferred revenue contracts issued	6,802	5,918	18,966	18,832
Amortization of deferred revenue contracts	(4,241)	(3,573)	(11,990)	(10,310)
Balance at end of period	$85,714	$76,862	$85,714	$76,862

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at September 30, 2020 is as follows:

Remainder of 2020	$4,382
2021	19,630
2022	18,567
2023	14,058
2024	9,801
After 2024	19,276
Total	$85,714

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2020	2019
Product warranty liability
Current portion - other accrued liabilities	$29,962	$27,885
Long-term portion - other long-term liabilities	22,193	21,431
Total	$52,155	$49,316

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$21,846	$15,519
Long-term portion - other long-term liabilities	63,868	63,219
Total	$85,714	$78,738

11.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $17,637 and $9,952 at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recognized revenue of $7,991 related to amounts included in the December 31, 2019 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

12.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2020	2019
ABL Facility	$5,269	$30,961
Other lines of credit	39,531	27,753
Total	$44,800	$58,714

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2020	2019
Term Loan	$830,000	$830,000
Original issue discount and deferred financing costs	(16,107)	(18,048)
Finance lease obligation	27,021	25,962
Other	3,848	2,236
Total	844,762	840,150
Less: current portion of debt	1,313	553
Less: current portion of finance lease obligation	2,108	1,830
Total	$841,341	$837,767

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

In December 2019, the Company amended its Term Loan to extend the maturity date from May 31, 2023 to December 13, 2026, as well as to remove the LIBOR floor of 0.75% from the adjusted LIBOR rate. Additionally, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take effect at the time LIBOR ceases. In connection with this amendment and in accordance with ASC 470-50, the Company capitalized $1,247 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $432 of transaction fees in the fourth quarter of 2019. Additionally at the time of the amendment, the Company made a voluntary prepayment of $49,000 on the Term Loan, which resulted in the write-off of $926 of original issue discount and capitalized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

The Term Loan does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2020, the Company’s net secured leverage ratio was 1.26 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

As of September 30, 2020, there was $5,269 outstanding under the ABL Facility, leaving $294,338 of availability, net of outstanding letters of credit.

As of September 30, 2020 and December 31, 2019, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $44,800 and $58,714, respectively.

13.   Stock Repurchase Program

In September 2018, the Company’s Board of Directors approved a $250,000 stock repurchase program that is due to expire in the fourth quarter of 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which will commence upon the expiration of the previous stock repurchase program, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three and nine months ended September 30, 2020. Since the inception of all programs starting in August 2015, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. Refer to Note 3 to the condensed consolidated financial statements, “Redeemable Noncontrolling Interest” for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income attributable to Generac Holdings Inc.	$114,970	$75,574	$225,575	$182,393
Redeemable noncontrolling interest redemption value adjustment	811	(1,485)	(2,281)	191
Net income attributable to common shareholders	$115,781	$74,089	$223,294	$182,584

Denominator
Weighted average shares, basic	62,353,473	61,973,447	62,244,872	61,878,500
Dilutive effect of stock compensation awards (1)	1,407,907	797,145	1,301,260	640,705
Diluted shares	63,761,380	62,770,592	63,546,132	62,519,205

Net income attributable to common shareholders per share
Basic	$1.86	$1.20	$3.59	$2.95
Diluted	$1.82	$1.18	$3.51	$2.92

(1) There were no awards with an anti-dilutive impact for the three and nine months ended September 30, 2020 and September 30, 2019.

15. Income Taxes

The effective income tax rates for the nine months ended September 30, 2020 and 2019 were 21.3% and 22.8%, respectively. The decrease in the effective tax rate in the current year is primarily the result of a discrete tax benefit related to equity compensation as well as the favorable mix of earnings in the jurisdictions where the Company operates.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2020 and December 31, 2019 was approximately $45,700 and $49,600, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

17. Subsequent Event

On October 7, 2020, the Company acquired Enbala Power Networks Inc. (Enbala), one of the leading providers of distributed energy optimization and control software needed to ensure the operational stability of the world’s power grids. Enbala was founded in 2003 and is headquartered in Denver, Colorado.

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

Overview

We are a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, and other power products serving the residential, light commercial and industrial markets. Power generation and energy storage are our key focus, which differentiates us from our main competitors that also have broad operations outside of the power equipment markets. As the only significant market participant focused predominantly on these products, we have one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost effective natural gas-fueled generators to expand into applications beyond standby power. We have also been focused on “connecting” the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle. Other power products that we design and manufacture include light towers that provide temporary lighting for various end markets; commercial and industrial mobile heaters and pumps used in the oil & gas, construction and other industrial markets; and a broad product line of outdoor power equipment for residential and commercial use. During 2019, we began providing energy storage systems as a clean energy solution for residential use that captures and stores electricity from solar panels or other power sources and helps reduce home energy costs while also protecting homes from brief power outages.

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

The further extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers.

Demand

The COVID-19 pandemic has created significant uncertainty within various global markets that we serve. Several areas of our business have been and may continue to be negatively impacted, in particular our Commercial and Industrial (C&I) products around the world. The decline in oil prices is impacting our C&I mobile products demand significantly as national rental customers are deferring their capital spending. C&I stationary product shipments through our North American distributor channel and our Telecom customers have slowed due to declines in quoting activity. Additionally, the COVID-19 pandemic has caused a broad-based sharp drop in global demand for our C&I products in our International segment, which magnified the slower economic growth and geopolitical headwinds already being experienced by our international business. Given the magnitude of the downturn in demand for C&I products, we initiated a number of meaningful cost-cutting actions for this part of our business during the second quarter to better align our cost structure with customer demand. We are continuing to monitor these negative impacts on our C&I product demand closely and may implement additional measures in response.

With regard to our Residential products, historical experience and our current year results have shown that demand for Residential products can be defensive in nature, and tends to decouple from broader economic trends as these products are largely driven by power outages. The aging and underinvested electrical grid in the U.S. continues to be more vulnerable to elevated power outages across the country. As the vast majority of U.S. citizens are spending much more time at home due to the pandemic, it is becoming more essential to have a backup power strategy, especially as homeowners are doing more critical activities like working and learning from home. In addition, with California emerging as a major market for back-up power and our entrance into clean energy, these incremental growth drivers have helped to more than offset the impact of lower consumer spending due to COVID-19.

Supply Chain and Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, and business shutdowns. While we are deemed an essential, critical infrastructure business and our facilities currently remain operational, this continues to be a fluid process and subject to change. We have experienced and may continue to experience increased employee absences at several of our production facilities. If we were to encounter a significant work stoppage, disruption, or COVID-19 outbreak at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

The COVID-19 pandemic has disrupted the global supply chain and we are continually monitoring scheduled material receipts to mitigate any delays. To date, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies. The COVID-19 pandemic has also impacted the global logistics network. Although we have experienced inbound and outbound logistics delays in moving shipments across several regions, the impact to our business thus far has not been significant. This could change if freight carriers are delayed or not able to operate.

Liquidity

Although the COVID-19 outbreak has created uncertain market conditions, we believe our business model, current cash balance, projected cash flow generation, and availability under our ABL credit facility provide us a strong balance sheet and liquidity position. This financial strength allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to remain focused on our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

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

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are only approximately 5% of the addressable market of homes in the United States. As such, a significant penetration opportunity exists for residential back-up generators. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven, and as a result these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to a variety of factors including the impending rollout of next-generation 5G wireless networks enabling new technologies and the growing importance for critical communications and other uninterrupted voice and data services. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

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

California market for backup power increasing.    During 2019, the largest utility in the state of California, along with other utilities, executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were proactive measures to prevent their equipment from potentially causing catastrophic wildfires during the dry and windy season of the year. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, has resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators stand at approximately 1%. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity is among the highest in the U.S., and California regulators began mandating renewable energy on new construction starting in 2020.

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

Impact of business capital investment and other economic cycles.    The global markets for our commercial and industrial products are affected by different capital investment cycles, which can vary across the numerous regions around the world in which we operate. These markets include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, office, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the geographic regions that we serve. In addition, we believe demand for our mobile power products will continue to benefit from a secular shift towards renting versus buying this type of equipment.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases and select hedging transactions. Our results are also influenced by changes in fuel prices on our freight rates, which in some cases are accepted by our customers and in other cases are absorbed by us.

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

Factors influencing interest expense and cash interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. During the nine months ended September 30, 2020, interest expense decreased compared to the nine months ended September 30, 2019, primarily due to lower LIBOR rates and lower outstanding borrowings. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing relief to taxpayers due to the COVID-19 pandemic. We have reviewed and implemented elements of the CARES Act based on guidance provided by the U.S. Treasury Department. However, the benefits were not material to our financial results. Despite this, we will continue to review the CARES Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly.

As of December 31, 2019, we had approximately $225 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006 that we expect to generate aggregate cash tax savings of approximately $57 million through 2021, assuming continued profitability of our U.S. business and a combined federal and state tax rate of 25.3%. The recognition of the tax benefit associated with these assets for tax purposes is expected to be $122 million in 2020 and $102 million in 2021, which is expected to generate annual cash tax savings of $31 million in 2020 and $26 million in 2021. Based on current business plans, we believe that our cash tax obligations through 2021 will be significantly reduced by these tax attributes, after which our cash tax obligation will increase. Other domestic acquisitions have resulted in additional tax deductible goodwill and intangible assets that will generate tax savings, but are not material to our condensed consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net sales	$701,355	$601,135	$100,220	16.7%
Costs of goods sold	425,206	383,618	41,588	10.8%
Gross profit	276,149	217,517	58,632	27.0%
Operating expenses:
Selling and service	60,901	59,356	1,545	2.6%
Research and development	20,658	17,603	3,055	17.4%
General and administrative	31,061	27,596	3,465	12.6%
Amortization of intangible assets	7,892	7,406	486	6.6%
Total operating expenses	120,512	111,961	8,551	7.6%
Income from operations	155,637	105,556	50,081	47.4%
Total other expense, net	(8,352)	(10,595)	2,243	-21.2%
Income before provision for income taxes	147,285	94,961	52,324	55.1%
Provision for income taxes	32,050	20,064	11,986	59.7%
Net income	115,235	74,897	40,338	53.9%
Net income (loss) attributable to noncontrolling interests	265	(677)	942	-139.1%
Net income attributable to Generac Holdings Inc.	$114,970	$75,574	$39,396	52.1%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$606,875	$494,810	$112,065	22.6%
International	94,480	106,325	(11,845)	-11.1%
Total net sales	$701,355	$601,135	$100,220	16.7%

	Adjusted EBITDA
	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Domestic	$171,359	$120,833	$50,526	41.8%
International	7,419	5,120	2,299	44.9%
Total Adjusted EBITDA	$178,778	$125,953	$52,825	41.9%

The following table sets forth our product class information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$458,877	$335,029	$123,848	37.0%
Commercial & industrial products	176,200	214,905	(38,705)	-18.0%
Other	66,278	51,201	15,077	29.4%
Total net sales	$701,355	$601,135	$100,220	16.7%

Net sales.    Domestic segment sales increased 22.6% to $606.9 million as compared to $494.8 million in the prior year quarter. As a result of heightened awareness of the need for backup power, shipments of home standby generators experienced strong growth during the quarter. In addition, significant power outage activity also drove elevated shipments of portable generators and aftermarket service parts. Shipments of the recently launched PWRcell energy storage system also had a strong impact on growth following the expected recovery in the solar market during the third quarter. This residential products growth was partially offset by continued weakness in sales of C&I mobile products following the onset of the COVID-19 pandemic and lower oil prices.

International segment sales decreased 11.1% to $94.5 million as compared to $106.3 million in the prior year quarter. The decline was driven by continued broad-based weakness in global C&I product demand caused by the COVID-19 pandemic.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $115.0 million as compared to $75.6 million in the prior year third quarter. The increase was primarily driven by increased sales volumes and related favorable sales mix.

Gross profit.    Gross profit margin for the third quarter of 2020 was 39.4% compared to 36.2% in the prior year third quarter. The gross profit margin increase was primarily driven by favorable sales mix from significantly higher shipments of residential products and lower mix of C&I products.

Operating expenses.   Operating expenses increased $8.6 million, or 7.6%, as compared to the prior year third quarter. The increase was primarily driven by incremental spend related to clean energy products and higher incentive compensation. These increases were partially offset by lower advertising and promotional costs, along with a reduction in operating expenses for the International segment as a result of restructuring actions initiated in the second quarter of 2020.

Other expense.    The decrease in Other expense, net was primarily driven by a reduction in interest expense due to lower LIBOR rates and lower outstanding borrowings.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2020 and 2019 were 21.8% and 21.1%, respectively. The increase in the effective tax rate was primarily due to the prior year having more favorable discrete tax items compared to the current year quarter, which was partially offset by an overall more favorable mix of pretax income in the current year quarter.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the third quarter of 2020 was $171.4 million, or 28.2% of net sales, as compared to $120.8 million, or 24.4% of net sales, in the prior year quarter. This margin increase was driven by favorable sales mix and higher operating leverage from the significant revenue growth.

Adjusted EBITDA for the International segment in the third quarter of 2020, before deducting for non-controlling interests, was $7.4 million, or 7.9% of net sales, as compared to $5.1 million, or 4.8% of net sales, in the prior year quarter. Decreased operating leverage on the lower sales volumes was more than offset by lower operating expenses as a result of the restructuring activities initiated in the second quarter of 2020.

Adjusted Net Income.    Adjusted Net Income of $132.9 million for the three months ended September 30, 2020 increased 47.7% from $90.0 million for the three months ended September 30, 2019, due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net sales	$1,724,118	$1,613,404	$110,714	6.9%
Costs of goods sold	1,066,666	1,037,874	28,792	2.8%
Gross profit	657,452	575,530	81,922	14.2%
Operating expenses:
Selling and service	178,566	158,954	19,612	12.3%
Research and development	58,762	48,906	9,856	20.2%
General and administrative	88,732	80,016	8,716	10.9%
Amortization of intangible assets	23,340	19,999	3,341	16.7%
Total operating expenses	349,400	307,875	41,525	13.5%
Income from operations	308,052	267,655	40,397	15.1%
Total other expense, net	(25,847)	(31,407)	5,560	-17.7%
Income before provision for income taxes	282,205	236,248	45,957	19.5%
Provision for income taxes	59,967	53,876	6,091	11.3%
Net income	222,238	182,372	39,866	21.9%
Net income (loss) attributable to noncontrolling interests	(3,337)	(21)	(3,316)	N/A
Net income attributable to Generac Holdings Inc.	$225,575	$182,393	$43,182	23.7%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$1,443,680	$1,272,840	$170,840	13.4%
International	280,438	340,564	(60,126)	-17.7%
Total net sales	$1,724,118	$1,613,404	$110,714	6.9%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Domestic	$374,065	$305,747	$68,318	22.3%
International	13,877	19,220	(5,343)	-27.8%
Total Adjusted EBITDA	$387,942	$324,967	$62,975	19.4%

The following table sets forth our product class information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$1,057,848	$821,233	$236,615	28.8%
Commercial & industrial products	503,156	654,458	(151,302)	-23.1%
Other	163,114	137,713	25,401	18.4%
Total net sales	$1,724,118	$1,613,404	$110,714	6.9%

Net sales.    Domestic segment sales increased 13.4% to $1,443.7 million from $1,272.8 million in the prior year. The current year experienced strong growth in shipments of home standby and portable generators as elevated outage activity and nationwide stay-at-home orders heightened consumer awareness of power reliability concerns. Chore products sold directly to consumers were also strong during the current year as homeowners increased outdoor project activity while spending more time at home. In addition, shipments of the recently launched PWRcell energy storage system had a strong impact on growth. This residential products growth was partially offset by weakness in C&I mobile products sales following the onset of the COVID-19 pandemic and lower oil prices, as well as lower shipments of C&I products to national telecom customers as compared to a strong prior year comparison.

International sales for the nine months ended September 30, 2020 decreased 17.7% compared to the prior year period. The decline was primarily driven by a broad-based sharp drop in global demand caused by the COVID-19 pandemic and its impact on certain key regions of the world, which magnified the slower economic growth and geopolitical headwinds already being experienced prior to the pandemic.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $225.6 million as compared to $182.4 million in the prior year period. The current year net income includes $12.5 million of pre-tax charges relating to business optimization, restructuring, and other costs to address the impact of the COVID-19 pandemic and decline in oil prices. The cost actions taken include certain headcount reductions, non-cash asset write-downs, and other charges. The charges, which primarily relate to C&I products, consist of $6.6 million classified within costs of goods sold and $5.9 million classified within operating expenses.

Gross profit.    Gross profit margin for the nine months ended September 30, 2020 was 38.1% compared to 35.7% in the prior year period. The current year period includes the impact of the aforementioned $6.6 million of charges classified within costs of goods sold. The increase was primarily driven by favorable sales mix from significantly higher shipments of home standby generators, along with lower mix of C&I products.

Operating expenses.   Operating expenses increased $41.5 million, or 13.5%, as compared to the prior year period. The current year period includes the impact of the aforementioned $5.9 million of charges classified within operating expenses. In addition to the COVID-19 charges, the increase in operating expenses was primarily driven by incremental spend related to Clean Energy products, incentive compensation and other employee costs, higher marketing spend, and additional intangible amortization.

Other expense.    The decrease in Other expense, net was primarily driven by a reduction in interest expense due to lower LIBOR rates and lower outstanding borrowings.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2020 and 2019 were 21.3% and 22.8%, respectively. The decrease in the effective tax rate in the current year is primarily the result of a discrete tax benefit related to equity compensation as well as the mix of earnings in the jurisdictions in which we operate.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $374.1 million, or 25.9% of net sales, as compared to $305.7 million in the prior year period, or 24.0% of net sales. This margin increase was driven by favorable sales mix, partially offset by the aforementioned higher operating expense investments.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $13.9 million, or 4.9% of net sales, as compared to $19.2 million in the prior year, or 5.6% of net sales. Decreased operating leverage on the lower sales volumes was the primary contributor to the margin decline, partially offset by lower operating expenses as a result of restructuring activities initiated in the current year.

Adjusted Net Income.    Adjusted Net Income of $276.5 million for the nine months ended September 30, 2020 increased 24.9% from $221.4 million for the nine months ended September 30, 2019, due to the factors outlined above.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. Following several amendments, the Term Loan matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2020, our secured leverage ratio was 1.26 to 1.00 times, and we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The ABL Facility matures June 12, 2023 and bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case, subject to adjustments based upon average availability under the ABL Facility. As of September 30, 2020, there were $5.3 million of borrowings outstanding and $294.3 million of availability under the ABL Facility, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of September 30, 2020.

As of September 30, 2020, we had $808.2 million of liquidity comprised of $513.9 million of cash and equivalents and $294.3 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan until December 2026. We believe we have a strong liquidity position that allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2018, the Company’s Board of Directors approved a $250 million stock repurchase program that is due to expire in the fourth quarter of 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which will commence upon the expiration of the previous stock repurchase program, and allows for the repurchase of up to $250 million of its common stock over a 24 month period from time to time; in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. During the nine months ended September 30, 2020 and 2019, no share repurchases were made. Since the inception of all stock repurchase programs starting in August 2015, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

See Note 12, “Credit Agreements,” and Note 13, "Stock Repurchase Program" to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our cash on hand, provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay down principal on our outstanding debt as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change

Net cash provided by operating activities	$268,310	$133,802	$134,508	100.5%
Net cash used in investing activities	(54,731)	(164,191)	109,460	66.7%
Net cash (used in) provided by financing activities	(21,596)	22,178	(43,774)	197.4%

The increase in net cash provided by operating activities was primarily due to higher sales volumes and resulting higher operating earnings in the current year, as well as a significant working capital investment that was made in the prior year which did not repeat in the current year.

Net cash used in investing activities for the nine months ended September 30, 2020 primarily represents cash payments of $33.9 million related to the purchase of property and equipment and $22.8 million related to the acquisition of businesses. Net cash used in investing activities for the nine months ended September 30, 2019 primarily represents cash payments of $120.9 million related to the acquisition of businesses and $45.4 million related to the purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2020 primarily represents $214.4 million of debt repayments ($210.8 million of short-term borrowings and $3.6 million of long-term borrowings and finance lease obligations), $13.5 million of taxes paid related to equity awards, and $4.0 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $198.1 million from short-term borrowings and $12 million from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2019 primarily represents $68.8 million of cash proceeds from short-term borrowings partially offset by $48.5 million of debt repayments ($45.4 million of short-term borrowings and $3.1 million of long-term borrowings and finance lease obligations).

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

As previously disclosed in our May 5, 2020 filing on Form 10-Q in the critical accounting policies section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," we determined that the goodwill for our Latin America and Generac Mobile Products reporting units was at risk for impairment should there be deterioration of current projections or changes to discount rates used.  While we have concluded there to be no indicators of impairment during the second and third quarters of 2020 and do not anticipate any material impairments, any business deterioration or market pressures could cause our sales, earnings, and cash flows to decline below our current projections and cause goodwill to be impaired for these reporting units.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2020	2019	2020	2019

Net income attributable to Generac Holdings Inc.	$114,970	$75,574	$225,575	$182,393
Net income (loss) attributable to noncontrolling interests	265	(677)	(3,337)	(21)
Net income	115,235	74,897	222,238	182,372
Interest expense	8,096	10,704	25,081	31,428
Depreciation and amortization	17,168	15,494	50,087	42,841
Provision for income taxes	32,050	20,064	59,967	53,876
Non-cash write-down and other adjustments (a)	477	347	1,868	673
Non-cash share-based compensation expense (b)	4,353	3,549	14,327	11,477
Transaction costs and credit facility fees (c)	568	358	1,160	2,047
Business optimization and other charges (d)	531	567	12,503	809
Other	300	(27)	711	(556)
Adjusted EBITDA	178,778	125,953	387,942	324,967
Adjusted EBITDA attributable to noncontrolling interests	920	909	950	3,722
Adjusted EBITDA attributable to Generac Holdings Inc.	$177,858	$125,044	$386,992	$321,245

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

(d)  For the three and nine months ended September 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices on demand for C&I products. For the three and nine months ended September 30, 2019, represents severance and other charges related to the consolidation of certain of our facilities.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2020	2019	2020	2019

Net income attributable to Generac Holdings Inc.	$114,970	$75,574	$225,575	$182,393
Net income (loss) attributable to noncontrolling interests	265	(677)	(3,337)	(21)
Net income	115,235	74,897	222,238	182,372
Provision for income taxes	32,050	20,064	59,967	53,876
Income before provision for income taxes	147,285	94,961	282,205	236,248
Amortization of intangible assets	7,892	7,406	23,340	19,999
Amortization of deferred finance costs and original issue discount	654	1,221	1,940	3,597
Transaction costs and other purchase accounting adjustments (a)	381	165	612	1,373
Business optimization and other charges	531	567	12,503	809
Adjusted net income before provision for income taxes	156,743	104,320	320,600	262,026
Cash income tax expense (b)	(23,620)	(15,083)	(44,842)	(39,698)
Adjusted net income	133,123	89,237	275,758	222,328
Adjusted net income attributable to noncontrolling interests	198	(738)	(725)	958
Adjusted net income attributable to Generac Holdings Inc.	$132,925	$89,975	$276,483	$221,370

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.08	$1.43	$4.35	$3.54
Weighted average common shares outstanding - diluted:	63,761,380	62,770,592	63,546,132	62,519,205

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Amounts for the three and nine months ended September 30, 2020 are now based on an anticipated cash income tax rate of approximately 16% for the year ending December 31, 2020. Amounts for the three and nine months ended September 30, 2019 were based on an anticipated cash income tax rate of approximately 17% for the year ended December 31, 2019. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of September 30, 2020, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2020, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2020 – 07/31/2020	-	-	-	$250,000,000
08/01/2020 – 08/31/2020	538	$169.96	-	$250,000,000
09/01/2020 – 09/30/2020	34	$190.96	-	$250,000,000
Total	572	$171.21

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 3, 2020