Form 10-K
period 2020-12-31
GENERAC HOLDINGS INC.
filed 2021-02-23
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 Or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,391,323,686 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 19, 2021, 62,861,442 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2020 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

2020 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials and key components from our global supply chain and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	the duration and impact of the COVID-19 pandemic;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products, operations, or customer demand; and

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

PART I

Item 1. Business

Founded in 1959, Generac Holdings Inc. (the Company or Generac) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, light commercial and industrial markets.

Power generation and storage is a key focus of the Company, which differentiates us from our competitors who also have broad operations outside of the power equipment market. As the only significant market participant with a primary focus on these products, we maintain one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost-effective natural gas fueled generators to expand into applications beyond standby power, allowing us to participate in distributed generation projects. The Company in recent years has been evolving its business model to also focus on clean energy products, solutions, and services. In 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from shorter-duration power outages. During 2020, we entered the market for grid services involving distributed energy optimization and control software that helps support the operational stability of the world's power grids. We have also been focused on connecting the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle. The strategic focus on expanding the connectivity of our products will broaden our monitoring capabilities and also enable the increasing utilization of this equipment as distributed energy resources as the nascent market for grid-services expands over the next several years. Overall, as the traditional centralized utility model evolves over time, we believe that a cleaner, more decentralized grid infrastructure will build-out, and Generac's energy technology solutions are strategically positioned to participate in this future "Grid 2.0".

In addition to power generation and storage solutions, other products that we design and manufacture include light towers which provide temporary lighting for various end markets, and a broad and growing product line of outdoor power equipment for residential and commercial use.

We design, manufacture, source and modify engines, alternators, transfer switches and other components necessary for our power generation products, which are increasingly being fueled by cleaner sources of energy such as natural gas, liquid propane, and Bi-Fuel™. We also design, source, modify and integrate batteries, inverters, power electronics, controls, energy monitoring and management devices and other components into our energy storage systems. We also design software that allows utilities and power aggregators to optimize and control distributed energy resources. Our products and solutions are available globally through a broad network of independent dealers, distributors, retailers, ecommerce partners, wholesalers and equipment rental companies under a variety of brand names. We also sell direct to certain national and regional account customers, as well as to individual consumers, that are the end users of our products and solutions.

We have a significant market share in the residential and light commercial markets for automatic standby generators, which we believe remain under-penetrated in the marketplace. We also have a leading market position for portable generators used in residential, light construction and recreational applications. We believe that our leading market positions are largely attributable to our strategy of providing a broad product line of high-quality, innovative and affordable products through our extensive and multi-layered distribution network to whom we offer comprehensive support programs, and leads from the factory. In addition, we are a leading provider of light towers, mobile generators, outdoor power equipment and industrial generators ranging in sizes up to 3,250kW. As we have entered the rapidly developing market for clean energy in recent years, we have significantly increased our market presence for energy storage systems currently ranging in configurations up to 36kWh of storage capacity. We expect to continue to gain market share in clean energy by further advancing our growing capabilities for these systems including product development, sourcing, distribution, and marketing, as well as leveraging our significant competencies developed over the past two decades to grow the residential standby generator market.

Over the past 10 years, we have executed a number of acquisitions that support our strategic plan. A summary of recent acquisitions can be found in Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Products and Solutions

We design and manufacture stationary, portable and mobile generators with single-engine outputs ranging between 800W and 3,250kW. We have the ability to expand the power range for certain stationary generator solutions to much larger multi-megawatt systems through an integrated paralleling configuration called Modular Power Systems (MPS). We have developed a line of turn-key energy storage systems along with a growing selection of energy monitoring and management solutions as we further expand into the clean energy markets. We also recently entered the market for grid services involving distributed energy optimization and control software. Other power products and solutions that we provide include light towers, as well as a broad line of outdoor power equipment that we refer to as chore products which includes field and brush mowers, pressure washers, water pumps, and battery-powered zero-turn mowers. We classify our products into three categories based on similar range of power output geared for varying end customer uses: Residential products, Commercial & Industrial (C&I) products and Other products & services. The following summary outlines our portfolio of products, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators range in output from 7.5kW to 150kW, operate on natural gas, liquid propane or diesel, and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine residential standby generators range in outputs from 7.5kW to 24kW and serve as an emergency backup for small to medium-sized homes. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 150kW. We also provide a remote monitoring system with various options for home standby generators called Mobile Link™. This remote monitoring capability is a standard, WiFi-enabled feature on every home standby generator that we offer, and allows our customers to check the status of their generator conveniently online, and also provides the capability to similarly receive maintenance and service alerts. This capability will also give our customers the ability to connect and enroll their generator as a distributed energy resource used in future grid services applications. Our remote monitoring platform also allows our distribution partners to monitor their installed base of customers through a feature that we call “Fleet”, enabling them to offer a more proactive experience to service a customer’s generator.

During 2020, we introduced the industry's largest air-cooled generator - a 24kW machine that adds to our broad product offering and increases our competitive advantage in the marketplace. The new generator is the first to be bundled with the Company's new PWRview™ Automatic Transfer Switch, equipped with the PWRview™ Home Energy Management System (HEMS). PWRview™ gives the homeowner insights into their daily home energy consumption, enabling power-saving decisions that can reduce electricity bills and help to offset the purchase cost of the generator over the product's lifespan.

We provide a broad product line of portable and inverter generators that range in size from 800W to 17.5kW. These products serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and at the recreational market with our inverter generator products, which are quieter than traditional portable generators. In addition, we offer manual transfer switches to supplement our portable generator product offering.

During 2019 we entered the energy storage and monitoring markets through the acquisitions of Neurio Technology Inc. and Pika Energy, Inc. Following these acquisitions and leveraging their technologies, we introduced a line of clean energy products marketed under the Generac brand and using the names PWRcell™ and PWRview™.  This clean energy solution consists of a system of batteries, an inverter, PV optimizers, power electronic controls, energy monitoring and management hardware & software, and other components. These systems capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from shorter duration power outages, and range in size from 9kWh up to 36kWh of storage capacity.  We introduced several new products during 2020 and we continue to develop an innovative pipeline of additional clean energy products and solutions that we expect will be coming to market over the next year.  These new products further enhance our competitive position and differentiation in the energy storage, monitoring and management markets, and focus on whole-house storage solutions with load management capabilities that eventually could contribute to energy independence.

We provide a broad product line of outdoor power equipment referred to as chore products, which are used for the property maintenance needs of larger-acreage residences, commercial properties, municipalities and farms. These products include trimmers, field and brush mowers, log splitters, stump grinders, chipper shredders, lawn and leaf vacuums, pressure washers and water pumps. During 2020, we further expanded our broad lineup of chore products by entering the commercial battery-powered turf care market through the acquisition of Mean Green Products, LLC. This acquisition also supports our goals to integrate and develop new battery-powered solutions by accelerating the electrification of our higher-powered lineup of chore products. Chore products are largely sold in North America through online catalogs, retail hardware stores and outdoor power equipment dealers primarily under the DR® brand name.

Residential products comprised 62.6%, 51.9% and 51.5%, respectively, of total net sales in 2020, 2019 and 2018.

Commercial & Industrial Products

We offer a full line of C&I generators that are increasingly being fueled by cleaner sources of energy such as natural gas, liquid propane, and Bi-Fuel™, as well as other more traditional fuels such as diesel. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW.

Our light-commercial standby generators include a full range of affordable systems from 22kW to 150kW and related transfer switches, providing three-phase power sufficient for most small and mid-sized businesses such as grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks, small health care facilities and other small-footprint retail applications. Our light-commercial generators run on a variety of fuels including natural gas, liquid propane and diesel fuel.

We design and manufacture a broad product line of modelized and configured stationary generators and related transfer switches for various industrial standby, continuous-duty and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, include stationary and containerized packages, and include our MPS technology that extends our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. Over the past several years, we have introduced larger and higher-powered gaseous-fueled generators, with the highest output of 750kW for a single-engine set currently to date, with future plans to expand these cleaner-fuel generators into larger applications of 1,000kW and beyond. We offer a variety of fuel options for our industrial generators, including natural gas, liquid propane or Bi-Fuel™. Bi-Fuel™ generators provide our customers the flexibility to operate these generators on multiple fuel sources and extended run times. Our industrial standby generators are primarily used as emergency backup for larger applications in the healthcare, telecom, datacom, commercial office, retail, municipal and manufacturing markets. In recent years, we've had a strategic effort aimed at utilizing our gaseous-fueled generators in "beyond standby" applications including distributed generation and micro-grid projects.

Our MPS technology combines the power of several smaller generators to produce the output of a larger generator, providing our customers with redundancy and scalability in a cost-effective manner. For larger industrial applications, our MPS products offer customers an efficient, affordable way to scale their standby power needs, while offering superior reliability given their built-in redundancy which allows individual units to be taken off-line for routine maintenance while retaining coverage for critical circuits.

We also offer a full line of industrial transfer switches to meet varying needs from light industrial applications all the way to the most demanding critical installations. Generac’s industry-leading feature set and flexible platforms offer a variety of switching technologies for customized solutions to meet any project needs. During 2020, we introduced the first of our new TX Series transfer switches, which are an ideal solution for an array of applications with its extensive capabilities and ease of installation. This new generation of transfer switches should help us increase our spec rate, which should ultimately help us win more projects.

We provide a broad product line of light towers and mobile generators, which provide temporary lighting and power for various end markets, such as road and commercial construction, energy, mining, military and special events. We manufacture commercial mobile pumps and dust-suppression equipment for a wide variety of applications. We also manufacture various gaseous-engine control systems and accessories, which are sold to gas-engine manufacturers and aftermarket customers.

C&I products comprised 28.3%, 39.5% and 40.6% respectively, of total net sales in 2020, 2019 and 2018.

Other Products and Services

Our “Other Products and Services” category primarily consists of aftermarket service parts and product accessories sold to our customers, the amortization of extended warranty deferred revenue, and the service offerings in various parts of our business, including integration, project management, remote monitoring services, and energy monitoring services.

Also included in this “Other” category are revenues from Enbala Power Networks Inc., which was acquired during the fourth quarter of 2020.  Enbala accelerates our entrance into the market for grid services involving distributed energy optimization and control software used by utilities and energy retailers that enable the connection of distributed energy resources (known as DERs) to help support the operational stability of the world’s power grids.  These DER assets, which can include residential and C&I natural gas generators, PWRcell™ energy storage systems, and load management devices, can be connected to Enbala’s software platform and aggregated into a decentralized and virtual power network to provide flexible capacity to address peaks in electricity demand, variability in supply due to increasing use of renewables, and where resiliency is needed as a result of power outages.

Other products and services comprised 9.1%, 8.6% and 7.9%, respectively, of total net sales in 2020, 2019 and 2018.

Distribution Channels and Customers

We distribute our products through a variety of different distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad, global customer base. This omni-channel distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical/HVAC/solar wholesalers (including certain private label arrangements), catalogs, equipment rental companies, equipment distributors, and solar installers. We also sell direct to certain national and regional account customers, which include utilities and energy retailers, as well as to individual consumers, who are the end users of our products.

We believe our global distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. We offer a broad set of tools, programs, factory support, and sales leads to help our distribution partners be successful. Our network is well balanced with no single customer providing more than 6% of our sales in 2020.

At over 7,000 strong, we have the industry's largest network of factory direct independent generator dealers in North America.

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

Beginning in 2020, we have been leveraging these practices to assist in growing our base of solar contractors that install our complete energy storage systems. In addition, we have been developing distribution relationships with national solar providers to offer our storage equipment in their portfolio of products and services.

Our industrial network consists of a combination of primary distributors as well as a support network of dealers serving the global market. Over the past several years, we have been expanding our dealer network globally through acquisitions and organic means, in order to expand our international sales opportunities. The industrial distributors and dealers provide industrial and commercial end users with ongoing sales, installation and product support. Our industrial distributors and dealers help maintain the local relationships with commercial electrical contractors, specifying engineers and national account regional buying offices. We also sell to certain Engineering, Procurement and Construction (EPC) companies that manage more complex power generation projects.

Our retail distribution network includes thousands of locations across the globe and includes a variety of regional and national home improvement chains, retailers, clubs, buying groups, hardware stores and farm supply stores. These physical retail locations are supplemented by a growing presence of e-commerce retailers, along with a number of catalog retailers. This network primarily sells our residential standby, portable and light-commercial generators, as well as our other engine powered tools. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby product category.

Our wholesaler network distributes our residential and light-commercial generators and energy storage systems. The channel consists of selling branches of both national and local distribution houses for electrical, HVAC and solar products on a wholesale basis, which in turn typically sell to electrical dealers and solar installers who are not in our dealer network.

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

We sell direct to certain national and regional account customers that are the end users of our products covering a number of end market verticals, including telecommunication, retail, banking, energy, utilities, healthcare, convenience stores, grocery stores and other light commercial applications. Additionally, our residential products are sold direct to individual consumers, who are the end users of the product. In the grid services space, our Enbala business sells software and power direct to utilities and energy retailers.

Business Strategy

We have been executing on our strategic plan called "Power Our Future", which serves as the framework for the significant investments we have made to capitalize on the long-term growth prospects of Generac. Our strategic plan centers around a number of key mega-trends that we believe will drive significant secular growth opportunities for our business. "Grid 2.0," climate change, the abundance of natural gas globally, an aging infrastructure, and 5G telecommunications are all major themes that we believe will drive future long-term growth. The onset of the COVID-19 pandemic in early 2020 has led to a new and emerging trend that we refer to as "Home as a Sanctuary," where millions of people are working, learning, shopping, entertaining, and in general, spending more time at home, which has resulted in a significant increased awareness for backup power security and willingness to invest more in home improvement projects. As we continue to move our strategic plan into the future, we are focused on a number of initiatives that are driven by the following four key objectives:

Growing the residential power solutions market. This encompasses the still underpenetrated market for home standby generators along with the emerging market for energy storage, monitoring and management systems. As the leader in the home standby generator market, it is incumbent upon us to continue to drive growth and increase the penetration rate of these products in households across the world. Central to this strategy is to increase the awareness, availability and affordability of home standby generators. Ongoing power outage activity due to more severe weather and an aging electrical grid, combined with expanding and developing our residential/light commercial dealer base and overall distribution in affected regions, are key drivers in elevating the awareness of home standby generators over the long term. We intend to continue to supplement these key growth drivers by focusing on a variety of strategic initiatives targeted toward generating increased sales leads, improving close rates and reducing the total overall cost of a home standby system. In addition, we intend to continue to focus on innovation in this growing product category and introduce new products and solutions into the marketplace. With only approximately 5.0% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $125,000, as defined by the U.S. Census Bureau's 2019 American Housing Survey for the United States), we believe there are significant opportunities to further penetrate the residential standby generator market both domestically and internationally.

In early 2020, we launched our PWRcell™ energy storage system into the market and began to significantly ramp up our shipment volumes for these products. We expect the market for clean energy products to grow significantly as the energy landscape continues to change and favor on-site renewable power, and homeowners increasingly appreciate the improved payback and resiliency provided by these systems. We expect to further advance our growing capabilities for energy storage systems including product development, sourcing, distribution, and marketing, as well as leveraging our significant competencies developed over the past two decades to grow the residential standby generator market to accelerate our market position in the emerging residential energy storage, monitoring and management markets.

Gaining market share and entering new markets. We continue to sharpen our focus on improving our share of the power equipment markets in which we participate around the world by emphasizing our innovation and continually expanding our product lines and services. We design and build a wide range of products from stationary, portable, and mobile generators, light towers, field and brush mowers and trimmers, pressure washers, pumps, and other engine powered equipment. We have many advantages over our competitors with strengths in our engineering, sourcing and operations capabilities as well as a global distribution network that we believe can be leveraged further for continued market share gains. We are also focused on expanding our addressable market opportunities by entering new markets, be it with new products or new geographies around the world.

Lead with natural gas power generation products. We will attempt to gain incremental market share within commercial and industrial markets through our leading position in the growing market for cleaner burning, more cost effective natural gas fueled standby power solutions. Demand for these products continues to represent an increasing portion of the overall C&I market, which we believe will continue to increase at a faster rate than traditional diesel fueled generators as a result of their lower capital investment and operating costs. Given the abundance of natural gas as a global source for base-load power, we also intend to explore new gaseous generator related market opportunities, including increasing our product capabilities for applications beyond standby generation including continuous-duty, prime rated, distributed generation, demand response, micro grids and overall use as a distributed energy resource in areas where grid stability or capacity is needed. We plan to do this by leveraging our deep technical capabilities for gaseous-fueled products, leading position for natural gas standby generators and growing market acceptance for these products. As part of this strategy, we plan to continue to expand our natural gas product offering into larger power nodes to take advantage of the continuing shift from diesel to natural gas generators.

Connect to monitor and manage energy technology products. We will work to continue to diversify our business model from primarily “equipment centric” to a systems and services provider through connectivity solutions and subscription based applications deployed enterprise wide. This includes an important emphasis on improving the end-user experience, helping customers to lower utility costs and to help offset the purchase cost of our equipment over the product's lifespan. A critical focus continues to be increasing the connection with our products to unlock opportunities and revenue streams. We have developed and acquired tools and programs that add value to dealers, utilities, energy retailers and end-users that will result in recurring revenue from subscriptions and parts. We leverage data obtained from connected devices by developing predictive analytics that result in continuously improving product quality, sales processes and tools, energy optimization, aftermarket penetration, customer experience and alignment with dealers. Finally, we will continue to build or acquire energy management capabilities to monetize an ecosystem of devices that relate to energy use, storage, generation, control and optimization, including capitalizing on the future ability of these devices to be used as distributed energy resources in grid services applications around the world to help support the operational stability of electrical grids.

Expansion globally is a core element to the success of each of our strategic objectives. The acquisitions completed over the past several years that now comprise our International segment have significantly increased our global presence by adding product, manufacturing and distribution capabilities that serve local markets around the world, and have resulted in us becoming a leading global player for backup power and mobile power equipment. As we look forward, we intend to leverage our increased international footprint attained from these acquisitions to serve the significant global markets for power generation, energy storage, monitoring and management, and grid services outside the U.S. and Canada.

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

In recent years, we have added and continue to add manufacturing capacity through investments in automation, improved utilization and the expansion of our manufacturing footprint through organic means as well as through acquisitions. We believe we will have sufficient capacity to achieve our business goals for the near-to-intermediate term.

Research and Development

Our focus on power generation equipment, energy storage systems, grid services solutions and other power products drives technological innovation, specialized engineering and manufacturing competencies. Research and development (R&D) is a core competency and includes a staff of over 500 engineers working on numerous projects at various facilities worldwide. These activities are focused on developing new technologies and product enhancements, as well as maintaining product competitiveness by reducing manufacturing costs, improving safety characteristics, reliability and performance while ensuring compliance with regulatory standards. We have over 35 years of experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems. The Pika Energy and Neurio Technologies acquisitions have provided significant resources and expertise in the energy storage and energy monitoring markets, which has been leveraged to further advance the competencies in these areas as well as an increased focus on energy management. This includes advanced capabilities with power electronics and battery management software, along with proprietary inverter technologies and hardware and software for energy monitoring and management. We also have engineering and product management resources focused on evaluating and developing alternative technologies that could become commercially viable options for de-carbonized power generation over the long term. We believe that our expertise in energy technology solutions provides us with the capability to develop new products and services that will allow continued diversification in our end markets.

Intellectual Property

We are committed to research and development, and we rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction, air-cooled engines, and load management. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, protect our intellectual property rights and enhance our brands and competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

Suppliers of Raw Materials, Components and Equipment

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. In certain instances, we purchase from third-party suppliers complete equipment and systems. Within the clean energy market, we expect batteries to be a significant supply chain input for our energy storage systems. We have developed an extensive network of reliable suppliers in the United States and around the world. We believe our Strategic Global Sourcing function is a competitive strength and continuously evaluates the quality and cost structure of our purchased components and equipment and assesses the capabilities of our supply chain. Components and equipment are sourced accordingly based on this evaluation. Our supplier quality engineers conduct on-site audits of major supply chain partners and help to maintain the reliability of critical sourced components and equipment.

Competition

The market for power generation equipment, energy storage systems, grid services solutions and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment, engine powered tools, solar inverter, battery storage and grid services providers, both domestic and internationally.

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

The Company in recent years has been evolving its business model toward more of a focus on clean energy products, solutions and services, which has introduced a new set of competitors.

A summary of the primary competitors across our main product classes is as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, Husqvarna, Ariens, LG Chem, Tesla, Enphase, and Solar Edge, along with a number of smaller domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, IGSA, Wacker, MultiQuip, Terex, Doosan, Briggs & Stratton (Allmand), Atlas Copco, Himoinsa, and FG Wilson; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also, we compete against other regional packagers that serve local markets throughout the world.

Other products – Relative to service parts and extended warranty revenue, all of the above named companies are primary competitors. Relative to grid services optimization software, Autogrid, Energy Hub, along with other grid service solution providers.

In a continuously evolving market, we believe our scale and broad capabilities make us well positioned to remain competitive. We compete primarily on the basis of brand reputation, quality, reliability, pricing, innovative features, breadth of product offering, product availability and factory support.

Human Capital

"Our People" is one of the foundational elements to our “Powering Our Future” strategy and is a corporate value as well. We foster a culture of diversity and engagement to strengthen our company while supporting individual achievement, inclusivity and good corporate citizenship globally. We believe our success is directly tied to our employees’ personal and professional growth. We care about the safety and well-being of our employees, their families, and our communities.

Some examples of key human capital programs and initiatives that we are focused on include:

Health, wellness and safety – Employee health and safety is the Company’s top priority. Generac’s Healthy & Thriving Total Rewards are based on the four pillars of balance, security, well-being and community. These programs are designed to meet the varied and evolving needs of our diverse workforce. We maintain an employee wellness program, incentivize healthy-living activities, provide emergency paid COVID-19 leave benefits to help employees care for themselves and their families, and we develop and administer company-wide policies to ensure the safety of each employee and compliance with government agency and other standards.

Diversity and inclusion – At Generac, people with diverse backgrounds and points of view work together to support our customers around the globe.  As an inclusive workplace, our employees embrace diversity in all forms, celebrate differences, and treat others with equity and respect.  We have hosted a series of culture-changing listening and learning sessions, championed Unconscious Bias training for our employees, launched employee-led Business Employee Resource Groups (BERG) to facilitate networking and connections with peers and leadership, and partner with community job agencies representing disabled clients and workforce release programs to provide job opportunities to those who face barriers to employment.

Talent development & employee engagement – We prioritize and invest in creating opportunities to help employees build careers at Generac. We hold internal career events as well as partner with local educational resources to offer on the job learning, collaborative work experiences and formal learning programs on continuous improvement and project management skills to support progressions and advancement of our workforce. Further, we maintain an ongoing global employee engagement initiative with targeted action plans by region, function, and business group. Action plans and their progress are measured by global employee engagement surveys.

As of December 31, 2020, we had 6,797 employees (6,452 full time and 345 part-time and temporary employees). Of those, 3,705 employees were directly involved in manufacturing at our manufacturing facilities.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	49	President, Chief Executive Officer and Chairman
York A. Ragen	49	Chief Financial Officer
Russell S. Minick	60	Chief Marketing Officer
Tom Pettit	52	Chief Operations Officer
Erik Wilde	46	Executive Vice President, Industrial, Americas
Patrick Forsythe	53	Chief Technical Officer
Raj Kanuru	50	Executive Vice President, General Counsel and Secretary

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

Russell S. Minick began serving as our Chief Marketing Officer in August 2016. In addition to his CMO responsibilities, Mr. Minick was appointed President of our Energy Technology business in January 2021. Prior to these appointments, he served as our Executive Vice President, Residential Products since October 2011, with this responsibility being expanded in January 2014 to Executive Vice President, North America. Prior to joining Generac, Mr. Minick was President & CEO of Home Care Products for Electrolux from 2006 to 2011, President of The Gunlocke Company at HNI Corporation from 2003 to 2006, Senior Vice President of Sales, Marketing and Product Development at True Temper Sports from 2002 to 2003, and General Manager of Extended Warranty Operations for Ford Motor Company from 1998 to 2002. Mr. Minick is a graduate of the University of Northern Iowa, and holds a degree in marketing.

Tom Pettit began serving as our Chief Operations Officer in February 2020. From 2017 until February 2020, Mr. Pettit was Executive Vice President and Chief Integrated Supply Chain Officer of nVent Electric plc, a leading global provider of electrical connection and protection solutions and a former subsidiary of Pentair plc (“Pentair”), a global industrial company. Mr. Pettit previously served as the Operations Vice President of Pentair from 2015 until 2017, and as the Chief Operating Officer for BioScrip, Inc., a provider of infusion and home care management solutions, from 2014 until 2015. Mr. Pettit holds a B.S. in General Engineering from West Point Military Academy and an MBA from the University of Hawaii.

Erik Wilde began serving as our Executive Vice President, Industrial, Americas in July 2016. Mr. Wilde was Vice President and General Manager of the Mining Division for Komatsu America Corp., a manufacturer of construction, mining, and compact construction equipment, from 2013 until he joined Generac. Prior to that role, he held leadership positions as Vice President of the ICT Business Division and Product Marketing at Komatsu America Corp. beginning in 2005. Mr. Wilde holds a Bachelor of Business Administration in Management from Boise State University and an M.B.A. from the Keller Graduate School of Management.

Patrick Forsythe has served as our Chief Technical Officer since January 2021. He previously served as our Executive Vice President of Global Engineering since July 2015. Prior to re-joining Generac, Mr. Forsythe was Vice President, Global Engineering & Technology of Hayward Industries from 2008 to 2015, Vice President, Global Engineering at Ingersoll Rand Company (and the acquired Doosan Infracore International) from 2004 to 2008, and Director of Engineering at Ingersoll Rand Company from 2002 to 2004. Prior to 2002, Mr. Forsythe worked in various engineering management capacities with Generac from 1995 to 2002. Mr. Forsythe holds a Higher National Diploma (HND) in Mechanical Engineering from the University of Ulster (United Kingdom), a B.S. in Mechanical Engineering, and an M.S. in Manufacturing Management & Technology from The Open University (United Kingdom).

Raj Kanuru is our Executive Vice President, General Counsel & Secretary and is the Company’s principal legal and compliance officer, roles that he has held since joining Generac in 2013. Prior to joining Generac, Mr. Kanuru served as in-house counsel at Caterpillar Inc. for almost 14 years within various leadership roles, including in the Securities, Regulatory and Tax group, at Caterpillar Financial, and in Caterpillar’s Energy & Transportation group. From 2009 to 2013, Mr. Kanuru served as Vice President, General Counsel and Secretary of Progress Rail Services Inc., and its subsidiaries (a Caterpillar company). He began his legal career as a senior associate in the tax consulting practice of Arthur Andersen LLP. Mr. Kanuru holds a Bachelor of Science in Finance degree from Birmingham-Southern College and received his Juris Doctor degree from the University of Alabama.

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

Risk factors related to COVID-19

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

Furthermore, the impact of COVID-19 on the economy, demand for our products and impacts to our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth in this Annual Report, including risks related to the fair market value of intangible assets that could lead to an impairment, which may have a significant impact on the Company's operating results and financial condition, although we are unable to predict the extent or nature of these impacts at this time.

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

Decreases in the availability and quality, or increases in the cost, of raw materials, key components and labor we use to make our products could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. If we are unable to mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and components, or sufficient labor resources while we ramp up production to meet higher levels of demand, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

New products, or refinements and improvements to our existing products, may have technical failures, delayed introductions, higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

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

Changes in government policies on foreign trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, starting in 2018 and continuing, we are experiencing increased tariffs on many of our products and product components, although these tariffs did not ultimately have a material adverse effect on our results due to the implementation of various mitigation efforts and temporary exclusions in conjunction with our supply chain and end market partners.

Additionally, the United Kingdom’s exit from European Union (EU) membership has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Risk factors related to our operations

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

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	equipment or information technology infrastructure failure;
●	disruptions in the transportation infrastructure including roads, bridges, railroad tracks and container ports;
●	fires, floods, tornadoes, earthquakes, disease, pandemics, acts of violence, or other catastrophes; and
●	other operational problems.

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

We single-source certain types of parts in our product designs. Any delay in our suppliers’ deliveries may impair our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, logistical challenges, trade restrictions, weather events, disease or natural disasters.

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

Risk factors related to legal and regulatory matters

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

Risk factors related to cybersecurity

Failures or security breaches of our networks or information technology systems could have an adverse effect on our business.

We rely heavily on information technology (IT) both in our products and services for customers and in our IT systems used to run our business. Further, we collect and store sensitive information in our data centers and on our networks. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These actors may engage in fraudulent activities, theft of confidential or proprietary information and sabotage or ransomware.

Our IT systems, our connected products, and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies or develop new connected products and related software. These attacks pose a risk to the security of our products, systems and networks and those of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through board oversight, controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, surveillance, encryption, and other measures, we remain vulnerable to information security threats.

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

Risk factors related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2020 we had total indebtedness of $885.2 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate based on LIBOR or other base rate. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. The Company plans to work with its lenders in the near future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

The terms of our credit facilities restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facilities contain, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose operating and financial restrictions on us and our subsidiaries, including limitations on our ability to engage in acts that may be in our best long-term interests. These restrictions set limitations on, among other things, our ability to:

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2020, goodwill and other indefinite-lived intangibles totaled $983.6 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances including any of the risk factors noted above. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements. Refer to the Critical Accounting Policies in Item 7 of this Annual Report on Form 10-K for further information regarding the Company’s process for evaluating its goodwill for impairment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease manufacturing, distribution, R&D, and office facilities globally totaling over five million square feet. We also have inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Jefferson, WI	Owned	Manufacturing, office, distribution, R&D	Domestic
Janesville, WI	Leased	Distribution	Domestic
Various WI	Leased	Warehouse	Domestic
Stockton, CA	Leased	Sales, office, warehouse	Domestic
Hamilton, OH	Leased	Manufacturing, office, warehouse, R&D	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office	Domestic
Mexico City, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Hidalgo, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Milan, Italy	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Ribeirao Preto, Brazil	Leased	Manufacturing, office, warehouse	International
Stoke-on-Trent, United Kingdom	Leased	Sales, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Fellbach, Germany	Leased	Sales, office, warehouse	International
Celle, Germany	Owned	Manufacturing, office, warehouse, R&D	International
Charzyno, Poland	Owned	Manufacturing	International
West Bengal, India	Leased	Manufacturing, warehouse	International

In addition to the countries represented above, the Company has other operations or sales offices in the United Arab Emirates, Romania, Russia, Canada, Colombia and the Dominican Republic.

As of December 31, 2020, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of December 31, 2020, we believe that there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange (NYSE) under the symbol “GNRC.”

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2020, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

10/01/20 - 10/31/20	-	-	-	$250,000,000
11/01/20 - 11/30/20	2,212	$217.12	-	$250,000,000
12/01/20 - 12/31/20	785	217.29	-	$250,000,000
Total	2,997	$217.17

For equity compensation plan information, refer to Note 17, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Programs,” to the consolidated financial statements.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s S&P 500 Index, the S&P MidCap 400 Index and the Russell 2000 Index for the five-year period ended December 31, 2020. The graph and table assume that $100 was invested on December 31, 2015 in each of our common stock, the S&P 500 Index, the S&P MidCap 400 Index and the Russell 2000 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P MidCap 400 Index and the Russell 2000 Index are based on our fiscal year.

Company / Market / Peer Group	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

Generac Holdings Inc.	$100.00	$136.85	$166.34	$166.95	$337.89	$763.89
S&P 500 Index - Total Returns	100.00	111.96	136.40	130.42	171.49	203.04
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36

Holders

As of February 17, 2021, there were 206 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” the consolidated financial statements and the related notes thereto in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A - Risk Factors.”

Overview

We are a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid services solutions, and other power products serving the residential, light commercial and industrial markets.

Power generation and storage is a key focus of the Company, which differentiates us from our competitors who also have broad operations outside of the power equipment market. As the only significant market participant with a primary focus on these products, we maintain one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost-effective natural gas fueled generators to expand into applications beyond standby power, allowing us to participate in distributed generation projects. The Company in recent years has been evolving its business model to also focus on clean energy products, solutions, and services. In 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from shorter-duration power outages. During 2020, we entered the market for grid services involving distributed energy optimization and control software that helps support the operational stability of the world's power grids. We have also been focused on connecting the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product lifecycle. The strategic focus on expanding the connectivity of our products will broaden our monitoring capabilities and also enable the increasing utilization of this equipment as distributed energy resources as the nascent market for grid-services expands over the next several years. Overall, as the traditional centralized utility model evolves over time, we believe that a cleaner, more decentralized grid infrastructure will build-out, and Generac's energy technology solutions are strategically positioned to participate in this future "Grid 2.0".

In addition to power generation and storage solutions, other products that we design and manufacture include light towers which provide temporary lighting for various end markets, and a broad and growing product line of outdoor power equipment for residential and commercial use.

Impact of COVID-19 on Our Business

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization in March 2020 and has negatively affected the global economy, disrupted global supply chains and created significant market volatility and uncertainty. Our management team has been very proactive in addressing the impact of COVID-19 on our business. The situation continues to evolve, and we are working to ensure employee safety, monitor customer demand, proactively address supply chain or production challenges, and support our communities during this challenging time. We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have, to-date, been operational. We have implemented changes in our work practices, maintaining a safe working environment for production and office employees at our facilities, while enabling other employees to productively work from home.

The further extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers.

Demand

The COVID-19 pandemic has created significant uncertainty within various global markets that we serve. Several areas of our business have been and may continue to be negatively impacted, in particular our Commercial and Industrial (C&I) products around the world. The decline in oil prices has impacted our C&I mobile products demand significantly as national rental customers are deferring their capital spending. C&I stationary product shipments through our North American distributor channel and our Telecom customers have slowed during 2020 due to declines in quoting activity. Additionally, the COVID-19 pandemic has caused a broad-based sharp drop in global demand for our C&I products in our International segment, which magnified the slower economic growth and geopolitical headwinds that were already being experienced by our international business. Given the magnitude of the downturn in demand for C&I products, we initiated a number of meaningful cost-cutting actions for this part of our business during the second quarter of 2020 to better align our cost structure with customer demand. We are continuing to monitor these negative impacts on our C&I product demand closely and may implement additional measures in response.

With regard to our Residential products, historical experience and our current year results have shown that demand for Residential products can decouple from broader economic trends as these products are largely driven by power outages. The aging and underinvested electrical grid in the U.S. continues to be more vulnerable to elevated power outages across the country. As the vast majority of U.S. citizens are spending much more time at home due to the pandemic, it is becoming more essential to have a backup power strategy, especially as homeowners are doing more critical activities like working and learning from home. In addition, with California emerging as a major market for back-up power and our entrance into clean energy, these incremental growth drivers have helped to more than offset the impact of lower consumer spending due to COVID-19.

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

The COVID-19 pandemic has disrupted the global supply chain and we are continually monitoring scheduled material receipts to mitigate any delays. To date, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies. The COVID-19 pandemic has also impacted the global logistics network. Although we have experienced inbound and outbound logistics delays and increased costs in moving shipments across several regions, the impact to our business thus far has not been significant. This could change if freight carriers are delayed or not able to operate.

Liquidity

Although the COVID-19 outbreak has created uncertain market conditions, we believe our business model, current cash balance, projected cash flow generation, and availability under our ABL credit facility provide us with a strong balance sheet and liquidity position. This financial strength allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to remain focused on our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation products, energy storage systems, grid services solutions, and other power products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

Key Mega-trends:    There are some important mega-trends that we believe represent major themes that will drive significant secular growth opportunities across our business over the long term. “Grid 2.0”, which is the evolution of the traditional electrical utility model, includes the decentralization and de-carbonization of the grid and a migration toward distributed energy resources that is expected to drive demand for a variety of clean energy and grid services solutions going forward.  Attitudes around global warming and climate change are shifting, which includes the expectation of more severe weather driving increased power outage activity.  Natural gas is expected to be a key fuel of the future with the abundance of supply globally leading to increasing demand for natural gas generators in applications beyond standby power.  The legacy infrastructure is in need of a major investment cycle to rebuild and upgrade aging networks and systems including transportation, water and power.  The wireless telecommunications infrastructure is shifting to the next generation “5G” architecture, which will enable new technologies requiring significant improvement in network uptime through backup power solutions.

The onset of the COVID-19 pandemic in early 2020 has led to a new and emerging mega-trend that we refer to as “Home as a Sanctuary,” where millions of people are working, learning, shopping, entertaining, and in general, spending more time at home.  As working adults spend much more time working from home and school-age children learning from home, they become more sensitive to power outages due to lost productivity.  These trends combined with ongoing elevated power outage activity has led to a significant increased awareness, importance and need for backup power security.  As a result of spending more time at home, homeowners are also investing more into home improvement projects and outdoor project activity, which is leading to increased and broad-based demand for home standby generators as well as chore products used in a variety of property maintenance applications.

Increasing penetration opportunity.    Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. We estimate that penetration rates for home standby generators are still only approximately 5.0% of the addressable market of homes in the United States. The decision to purchase backup power for many light-commercial buildings such as convenience stores, restaurants and gas stations is more return-on-investment driven and, as a result, these applications have relatively lower penetration rates as compared to buildings used in code-driven or mission critical applications such as hospitals, wastewater treatment facilities, 911 call centers, data centers and certain industrial locations. The emergence of lower cost, cleaner burning natural gas fueled generators has helped to increase the penetration of standby generators over the past decade in the light-commercial market. In addition, the installed base of backup power for telecommunications infrastructure is still increasing due to a variety of factors, including the impending rollout of next-generation 5G wireless networks enabling new technologies and the growing importance for critical communications being transmitted over wireless networks. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our standby generators for residential, commercial and industrial purposes.

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, there have been a number of major outage events that occurred over the past decade that drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in both the year they occurred along with the following subsequent year. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur frequently across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

Energy storage and monitoring markets developing quickly.    During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the acquisitions of Pika Energy and Neurio Technologies, along with the subsequent introduction of complete energy storage systems - marketed under the names PWRcell™ and PWRview™. We believe the electric utility landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets, which enabled us to quickly ramp shipments for these clean energy solutions during 2020, and we believe will position Generac as a key participant going forward. Although different from the emergency backup power space, we believe this market will develop similarly as the home standby generator market has over the past two decades given both products can provide power resiliency to homeowners. We expect to further advance our growing capabilities for energy storage systems including product development, sourcing, distribution, and marketing, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential energy storage, monitoring and management markets.

California market for backup power increasing.    Over the past two years, utilities in the state of California have executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were pro-active measures to prevent their equipment from potentially causing catastrophic wildfires during the dry and windy season of the year. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, have resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators still stand at only approximately 1%. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity are some of the highest in the U.S., and the regulatory environment is increasingly mandating renewable energy on new construction applications.

Impact of residential investment cycle.    The market for residential generators and energy storage systems is also affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators and energy storage systems. Trends in the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather precipitation patterns. Finally, the existence of renewable energy mandates and investment tax credits and other subsidies can also have an impact on the demand for energy storage systems.

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

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 19% to 21% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 26% to 28% in the third quarter and 27% to 31% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred.

During 2020, elevated power outage activity and the emergence of the "Home as a Sanctuary" trend driven by the COVID-19 pandemic led to a significant increase in demand for home standby generators.  This increased demand has resulted in extended lead times for these products as of December 31, 2020, and as a result, our net sales during 2021 are expected to be more level-loaded throughout the year relative to historical seasonal patterns.

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease. Interest expense decreased during 2020 compared to 2019, primarily due to lower LIBOR rates and lower outstanding borrowings. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.    On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changed how the U.S. taxes corporations. Since enactment, the U.S. Treasury Department (Treasury) issued several new regulations and other guidance which we have incorporated into our final tax calculations.

As of December 31, 2020, we had approximately $102 million of tax-deductible goodwill and intangible asset amortization remaining from our acquisition by CCMP Capital Advisors, LLC in 2006. This remaining balance will fully amortize in our 2021 tax return, resulting in approximately $26 million of cash tax savings during 2021. Beginning in 2022, this tax amortization will no longer exist, resulting in a higher cash tax obligation on a go-forward basis.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of product sales to our customers. This includes sales of our power generation equipment, energy storage systems, and other power products to the residential, light commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, remote monitoring, grid optimization, installation and maintenance services. However, these services accounted for less than two percent of our net sales for the year ended December 31, 2020. Refer to Note 2, “Summary of Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 6% of our sales, and our top ten customers representing less than 24% of our net sales for the year ended December 31, 2020.

Costs of Goods Sold

The principal elements of costs of goods sold are component parts, raw materials, freight, factory overhead and labor. Component parts and raw materials comprised approximately 75% of costs of goods sold for the year ended December 31, 2020. The principal component parts are engines, alternators, and batteries. We design and manufacture air-cooled engines for certain of our generators up to 24kW, along with certain liquid-cooled, natural gas engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the original equipment manufacturer (OEM) of those engines. We design and manufacture many of the alternators for our units. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high quality suppliers. In some cases, these relationships are proprietary.

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

Other sources of costs include our manufacturing and warehousing facilities, factory overhead, labor and shipping costs. Factory overhead includes utilities, insurance, support personnel, depreciation, general supplies, support and maintenance. Although we attempt to maintain a flexible manufacturing cost structure, our margins can be impacted when we cannot timely adjust labor and manufacturing costs to match fluctuations in net sales.

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

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, and cash flows related to interest rate swap agreements. Other (expense) income also includes other financial items such as losses on extinguishment of debt, loss on pension settlement, and investment income earned on our cash and cash equivalents.

Results of Operations

A detailed discussion of the year-over-year changes from the Company's fiscal 2018 to fiscal 2019 can be found in the Management's Discussion and Analysis section of the Company's fiscal 2019 Annual Report on Form 10-K filed February 25, 2020.

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$2,485,200	$2,204,336	$280,864	12.7%
Cost of goods sold	1,527,546	1,406,584	120,962	8.6%
Gross profit	957,654	797,752	159,902	20.0%
Operating expenses:
Selling and service	246,373	217,683	28,690	13.2%
Research and development	80,251	68,394	11,857	17.3%
General and administrative	119,644	110,868	8,776	7.9%
Amortization of intangible assets	32,280	28,644	3,636	12.7%
Total operating expenses	478,548	425,589	52,959	12.4%
Income from operations	479,106	372,163	106,943	28.7%
Total other expense, net	(32,915)	(52,556)	19,641	-37.4%
Income before provision for income taxes	446,191	319,607	126,584	39.6%
Provision for income taxes	98,973	67,299	31,674	47.1%
Net income	347,218	252,308	94,910	37.6%
Net income attributable to noncontrolling interests	(3,358)	301	(3,659)	-1215.6%
Net income attributable to Generac Holdings Inc.	$350,576	$252,007	$98,569	39.1%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales by Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Domestic	$2,088,808	$1,742,898	$345,910	19.8%
International	396,392	461,438	(65,046)	-14.1%
Total net sales	$2,485,200	$2,204,336	$280,864	12.7%

	Adjusted EBITDA by Segment
	Year Ended December 31,
	2020	2019	$ Change	% Change
Domestic	$563,394	$428,667	$134,727	31.4%
International	20,379	25,448	(5,069)	-19.9%
Total Adjusted EBITDA	$583,773	$454,115	$129,658	28.6%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Residential products	$1,556,501	$1,143,723	$412,778	36.1%
Commercial & industrial products	701,751	871,595	(169,844)	-19.5%
Other	226,948	189,018	37,930	20.1%
Total net sales	$2,485,200	$2,204,336	$280,864	12.7%

Net sales.    The increase in Domestic segment sales for the year ended December 31, 2020 was primarily due to strong growth in shipments of home standby generators and portable generators as elevated outage activity and nationwide stay-at-home orders heightened consumer awareness of power reliability concerns. Chore products sold directly to consumers were also strong during the current year as homeowners increased outdoor project activity. In addition, shipments of the PWRcell™ energy storage system had a strong impact on growth as we expanded our presence in the rapidly developing solar-plus-storage market. This broad-based residential products growth was partially offset by continued weakness in sales of C&I mobile products due to the ongoing impacts from the COVID-19 pandemic, as well as lower shipments of C&I products to national telecom customers as compared to a strong prior year comparison.

The decrease in International segment sales for the year ended December 31, 2020 was primarily driven by a broad-based sharp drop in global demand caused by the COVID-19 pandemic and its impact on the C&I power generation market in certain key regions of the world, which magnified the slower economic growth and geopolitical headwinds already being experienced prior to the pandemic. However, the year-over-year decline in the fourth quarter was at a notably lesser rate relative to recent quarters as certain regions are beginning to show signs of recovery.

Total contribution from non-annualized recent acquisitions for the year ended December 31, 2020 was $32.4 million.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $350.6 million as compared to $252.0 million in the prior year period. The current year net income includes $11.5 million of pre-tax charges taken in the second quarter of 2020 relating to business optimization, restructuring, and other costs to address the impact of the COVID-19 pandemic and the decline in oil prices on end markets for our products. The cost reduction actions taken include certain headcount reductions, non-cash asset write-downs, and other charges. The charges, which primarily relate to C&I products, consist of $6.3 million classified within costs of goods sold and $5.2 million classified within operating expenses.

Gross profit.    Gross profit margin for the year ended December 31, 2020 was 38.5% compared to 36.2% for the year ended December 31, 2019. The overall increase in gross profit margin reflected a favorable sales mix towards significantly higher shipments of residential products, along with a lower mix of C&I products. The current year period includes the impact of the aforementioned $6.3 million of charges classified within costs of goods sold.

Operating expenses.    Operating expenses increased $53.0 million, or 12.4%, as compared to the prior year. The current year period includes the impact of the aforementioned $5.2 million of charges classified within operating expenses. In addition, the increase in operating expenses was primarily driven by higher variable expenses from the significant increase in sales volume, incremental spend related to clean energy products and the impact of acquisitions, higher employee costs, and additional intangible amortization. These increases were partially offset by a reduction in operating expenses as a result of the restructuring actions initiated in the second quarter of 2020 and an overall reduction in controllable operating expenses.

Other expense.    The decrease in other expense, net was driven by a reduction in interest expense due to lower LIBOR rates and lower outstanding borrowings in the current year, as well as a $10.9 million pre-tax settlement charge related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2020 and 2019 were 22.2% and 21.1%, respectively. The increase in the effective tax rate is primarily due to a reduction in the prior year U.S. state income tax expense, which did not repeat in the current year, as well as higher earnings in the current year, which dilute the impact of discrete tax benefits.

Adjusted EBITDA.    Adjusted EBITDA is defined in, and there is a reconciliation of net income to Adjusted EBITDA attributable to the Company in, "Non-GAAP Measures - Adjusted EBITDA" included below in Item 7 of this Annual Report on Form 10-K. Adjusted EBITDA margins for the Domestic segment for the year ended December 31, 2020 were 27.0% of net sales as compared to 24.6% of net sales for the year ended December 31, 2019. Adjusted EBITDA margin in the current year benefited from favorable sales mix and higher operating leverage from the significant revenue growth, partially offset by the aforementioned higher operating expense investments.

Adjusted EBITDA margins for the International segment, before deducting for non-controlling interests, for the year ended December 31, 2020 were 5.1% of net sales as compared to 5.5% of net sales for the year ended December 31, 2019. Decreased operating leverage on lower sales volumes was the primary contributor to the margin decline, partially offset by lower operating expenses as a result of the restructuring activities initiated in the second quarter of 2020.

Adjusted net income.    Adjusted Net Income is defined in, and there is a reconciliation of net income to Adjusted Net Income attributable to the Company in, "Non-GAAP Measures - Adjusted Net Income" included below in Item 7 of this Annual Report on Form 10-K. Adjusted Net Income of $412.2 million for the year ended December 31, 2020 increased 29.7% from $317.8 million for the year ended December 31, 2019, due to the factors outlined above together with an increase in the cash income tax rate from 15.0% in 2019 to 17.9% in 2020.

Liquidity and Financial Position

Our primary cash requirements include payment for our raw material and component supplies, salaries & benefits, facility and lease costs, operating expenses, interest and principal payments on our debt and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our ABL credit facility (ABL Facility).

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. The Term Loan currently matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of December 31, 2020, our secured leverage ratio was 1.12 to 1.00 times, and we were in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility, which matures on June 12, 2023. As of December 31, 2020, there was no outstanding balance under the ABL Facility, leaving $299.6 million of availability, net of outstanding letters of credit. We were in compliance with all covenants of the ABL Facility as of December 31, 2020.

As of December 31, 2020, we had $954.7 million of liquidity comprised of $655.1 million of cash and cash equivalents and $299.6 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan until December 2026. We believe we have a strong liquidity position that allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2018, our Board of Directors approved a $250.0 million stock repurchase program, which expired in October 2020. In September 2020, the Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and under which we may repurchase $250.0 million of common stock over 24 months from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the year ended December 31, 2020, no repurchases were made. Since the inception of all stock repurchase programs starting in August 2015, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

Long-term Liquidity

We believe that our cash and cash equivalents, cash flow from operations, and availability under our ABL Facility and other short-term lines of credit provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay interest and principal on our outstanding debt, as well as repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table summarizes our cash flows by category for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$486,533	$308,887	$177,646	57.5%
Net cash used in investing activities	(124,095)	(170,078)	45,983	-27.0%
Net cash used in financing activities	(30,428)	(41,918)	11,490	-27.4%

The increase in net cash provided by operating activities was primarily driven by higher sales volumes and resulting higher operating earnings in the current year, as well as a significant working capital investment that was made in the prior year which did not repeat in the current year.

Net cash used in investing activities for the year ended December 31, 2020 primarily represented cash payments of $64.8 million related to the acquisition of businesses and $62.1 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2019 primarily consisted of cash payments of $112.0 million related to the acquisition of businesses and $60.8 million for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2020 primarily consisted of $282.5 million of debt repayments ($277.7 million of short-term borrowings and $4.8 million of long-term borrowings), $14.9 million of taxes paid related to equity awards, and $4.0 million of contingent consideration for acquired businesses. These payments were partially offset by $257.9 million cash proceeds from borrowings ($257.6 million for short-term borrowings and $0.3 million for long-term borrowings) and $13.1 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2019 primarily consisted of $112.6 million of debt repayments ($53.1 million of long-term borrowings and $59.5 million of short-term borrowings), $6.4 million of taxes paid related to equity awards, and $5.5 million of contingent consideration for acquired businesses. These payments were partially offset by $75.0 million of cash proceeds from borrowings ($73.3 million for short-term borrowings and $1.7 million for long-term borrowings) and $9.4 million of proceeds from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2020, using the interest rates in effect as of that date:

(U.S. Dollars in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, including current portion (1)	$833,990	$1,836	$1,951	$142	$830,061
Finance lease obligations, including current portion	27,371	2,312	3,939	2,517	18,603
Interest on long-term debt and finance lease obligations	111,035	16,553	34,903	34,641	24,938
Operating leases	71,706	19,530	27,654	12,811	11,711
Total contractual cash obligations	$1,044,102	$40,231	$68,447	$50,111	$885,313

(1) The Term Loan matures on December 13, 2026. The ABL Facility provides for a $300.0 million senior secured ABL revolving credit facility, which matures on June 12, 2023. There was no outstanding balance on the ABL Facility as of December 31, 2020.

Capital Expenditures

Our operations require capital expenditures for facilities and related improvements, technology, research & development, tooling, equipment, capacity expansion, IT systems & infrastructure and upgrades. Capital expenditures were $62.1 million, $60.8 million, and $47.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were funded through cash from operations.

As a result of increased demand for our products and in order to expand manufacturing and distribution capacity, we have entered into an agreement to purchase an approximate 420,000 square foot building in Trenton, South Carolina. The transaction funded in February 2021.

Off-Balance Sheet Arrangements

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur.

Total dealer purchases financed under this arrangement accounted for approximately 12% and 11% of net sales for the years ended December 31, 2020 and 2019, respectively. The amount financed by dealers which remained outstanding was $55.6 million and $49.6 million as of December 31, 2020 and 2019, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Refer to Note 2, “Summary of Accounting Policies – Goodwill and Other Indefinite-Lived Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s policy regarding the accounting for goodwill and other intangible assets. The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2020, 2019 and 2018, and found no impairment.

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

In our October 31, 2020 impairment test calculation, the Latin America reporting unit and the Generac Mobile Products reporting unit each had an estimated fair value that exceeded its carrying value by approximately 10%.

The carrying value of the Latin America goodwill was $43.6 million. Key financial assumptions utilized to determine the fair value of the reporting unit include revenue growth levels that reflect the impact of the COVID-19 pandemic with an eventual return to normalized revenue growth patterns and profitability from recovering end markets, improving profit margins, a 3% terminal growth rate and an 11.7% discount rate. The reporting unit’s fair value would approximate its carrying value with a 70 basis point increase in the discount rate or a 75 basis point reduction in the sales continuous annual growth rate and terminal growth rate.

The carrying value of the Generac Mobile Products goodwill was $48.6 million. Key financial assumptions utilized to determine the fair value of the reporting unit include revenue growth levels that reflect the impact of the COVID-19 pandemic as well as the impact of a decline in oil prices on end markets with an eventual return to normalized revenue growth levels from recovering end markets, improving profit margins, a 3% terminal growth rate and a 14.6% discount rate. The reporting unit’s fair value would approximate its carrying value with a 100 basis point increase in the discount rate or a 100 basis point reduction in the sales continuous annual growth rate and terminal growth rate.

As noted above, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	continued negative impact from the COVID-19 pandemic;
●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator;
●	successful efforts by our competitors to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	unexpected or unplanned changes in the use of assets or entity structure; and
●	business divestitures.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, profit margins, forecasted cash flows, discount rates and terminal growth rates. Refer to Note 1, “Description of Business,” and Note 3, "Acquisitions," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal, state and international income tax laws; the difference between tax and financial reporting bases of assets and liabilities; estimates of amounts currently due or owed in various jurisdictions; and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

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

New Accounting Standards

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 2, “Summary of Accounting Policies - New Accounting Pronouncements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Measures

Adjusted EBITDA

The computation of Adjusted EBITDA attributable to Generac Holdings Inc. is based on the definition of EBITDA contained in our credit agreement, as amended. To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, taking into account certain charges and gains that were recognized during the periods presented.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	2018
Net income attributable to Generac Holdings Inc.	$350,576	$252,007	$238,257
Net income attributable to noncontrolling interests (a)	(3,358)	301	2,963
Net income	347,218	252,308	241,220
Interest expense	32,991	41,544	40,956
Depreciation and amortization	68,773	60,767	47,408
Provision for income taxes	98,973	67,299	69,856
Non-cash write-down and other adjustments (b)	(327)	240	3,532
Non-cash share-based compensation expense (c)	20,882	16,694	14,563
Loss on extinguishment of debt (d)	-	926	1,332
Loss on pension settlement (e)	-	10,920	-
Transaction costs and credit facility fees (f)	2,151	2,724	3,883
Business optimization and other charges (g)	12,158	1,572	952
Other	954	(879)	850
Adjusted EBITDA	583,773	454,115	424,552
Adjusted EBITDA attributable to noncontrolling interests	2,358	4,965	7,759
Adjusted EBITDA attributable to Generac Holdings Inc.	$581,415	$449,150	$416,793

(a) Includes the noncontrolling interests’ share of expenses related to Pramac purchase accounting, including intangible amortization of $4.3 million, $4.2 million, and $4.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(b) Represents the following non-cash adjustments: gains/losses on disposal of assets, unrealized mark-to-market adjustments on commodity contracts, transactional foreign currency gains/losses and certain purchase accounting related adjustments. We believe that adjusting net income for these non-cash items is useful for the following reasons:

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

(d) Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayments of Term Loan debt. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

(e) Represents pre-tax settlement charges related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s pension plans.

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

(g) Typically, represents severance and non-recurring plant consolidation costs. For the year-ended December 31, 2020, represents severance, non-cash asset write-downs and other charges to address the impact of the COVID-19 pandemic and decline in oil prices on demand for C&I products. These charges represent expenses that are nonrecurring and do not reflect our ongoing operations.

Adjusted Net Income

To further supplement our consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest and provision for income taxes adjusted for the following items: cash income tax expense, amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2019	2018
Net income attributable to Generac Holdings Inc.	$350,576	$252,007	$238,257
Net income attributable to noncontrolling interests	(3,358)	301	2,963
Net income	347,218	252,308	241,220
Provision for income taxes	98,973	67,299	69,856
Income before provision for income taxes	446,191	319,607	311,076
Amortization of intangible assets	32,280	28,644	22,112
Amortization of deferred finance costs and original issue discount	2,598	4,712	4,749
Loss on extinguishment of debt	-	926	1,332
Loss on pension settlement	-	10,920	-
Transaction costs and other purchase accounting adjustments (a)	(1,328)	874	2,578
Business optimization and other charges	12,158	1,572	952
Adjusted net income before provision for income taxes	491,899	367,255	342,799
Cash income tax expense (b)	(79,723)	(47,945)	(47,064)
Adjusted net income	412,176	319,310	295,735
Adjusted net income attributable to noncontrolling interests	(32)	1,488	3,522
Adjusted net income attributable to Generac Holdings Inc.	$412,208	$317,822	$292,213

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) For the years ended December 31, 2020, 2019, and 2018, the amount is based on a cash income tax rate of 17.9%, 15.0%, and 15.1%, respectively. Cash income tax expense is based on the projected taxable income and corresponding cash taxes payable for the full year after considering the effects of current and deferred income tax items, and is calculated by applying the derived cash tax rate to the period’s pretax income.

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

The following is a summary of the forty-four foreign currency contracts outstanding as of December 31, 2020 (notional amount in thousands):

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Date
GBP	10/2/20 - 12/22/20	10/2/20 - 12/22/20	$ 9,666	1/13/21 - 6/28/21
USD	11/3/20 - 12/14/20	11/3/20 - 12/14/20	$ 4,260	1/8/21 - 3/12/21
AUD	11/24/20 - 12/14/20	11/24/20 - 12/14/20	$ 3,400	1/13/21 - 2/10/21

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2020, we had the following commodity forward contract outstanding (notional amount in thousands):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed Price	Expiration Date
Copper	May 18, 2020	January 1, 2021	$ 661	$2.215 per LB	June 30, 2021

Interest Rates

As of December 31, 2020, all of the outstanding debt under our Term Loan and ABL Facility was subject to floating interest rate risk. As of December 31, 2020, we had the following interest rate swap contracts outstanding (notional amount in thousands of US dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed LIBOR Rate	Expiration Date
Interest Rate	June 19, 2017	July 1, 2020	125,000	2.1263%	July 1, 2021
Interest Rate	June 19, 2017	July 1, 2021	125,000	2.2733%	July 1, 2022
Interest Rate	June 19, 2017	July 1, 2022	125,000	2.3673%	May 31, 2023
Interest Rate	June 30, 2017	July 1, 2020	125,000	2.2062%	July 1, 2021
Interest Rate	June 30, 2017	July 1, 2021	125,000	2.3717%	July 1, 2022
Interest Rate	June 30, 2017	July 1, 2022	125,000	2.5000%	May 31, 2023
Interest Rate	August 9, 2017	July 1, 2020	125,000	2.0740%	July 1, 2021
Interest Rate	August 9, 2017	July 1, 2021	125,000	2.2367%	July 1, 2022
Interest Rate	August 9, 2017	July 1, 2022	125,000	2.2948%	May 31, 2023
Interest Rate	August 30, 2017	July 1, 2020	125,000	1.9737%	July 1, 2021
Interest Rate	August 30, 2017	July 1, 2021	125,000	2.1508%	July 1, 2022
Interest Rate	August 30, 2017	July 1, 2022	125,000	2.2998%	May 31, 2023
Interest Rate	March 4, 2020	May 31, 2023	200,000	0.9565%	December 14, 2026
Interest Rate	March 5, 2020	May 31, 2023	100,000	0.9050%	December 14, 2026
Interest Rate	March 6, 2020	May 31, 2023	200,000	0.7770%	December 14, 2026

In conjunction with the December 2019 amendment to our Term Loan, we also amended the interest swaps to remove the LIBOR floor, which resulted in minor reductions to our future dated swap rates. At December 31, 2020, the fair value of these interest rate swaps was a liability of $29.9 million. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loan and ABL Facility that is not covered by the swaps. A hypothetical change in the LIBOR interest rate of 100 basis points would have changed annual cash interest expense by approximately $3.3 million (or, without the swaps in place, $8.3 million) in 2020.

For additional information on the Company’s foreign currency and commodity forward contracts and interest rate swaps, including amounts charged to the statement of comprehensive income during 2020, 2019, and 2018, refer to Note 5, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, WI

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of  comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Refer to Note 9 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. This requires management to make significant estimates and assumptions including estimates of future growth rates, inflation rates and discount rates based on the estimated weighted average cost of capital for the business. Changes in the assumptions could have a significant impact on the fair value, which could result in an impairment charge. The Company performed their annual impairment assessment of its reporting units as of October 31, 2020.  In the October 31, 2020 impairment test calculation, the Latin America and Generac Mobile reporting units each had an estimated fair value that exceeded their carrying value by approximately 10%. Because the estimated fair value exceeded the carrying value for each, no impairment was recorded.  The carrying value of goodwill for the Company’s Latin America and Generac Mobile reporting units as of the October 31, 2020 impairment assessment was $43.6 million and $48.6 million, respectively.

Key financial assumptions utilized to determine the fair value of the Latin America reporting unit include revenue growth levels that reflect the impact of the COVID-19 pandemic with an eventual return to normalized revenue growth patterns and profitability from recovering end markets, improving profit margins, a 3% terminal growth rate and a 11.7% discount rate. Key financial assumptions utilized to determine the fair value of the Generac Mobile reporting unit include revenue growth levels that reflect the impact of the COVID-19 pandemic as well as the impact of a decline in oil prices on end markets with an eventual return to normalized revenue growth levels from recovering end markets, improving profit margins, a 3% terminal growth rate and a 14.6% discount rate.

The principle consideration for our determination that the evaluation of goodwill is a critical audit matter is that there is a high degree of auditor effort, judgment and subjectivity involved in designing and performing procedures to evaluate the reasonableness of management’s key financial assumptions utilized to determine the fair value of the Latin America and Generac Mobile reporting units.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth rates, improving profit margins, the terminal growth rate and the selection of the discount rate for the Latin America and Generac Mobile reporting units included the following, among others:

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

February 23, 2021

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded West Coast Energy Systems LLC, which was acquired in July 2020, Mean Green Products, LLC, which was acquired in September 2020, and Enbala Power Networks Inc., which was acquired in October 2020, and whose financial statements constitute 4.7% and 2.6% of net and total assets, respectively, 0.6% of net sales, and (0.3)% of net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at West Coast Energy Systems LLC, Mean Green Products, LLC and Enbala Power Networks Inc.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 23, 2021

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$655,128	$322,883
Accounts receivable, less allowance for credit losses of $12,001 and $6,968 at December 31, 2020 and 2019, respectively	374,906	319,538
Inventories	603,317	522,024
Prepaid expenses and other assets	36,382	31,384
Total current assets	1,669,733	1,195,829

Property and equipment, net	343,936	316,976

Customer lists, net	49,205	55,552
Patents and technology, net	86,727	85,546
Other intangible assets, net	9,932	8,259
Tradenames, net	146,159	148,377
Goodwill	855,228	805,284
Deferred income taxes	1,497	2,933
Operating lease and other assets	73,006	46,913
Total assets	$3,235,423	$2,665,669

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$39,282	$58,714
Accounts payable	330,247	261,977
Accrued wages and employee benefits	63,036	41,361
Other accrued liabilities	204,812	132,629
Current portion of long-term borrowings and finance lease obligations	4,147	2,383
Total current liabilities	641,524	497,064

Long-term borrowings and finance lease obligations	841,764	837,767
Deferred income taxes	115,769	96,328
Operating lease and other long-term liabilities	179,955	140,432
Total liabilities	1,779,012	1,571,591

Redeemable noncontrolling interest	66,207	61,227

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,024,329 and 71,667,726 shares issued at December 31, 2020 and 2019, respectively	721	717
Additional paid-in capital	525,541	498,866
Treasury stock, at cost, 9,173,731 and 9,103,013 shares at December 31, 2020 and 2019, respectively	(332,164)	(324,551)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,432,565	1,084,383
Accumulated other comprehensive loss	(34,254)	(24,917)
Stockholders’ equity attributable to Generac Holdings Inc.	1,390,293	1,032,382
Noncontrolling interests	(89)	469
Total stockholders’ equity	1,390,204	1,032,851
Total liabilities and stockholders’ equity	$3,235,423	$2,665,669

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018

Net sales	$2,485,200	$2,204,336	$2,023,464
Costs of goods sold	1,527,546	1,406,584	1,298,424
Gross profit	957,654	797,752	725,040

Operating expenses:
Selling and service	246,373	217,683	191,887
Research and development	80,251	68,394	50,019
General and administrative	119,644	110,868	103,841
Amortization of intangibles	32,280	28,644	22,112
Total operating expenses	478,548	425,589	367,859
Income from operations	479,106	372,163	357,181

Other (expense) income:
Interest expense	(32,991)	(41,544)	(40,956)
Investment income	2,182	2,767	1,893
Loss on extinguishment of debt	–	(926)	(1,332)
Loss on pension settlement	–	(10,920)	–
Other, net	(2,106)	(1,933)	(5,710)
Total other expense, net	(32,915)	(52,556)	(46,105)

Income before provision for income taxes	446,191	319,607	311,076
Provision for income taxes	98,973	67,299	69,856
Net income	347,218	252,308	241,220
Net income attributable to noncontrolling interests	(3,358)	301	2,963
Net income attributable to Generac Holdings Inc.	$350,576	$252,007	$238,257

Other comprehensive income (loss):
Foreign currency translation adjustment	$4,948	$2,210	$(5,976)
Net unrealized gain (loss) on derivatives	(14,285)	(13,855)	2,924
Pension liability adjustment	–	10,541	437
Other comprehensive income (loss)	(9,337)	(1,104)	(2,615)
Total comprehensive income	337,881	251,204	238,605
Comprehensive income (loss) attributable to noncontrolling interests	(364)	(635)	1,647
Comprehensive income attributable to Generac Holdings Inc.	$338,245	$251,839	$236,958

Net income attributable to Generac Holdings Inc. per common share - basic:	$5.61	$4.09	$3.57
Weighted average common shares outstanding - basic:	62,280,889	61,926,986	61,662,031

Net income attributable to Generac Holdings Inc. per common share - diluted:	$5.48	$4.03	$3.54
Weighted average common shares outstanding - diluted:	63,737,734	62,865,446	62,233,225

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2017	70,820,173	$708	$459,816	(8,448,874)	$(294,005)	$(202,116)	$610,836	$(21,198)	$554,041	$279	$554,320
Unrealized gain on interest rate swaps, net of tax of $1,027	–	–	–	–	–	–	–	2,924	2,924	–	2,924
Foreign currency translation adjustment	–	–	–	–	–	–	–	(5,976)	(5,976)	(2)	(5,978)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	366,245	4	1,737	–	–	–	–	–	1,741	–	1,741
Net share settlement of restricted stock awards	–	–	–	(38,186)	(1,812)	–	–	–	(1,812)	–	(1,812)
Stock repurchases	–	–	–	(560,000)	(25,656)	–	–	–	(25,656)	–	(25,656)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(314)	(314)
Share-based compensation	–	–	14,563	–	–	–	–	–	14,563	–	14,563
Pension liability adjustment, net of tax of $154	–	–	–	–	–	–	–	437	437	–	437
Redemption value adjustment	–	–	–	–	–	–	(17,970)	–	(17,970)	–	(17,970)
Net income	–	–	–	–	–	–	238,257	–	238,257	749	239,006

Balance at December 31, 2018	71,186,418	$712	$476,116	(9,047,060)	$(321,473)	$(202,116)	$831,123	$(23,813)	$760,549	$712	$761,261
Change in noncontrolling interest share	–	–	–	–	–	–	–	–	–	(154)	(154)
Unrealized loss on interest rate swaps, net of tax of ($4,877)	–	–	–	–	–	–	–	(13,855)	(13,855)	–	(13,855)
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,210	2,210	(30)	2,180
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	481,308	5	6,056	–	–	–	–	–	6,061	–	6,061
Net share settlement of restricted stock awards	–	–	–	(55,953)	(3,078)	–	–	–	(3,078)	–	(3,078)
Cash dividends paid to noncontrolling interest of subsidiary	–	–	–	–	–	–	–	–	–	(285)	(285)
Share-based compensation	–	–	16,694	–	–	–	–	–	16,694	–	16,694
Pension liability adjustment and settlement, net of tax	–	–	–	–	–	–	–	10,541	10,541	–	10,541
Redemption value adjustment	–	–	–	–	–	–	1,253	–	1,253	–	1,253
Net income	–	–	–	–	–	–	252,007	–	252,007	226	252,233

Balance at December 31, 2019	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($4,826)	–	–	–	–	–	–	–	(14,285)	(14,285)	–	(14,285)
Foreign currency translation adjustment	–	–	–	–	–	–	–	4,948	4,948	(29)	4,919
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	356,603	4	5,793	–	–	–	–	–	5,797	–	5,797
Net share settlement of restricted stock awards	–	–	–	(70,718)	(7,613)	–	–	–	(7,613)	–	(7,613)
Share-based compensation	–	–	20,882	–	–	–	–	–	20,882	–	20,882
Redemption value adjustment	–	–	–	–	–	–	(1,247)	–	(1,247)	–	(1,247)
Net income	–	–	–	–	–	–	350,576	–	350,576	(529)	350,047

Balance at December 31, 2020	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities
Net income	$347,218	$252,308	$241,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,493	32,265	25,296
Amortization of intangible assets	32,280	28,644	22,112
Amortization of original issue discount and deferred financing costs	2,598	4,712	4,749
Loss on extinguishment of debt	–	926	1,332
Loss on pension settlement	–	10,920	–
Deferred income taxes	21,195	18,733	23,600
Share-based compensation expense	20,882	16,694	14,563
Other	7,145	1,086	2,474
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,976)	8,231	(43,243)
Inventories	(77,983)	26,369	(152,594)
Other assets	12,859	(358)	(6,362)
Accounts payable	66,040	(69,404)	86,359
Accrued wages and employee benefits	20,157	(3,724)	12,626
Other accrued liabilities	60,593	(16,252)	16,972
Excess tax benefits from equity awards	(6,968)	(2,263)	(1,877)
Net cash provided by operating activities	486,533	308,887	247,227

Investing activities
Proceeds from sale of property and equipment	179	95	214
Proceeds from beneficial interest in securitization transactions	2,651	2,630	3,933
Expenditures for property and equipment	(62,128)	(60,802)	(47,601)
Acquisition of business, net of cash acquired	(64,797)	(112,001)	(65,440)
Net cash used in investing activities	(124,095)	(170,078)	(108,894)

Financing activities
Proceeds from short-term borrowings	257,593	73,340	53,965
Proceeds from long-term borrowings	277	1,660	51,425
Repayments of short-term borrowings	(277,719)	(59,518)	(27,880)
Repayments of long-term borrowings and finance lease obligations	(4,758)	(53,049)	(101,827)
Stock repurchases	–	–	(25,656)
Payment of contingent acquisition consideration	(4,000)	(5,550)	–
Payment of debt issuance costs	–	(1,473)	(1,702)
Cash dividends paid to noncontrolling interest of subsidiary	–	(285)	(314)
Taxes paid related to equity awards	(14,910)	(6,438)	(5,659)
Proceeds from the exercise of stock options	13,089	9,395	5,614
Net cash used in financing activities	(30,428)	(41,918)	(52,034)

Effect of exchange rate changes on cash and cash equivalents	235	1,510	(289)

Net increase in cash and cash equivalents	332,245	98,401	86,010
Cash and cash equivalents at beginning of period	322,883	224,482	138,472
Cash and cash equivalents at end of period	$655,128	$322,883	$224,482

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$28,765	$35,465	$41,007
Income taxes	61,861	61,767	41,044

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, light commercial and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of our "Powering Our Future" strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In June 2018, the Company acquired Selmec Equipos Industriales, S.A. de C.V. (Selmec), headquartered in Mexico City, Mexico. Selmec is a designer and manufacturer of industrial generators ranging from 10kW to 2,750kW. Selmec offers a market-leading service platform and specialized engineering capabilities, together with robust integration, project management and remote monitoring services.
●	In February 2019, the Company acquired a majority share of Captiva Energy Solutions Private Limited (Captiva). Captiva, founded in 2010 and headquartered in Kolkata, India, specializes in customized industrial generators for the India market.
●	In March 2019, the Company acquired Neurio Technology Inc. (Neurio), founded in 2005 and headquartered in Vancouver, British Columbia. Neurio is a leading energy data company focused on metering technology and sophisticated analytics to optimize energy use within a home or business.
●	In April 2019, the Company acquired Pika Energy, Inc. (Pika), founded in 2010 and located in Westbrook, Maine. Pika is a designer and manufacturer of battery storage technologies that capture and store solar or other power sources for homeowners and businesses, and is also a developer of advanced power electronics, software and controls for smart energy storage and management.
●

In July 2020, the Company acquired West Coast Energy Systems LLC (Energy Systems), its industrial distributor in northern California. This addition enhances the Company's ability to serve the west coast markets for both commercial & industrial (C&I) and residential products.

●	In September 2020, the Company acquired Mean Green Products, LLC (Mean Green), founded in 2009 and located in Ross, Ohio. Mean Green is a designer and manufacturer of commercial grade, battery-powered turf care products that provide quiet, zero emissions and reduced maintenance options as compared to traditional commercial mowers.
●	In October 2020, the Company acquired Enbala Power Networks Inc. (Enbala), founded in 2003 and headquartered in Denver, Colorado. Enbala is one of the leading providers of distributed energy optimization and control software that helps support the operational stability of the world's power grids.

2.	Summary of Accounting Policies

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

Concentration of Credit Risk

The Company maintains the majority of its domestic cash in a few commercial banks in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured.

One customer accounted for approximately 13% and 9% of accounts receivable at December 31, 2020 and 2019, respectively. No one customer accounted for greater than 6%, 5%, and 6%, of net sales during the years ended December 31, 2020, 2019, or 2018, respectively.

Accounts Receivable and Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, solar installers, utilities, and certain end users with payment terms generally ranging from 30 to 90 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, credit bureau information, and regional considerations.

Receivables are recorded at their face value amount less an allowance for credit losses. The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity by entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate based on current market conditions. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. In addition, the Company holds a credit insurance plan that covers the risk of loss up to specified amounts on certain trade receivables. As of December 31, 2020, the Company had gross receivables of $386,907 and an allowance for credit losses of $12,001.

The following is a tabular reconciliation of the Company's allowance for credit losses:

Year Ended December 31, 2020
Balance at beginning of period	$6,968
Adoption of ASU 2016-13	1,147
Established for Acquisitions	198
Provision for credit losses	4,645
Charge-offs	(1,448)
Currency translation	491
Balance at end of period	$12,001

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

Total depreciation expense was $36,493, $32,265, and $25,296 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2020, 2019 and 2018, and found no impairment.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance or amendment of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $2,598, $4,712, and $4,749 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2020, 2019 and 2018, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2021 - $2,640; 2022 - $2,689; 2023 - $2,579; 2024 - $2,508; 2025 - $2,555.

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

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $25,710 and $9,952 at December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, the Company recognized revenue of $8,703 related to amounts included in the December 31, 2019 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

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

In addition to extended warranties, the Company offers other services, including remote monitoring, installation, maintenance and grid services in certain circumstances. Total service revenues accounted for less than two percent of revenue during the year ended December 31, 2020.

Refer to Note 7, “Segment Reporting,” to the consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Expenditures for advertising production costs are expensed when the related advertisement is first run. Expenditures for Co-Op advertising are expensed when claimed by the customer. Total expenditures for advertising were $53,678, $44,153, and $34,792 for the years ended December 31, 2020, 2019 and 2018, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $80,251, $68,394, and $50,019 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $815,260, was approximately $831,038 (Level 2) at December 31, 2020, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported in the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Refer to Item 7A of this Annual Report on Form 10-K for further information on the Company’s derivatives.

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

Recently Adopted Accounting Standards

On  January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade and other receivables. The Company adopted this standard using the modified retrospective approach as of the date of adoption, meaning no prior period balances were impacted by the adoption. The adoption of the standard impacts the way the Company estimates the allowance for doubtful accounts on its trade and other receivables, and the Company recorded a decrease to retained earnings of $1,147 as a result of adopting ASU 2016-13. Results for reporting periods beginning after  January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 2 to the consolidated financial statements, “Summary of Accounting Policies - Accounts Receivable and Allowance for Credit Losses,” for further information regarding the Company’s allowance for expected credit losses.

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

3.	Acquisitions

Fiscal 2020

Acquisition of Enbala

On October 7, 2020, the Company acquired Enbala for a purchase price, net of cash acquired, of $41,982. The acquisition purchase price was funded solely through cash on hand.

The Company recorded a preliminary purchase price allocation during the fourth quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $46,645 of intangible assets, including $27,545 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying consolidated financial statements include the results of Enbala from the date of acquisition through December 31, 2020.

Other Acquisitions

In  July 2020, the Company acquired Energy Systems, its industrial distributor in northern California.

In  September 2020, the Company acquired Mean Green, a designer and manufacturer of commercial grade, battery-powered turf care products.

The combined purchase price for these acquisitions was $22,815 and was funded solely through cash on hand. The accompanying consolidated financial statements include the results of the acquired businesses since the dates of acquisition through December 31, 2020.

Fiscal 2019

Acquisition of Pika

On April 26, 2019, the Company acquired Pika for a purchase price, net of cash acquired, of $49,068. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Pika purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,196 of intangible assets, including $19,896 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Pika from the date of acquisition through December 31, 2020.

Acquisition of Neurio

On March 12, 2019, the Company acquired Neurio for a purchase price of $59,071, net of cash acquired and inclusive of a deferred payment of $7,922 which was made during the third quarter of 2019. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Neurio purchase price allocation during the first quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $58,762 of intangible assets, including $17,862 of goodwill recorded in the Domestic segment, as of the acquisition date. Substantially all of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying consolidated financial statements include the results of Neurio from the date of acquisition through December 31, 2020.

Other Acquisitions

In  February 2019, the Company acquired a majority share of Captiva, a manufacturer of customized industrial generators in Kolkata, India. The purchase price was immaterial to the Company and was funded solely through cash on hand. The accompanying consolidated financial statements include the results of the acquired business from the date of acquisition through December 31, 2020.

Fiscal 2018

Acquisition of Selmec

On June 1, 2018, the Company acquired Selmec for a purchase price of $79,972, net of cash acquired and inclusive of earnout payments of $14,902. Changes in the fair value of the earnout liability during 2020 and 2019 of $(2,241) and $(977), respectively, were recognized as a component of operating income in the Company's consolidated statements of comprehensive income. Changes in the fair value of the earnout liability during 2020 and 2019 included interest accretion of $536 and $2,740, respectively, and other fair value remeasurement adjustments of $(2,777) and $(3,717), respectively. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Selmec purchase price allocation during the second quarter of 2019 based upon its estimates of the fair value of the acquired assets and assumed liabilities. As a result, the Company recorded $79,827 of intangible assets, including $46,196 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to the acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Selmec from the date of acquisition through December 31, 2020.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, for the years ended December 31 are as follows:

	Year Ended December 31,
	2020	2019	2018
Accounts receivable	$5,151	$4,643	$14,302
Inventories	3,711	4,313	8,000
Prepaid expenses and other assets	897	304	4,323
Property and equipment	635	384	5,572
Intangible assets	26,057	79,200	33,631
Goodwill	42,698	41,428	46,196
Deferred income taxes	-	3,217	3,252
Other assets	1,122	133	597
Total assets acquired	80,271	133,622	115,873

Accounts payable	4,088	4,380	7,216
Accrued wages and employee benefits	700	4,408	397
Other accrued liabilities	2,151	602	13,671
Current portion of long-term debt	-	937	-
Deferred income taxes	4,134	9,958	10,974
Other long-term liabilities	4,401	778	3,643
Redeemable non-controlling interest	-	3,165	-
Net assets acquired	$64,797	$109,394	$79,972

Pro Forma Information

The following unaudited pro forma information of the Company gives effect to all acquisitions as though the transactions had occurred on January 1, 2018. Refer to Note 1, “Description of Business,” for further information on the acquisitions included in the table.

	Year Ended December 31,
	2020	2019	2018
Net Sales:
As reported	$2,485,200	$2,204,336	$2,023,464
Pro forma	2,512,017	2,242,710	2,093,112

Net income attributable to Generac Holdings Inc.:
As reported	$350,576	$252,007	$238,257
Pro forma	339,317	239,925	220,555

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$5.48	$4.03	$3.54
Pro forma	5.34	3.84	3.26

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2018.

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

	Year Ended December 31,
	2020	2019		2018
Balance at beginning of period	$61,227	$61,004		$43,929
Noncontrolling interest	-	3,165	(1)	-
Net income	(2,829)	75		2,214
Foreign currency translation	6,562	(1,764)		(3,109)
Redemption value adjustment	1,247	(1,253)		17,970
Balance at end of period	$66,207	$61,227		$61,004

(1) Represents the noncontrolling interest of Captiva calculated at the date of acquisition, February 1, 2019.

5.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to price fluctuations in commodities including steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months. At December 31, 2020 and 2019, the Company had one and no commodity contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized were $2,185, $(174), and $(874) for the years ended December 31, 2020, 2019 and 2018, respectively.

Foreign Currencies

The Company is exposed to foreign currency exchange risk as a result of transactions denominated in currencies other than the U.S. Dollar. The Company periodically utilizes foreign currency forward purchase and sales contracts to manage the volatility associated with certain foreign currency purchases and sales in the normal course of business. Contracts typically have maturities of twelve months or less. As of December 31, 2020 and 2019, the Company had forty-four and forty-three foreign currency contracts outstanding, respectively.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in "other, net" in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the years ended December 31, 2020, 2019 and 2018 were $355, $(1,195), and $(653), respectively.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, twelve of which were still outstanding as of December 31, 2020. In December 2019, in conjunction with the amendment to its Term Loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to fifteen as of December 31, 2020. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking these hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of the gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. The amount of after-tax gains (losses) recognized for the years ended December 31, 2020, 2019 and 2018 were $(14,285), $(13,855), and $2,924, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31, 2020	December 31, 2019
Commodity contracts	$1,386	$6
Foreign currency contracts	(154)	31
Interest rate swaps	(29,536)	(10,425)

The fair value of the commodity contract is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheet as of December 31, 2020. The fair value of the commodity and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps are included in other accrued liabilities and other long-term liabilities in the consolidated balance sheet as of December 31, 2019. Excluding the impact of credit risk, the fair value of the derivative contracts as of  December 31, 2020 and 2019 is a liability of $28,667 and $10,588, respectively, which represents the net amount the Company would pay to exit all of the agreements on those dates.

6.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2020 and 2019, net of tax:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Unrealized Loss on Cash Flow Hedges		Total
Beginning Balance – January 1, 2020	$(16,622)	$-	$(8,295)		$(24,917)
Other comprehensive income (loss) before reclassifications	4,948	-	(14,285)	(1)	(9,337)
Amounts reclassified from AOCL	-	-	-		-
Net current-period other comprehensive income (loss)	4,948	-	(14,285)		(9,337)
Ending Balance – December 31, 2020	$(11,674)	$-	$(22,580)		$(34,254)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2019	$(18,832)	$(10,541)		$5,560		$(23,813)
Other comprehensive income (loss) before reclassifications	2,210	1,474	(2)	(13,855)	(3)	(10,171)
Amounts reclassified from AOCL	-	9,067	(4)	-		9,067
Net current-period other comprehensive income (loss)	2,210	10,541		(13,855)		(1,104)
Ending Balance – December 31, 2019	$(16,622)	$-		$(8,295)		$(24,917)

(1)	Represents unrealized losses of $(19,111), net of tax effect of $4,826 for the year ended December 31, 2020.
(2)

Represents unrecognized actuarial gains of $1,992 net of tax effect of $(518), included in the computation of net periodic pension cost for the year ended December 31, 2019. Refer to Note 16, “Benefit Plans,” to the consolidated financial statements for additional information.

(3)	Represents unrealized losses of $(18,732), net of tax effect of $4,877 for the year ended December 31, 2019.

(4)	Details of reclassifications from AOCL during 2019 are as follows:

Amounts reclassified from AOCL
Loss on pension settlement	$10,920
Amortization of net loss	843
Total before tax	11,763
Income tax impact	(2,696)
Amounts reclassified from AOCL during 2019	$9,067

7.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Year Ended December 31, 2020
Product Classes	Domestic	International	Total
Residential products	$1,495,383	$61,118	$1,556,501
Commercial & industrial products	404,867	296,884	701,751
Other	188,558	38,390	226,948
Total net sales	$2,088,808	$396,392	$2,485,200

	Year Ended December 31, 2019
Product Classes	Domestic	International	Total
Residential products	$1,086,019	$57,704	$1,143,723
Commercial & industrial products	513,482	358,113	871,595
Other	143,397	45,621	189,018
Total net sales	$1,742,898	$461,438	$2,204,336

	Year Ended December 31, 2018
Product Classes	Domestic	International	Total
Residential products	$980,707	$62,032	$1,042,739
Commercial & industrial products	461,415	358,855	820,270
Other	124,398	36,057	160,455
Total net sales	$1,566,520	$456,944	$2,023,464

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage and monitoring solutions, and other outdoor power equipment. These products are sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

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

Other consists primarily of aftermarket service parts and product accessories sold to our dealers, the amortization of extended warranty deferred revenue, remote monitoring subscription revenue, grid services, installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2020	2019	2018
Domestic	$563,394	$428,667	$388,495
International	20,379	25,448	36,057
Total adjusted EBITDA	$583,773	$454,115	$424,552

Interest expense	(32,991)	(41,544)	(40,956)
Depreciation and amortization	(68,773)	(60,767)	(47,408)
Non-cash write-down and other adjustments (1)	327	(240)	(3,532)
Non-cash share-based compensation expense (2)	(20,882)	(16,694)	(14,563)
Loss on extinguishment of debt (3)	-	(926)	(1,332)
Loss on pension settlement (4)	-	(10,920)	-
Transaction costs and credit facility fees (5)	(2,151)	(2,724)	(3,883)
Business optimization and other charges (6)	(12,158)	(1,572)	(952)
Other	(954)	879	(850)
Income before provision for income taxes	$446,191	$319,607	$311,076

(1)	Includes certain foreign currency and purchase accounting related adjustments, gains/losses on disposal of assets and unrealized mark-to-market adjustments on commodity contracts.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to a voluntary prepayment of Term Loan debt.
(4)	Represents pre-tax settlement charges related to the termination of the Company’s domestic pension plan in the fourth quarter of 2019.
(5)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(6)

For the year ended December 31, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices. For the year ended December 31, 2019, represents severance and other charges related to the consolidation of certain of our facilities.

The following tables summarize additional financial information by reportable segment:

	Assets
	Year Ended December 31,
	2020	2019	2018
Domestic	$2,659,597	$2,123,251	$1,868,554
International	575,826	542,418	557,760
Total	$3,235,423	$2,665,669	$2,426,314

	Depreciation and Amortization
	Year Ended December 31,
	2020	2019	2018
Domestic	$53,020	$46,145	$35,586
International	15,753	14,764	11,822
Total	$68,773	$60,909	$47,408

	Capital Expenditures
	Year Ended December 31,
	2020	2019	2018
Domestic	$51,867	$36,007	$38,242
International	10,261	24,795	9,359
Total	$62,128	$60,802	$47,601

The Company’s sales in the United States represent approximately 82%, 75%, and 74% of total sales for the years ended December 31, 2020, 2019 and 2018, respectively. Approximately 81% and 80% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2020 and 2019, respectively.

8.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2020	2019
Raw material	$375,516	$328,021
Work-in-process	6,833	10,387
Finished goods	220,968	183,616
Total	$603,317	$522,024

As of December 31, 2020 and 2019, inventories totaling $9,154 and $18,684, respectively, were on consignment at customer locations.

Property and equipment consists of the following:

	December 31,
	2020	2019
Land and improvements	$18,363	$18,252
Buildings and improvements	198,908	177,079
Machinery and equipment	153,696	117,114
Dies and tools	24,190	22,040
Vehicles	6,037	3,955
Office equipment and systems	107,923	99,124
Leasehold improvements	5,276	4,293
Construction in progress	30,227	36,299
Gross property and equipment	544,620	478,156
Accumulated depreciation	(200,684)	(161,180)
Total	$343,936	$316,976

Total property and equipment included finance leases of $27,269 and $26,063 at December 31, 2020 and 2019, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the consolidated statement of cash flows. Refer to Note 10, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842, Leases.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows:

	Domestic	International	Total
Balance at December 31, 2018	$621,451	$143,204	$764,655
Acquisitions of businesses, net	37,758	3,078	40,836
Foreign currency translation	-	(207)	(207)
Balance at December 31, 2019	659,209	146,075	805,284
Acquisitions of businesses, net	42,722	-	42,722
Foreign currency translation	604	6,618	7,222
Balance at December 31, 2020	$702,535	$152,693	$855,228

Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions.

The details of the gross goodwill applicable to each reportable segment at December 31, 2020 and 2019 are as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,205,728	$(503,193)	$702,535	$1,162,402	$(503,193)	$659,209
International	157,304	(4,611)	152,693	150,686	(4,611)	146,075
Total	$1,363,032	$(507,804)	$855,228	$1,313,088	$(507,804)	$805,284

The following table summarizes intangible assets by major category as of December 31, 2020 and 2019:

	Weighted Average	December 31, 2020			December 31, 2019
	Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	9	$58,729	$(40,891)	$17,838	$56,669	$(36,613)	$20,056
Customer lists	12	370,736	(321,531)	49,205	369,932	(314,380)	55,552
Patents and technology	10	233,271	(146,544)	86,727	213,972	(128,426)	85,546
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	4	16,469	(6,537)	9,932	12,063	(3,804)	8,259
Total finite-lived intangible assets		$680,251	$(516,549)	$163,702	$653,682	$(484,269)	$169,413
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$808,572	$(516,549)	$292,023	$782,003	$(484,269)	$297,734

Amortization of intangible assets was $32,280, $28,644 and $22,112 in 2020, 2019 and 2018, respectively. Excluding the impact of any future acquisitions, the Company estimates amortization expense for the next five years will be as follows: 2021 - $33,906; 2022 - $26,649; 2023 - $22,129; 2024 - $18,581; 2025 - $16,808.

10.	Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (“ROU”) asset and lease liability at the lease commencement date based on the present value of the lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rate is a collateralized rate determined based on the lease term, the Company’s credit rating, and other market information available at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and is reduced by any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while lease expense for finance leases is recognized as depreciation and interest expense using the effective interest method. The Company’s variable lease expense generally consists of property tax and insurance payments that are variable in nature, however, these amounts are immaterial to the consolidated financial statements and are therefore not separately reported.

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

The components of total lease cost consist of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$18,648	$9,647
Finance lease cost:
Amortization of ROU assets	2,587	2,531
Interest on lease liabilities	2,237	2,227
Total lease cost	$23,472	$14,405

Prior to the adoption of ASU 2016-02 in 2019, lease expense consisted of payments on operating leases. Total rent expense related to operating leases for the year ended December 31, 2018 was approximately $10,739.

As of January 1, 2019, the date of the adoption of ASU 2016-02, the Company recognized ROU assets and lease liabilities related to operating leases of $42,024 and $42,056, respectively, and there was no cumulative effect adjustment made to retained earnings. Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease ROU assets (1)	$62,030	$35,950

Operating lease liabilities - current (2)	$17,192	$7,231
Operating lease liabilities - noncurrent (3)	46,558	29,778
Total operating lease liabilities	$63,750	$37,009

Finance Leases
Finance lease ROU assets, gross	$34,929	$29,142
Accumulated depreciation - finance lease ROU assets	(7,660)	(3,079)
Finance lease ROU assets, net (4)	$27,269	$26,063

Finance lease liabilities - current (5)	$2,311	$1,830
Finance lease liabilities - noncurrent (6)	25,060	24,132
Total finance lease liabilities	$27,371	$25,962

(1)	Recorded in the operating lease and other assets line within the consolidated balance sheets
(2)	Recorded in the other accrued liabilities line within the consolidated balance sheets
(3)	Recorded in the operating lease and other long-term liabilities line within the consolidated balance sheets
(4)	Recorded in the property and equipment, net line within the consolidated balance sheets
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line within the consolidated balance sheets
(6)	Recorded in the long-term borrowings and finance lease obligations line within the consolidated balance sheets

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,412	$10,125
Operating cash flows from finance leases	1,871	1,864
Financing cash flows from finance leases	3,957	3,237

ROU assets obtained in exchange for lease liabilities
Operating leases	41,678	4,021
Finance leases	3,737	8,797

Weighted average remaining lease term and discount rate information related to the Company’s leases as of December 31, 2020 is as follows:

Weighted average remaining lease term (in years)
Operating Leases	4.92
Finance Leases	12.90

Weighted average discount rate
Operating Leases	4.48%
Finance Leases	7.66%

The maturities of the Company’s lease liabilities as of December 31, 2020 are as follows:

	Finance Leases	Operating Leases
2021	$4,146	$19,530
2022	4,292	18,135
2023	3,112	9,519
2024	2,999	7,452
2025	2,678	5,359
After 2025	28,596	11,711
Total minimum lease payments	45,823	71,706
Interest component	(18,452)	(7,956)
Present value of minimum lease payments	$27,371	$63,750

11.	Product Warranty Obligations

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

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$49,316	$41,785	$35,422
Product warranty reserve assumed in acquisition	124	1,062	-
Payments	(33,496)	(26,096)	(20,029)
Provision for warranty issued	42,093	32,060	26,910
Changes in estimates for pre-existing warranties	1,181	505	(518)
Balance at end of period	$59,218	$49,316	$41,785

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

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$78,738	$68,340	$57,854
Deferred revenue contracts issued	26,968	24,483	21,440
Amortization of deferred revenue contracts	(15,918)	(14,085)	(10,954)
Balance at end of period	$89,788	$78,738	$68,340

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at December 31, 2020 is as follows:

2021	$18,754
2022	18,819
2023	16,464
2024	11,849
After 2024	23,902
Total	$89,788

The Company has a post-sale extended warranty marketing program with a third party. In the program’s agreement, the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts that they sell, which it classifies as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized to net sales in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. The balance of deferred contract costs as of December 31, 2020 and 2019 was $6,869 and $6,190, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2020, 2019 and 2018 was $1,303, $869 and $615, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2020	2019
Product warranty liability
Current portion - other accrued liabilities	$37,417	$27,885
Long-term portion - other long-term liabilities	21,801	21,431
Total	$59,218	$49,316

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$18,857	$15,519
Long-term portion - other long-term liabilities	70,931	63,219
Total	$89,788	$78,738

12.	Credit Agreements

Short-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2020	2019
ABL facility	$-	$30,961
Other lines of credit	39,282	27,753
Total	$39,282	$58,714

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2020	2019
Term loan	$830,000	$830,000
Original issue discount and deferred financing costs	(15,450)	(18,048)
ABL facility	-	-
Finance lease obligation	27,371	25,962
Other	3,990	2,236
Total	845,911	840,150
Less: current portion of debt	1,836	553
Less: current portion of finance lease obligation	2,311	1,830
Total	$841,764	$837,767

Maturities of long-term borrowings outstanding at December 31, 2020, excluding finance lease obligations as their maturities are disclosed in Note 10, “Leases,” and before considering original issue discount and deferred financing costs, are as follows:

2021	$1,836
2022	1,905
2023	46
2024	115
After 2024	830,088
Total	$833,990

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Currently, the Term Loan bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%.

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

In connection with our Term Loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. The Company plans to work with its lenders in the future to amend other LIBOR based debt agreements to add a replacement rate should the use of LIBOR cease.

The Term Loan does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00 times. As of December 31, 2020, the Company’s net secured leverage ratio was 1.12 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for a senior secured ABL revolving credit facility (ABL Facility). The maturity date of the ABL Facility is currently June 12, 2023. Borrowings under the ABL Facility are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. Currently, the ABL Facility bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case subject to adjustments based upon average availability under the ABL Facility.

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

As of December 31, 2020, there was no outstanding balance under the ABL Facility, leaving $299,621 of availability, net of outstanding letters of credit.

As of December 31, 2020 and December 31, 2019, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit and the ABL Facility, which totaled $39,282 and $58,714, respectively.

13.	Stock Repurchase Programs

In September 2018, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in October 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2018, the Company repurchased 560,000 shares of its common stock for $25,656, all funded with cash on hand. Since the inception of all programs starting in August 2015, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Numerator
Net income attributable to Generac Holdings Inc.	$350,576	$252,007	$238,257
Redeemable noncontrolling interest redemption value adjustment	(1,247)	1,253	(17,970)
Net income attributable to common shareholders	$349,329	$253,260	$220,287

Denominator
Weighted average shares, basic	62,280,889	61,926,986	61,662,031
Dilutive effect of stock compensation awards (1)	1,456,845	938,460	571,194
Diluted shares	63,737,734	62,865,446	62,233,225

Net income attributable to common shareholders per share
Basic	$5.61	$4.09	$3.57
Diluted	$5.48	$4.03	$3.54

(1)

Excludes approximately 26,100 stock options for the year ended December 31, 2018, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the years ended December 31, 2020 and 2019.

15.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$62,714	$41,686	$32,072
State	13,071	4,211	9,639
Foreign	1,974	2,660	4,546
Total	77,759	48,557	46,257
Deferred:
Federal	20,452	19,393	22,225
State	1,243	1,390	1,910
Foreign	(1,197)	(1,263)	479
Total	20,498	19,520	24,614
Change in valuation allowance	716	(778)	(1,015)
Provision for income taxes	$98,973	$67,299	$69,856

The Company files U.S. federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. The Company believes the tax positions taken on its returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2020, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2017. Due to the carryforward of net operating losses and research & development credits, the Company’s Wisconsin state income tax returns for tax years 2009 through 2019 remain open. In addition, the Company is subject to audit by various foreign taxing jurisdictions for tax years 2015 through 2019.

The Company is regularly under tax return examination by tax authorities in the various jurisdictions in which we operate. The Company is actively managing the examinations and working to address any open matters. While the Company does not believe any material taxes or penalties are due, there is a possibility that the ultimate tax outcome of an examination may result in differences from what was recorded. Such differences may affect the provision for income taxes in the period in which the determination is made, and could impact the Company’s financial results.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$24,358	$21,053
Deferred revenue	15,851	14,697
Inventories	11,795	9,879
Stock-based compensation	8,348	7,490
Operating loss and credit carryforwards	31,275	28,356
Bad debt	1,633	1,094
Other	8,558	4,275
Valuation allowance	(5,740)	(5,024)
Total deferred tax assets	96,078	81,820

Deferred tax liabilities:
Goodwill and intangible assets	171,831	142,159
Depreciation	33,716	27,864
Debt refinancing costs	3,544	4,119
Prepaid expenses	1,259	1,073
Total deferred tax liabilities	210,350	175,215
Net deferred tax liabilities	$(114,272)	$(93,395)

As of December 31, 2020 and 2019, deferred tax assets of $1,497 and $2,933, and deferred tax liabilities of $115,769 and $96,328, respectively, were reflected on the consolidated balance sheets.

The Company maintains a valuation allowance against the deferred tax assets when it is uncertain it will generate sufficient taxable income to utilize the asset. During 2020, the valuation allowance increased by $716 primarily due to state net operating losses which are unlikely to be utilized, partially offset by utilization of loss carryforwards in certain foreign subsidiaries.

At December 31, 2020, the Company had various state research & development and state manufacturing tax credit carryforwards of approximately $4,513 and $19,303, respectively, which expire between 2024 and 2035. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2020	2019
Unrecognized tax benefit, beginning of period	$6,720	$5,635
Increase in unrecognized tax benefit for positions taken in prior period	332	633
Increase in unrecognized tax benefit for positions taken in current period	750	495
Statute of limitation expirations	(189)	(43)
Settlements	-	-
Unrecognized tax benefit, end of period	$7,613	$6,720

The unrecognized tax benefit as of  December 31, 2020 and 2019, if recognized, would favorably impact the effective tax rate.

As of  December 31, 2020 and 2019, total accrued interest of approximately $95 and $71, respectively, and accrued penalties of approximately $274 and $195, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2021.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	4.3	4.3	4.7
State tax rate differential	0.0	(1.0)	-
Research and development credits	(1.1)	(0.8)	(1.3)
State credits	(1.5)	(1.0)	(1.0)
Share-based compensation (1)	(1.0)	(0.6)	(0.5)
Tax Act impact	0.0	-	(0.2)
Other	0.5	(0.8)	(0.2)
Effective tax rate	22.2%	21.1%	22.5%

(1)	With the adoption of ASU 2016-09 in 2017, excess tax benefits from equity awards are reflected within the provision for income taxes rather than within the consolidated balance sheet.

16.	Benefit Plans

Medical and Dental Plans

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. These plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $24,617, $18,290, and $14,660 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s foreign subsidiaries participate in government sponsored medical benefit plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees that is deferred. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008 that were impacted by the freezing of the Company’s pension plans. The Company’s matching contributions are subject to vesting. Forfeitures may be applied against plan expenses and Company contributions. The Company recognized $5,332, $4,791 and $4,193 of expense related to these plans for the years ended December 31, 2020, 2019 and 2018, respectively.

Pension Plans

Historically, the Company maintained noncontributory salaried and hourly pension plans (Pension Plans) covering certain domestic employees. The Pension Plans were frozen effective December 31, 2008. Effective December 31, 2018, the Pension Plans were merged into the same plan (Pension Plan), resulting in no change to benefits for participants. The benefits under the salaried plan were based upon years of service and the participants’ defined final average monthly compensation. The benefits under the hourly plan were based on a unit amount at the date of termination multiplied by the participant’s years of credited service.

In 2019, the Company completed the termination of its Pension Plan.  In connection with the Company’s activities to terminate the plan, lump sum distributions were made in the fourth quarter of 2019 to individuals who elected lump sum distributions, including rolling over their accounts to the Company’s 401(k) savings plan. Also in the fourth quarter of 2019, annuity contracts were purchased to settle obligations for the remaining participants. Upon settlement of the pension liability, the Company reclassified related unrecognized pension losses recorded in AOCL to the consolidated statements of comprehensive income. As a result, the Company recorded pre-tax settlement charges of $10,920 in the fourth quarter of the year ended December 31, 2019.

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

The Company adopted an equity incentive plan (the 2010 Plan) on February 10, 2010 in connection with its initial public offering. The 2010 Plan, as amended, allowed for granting of up to 9.1 million share-based awards to executives, directors and employees. Awards available for grant under the 2010 Plan included stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Awards under the 2010 Plan ceased in June 2019. Total share-based compensation expense related to the Plan, net of estimated forfeitures, was $11,681, $15,738, and $14,563 for the years ended December 31, 2020, 2019 and 2018, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

On June 13, 2019, the stockholders of Generac Holdings Inc. approved the Company’s 2019 Equity Incentive Plan (the 2019 Plan). Following the effectiveness of the 2019 Plan, no new awards may be made under the Plan. The 2019 Plan allows for granting of up to 2.7 million share-based awards to executives, directors and employees. Awards available for grant under the 2019 Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the 2019 Plan, net of estimated forfeitures, was $9,201 and $956 for the years ended December 31, 2020 and 2019, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2020 have an exercise price between $91.00 per share and $158.89 per share; stock options granted in 2019 have an exercise price of $52.07 per share; and stock options granted in 2018 have an exercise price between $43.88 per share and $45.29 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 24,070, 32,211 and 63,817 for the years ended December 31, 2020, 2019 and 2018, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds from the cashless for cash exercise of stock options were $13,089, $9,395 and $5,614 for the years ended December 31, 2020, 2019 and 2018, respectively, and are reflected as a financing activity in the consolidated statement of cash flows.

Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to stock option exercises were $7,297, $3,360 and $3,846 for the years ended December 31, 2020, 2019 and 2018, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$35.79	$19.33	$17.86

Assumptions:
Expected stock price volatility	32%	33%	37%
Risk free interest rate	1.56%	2.52%	2.60%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)

Outstanding as of December 31, 2017	1,472,130	$33.11	7.3	$25,281
Granted	366,231	43.88
Exercised	(267,909)	19.90
Forfeited	(49,285)	43.34
Outstanding as of December 31, 2018	1,521,167	37.70	7.0	$19,212

Granted	369,779	52.07
Exercised	(263,250)	30.75
Forfeited	(35,010)	43.79
Outstanding as of December 31, 2019	1,592,686	42.04	6.9	$93,242

Granted	173,650	102.32
Exercised	(216,196)	39.88
Forfeited	(21,450)	50.25
Outstanding as of December 31, 2020	1,528,690	49.08	6.3	$272,553

Exercisable as of December 31, 2020	845,365	39.15	4.9	$159,145

As of December 31, 2020, there was $10,673 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.4 years. Total share-based compensation cost related to the stock options for the years ended December 31, 2020, 2019 and 2018 was $5,860, $5,597 and $4,998, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, whereby the number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of a number of financial metrics, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2018 awards covers the years 2018 through 2020, the performance period for the 2019 awards covers the years 2019 through 2021, and the performance period for the 2020 awards covers the years 2020 through 2022. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's shares on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 70,718, 55,953 and 38,186 for the years ended December 31, 2020, 2019 and 2018, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to restricted stock vesting were $7,613, $3,078 and $1,812 for the years ended December 31, 2020, 2019 and 2018, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested as of December 31, 2017	392,276	$37.77
Granted	208,803	44.49
Vested	(128,433)	39.03
Forfeited	(46,650)	39.43
Non-vested as of December 31, 2018	425,996	40.50

Granted	265,255	62.38
Vested	(184,628)	38.78
Forfeited	(14,986)	44.23
Non-vested as of December 31, 2019	491,637	52.84

Granted	183,868	95.14
Vested	(200,390)	45.10
Forfeited	(18,921)	56.58
Non-vested as of December 31, 2020	456,194	68.42

As of December 31, 2020, there was $20,608 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.9 years. Total share-based compensation cost related to the restricted stock for the years ended December 31, 2020, 2019 and 2018, inclusive of performance shares, was $15,022, $11,097 and $9,565, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2020, 2019 and 2018, 15,275, 22,544 and 33,419 shares of stock, respectively, were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board, all of which were fully vested at time of grant. A non-employee director can elect to receive his or her director fees in the form of deferred stock units, which voluntarily defers the issuance of the related shares granted until the director separates from the Company or a triggering event occurs. 10,528, 16,604 and 22,675 of deferred stock units are included in the shares of stock granted to certain members of the Company’s Board of Directors for the years 2020, 2019, and 2018, respectively. Total share-based compensation cost for these share grants in 2020, 2019 and 2018 was $1,558, $1,391 and $1,718, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2020 and 2019 was approximately $55,600 and $49,600, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

19.	Quarterly Financial Information (Unaudited)

	Quarters in the Year Ended December 31, 2020
	Q1	Q2	Q3	Q4
Net sales	$475,915	$546,848	$701,355	$761,082
Gross profit	172,320	208,983	276,149	300,202
Operating income	62,862	89,553	155,637	171,054
Net income attributable to Generac Holdings Inc.	44,460	66,145	114,970	125,001
Net income attributable to common shareholders per common share - basic:	$0.69	$1.04	$1.86	$2.02
Net income attributable to common shareholders per common share - diluted:	$0.68	$1.02	$1.82	$1.97

	Quarters in the Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
Net sales	$470,353	$541,916	$601,135	$590,932
Gross profit	162,175	195,838	217,517	222,222
Operating income	71,173	90,926	105,556	104,508
Net income attributable to Generac Holdings Inc.	44,861	61,958	75,574	69,614
Net income attributable to common shareholders per common share - basic:	$0.77	$0.99	$1.20	$1.14
Net income attributable to common shareholders per common share - diluted:	$0.76	$0.98	$1.18	$1.12

20.	Valuation and Qualifying Accounts

For the years ended December 31, 2020, 2019 and 2018:

	Balance at Beginning of Year	Additions Charged to Earnings	Additions Charged to Retained Earnings (1)	Charges to Reserve, Net (2)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2020
Allowance for credit losses	$6,968	$4,645	$1,147	$(957)	$198	$12,001
Reserves for inventory	24,293	11,353	-	(8,788)	959	27,817
Valuation of deferred tax assets	5,024	716	-	-	-	5,740

Year ended December 31, 2019
Allowance for credit losses	$4,873	$3,086	$-	$(1,033)	$42	$6,968
Reserves for inventory	23,140	4,821	-	(3,867)	199	24,293
Valuation of deferred tax assets	5,802	-	-	-	(778)	5,024

Year ended December 31, 2018
Allowance for credit losses	$4,805	$1,941	$-	$(2,123)	$250	$4,873
Reserves for inventory	15,987	10,004	-	(3,720)	869	23,140
Valuation of deferred tax assets	6,817	478	-	-	(1,493)	5,802

(1)	Result of adopting ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
(2)	Deductions from the allowance for doubtful accounts equal accounts receivable written off against the allowance, less recoveries, as well as foreign currency translation adjustments. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of, as well as foreign currency translation adjustments.

21.	Subsequent Events

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. In conducting this assessment, our management excluded West Coast Energy Systems LLC, which was acquired in July 2020, Mean Green Products, LLC, which was acquired in September 2020, and Enbala Power Networks Inc., which was acquired in October 2020, and whose financial statements constitute 4.7% and 2.6% of net and total assets, respectively, 0.6% of net sales, and (0.3)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2020.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 18, 2021, the Compensation Committee of the Board of Directors approved certain incremental equity awards to be granted to Mr. Minick effective March 1, 2021. The equity awards include: (i) an award of restricted stock valued at $1 million that vests on the third anniversary of the date of grant, and (ii) an award of performance shares valued at $1 million, at target achievement level, with a performance period ending December 31, 2023. Such awards are intended to retain and align Mr. Minick's interests with certain objectives related to the Company's Energy Technology initiatives over the next three years.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Information About Our Executive Officers”, will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed with the SEC on February 25, 2020).

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

10.24+

Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.25	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.26	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.27+

Amended Form of Performance Share Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.28+	Generac Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on February 25, 2020).

10.29+

Generac Power Systems, Inc. Executive Change in Control Policy, effective November 5, 2018 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.30+	Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 26, 2019).

10.31+

Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.32+

Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.33+

Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits Number	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (v) Notes to Consolidated Financial Statements.

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

Dated: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 23, 2021
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 23, 2021
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 23, 2021
Bennett Morgan

/s/ MARCIA J. AVEDON	Director	February 23, 2021
Marcia J. Avedon

/s/ JOHN D. BOWLIN	Director	February 23, 2021
John D. Bowlin

/s/ ROBERT D. DIXON	Director	February 23, 2021
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 23, 2021
William Jenkins

/s/ Andrew G. Lampereur	Director	February 23, 2021
Andrew G. Lampereur

/s/ David A. Ramon	Director	February 23, 2021
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 23, 2021
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 23, 2021
Dominick Zarcone