Form 10-Q
period 2021-03-31
GENERAC HOLDINGS INC.
filed 2021-05-04
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, there were 62,954,539 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$744,814	$655,128
Accounts receivable, less allowance for credit losses	428,702	374,906
Inventories	644,576	603,317
Prepaid expenses and other assets	39,515	36,382
Total current assets	1,857,607	1,669,733

Property and equipment, net	345,563	343,936

Customer lists, net	46,476	49,205
Patents and technology, net	80,250	86,727
Other intangible assets, net	9,182	9,932
Tradenames, net	145,074	146,159
Goodwill	849,294	855,228
Deferred income taxes	1,360	1,497
Operating lease and other assets	87,332	73,006
Total assets	$3,422,138	$3,235,423

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$26,534	$39,282
Accounts payable	387,933	330,247
Accrued wages and employee benefits	46,736	63,036
Other accrued liabilities	245,009	204,812
Current portion of long-term borrowings and finance lease obligations	4,053	4,147
Total current liabilities	710,265	641,524

Long-term borrowings and finance lease obligations	841,516	841,764
Deferred income taxes	122,196	115,769
Operating lease and other long-term liabilities	160,338	179,955
Total liabilities	1,834,315	1,779,012

Redeemable noncontrolling interests	63,254	66,207

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,205,746 and 72,024,329 shares issued at March 31, 2021 and December 31, 2020, respectively	723	721
Additional paid-in capital	534,303	525,541
Treasury stock, at cost	(358,362)	(332,164)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,581,681	1,432,565
Accumulated other comprehensive loss	(31,499)	(34,254)
Stockholders’ equity attributable to Generac Holdings Inc.	1,524,730	1,390,293
Noncontrolling interests	(161)	(89)
Total stockholders' equity	1,524,569	1,390,204
Total liabilities and stockholders’ equity	$3,422,138	$3,235,423

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net sales	$807,434	$475,915
Costs of goods sold	485,620	303,595
Gross profit	321,814	172,320

Operating expenses:
Selling and service	68,424	55,139
Research and development	22,388	18,649
General and administrative	32,899	27,889
Amortization of intangibles	8,979	7,781
Total operating expenses	132,690	109,458
Income from operations	189,124	62,862

Other (expense) income:
Interest expense	(7,723)	(9,053)
Investment income	603	960
Other, net	3,309	(1,914)
Total other expense, net	(3,811)	(10,007)

Income before provision for income taxes	185,313	52,855
Provision for income taxes	35,368	9,444
Net income	149,945	43,411
Net income (loss) attributable to noncontrolling interests	952	(1,049)
Net income attributable to Generac Holdings Inc.	$148,993	$44,460

Net income attributable to Generac Holdings Inc. per common share - basic:	$2.39	$0.69
Weighted average common shares outstanding - basic:	62,478,734	62,126,481

Net income attributable to Generac Holdings Inc. per common share - diluted:	$2.33	$0.68
Weighted average common shares outstanding - diluted:	64,099,073	63,283,737

Comprehensive income attributable to Generac Holdings Inc.	$153,816	$(3,098)

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January, 1 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $5,065	–	–	–	–	–	–	–	14,995	14,995	–	14,995
Foreign currency translation adjustment	–	–	–	–	–	–	–	(12,240)	(12,240)	(3)	(12,243)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	181,417	2	3,314	–	–	–	–	–	3,316	–	3,316
Net share settlement of restricted stock awards	–	–	–	(78,087)	(26,198)	–	–	–	(26,198)	–	(26,198)
Share-based compensation	–	–	5,448	–	–	–	–	–	5,448	–	5,448
Redemption value adjustment	–	–	–	–	–	–	123	–	123	–	123
Net income	–	–	–	–	–	–	148,993	–	148,993	(69)	148,924

Balance at March 31, 2021	72,205,746	$723	$534,303	(9,251,818)	$(358,362)	$(202,116)	$1,581,681	$(31,499)	$1,524,730	$(161)	$1,524,569

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2020	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($5,341)	–	–	–	–	–	–	–	(15,813)	(15,813)	–	(15,813)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(33,214)	(33,214)	(4)	(33,218)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	176,949	2	755	–	–	–	–	–	757	–	757
Net share settlement of restricted stock awards	–	–	–	(66,881)	(6,835)	–	–	–	(6,835)	–	(6,835)
Share-based compensation	–	–	4,574	–	–	–	–	–	4,574	–	4,574
Redemption value adjustment	–	–	–	–	–	–	(1,522)	–	(1,522)	–	(1,522)
Net income	–	–	–	–	–	–	44,460	–	44,460	(420)	44,040

Balance at March 31, 2020	71,844,675	$719	$504,195	(9,169,894)	$(331,386)	$(202,116)	$1,126,174	$(73,944)	$1,023,642	$45	$1,023,687

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$149,945	$43,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,258	8,335
Amortization of intangible assets	8,979	7,781
Amortization of original issue discount and deferred financing costs	646	642
Deferred income taxes	1,702	1,571
Share-based compensation expense	5,448	4,574
Loss (gain) on disposal of assets	(3,979)	–
Other non-cash charges	281	416
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(56,710)	(5,687)
Inventories	(45,833)	(48,145)
Other assets	(1,773)	(6,017)
Accounts payable	56,769	12,817
Accrued wages and employee benefits	(15,812)	(18,125)
Other accrued liabilities	63,014	12,976
Excess tax benefits from equity awards	(19,392)	(3,203)
Net cash provided by operating activities	152,543	11,346

Investing activities
Proceeds from sale of property and equipment	5	–
Proceeds from sale of investment	4,902	–
Proceeds from beneficial interests in securitization transactions	712	618
Expenditures for property and equipment	(27,469)	(12,894)
Net cash used in investing activities	(21,850)	(12,276)

Financing activities
Proceeds from short-term borrowings	32,215	20,694
Repayments of short-term borrowings	(43,979)	(25,526)
Repayments of long-term borrowings and finance lease obligations	(1,604)	(1,176)
Payment of contingent acquisition consideration	(3,750)	(4,000)
Taxes paid related to equity awards	(35,901)	(7,666)
Proceeds from exercise of stock options	13,011	1,590
Net cash used in financing activities	(40,008)	(16,084)

Effect of exchange rate changes on cash and cash equivalents	(999)	1,587

Net increase (decrease) in cash and cash equivalents	89,686	(15,427)
Cash and cash equivalents at beginning of period	655,128	322,883
Cash and cash equivalents at end of period	$744,814	$307,456

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2020). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (“ASUs”) to the FASB Accounting Standards Codification (ASC). ASUs issued were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

2.   Acquisitions

Fiscal 2021

The Company made no acquisitions during the three months ended March 31, 2021.

Fiscal 2020

Acquisition of Enbala

On October 7, 2020, the Company acquired Enbala for a purchase price, net of cash acquired, of $41,982. The acquisition purchase price was funded solely through cash on hand.

The Company recorded its preliminary purchase price allocation during the fourth quarter of 2020 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $46,645 of intangible assets, including $27,345 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Enbala from the date of acquisition through March 31, 2021. Pro forma financial information is not presented as the effects of this acquisition or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

Other Acquisitions

In July 2020, the Company acquired Energy Systems, its industrial distributor in northern California.

In September 2020, the Company acquired Mean Green, a designer and manufacturer of commercial grade, battery-powered turf care products.

The combined purchase price for these acquisitions was $22,815 and was funded solely through cash on hand. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through March 31, 2021. Pro forma financial information is not presented for these other acquisitions as the effects of these acquisitions or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2020 acquisitions:

2020
Accounts receivable	$5,102
Inventories	3,575
Prepaid expenses and other assets	858
Property and equipment	635
Intangible assets	26,257
Goodwill	42,720
Other assets	1,124
Total assets acquired	80,271

Accounts payable	4,088
Accrued wages and employee benefits	700
Other accrued liabilities	2,151
Deferred income taxes	4,134
Other long-term liabilities	4,401
Net assets acquired	$64,797

The fair values above are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information is obtained about facts and circumstances that existed as of the acquisition date. The Company does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during the last twelve months.

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

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$66,207	$61,227
Net income	1,021	(629)
Foreign currency translation	(3,851)	(2,216)
Redemption value adjustment	(123)	1,522
Balance at end of period	$63,254	$59,904

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, twelve of which were still outstanding as of March 31, 2021. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to fifteen as of March 31, 2021. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains and losses, net of tax, recognized for the three months ended March 31, 2021 and 2020 were $14,995 and $(15,813), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2021	December 31, 2020
Commodity contracts	$797	$1,386
Foreign currency contracts	(148)	(154)
Interest rate swaps	(9,476)	(29,536)

The fair value of the commodity contracts is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of March 31, 2021. The fair value of the commodity contracts is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of  December 31, 2020. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2021 and December 31, 2020 is a liability of $9,017 and $28,667, respectively, which represents the amount the Company would pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $815,835, was approximately $832,075 (Level 2) at March 31, 2021, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2021 and 2020, net of tax:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January, 1 2021	$(11,674)	$(22,580)		$(34,254)
Other comprehensive income (loss) before reclassifications	(12,240)	14,995	(1)	2,755
Amounts reclassified from AOCL	-	-		-
Net current-period other comprehensive income (loss)	(12,240)	14,995		2,755
Ending Balance – March 31, 2021	$(23,914)	$(7,585)		$(31,499)

	Foreign Currency Translation Adjustments		Unrealized Loss on Cash Flow Hedges		Total

Beginning Balance – January, 1 2020	$(16,622)		$(8,295)		$(24,917)
Other comprehensive income (loss) before reclassifications	(33,214)	(2)	(15,813)	(3)	(49,027)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(33,214)		(15,813)		(49,027)
Ending Balance – March 31, 2020	$(49,836)		$(24,108)		$(73,944)

(1)	Represents unrealized gains of $20,060 on the interest rate swaps, net of tax effect of $(5,065) for the three months ended March 31, 2021.
(2)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(3)	Represents unrealized losses of $(21,154) on the interest rate swaps, net of tax effect of $5,341 for the three months ended March 31, 2020.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech and Selmec acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended March 31, 2021
Product Classes	Domestic	International	Total
Residential products	$522,215	$19,934	$542,149
Commercial & industrial products	117,879	84,512	202,391
Other	52,644	10,250	62,894
Total net sales	$692,738	$114,696	$807,434

	Three Months Ended March 31, 2020
Product Classes	Domestic	International	Total
Residential products	$243,830	$13,789	$257,619
Commercial & industrial products	95,827	76,239	172,066
Other	36,373	9,857	46,230
Total net sales	$376,030	$99,885	$475,915

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage and monitoring solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications with power outputs ranging from 10kW up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to our dealers, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended March 31,
	2021	2020
Domestic	$207,073	$82,775
International	7,121	3,250
Total adjusted EBITDA	$214,194	$86,025

Interest expense	(7,723)	(9,053)
Depreciation and amortization	(18,237)	(16,116)
Non-cash write-down and other adjustments (1)	3,868	(2,284)
Non-cash share-based compensation expense (2)	(5,448)	(4,574)
Transaction costs and credit facility fees (3)	(914)	(234)
Business optimization and other charges (4)	(159)	(512)
Other	(268)	(397)
Income before provision for income taxes	$185,313	$52,855

(1)	Includes gains/losses on disposals of assets and investments, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(4)	Represents severance and other non-recurring restructuring charges related to the consolidation of certain of our facilities.

The Company’s sales in the U.S. represented approximately 83% and 77% of total sales for the three months ended March 31, 2021 and 2020, respectively. Approximately 82% and 81% of the Company’s identifiable long-lived assets were located in the U.S. at  March 31, 2021 and December 31, 2020, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw material	$407,750	$375,516
Work-in-process	4,086	6,833
Finished goods	232,740	220,968
Total	$644,576	$603,317

Property and equipment consists of the following:

	March 31,	December 31,
	2021	2020

Land and improvements	$18,062	$18,363
Buildings and improvements	201,635	198,908
Machinery and equipment	151,850	153,696
Dies and tools	24,802	24,190
Vehicles	6,371	6,037
Office equipment and systems	110,780	107,923
Leasehold improvements	4,652	5,276
Construction in progress	35,010	30,227
Gross property and equipment	553,162	544,620
Accumulated depreciation	(207,599)	(200,684)
Total	$345,563	$343,936

Total property and equipment included finance leases of $26,696 and $27,269 at March 31, 2021 and  December 31, 2020, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$59,218	$49,316
Payments	(9,779)	(7,588)
Provision for warranty issued	14,830	8,286
Changes in estimates for pre-existing warranties	1,028	(991)
Balance at end of period	$65,297	$49,023

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

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$89,788	$78,738
Deferred revenue contracts issued	8,031	5,939
Amortization of deferred revenue contracts	(4,637)	(3,797)
Balance at end of period	$93,182	$80,880

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at March 31, 2021 is as follows:

Remainder of 2021	$13,707
2022	19,781
2023	18,092
2024	13,373
2025	9,570
After 2025	18,659
Total	$93,182

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2021	2020
Product warranty liability
Current portion - other accrued liabilities	$40,632	$37,417
Long-term portion - other long-term liabilities	24,665	21,801
Total	$65,297	$59,218

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$22,251	$18,857
Long-term portion - other long-term liabilities	70,931	70,931
Total	$93,182	$89,788

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $30,659 and $25,710 at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recognized revenue of $16,912 related to amounts included in the December 31, 2020 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2021	2020
ABL Facility	$-	$-
Other lines of credit	26,534	39,282
Total	$26,534	$39,282

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2021	2020
Term Loan	$830,000	$830,000
Original issue discount and deferred financing costs	(14,803)	(15,450)
Finance lease obligation	27,004	27,371
Other	3,368	3,990
Total	845,569	845,911
Less: current portion of debt	1,756	1,836
Less: current portion of finance lease obligation	2,297	2,311
Total	$841,516	$841,764

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Currently, the Term Loan bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75% without a LIBOR floor. The Term Loan agreement has been amended a number of times since inception.

The Term Loan does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2021, the Company’s net secured leverage ratio was 0.92 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

As of March 31, 2021, there was no outstanding balance under the ABL Facility, leaving $299,609 of availability, net of outstanding letters of credit.

As of March 31, 2021 and December 31, 2020, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit, which totaled $26,534 and $39,282, respectively.

12.   Stock Repurchase Program

In September 2018, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in October 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended March 31, 2021 and 2020. Since the inception of all programs starting in August 2015, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator
Net income attributable to Generac Holdings Inc.	$148,993	$44,460
Redeemable noncontrolling interest redemption value adjustment	123	(1,522)
Net income attributable to common shareholders	$149,116	$42,938

Denominator
Weighted average shares, basic	62,478,734	62,126,481
Dilutive effect of stock compensation awards (1)	1,620,339	1,157,256
Diluted shares	64,099,073	63,283,737

Net income attributable to common shareholders per share
Basic	$2.39	$0.69
Diluted	$2.33	$0.68

(1) There were no awards with an anti-dilutive impact for the three months ended March 31, 2021 and 2020.

14. Income Taxes

The effective income tax rates for the three months ended March 31, 2021 and 2020 were 19.1% and 17.9%, respectively. The increase in the effective tax rate was primarily due to the significant increase in the mix of domestic pretax income in the current year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at March 31, 2021 and December 31, 2020 was approximately $72,900 and $55,600, respectively.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials, key components from our global supply chain and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix, logistics costs and regulatory tariffs;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	the duration and impact of the COVID-19 pandemic;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks, information technology systems, or connected products; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products, operations, or customer demand.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Power generation and storage is a key focus of the Company, which differentiates us from many of our competitors who also have broad operations outside of the power equipment market. As the only significant market participant with a primary focus on these products, we maintain one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost effective natural gas-fueled generators to expand into applications beyond standby power, allowing us to participate in distributed generation projects. The Company in recent years has been evolving its business model to also focus on clean energy products, solutions, and services. In 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from shorter-duration power outages. During 2020, we entered the market for grid services by offering distributed energy optimization and control software that helps support the operational stability of the world's power grids. We have also been focused on connecting the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product life cycle. The strategic focus on expanding the connectivity of our products will broaden our monitoring capabilities and also enable the increasing utilization of this equipment as distributed energy resources as the nascent market for grid services expands over the next several years. Overall, as the traditional centralized utility model evolves over time, we believe that a cleaner, more decentralized grid infrastructure will build-out, and Generac's energy technology solutions are strategically positioned to participate in this future "Grid 2.0".

In addition to power generation and storage solutions, other products that we design and manufacture include light towers that provide temporary lighting for various end markets, and a broad and growing product line of outdoor power equipment for residential and commercial use.

Impact of COVID-19 on Our Business

As the COVID-19 pandemic continues to evolve, we continue to work to ensure employee safety, monitor customer demand, proactively address supply chain or production challenges, and support our communities during this challenging time. We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have been operational during the pandemic. We have implemented changes in our work practices, maintaining a safe working environment for production and office employees at our facilities, while enabling other employees to productively work from home.

We expect the largest factor impacting our fiscal 2021 performance will be the possibility of supply chain and operations constraints. While we are deemed an essential, critical infrastructure business and our facilities currently remain operational, this continues to be a fluid process and subject to change. We have experienced and may continue to experience increased employee absences at several of our production facilities. If we were to encounter a significant work stoppage, disruption, or COVID-19 outbreak at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time. Additionally, the COVID-19 pandemic has disrupted the global supply chain and logistics network, and we are continually monitoring scheduled material receipts to mitigate any delays. To date, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies.  We have experienced inbound and outbound logistics delays and increased costs, however, the impact to our business thus far has not been significant. This could change if freight carriers are delayed or not able to operate.

The further extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers. Refer to the COVID-19 related risk factor disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Business Drivers and Operational Factors

In operating our business and monitoring its performance, we pay attention to a number of business drivers and trends as well as operational factors. The statements in this section are based on our current expectations.

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation products, energy storage systems, grid service solutions, and other power products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

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

Energy storage and monitoring markets developing quickly.    During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the acquisitions of Pika Energy and Neurio Technologies, along with the subsequent introduction of Generac branded products - marketed under the names PWRcellTM and PWRviewTM. We believe the electric utility landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to monitor, manage and store this power – potentially developing into a significant market opportunity as attachment rates for energy storage systems on solar installations have increased significantly over the last couple of years. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets, which enabled us to quickly ramp shipments for these clean energy solutions during 2020, and which we believe will position Generac as a key participant going forward. Although different from the emergency backup power space, we believe this market will develop similarly as the home standby generator market has over the past two decades given both products can provide power resiliency to homeowners. We expect to further advance our growing capabilities for energy storage systems including product development, sourcing, distribution, and marketing, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential energy storage, monitoring, and management markets.

California market for backup power increasing.    Over the past two years, utilities in the state of California have executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were proactive measures to prevent their equipment from potentially causing catastrophic wildfires during the dry and windy season of the year. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, have resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators still stand at only approximately 1%. In addition, the state of California has mandated that all wireless telecommunications infrastructure must provide for at least 72 hours of back-up power. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity are some of the highest in the U.S., and the regulatory environment is increasingly mandating renewable energy on new construction applications.

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

Impact of business capital investment and other economic cycles.    The global market for our commercial and industrial products is affected by different capital investment cycles, which can vary across the numerous regions around the world in which we participate. These markets include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends can have a material impact on demand for these products. The capital investment cycle may differ for the various commercial and industrial end markets that we serve including light commercial, retail, office, telecommunications, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic and geopolitical conditions as well as credit availability in the various geographic regions that we serve.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency and component price fluctuations.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions over the years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

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

During 2020, elevated power outage activity and the emergence of the "Home as a Sanctuary" trend driven by the COVID-19 pandemic led to a significant increase in demand for home standby generators. In addition, the major outages throughout Texas in the first quarter of 2021 also drove elevated demand for back-up generators. This increased demand has resulted in extended lead times for these products, and as a result, our net sales during 2021 are expected to be more level-loaded throughout the year relative to historical seasonal patterns.

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. We plan to work with our lenders in the future to amend other LIBOR based debt agreements to add a replacement rate for when the use of LIBOR ceases. During the three months ended March 31, 2021, interest expense decreased compared to the three months ended March 31, 2020, primarily due to lower outstanding borrowings and lower LIBOR rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing relief to taxpayers due to the COVID-19 pandemic. We have reviewed and implemented elements of the CARES Act based on guidance provided by the U.S. Treasury Department. However, the benefits were not material to our financial results. Despite this, we will continue to review the CARES Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may create an additional tax expense or benefit. We will update our future tax provisions based on new regulations or guidance accordingly. We are also monitoring any additional legislative changes to income tax laws that could increase our effective tax rate and related tax obligations.

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

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net sales	$807,434	$475,915	$331,519	69.7%
Costs of goods sold	485,620	303,595	182,025	60.0%
Gross profit	321,814	172,320	149,494	86.8%
Operating expenses:
Selling and service	68,424	55,139	13,285	24.1%
Research and development	22,388	18,649	3,739	20.0%
General and administrative	32,899	27,889	5,010	18.0%
Amortization of intangible assets	8,979	7,781	1,198	15.4%
Total operating expenses	132,690	109,458	23,232	21.2%
Income from operations	189,124	62,862	126,262	200.9%
Total other income (expense), net	(3,811)	(10,007)	6,196	-61.9%
Income before provision for income taxes	185,313	52,855	132,458	250.6%
Provision for income taxes	35,368	9,444	25,924	274.5%
Net income	149,945	43,411	106,534	245.4%
Net income (loss) attributable to noncontrolling interests	952	(1,049)	2,001	-190.8%
Net income attributable to Generac Holdings Inc.	$148,993	$44,460	$104,533	235.1%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Domestic	$692,738	$376,030	$316,708	84.2%
International	114,696	99,885	14,811	14.8%
Total net sales	$807,434	$475,915	$331,519	69.7%

	Adjusted EBITDA
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Domestic	$207,073	$82,775	$124,298	150.2%
International	7,121	3,250	3,871	119.1%
Total Adjusted EBITDA	$214,194	$86,025	$128,169	149.0%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Residential products	$542,149	$257,619	$284,530	110.4%
Commercial & industrial products	202,391	172,066	30,325	17.6%
Other	62,894	46,230	16,664	36.0%
Total net sales	$807,434	$475,915	$331,519	69.7%

Net sales.    Domestic segment sales increased 84.2% to $692.7 million as compared to $376.0 million in the prior year quarter. The increase was primarily driven by strong growth in shipments of residential products highlighted by home standby and portable generators. In addition, PWRcellTM energy storage systems experienced healthy growth as the Company continues to expand in the clean energy market and shipments of chore products also improved at a strong rate as compared to the prior year. This was supplemented by a return to growth for C&I products which was led by a substantial increase in shipments to telecom national account customers compared to the prior year.

International segment sales increased 14.8% to $114.7 million as compared to $99.9 million in the prior year quarter. Core sales, which excludes the favorable impact of currency, increased 9.6% compared to the prior year. The growth for the segment was due to an increase in market activity primarily in the European region that is now recovering from the impact of the COVID-19 pandemic which began during the first quarter of the prior year.

The net sales contribution from all non-annualized recent acquisitions to the three months ended March 31, 2021 was $6.9 million.

Gross profit.    Gross profit margin for the first quarter of 2021 was 39.9% compared to 36.2% in the prior year first quarter. The gross profit margin increase was primarily driven by favorable sales mix from significantly higher shipments of residential products, along with improved pricing and overhead absorption from higher sales volumes. These favorable impacts were partially offset by the onset of higher input costs primarily relating to raw materials, labor, freight and logistics costs.

Operating expenses.   Operating expenses increased $23.2 million, or 21.2%, as compared to the prior year first quarter. The increase was primarily driven by higher variable expenses from the significant increase in sales volumes, higher employee costs and incentive compensation, and the impact of acquisitions. These increases were partially offset by a reduction in controllable operating expenses.

Other expense.    The decrease in Other expense, net was driven by a reduction in interest expense due to lower outstanding borrowings and lower LIBOR rates, as well as a $3.9 million gain recorded on the sale of a long-term investment in the current year quarter.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2021 and 2020 were 19.1% and 17.9%, respectively. The increase in the effective tax rate was primarily due to the significant increase in the mix of domestic pretax income in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $149.0 million as compared to $44.5 million in the prior year first quarter. The increase was primarily driven by increased sales volumes and related favorable sales mix, and other items noted above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the first quarter of 2021 was $207.1 million, or 29.9% of net sales, as compared to $82.8 million, or 22.0% of net sales, in the prior year quarter. This margin increase was driven by favorable sales mix, improved pricing and higher operating leverage from the substantial revenue growth for the segment during the quarter.

Adjusted EBITDA for the International segment in the first quarter of 2021, before deducting for non-controlling interests, was $7.1 million, or 6.2% of net sales, as compared to $3.3 million, or 3.3% of net sales, in the prior year quarter. The improvement in margin was due to the combination of favorable sales mix, improved operating leverage on the higher sales volumes, and lower operating expenses as a result of the restructuring activities initiated in the second quarter of 2020.

Adjusted Net Income.    Adjusted Net Income of $152.7 million for the three months ended March 31, 2021 increased 177.1% from $55.1 million for the three months ended March 31, 2020, due to the factors outlined above together with an increase in the cash income tax rate from approximately 14% in the prior year quarter to approximately 20.5% in the current year quarter.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on our debt, income taxes, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our ABL credit facility (ABL Facility).

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. Following several amendments, the Term Loan matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2021, our secured leverage ratio was 0.92 to 1.00 times, and we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for the $300.0 million ABL Facility. The ABL Facility matures June 12, 2023 and bears interest at rates based upon either a base rate plus an applicable margin of 0.125% or an adjusted LIBOR rate plus an applicable margin of 1.125%, in each case, subject to adjustments based upon average availability under the ABL Facility. As of March 31, 2021, there was no outstanding balance under the ABL Facility, leaving $299.6 million of availability, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of March 31, 2021.

As of March 31, 2021, we had $1,044.4 million of liquidity comprised of $744.8 million of cash and equivalents and $299.6 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan until December 2026. We believe we have a strong liquidity position that allows us, notwithstanding unforeseen impacts of the current COVID-19 pandemic, to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2018, our Board of Directors approved a $250.0 million stock repurchase program, which expired in October 2020. In September 2020, our Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250.0 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the three months ended March 31, 2021 and 2020, no share repurchases were made under these plans. Since the inception of all stock repurchase programs starting in August 2015, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program" to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our cash on hand, provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay interest or principal on our outstanding debt, as well as to repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net cash provided by operating activities	$152,543	$11,346	$141,197	1244.5%
Net cash used in investing activities	(21,850)	(12,276)	(9,574)	-78.0%
Net cash used in financing activities	(40,008)	(16,084)	(23,924)	-148.7%

The increase in net cash provided by operating activities was primarily due to higher sales volumes and resulting higher operating earnings in the current year quarter, coupled with a lower level of working capital investment compared to the prior year quarter.

Net cash used in investing activities for the three months ended March 31, 2021 primarily represents cash payments of $27.5 million related to the purchase of property and equipment, which were offset by cash proceeds on sale of an investment of $4.9 million. Net cash used in investing activities for the three months ended March 31, 2020 primarily represents cash payments of $12.9 million related to the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2021 primarily represents $45.6 million of debt repayments ($44.0 million of short-term borrowings and $1.6 million of long-term borrowings and finance lease obligations), $35.9 million of taxes paid related to equity awards, and $3.8 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $32.2 million from short-term borrowings and $13.0 million from the exercise of stock options.

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

Contractual Obligations

There have been no material changes to our contractual obligations since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; and income taxes.

There have been no material changes in our critical accounting policies since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2021	2020

Net income attributable to Generac Holdings Inc.	$148,993	$44,460
Net income (loss) attributable to noncontrolling interests	952	(1,049)
Net income	149,945	43,411
Interest expense	7,723	9,053
Depreciation and amortization	18,237	16,116
Provision for income taxes	35,368	9,444
Non-cash write-down and other adjustments (a)	(3,868)	2,284
Non-cash share-based compensation expense (b)	5,448	4,574
Transaction costs and credit facility fees (c)	914	234
Business optimization and other charges (d)	159	512
Other	268	397
Adjusted EBITDA	214,194	86,025
Adjusted EBITDA attributable to noncontrolling interests	2,192	(102)
Adjusted EBITDA attributable to Generac Holdings Inc.	$212,002	$86,127

(a)   Represents the following non-cash charges and other adjustments: gains/losses on disposals of assets and investments, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency related adjustments. We believe that adjusting net income for these non-cash charges is useful for the following reasons:

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2021	2020

Net income attributable to Generac Holdings Inc.	$148,993	$44,460
Net income (loss) attributable to noncontrolling interests	952	(1,049)
Net income	149,945	43,411
Provision for income taxes	35,368	9,444
Income before provision for income taxes	185,313	52,855
Amortization of intangible assets	8,979	7,781
Amortization of deferred finance costs and original issue discount	646	642
Transaction costs and other purchase accounting adjustments (a)	689	40
(Gain)/loss attributable to business or asset dispositions (b)	(3,991)	–
Business optimization and other charges	159	512
Adjusted net income before provision for income taxes	191,795	61,830
Cash income tax expense (c)	(37,868)	(7,345)
Adjusted net income	153,927	54,485
Adjusted net income (loss) attributable to noncontrolling interests	1,223	(581)
Adjusted net income attributable to Generac Holdings Inc.	$152,704	$55,066

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.38	$0.87
Weighted average common shares outstanding - diluted:	64,099,073	63,283,737

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Represents gains and losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

(c) Amount for the three months ended March 31, 2021 is based on an anticipated cash income tax rate of approximately 20.5% for the full year ending December 31, 2021. Amount for the three months ended March 31, 2020 is based on an anticipated cash income tax rate at the time of approximately 14% for the full year ended December 31, 2020. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of March 31, 2021, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2021, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2021 – 01/31/2021	-	-	-	$250,000,000
02/01/2021 – 02/28/2021	576	$351.71	-	$250,000,000
03/01/2021 – 03/31/2021	77,511	$335.77	-	$250,000,000
Total	78,087	$335.88

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 4, 2021