Form 10-Q
period 2021-06-30
GENERAC HOLDINGS INC.
filed 2021-08-03
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 63,120,689 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$390,086	$655,128
Accounts receivable, less allowance for credit losses	480,889	374,906
Inventories	772,861	603,317
Prepaid expenses and other assets	48,697	36,382
Total current assets	1,692,533	1,669,733

Property and equipment, net	392,518	343,936

Customer lists, net	158,720	49,205
Patents and technology, net	97,536	86,727
Other intangible assets, net	10,295	9,932
Tradenames, net	172,982	146,159
Goodwill	1,109,908	855,228
Deferred income taxes	2,246	1,497
Operating lease and other assets	70,188	73,006
Total assets	$3,706,926	$3,235,423

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$23,760	$39,282
Accounts payable	526,375	330,247
Accrued wages and employee benefits	67,494	63,036
Other accrued liabilities	214,387	204,812
Current portion of long-term borrowings and finance lease obligations	4,233	4,147
Total current liabilities	836,249	641,524

Long-term borrowings and finance lease obligations	842,607	841,764
Deferred income taxes	158,522	115,769
Operating lease and other long-term liabilities	176,365	179,955
Total liabilities	2,013,743	1,779,012

Redeemable noncontrolling interests	37,245	66,207

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,252,980 and 72,024,329 shares issued at June 30, 2021 and December 31, 2020, respectively	723	721
Additional paid-in capital	542,893	525,541
Treasury stock, at cost	(358,481)	(332,164)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,710,464	1,432,565
Accumulated other comprehensive loss	(37,583)	(34,254)
Stockholders’ equity attributable to Generac Holdings Inc.	1,655,900	1,390,293
Noncontrolling interests	38	(89)
Total stockholders' equity	1,655,938	1,390,204
Total liabilities and stockholders’ equity	$3,706,926	$3,235,423

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$919,981	$546,848	$1,727,415	$1,022,763
Costs of goods sold	580,246	337,865	1,065,866	641,460
Gross profit	339,735	208,983	661,549	381,303

Operating expenses:
Selling and service	78,777	62,526	147,201	117,665
Research and development	25,344	19,455	47,732	38,104
General and administrative	41,610	29,782	74,509	57,671
Amortization of intangibles	11,052	7,667	20,031	15,448
Total operating expenses	156,783	119,430	289,473	228,888
Income from operations	182,952	89,553	372,076	152,415

Other (expense) income:
Interest expense	(7,721)	(7,932)	(15,444)	(16,985)
Investment income	244	660	847	1,620
Loss on extinguishment of debt	(831)	–	(831)	–
Other, net	(373)	(216)	2,936	(2,130)
Total other expense, net	(8,681)	(7,488)	(12,492)	(17,495)

Income before provision for income taxes	174,271	82,065	359,584	134,920
Provision for income taxes	46,362	18,473	81,730	27,917
Net income	127,909	63,592	277,854	107,003
Net income (loss) attributable to noncontrolling interests	873	(2,553)	1,825	(3,602)
Net income attributable to Generac Holdings Inc.	$127,036	$66,145	$276,029	$110,605

Net income attributable to Generac Holdings Inc. per common share - basic:	$2.06	$1.04	$4.44	$1.73
Weighted average common shares outstanding - basic:	62,605,166	62,267,083	62,533,725	62,190,438

Net income attributable to Generac Holdings Inc. per common share - diluted:	$2.01	$1.02	$4.34	$1.70
Weighted average common shares outstanding - diluted:	64,088,709	63,364,253	64,097,378	63,363,721

Comprehensive income attributable to Generac Holdings Inc.	$119,246	$66,758	$273,062	$63,660

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2021	72,205,746	$723	$534,303	(9,251,818)	$(358,362)	$(202,116)	$1,581,681	$(31,499)	$1,524,730	$(161)	$1,524,569
Unrealized loss on interest rate swaps, net of tax of ($930)	–	–	–	–	–	–	–	(2,752)	(2,752)	–	(2,752)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(3,332)	(3,332)	(2)	(3,334)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	47,234	–	1,617	–	–	–	–	–	1,617	–	1,617
Net share settlement of restricted stock awards	–	–	–	(279)	(119)	–	–	–	(119)	–	(119)
Share-based compensation	–	–	6,973	–	–	–	–	–	6,973	–	6,973
Redemption value adjustment	–	–	–	–	–	–	1,747	–	1,747	–	1,747
Net income	–	–	–	–	–	–	127,036	–	127,036	201	127,237

Balance at June 30, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $4,136	–	–	–	–	–	–	–	12,243	12,243	–	12,243
Foreign currency translation adjustment	–	–	–	–	–	–	–	(15,572)	(15,572)	(5)	(15,577)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	228,651	2	4,931	–	–	–	–	–	4,933	–	4,933
Net share settlement of restricted stock awards	–	–	–	(78,366)	(26,317)	–	–	–	(26,317)	–	(26,317)
Share-based compensation	–	–	12,421	–	–	–	–	–	12,421	–	12,421
Redemption value adjustment	–	–	–	–	–	–	1,870	–	1,870	–	1,870
Net income	–	–	–	–	–	–	276,029	–	276,029	132	276,161

Balance at June 30, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938

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

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$277,854	$107,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,435	17,471
Amortization of intangible assets	20,031	15,448
Amortization of original issue discount and deferred financing costs	1,295	1,286
Loss on extinguishment of debt	831	–
Deferred income taxes	7,003	8,029
Share-based compensation expense	12,421	9,974
Loss (gain) on disposal of assets	(3,978)	–
Other, net	(142)	8,906
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(96,846)	(19,021)
Inventories	(163,820)	(35,316)
Other assets	(4,172)	(1,220)
Accounts payable	186,041	(22,987)
Accrued wages and employee benefits	2,537	(3,604)
Other accrued liabilities	38,028	31,851
Excess tax benefits from equity awards	(21,525)	(4,706)
Net cash provided by operating activities	274,993	113,114

Investing activities
Proceeds from sale of property and equipment	74	12
Proceeds from sale of investment	4,902	–
Proceeds from beneficial interests in securitization transactions	1,363	1,324
Contribution to equity method investment	(216)	–
Expenditures for property and equipment	(54,222)	(26,332)
Acquisition of business, net of cash acquired	(419,017)	–
Net cash used in investing activities	(467,116)	(24,996)

Financing activities
Proceeds from short-term borrowings	57,589	122,489
Proceeds from long-term borrowings	50,000	81
Repayments of short-term borrowings	(73,675)	(125,745)
Repayments of long-term borrowings and finance lease obligations	(53,095)	(2,460)
Payment of contingent acquisition consideration	(3,750)	(4,000)
Payment of debt issuance costs	(1,185)	–
Purchase of additional ownership interest	(27,164)	–
Taxes paid related to equity awards	(39,967)	(10,951)
Proceeds from exercise of stock options	18,567	7,570
Net cash used in financing activities	(72,680)	(13,016)

Effect of exchange rate changes on cash and cash equivalents	(239)	(1,251)

Net (decrease) increase in cash and cash equivalents	(265,042)	73,851
Cash and cash equivalents at beginning of period	655,128	322,883
Cash and cash equivalents at end of period	$390,086	$396,734

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, commercial and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2020). A summary of acquisitions affecting the reporting periods presented include:

●	In July 2020, the Company acquired West Coast Energy Systems LLC (Energy Systems), its industrial distributor in northern California. This addition enhances the Company's ability to serve the west coast markets for both commercial & industrial (C&I) and residential products.
●	In September 2020, the Company acquired Mean Green Products, LLC (Mean Green), founded in 2009 and located in Ross, Ohio. Mean Green is a designer and manufacturer of commercial grade, battery-powered turf care products that provide quiet, zero emissions and reduced maintenance options as compared to traditional commercial mowers.
●	In October 2020, the Company acquired Enbala Power Networks Inc. (Enbala), founded in 2003 and headquartered in Denver, Colorado. Enbala is one of the leading providers of distributed energy optimization and control software that helps support the operational stability of the world's power grids.
●	In June 2021, the Company acquired Deep Sea Electronics Limited (Deep Sea), founded in 1975 and headquartered in Hunmanby, United Kingdom. Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions, focused on the global power generation and transfer switch space.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (ASUs) to the FASB Accounting Standards Codification (ASC). ASUs issued were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

2.   Acquisitions

Fiscal 2021

On June 1, 2021, the Company acquired Deep Sea for a purchase price, net of cash acquired, of $420,700. Headquartered in Hunmanby, United Kingdom, Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions, focused on the global power generation and transfer switch space. The acquisition purchase price was funded solely through cash on hand.

The Company recorded its preliminary purchase price allocation during the second quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $437,120 of intangible assets, including $264,975 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Deep Sea from the date of acquisition through June 30, 2021. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

Fiscal 2020

Acquisition of Enbala

On October 7, 2020, the Company acquired Enbala for a purchase price, net of cash acquired, of $41,982. The acquisition purchase price was funded solely through cash on hand.

The Company recorded its preliminary purchase price allocation during the fourth quarter of 2020, and was updated in the second quarter of 2021, based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $46,645 of intangible assets, including $27,345 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Enbala from the date of acquisition through June 30, 2021. Pro forma financial information is not presented as the effects of this acquisition or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

Other Acquisitions

In July 2020, the Company acquired Energy Systems, its industrial distributor in northern California.

In September 2020, the Company acquired Mean Green, a designer and manufacturer of commercial grade, battery-powered turf care products.

The combined purchase price for these two acquisitions was $20,905 and was funded solely through cash on hand. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through June 30, 2021. Pro forma financial information is not presented for these acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2021 and 2020 acquisitions:

	2021 Acquisition	2020 Acquisitions
Accounts receivable	$9,574	$5,094
Inventories	7,572	3,575
Prepaid expenses and other assets	826	858
Property and equipment	8,838	635
Intangible assets	172,145	26,235
Goodwill	264,975	40,842
Other assets	3,505	1,122
Total assets acquired	467,435	78,361

Accounts payable	8,254	4,088
Accrued wages and employee benefits	2,106	700
Other accrued liabilities	3,688	2,151
Deferred income tax liabilities	32,545	4,134
Other long-term liabilities	142	4,401
Net assets acquired	$420,700	$62,887

The allocation of the purchase price to identifiable assets for these acquisitions are based on the preliminary valuations performed to determine the fair value of the net assets as of their respective acquisition dates. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined. The Company does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during 2020.

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253, and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five year period, and providing that the noncontrolling interest holder no longer holds the right to put its shares to the Company until April 1, 2021. The put and call option price is based on a multiple of earnings, subject to a floor and the terms of the acquisition agreement, as amended. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. The Company still holds its call option right to purchase the remaining 20% ownership interest in partial increments over the next 3 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$63,254	$59,904	$66,207	$61,227
Net income	672	(2,052)	1,693	(2,681)
Foreign currency translation	2,230	1,597	(1,621)	(619)
Purchase of additional ownership interest	(27,164)	-	(27,164)	-
Redemption value adjustment	(1,747)	1,570	(1,870)	3,092
Balance at end of period	$37,245	$61,019	$37,245	$61,019

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, twelve of which were still outstanding as of June 30, 2021. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to fifteen as of June 30, 2021. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains and losses, net of tax, recognized for the three and six months ended June 30, 2021 were $(2,752) and $12,243, respectively. The amount of losses, net of tax, recognized for the three and six months ended June 30, 2020 were $(3,596) and $(19,409), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2021	December 31, 2020
Commodity contracts	$369	$1,386
Foreign currency contracts	21	(154)
Interest rate swaps	(13,158)	(29,536)

The fair values of the commodity contracts and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2021. The fair value of the commodity contracts is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of  December 31, 2020. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2021 and December 31, 2020 is a liability of $12,983 and $28,667, respectively, which represents the amount the Company would pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $766,977, was approximately $781,950 (Level 2) at June 30, 2021, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2021 and 2020, net of tax:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2021	$(23,914)	$(7,585)		$(31,499)
Other comprehensive income (loss) before reclassifications	(3,332)	(2,752)	(1)	(6,084)
Amounts reclassified from AOCL	-	-		-
Net current-period other comprehensive income (loss)	(3,332)	(2,752)		(6,084)
Ending Balance – June 30, 2021	$(27,246)	$(10,337)		$(37,583)

Beginning Balance – April 1, 2020	$(49,836)	$(24,108)		$(73,944)
Other comprehensive income (loss) before reclassifications	5,014	(3,596)	(2)	1,418
Amounts reclassified from AOCL	-	-		-
Net current-period other comprehensive income (loss)	5,014	(3,596)		1,418
Ending Balance – June 30, 2020	$(44,822)	$(27,704)		$(72,526)

Beginning Balance – January 1, 2021	$(11,674)		$(22,580)		$(34,254)
Other comprehensive income (loss) before reclassifications	(15,572)	(3)	12,243	(4)	(3,329)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive loss	(15,572)		12,243		(3,329)
Ending Balance – June 30, 2021	$(27,246)		$(10,337)		$(37,583)

Beginning Balance – January 1, 2020	$(16,622)		$(8,295)		$(24,917)
Other comprehensive income (loss) before reclassifications	(28,200)	(5)	(19,409)	(6)	(47,609)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(28,200)		(19,409)		(47,609)
Ending Balance – June 30, 2020	$(44,822)		$(27,704)		$(72,526)

(1)	Represents unrealized losses of $(3,682) on the interest rate swaps, net of tax effect of $930 for the three months ended June 30, 2021.
(2)	Represents unrealized losses of $(4,811) on the interest rate swaps, net of tax effect of $1,215 for the three months ended June 30, 2020.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2021, particularly the Euro and British Pound.
(4)	Represents unrealized gains of $16,379 on the interest rate swaps, net of tax effect of $(4,136) for the six months ended June 30, 2021.
(5)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(6)	Represents unrealized losses of $(25,965) on the interest rate swaps, net of tax effect of $6,556 for the six months ended June 30, 2020.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech, Selmec, and Deep Sea acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended June 30, 2021
Product Classes	Domestic	International	Total
Residential products	$583,341	$16,650	$599,991
Commercial & industrial products	143,654	110,641	254,295
Other	57,151	8,544	65,695
Total net sales	$784,146	$135,835	$919,981

	Three Months Ended June 30, 2020
Product Classes	Domestic	International	Total
Residential products	$327,857	$13,495	$341,352
Commercial & industrial products	90,339	64,551	154,890
Other	42,578	8,028	50,606
Total net sales	$460,774	$86,074	$546,848

	Net Sales by Segment
	Six Months Ended June 30, 2021
Product Classes	Domestic	International	Total
Residential products	$1,105,556	$36,584	$1,142,140
Commercial & industrial products	261,533	195,153	456,686
Other	109,795	18,794	128,589
Total net sales	$1,476,884	$250,531	$1,727,415

	Six Months Ended June 30, 2020
Product Classes	Domestic	International	Total
Residential products	$571,686	$27,285	$598,971
Commercial & industrial products	186,167	140,790	326,957
Other	78,951	17,884	96,835
Total net sales	$836,804	$185,959	$1,022,763

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

C&I products consist of larger output stationary generators and controls used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile heaters and mobile pumps. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to our dealers, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed.

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$203,931	$121,256	$411,004	$204,030
International	13,748	1,884	20,869	5,134
Total adjusted EBITDA	$217,679	$123,140	$431,873	$209,164

Interest expense	(7,721)	(7,932)	(15,444)	(16,985)
Depreciation and amortization	(21,229)	(16,803)	(39,466)	(32,919)
Non-cash write-down and other adjustments (1)	(1,173)	893	2,695	(1,391)
Non-cash share-based compensation expense (2)	(6,973)	(5,400)	(12,421)	(9,974)
Loss on extinguishment of debt (3)	(831)	-	(831)	-
Transaction costs and credit facility fees (4)	(5,172)	(358)	(6,086)	(592)
Business optimization and other charges (5)	-	(11,460)	(159)	(11,972)
Other	(309)	(15)	(577)	(411)
Income before provision for income taxes	$174,271	$82,065	$359,584	$134,920

(1)	Includes gains/losses on disposals of assets and investments, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency related adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayment of Term Loan debt.
(4)

Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(5)	For the six months ended June 30, 2021, represents severance and other charges related to the consolidation of certain of our facilities. For the three and six months ended June 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices.

The Company’s sales in the U.S. represented approximately 82% and 83% of total sales for the three months ended June 30, 2021 and 2020, respectively. The Company's sales in the U.S. represented approximately 83% and 80% of the total sales for the six months ended June 30, 2021 and 2020, respectively. Approximately 64% and 81% of the Company’s identifiable long-lived assets were located in the U.S. at  June 30, 2021 and December 31, 2020, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Raw material	$476,590	$375,516
Work-in-process	5,061	6,833
Finished goods	291,210	220,968
Total	$772,861	$603,317

Property and equipment consists of the following:

	June 30,	December 31,
	2021	2020

Land and improvements	$23,228	$18,363
Buildings and improvements	223,266	198,908
Machinery and equipment	156,866	153,696
Dies and tools	27,727	24,190
Vehicles	6,941	6,037
Office equipment and systems	114,774	107,923
Leasehold improvements	4,852	5,276
Construction in progress	49,200	30,227
Gross property and equipment	606,854	544,620
Accumulated depreciation	(214,336)	(200,684)
Total	$392,518	$343,936

Total property and equipment included finance leases of $27,942 and $27,269 at June 30, 2021 and  December 31, 2020, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$65,297	$49,023	$59,218	$49,316
Payments	(9,282)	(7,881)	(19,061)	(15,469)
Provision for warranty issued	17,164	8,456	31,994	16,742
Changes in estimates for pre-existing warranties	1,579	726	2,607	(265)
Balance at end of period	$74,758	$50,324	$74,758	$50,324

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$93,182	$80,880	$89,788	$78,738
Deferred revenue contracts issued	12,168	6,225	20,199	12,164
Amortization of deferred revenue contracts	(4,866)	(3,952)	(9,503)	(7,749)
Balance at end of period	$100,484	$83,153	$100,484	$83,153

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at June 30, 2021 is as follows:

Remainder of 2021	$10,048
2022	20,430
2023	19,609
2024	15,376
2025	11,676
After 2025	23,345
Total	$100,484

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2021	2020
Product warranty liability
Current portion - other accrued liabilities	$47,350	$37,417
Long-term portion - other long-term liabilities	27,408	21,801
Total	$74,758	$59,218

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$20,194	$18,857
Long-term portion - other long-term liabilities	80,290	70,931
Total	$100,484	$89,788

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $31,316 and $25,710 at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company recognized revenue of $20,977 related to amounts included in the December 31, 2020 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2021	2020
Asset Backed Loan ("ABL") Facility	$-	$-
Other lines of credit	23,760	39,282
Total	$23,760	$39,282

As of June 30, 2021 and December 31, 2020, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2021	2020
Term Loan	$780,000	$830,000
Original issue discount and deferred financing costs	(14,509)	(15,450)
ABL Facility	50,000	-
Finance lease obligation	28,389	27,371
Other	2,960	3,990
Total	846,840	845,911
Less: current portion of debt	1,783	1,836
Less: current portion of finance lease obligation	2,450	2,311
Total	$842,607	$841,764

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries, and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Currently, the Term Loan bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75% without a LIBOR floor. The Term Loan agreement has been amended a number of times since inception.

The Term Loan does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2021, the Company’s net secured leverage ratio was 0.79 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for a senior secured ABL revolving credit facility. Borrowings under the ABL Facility are guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries, and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

In May 2021, the Company amended the ABL Facility, increasing its size from $300,000 to $500,000, raising its incremental capacity from $100,000 to $200,000, and extending the maturity date from June 12, 2023 to May 27, 2026 (Amended ABL Facility). In addition, the Amended ABL Facility modified the pricing by reducing the certain applicable interest rates to either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the Amended ABL Facility. In connection with this amendment, the Company capitalized $920 of new debt issuance costs as deferred financing costs on long-term borrowings in the second quarter of 2021. At the same time, the Company also amended its Term Loan agreement to reflect the same amendments made to the ABL Facility.

In May 2021, the Company borrowed $50,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. As of June 30, 2021, there was $50,000 outstanding under the ABL Facility, leaving $439,529 of availability, net of outstanding letters of credit. As a result of the prepayment of the Term Loan, the Company wrote off $831 of original issue discount and capitalized debt issuance costs during the second quarter of 2021 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

12.   Stock Repurchase Program

In September 2018, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in October 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three and six months ended June 30, 2021 and 2020. Since the inception of all programs starting in August 2015, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options. Refer to Note 3 to the condensed consolidated financial statements, “Redeemable Noncontrolling Interest,” for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income attributable to Generac Holdings Inc.	$127,036	$66,145	$276,029	$110,605
Redeemable noncontrolling interest redemption value adjustment	1,747	(1,570)	1,870	(3,092)
Net income attributable to common shareholders	$128,783	$64,575	$277,899	$107,513

Denominator
Weighted average shares, basic	62,605,166	62,267,083	62,533,725	62,190,438
Dilutive effect of stock compensation awards (1)	1,483,543	1,097,170	1,563,653	1,173,283
Diluted shares	64,088,709	63,364,253	64,097,378	63,363,721

Net income attributable to common shareholders per share
Basic	$2.06	$1.04	$4.44	$1.73
Diluted	$2.01	$1.02	$4.34	$1.70

(1) Excludes approximately 49,000 and 15,000 stock options for the three and six months ended June 30, 2020, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three and six months ended June 30, 2021.

14. Income Taxes

The effective income tax rates for the six months ended June 30, 2021 and 2020 were 22.7% and 20.7%, respectively. The increase in the effective tax rate was primarily due to a discrete tax item created by a legislative tax rate change in a foreign jurisdiction which revalued deferred tax liabilities by $7.0 million during the current year second quarter.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at June 30, 2021 and December 31, 2020 was approximately $93,700 and $55,600, respectively.

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

16. Subsequent Event

On July 2, 2021, the Company acquired Chilicon Power, LLC (Chilicon), a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Based in Los Angeles, California, Chilicon’s power inversion and monitoring system technologies maximize photovoltaic (solar power) system production, lower installer operational cost, and promote end-user satisfaction.

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

Overview

We are a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, commercial and industrial markets.

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

Key Mega-trends:    There are some important mega-trends that we believe represent major themes that will drive significant secular growth opportunities across our business over the long term. “Grid 2.0,” which is the evolution of the traditional electrical utility model, includes the decentralization and de-carbonization of the grid and a migration toward distributed energy resources that is expected to drive demand for a variety of clean energy and grid services solutions going forward.  Attitudes around global warming and climate change are shifting, which includes the expectation of more severe weather driving increased power outage activity.  Natural gas is expected to be a key fuel of the future with the abundance of supply globally leading to increasing demand for natural gas generators in applications beyond standby power.  The legacy infrastructure is in need of a major investment cycle to rebuild and upgrade aging networks and systems including transportation, water and power.  The wireless telecommunications infrastructure is shifting to the next generation “5G” architecture, which will enable new technologies requiring significant improvement in network uptime through backup power solutions.

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

Energy storage and monitoring markets developing quickly.    During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the acquisitions of Pika Energy and Neurio Technologies, along with the subsequent introduction of Generac branded products - marketed under the names PWRcellTM and PWRviewTM. We believe the electric utility landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to monitor, manage and store this power–potentially developing into a significant market opportunity as attachment rates for energy storage systems on solar installations have increased significantly over the last couple of years. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets, which enabled us to quickly ramp shipments for these clean energy solutions during 2020, and which we believe will position Generac as a key participant going forward. Although different from the emergency backup power space, we believe this market will develop similarly as the home standby generator market has over the past two decades given both products can provide power resiliency to homeowners. We expect to further advance our growing capabilities for energy storage systems including product development, sourcing, distribution, and marketing, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential energy storage, monitoring, and management markets.

California and Texas markets for backup power increasing.    Over the past two years, utilities in the state of California have executed a number of Public Safety Power Shutoff (PSPS) events in large portions of their service areas. These events were proactive measures to prevent their equipment from potentially causing catastrophic wildfires during extreme temperatures and drought conditions. The occurrence of these events, along with the utilities warning these actions could continue in the future as they upgrade their transmission and distribution infrastructure, have resulted in significant awareness and increased demand for our generators in California, where penetration rates of home standby generators still stand at only approximately 1%. In addition, the state of California has mandated that all wireless telecommunications infrastructure must provide for at least 72 hours of back-up power. We have a significant focus on expanding distribution in California and are working together with local regulators, inspectors, and gas utilities to increase their bandwidth and sense of urgency around approving and providing the infrastructure necessary for home standby and other backup power products. Our efforts in this part of the country will also be helpful in developing the market for energy storage and monitoring where the installed base of solar and other renewable sources of electricity are some of the highest in the U.S., and the regulatory environment is increasingly mandating renewable energy on new construction applications.

In addition, the major outages caused by a winter storm throughout Texas in the first quarter of 2021 also resulted in significant awareness and increased demand for our generators in Texas, where penetration rates of home standby generators stand at approximately 3%. We have a significant focus on expanding distribution in Texas given the substantial size of the addressable market in this part of the country.

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

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control, and hedging. Certain operational and other factors that affect our business include the following:

Impact of the COVID-19 pandemic.     As the COVID-19 pandemic continues to evolve, we continue to work to ensure employee safety, monitor customer demand, proactively address supply chain or production challenges, and support our communities during this challenging time. We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have been operational during the pandemic. We have implemented changes in our work practices, maintaining a safe working environment for production and office employees at our facilities, while enabling other employees to productively work from home.

The COVID-19 pandemic has influenced various trends we are experiencing today around supply chain and operations constraints. While we are deemed an essential, critical infrastructure business and our facilities currently remain operational, this continues to be a fluid process and subject to change. We have experienced and may continue to experience increased employee absences at several of our production facilities. Additionally, we have experienced minor work stoppages at certain of our foreign manufacturers, none of which have impacted our ability to satisfy customer demand. If we were to encounter a significant work stoppage, disruption, or COVID-19 outbreak at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time. Additionally, the COVID-19 pandemic has disrupted the global supply chain and logistics network, and we are continually monitoring scheduled material receipts to mitigate any delays. To date, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies.  We have experienced inbound and outbound logistics delays and increased costs, however, the impact to our customers thus far has not been significant. This could change if freight carriers are delayed or not able to operate.

We continue to experience a broad-based increase in demand for residential products, specifically home standby generators, created by a significant increase in the awareness, importance and need for backup power security as people are working, learning, shopping, entertaining, and spending more time at home. Additionally, as economic activity continues to recover across the globe, we are experiencing a return to growth in our domestic and international C&I products.

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

Effect of commodity, currency, component price fluctuations, and resource availability.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions over the years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations. Additionally, specifically in 2021, there continue to be significant raw material and other cost pressures, ongoing logistics challenges, and various supply chain constraints, which are resulting in higher input costs of our products.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. Additionally, as part of our ABL Facility amendment in May 2021, language was added to the ABL Facility agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. During the six months ended June 30, 2021, interest expense decreased compared to the six months ended June 30, 2020, primarily due to lower LIBOR rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

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

Recent Updates

The Company completed the acquisition of Deep Sea Electronics Limited ("Deep Sea") during the second quarter of 2021. Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions, focused on the global power generation and transfer switch space. The addition of Deep Sea helps to improve our engineering and control capabilities, which will advance and support innovation of our products to meet the dynamic needs of the evolving energy technology market and our customers. Further, Deep Sea's expertise will enhance our focus on natural gas power generation and help accelerate our growth into the distributed energy resource and microgrid markets.

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net sales	$919,981	$546,848	$373,133	68.2%
Costs of goods sold	580,246	337,865	242,381	71.7%
Gross profit	339,735	208,983	130,752	62.6%
Operating expenses:
Selling and service	78,777	62,526	16,251	26.0%
Research and development	25,344	19,455	5,889	30.3%
General and administrative	41,610	29,782	11,828	39.7%
Amortization of intangible assets	11,052	7,667	3,385	44.2%
Total operating expenses	156,783	119,430	37,353	31.3%
Income from operations	182,952	89,553	93,399	104.3%
Total other expense, net	(8,681)	(7,488)	(1,193)	15.9%
Income before provision for income taxes	174,271	82,065	92,206	112.4%
Provision for income taxes	46,362	18,473	27,889	151.0%
Net income	127,909	63,592	64,317	101.1%
Net income (loss) attributable to noncontrolling interests	873	(2,553)	3,426	N/A
Net income attributable to Generac Holdings Inc.	$127,036	$66,145	$60,891	92.1%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Domestic	$784,146	$460,774	$323,372	70.2%
International	135,835	86,074	49,761	57.8%
Total net sales	$919,981	$546,848	$373,133	68.2%

	Adjusted EBITDA
	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Domestic	$203,931	$121,256	$82,675	68.2%
International	13,748	1,884	11,864	629.7%
Total Adjusted EBITDA	$217,679	$123,140	$94,539	76.8%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Residential products	$599,991	$341,352	$258,639	75.8%
Commercial & industrial products	254,295	154,890	99,405	64.2%
Other	65,695	50,606	15,089	29.8%
Total net sales	$919,981	$546,848	$373,133	68.2%

Net sales.    Domestic segment sales increased 70.2% to $784.1 million as compared to $460.8 million in the prior year quarter, with the impact of acquisitions contributing approximately $9.8 million of the revenue growth for the quarter. The current year quarter core sales growth was driven by broad-based strength across both residential and C&I products highlighted by very strong growth with home standby generators, PWRcellTM energy storage systems, telecom national account customers and C&I mobile products.

International segment sales increased 57.8% to $135.8 million as compared to $86.1 million in the prior year quarter, with the impact of acquisitions and foreign currency contributing approximately $11.3 million of the revenue growth for the quarter. The core sales growth for the segment was primarily due to strength in the European and Latin American regions that are seeing a sharp increase in demand as end markets recover from the impact of the COVID-19 pandemic.

The net sales contribution from all non-annualized recent acquisitions for the three months ended June 30, 2021 was $15.8 million.

Gross profit.    Gross profit margin for the second quarter of 2021 was 36.9% compared to 38.2% in the prior year second quarter. The gross profit margin decrease was primarily driven by higher input costs relating to raw materials, labor, logistics and plant start-up costs, which were partially offset by improved pricing and favorable overhead absorption from higher sales volumes.

Operating expenses.   Operating expenses increased $37.4 million, or 31.3%, as compared to the prior year second quarter. The increase was primarily driven by higher variable expenses from the significant increase in sales volumes, higher employee costs and incentive compensation, and the impact of the Deep Sea acquisition relative to acquisition related transaction expenses, recurring operating expenses and amortization expense.

Other expense.    The increase in Other expense, net was driven by a $.8 million non-cash write-off of original issue discount and deferred financing costs due to a $50 million voluntary prepayment of our Term Loan which was partially offset by a reduction in interest expense due to lower LIBOR rates.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2021 and 2020 were 26.6% and 22.5%, respectively. The increase in the effective tax rate was primarily due to a discrete tax item resulting from a legislative tax rate change in a foreign jurisdiction which revalued deferred tax liabilities by $7.0 million, or approximately 4% tax rate impact, during the current year quarter.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $127.0 million as compared to $66.1 million in the prior year second quarter. The increase was primarily driven by increased sales volumes and other items noted above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the second quarter of 2021 was $203.9 million, or 26.0% of net sales, as compared to $121.3 million, or 26.3% of net sales, in the prior year quarter. The slight margin decrease was driven by higher input costs in the current year quarter, which were mostly offset by improved pricing and higher operating leverage from the substantial revenue growth for the segment during the quarter.

Adjusted EBITDA for the International segment in the second quarter of 2021, before deducting for non-controlling interests, was $13.7 million, or 10.1% of net sales, as compared to $1.9 million, or 2.2% of net sales, in the prior year quarter. The improvement in margin was primarily due to improved operating leverage on the higher sales volumes and the impact of the Deep Sea acquisition.

Adjusted Net Income.    Adjusted Net Income of $153.2 million for the three months ended June 30, 2021 increased 73.2% from $88.5 million for the three months ended June 30, 2020, due to the factors outlined above together with an increase in the cash income tax rate from approximately 17.0% in the prior year quarter to approximately 21.0% to 21.5% in the current year quarter.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net sales	$1,727,415	$1,022,763	$704,652	68.9%
Costs of goods sold	1,065,866	641,460	424,406	66.2%
Gross profit	661,549	381,303	280,246	73.5%
Operating expenses:
Selling and service	147,201	117,665	29,536	25.1%
Research and development	47,732	38,104	9,628	25.3%
General and administrative	74,509	57,671	16,838	29.2%
Amortization of intangible assets	20,031	15,448	4,583	29.7%
Total operating expenses	289,473	228,888	60,585	26.5%
Income from operations	372,076	152,415	219,661	144.1%
Total other expense, net	(12,492)	(17,495)	5,003	-28.6%
Income before provision for income taxes	359,584	134,920	224,664	166.5%
Provision for income taxes	81,730	27,917	53,813	192.8%
Net income	277,854	107,003	170,851	159.7%
Net income (loss) attributable to noncontrolling interests	1,825	(3,602)	5,427	N/A
Net income attributable to Generac Holdings Inc.	$276,029	$110,605	$165,424	149.6%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Domestic	$1,476,884	$836,804	$640,080	76.5%
International	250,531	185,959	64,572	34.7%
Total net sales	$1,727,415	$1,022,763	$704,652	68.9%

	Adjusted EBITDA
	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Domestic	$411,004	$204,030	$206,974	101.4%
International	20,869	5,134	15,735	306.5%
Total Adjusted EBITDA	$431,873	$209,164	$222,709	106.5%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Residential products	$1,142,140	$598,971	$543,169	90.7%
Commercial & industrial products	456,686	326,957	129,729	39.7%
Other	128,589	96,835	31,754	32.8%
Total net sales	$1,727,415	$1,022,763	$704,652	68.9%

Net sales.    Domestic segment sales increased 76.5% to $1,476.9 million as compared to $836.8 million in the prior year. The increase was primarily driven by strong growth in shipments of residential products highlighted by home standby and portable generators. In addition, PWRcellTM energy storage systems experienced very robust growth as the Company continues to expand in the clean energy market, and shipments of chore products also improved at a strong rate as compared to the prior year. This was supplemented by a return to growth for C&I products which was led by a substantial increase in shipments for telecom national account customers and C&I mobile products compared to the prior year.

International segment sales increased 34.7% to $250.5 million as compared to $186.0 million in the prior year. The growth for the segment was due to an increase in market activity primarily in the European and Latin American regions that are seeing a sharp increase in demand as end markets recover from the impact of the COVID-19 pandemic. In addition, the impact of acquisitions and foreign currency added $16.5 million of revenue growth.

The net sales contribution from all non-annualized recent acquisitions for the six months ended June 30, 2021 was $22.7 million.

Gross profit.    Gross profit margin for the six months ended June 30, 2021 was 38.3% compared to 37.3% in the prior year. The gross profit margin increase was primarily driven by favorable sales mix from significantly higher shipments of residential products, along with improved pricing and overhead absorption from higher sales volumes. These favorable impacts were partially offset by higher input costs primarily relating to raw materials, labor, logistics and plant start-up costs.

Operating expenses.   Operating expenses increased $60.6 million, or 26.5%, as compared to the prior year. The increase was primarily driven by higher variable expenses from the significant increase in sales volumes, higher employee costs and incentive compensation, and the impact of acquisitions relative to acquisition related transaction expenses, recurring operating expenses and amortization expense.

Other expense.    The decrease in Other expense, net was driven by a reduction in interest expense due to lower LIBOR rates, as well as a $3.9 million gain recorded on the sale of a long-term investment in the first quarter of 2021, which was partially offset by a $.8 million non-cash write-off of original issue discount and deferred financing costs due to a $50 million voluntary prepayment of our Term Loan.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2021 and 2020 were 22.7% and 20.7%, respectively. The increase in the effective tax rate was primarily due to a discrete tax item resulting from a legislative tax rate change in a foreign jurisdiction which revalued deferred tax liabilities by $7.0 million during the current year second quarter.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $276.0 million as compared to $110.6 million in the prior year period. The increase was primarily driven by increased sales volumes and related favorable sales mix, and other items noted above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $411.0 million, or 27.8% of net sales, as compared to $204.0 million, or 24.4% of net sales, in the prior year period. This margin increase was driven by favorable sales mix, improved pricing and higher operating leverage from the substantial revenue growth for the segment during the current year, which were partially offset by higher input costs.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $20.9 million, or 8.3% of net sales, as compared to $5.1 million, or 2.8% of net sales, in the prior year period. The improvement in margin was primarily due to the combination of favorable sales mix, improved operating leverage on the higher sales volumes, lower operating expenses as a result of the restructuring activities initiated in the second quarter of 2020, and the impact of the Deep Sea acquisition.

Adjusted Net Income.    Adjusted Net Income of $305.9 million for the six months ended June 30, 2021 increased 113.1% from $143.6 million for the six months ended June 30, 2020, due to the factors outlined above together with an increase in the cash income tax rate from approximately 17.0% in the prior year to approximately 21.0% to 21.5% in the current year.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. As of June 30, 2021, there was $780 million outstanding under the Term Loan. Following several amendments, the Term Loan matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2021, our secured leverage ratio was 0.79 to 1.00 times, and we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for a $500.0 million ABL Facility. The ABL Facility matures May 27, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the ABL Facility. As of June 30, 2021, there was $50 million outstanding under the ABL Facility, leaving $439.5 million of availability, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of June 30, 2021.

As of June 30, 2021, we had $829.6 million of liquidity comprised of $390.1 million of cash and equivalents and $439.5 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan and ABL Facility until 2026. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2018, our Board of Directors approved a $250.0 million stock repurchase program, which expired in October 2020. In September 2020, our Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250.0 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the six months ended June 30, 2021 and 2020, no share repurchases were made under these plans. Since the inception of all stock repurchase programs starting in August 2015, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program" to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our cash on hand, provide us with sufficient capital to continue to grow our business in the future. We may use a portion of our cash flow to pay principal on our outstanding debt, as well as to repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures or acquisitions.

Cash Flow

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net cash provided by operating activities	$274,993	$113,114	$161,879	143.1%
Net cash used in investing activities	(467,116)	(24,996)	(442,120)	-1768.8%
Net cash used in financing activities	(72,680)	(13,016)	(59,664)	-458.4%

The increase in net cash provided by operating activities was primarily due to higher sales volumes and resulting higher operating earnings in the current year, partially offset by higher income taxes paid.

Net cash used in investing activities for the six months ended June 30, 2021 primarily represents cash payments of $419.0 million related to the acquisition of businesses and $54.2 million related to the purchase of property and equipment, which were offset by cash proceeds on sale of an investment of $4.9 million. Net cash used in investing activities for the six months ended June 30, 2020 primarily represents cash payments of $26.3 million related to the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2021 primarily represents $126.8 million of debt repayments ($73.7 million of short-term borrowings and $53.1 million of long-term borrowings and finance lease obligations), $40.0 million of taxes paid related to equity awards, $27.2 million as a purchase of additional ownership interest of Pramac, and $3.8 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $57.6 million from short-term borrowings, $50.0 million from long-term borrowings and $18.6 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

There have been no material changes to off-balance sheet arrangements since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our off-balance sheet arrangements.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2021 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2021	2020	2021	2020

Net income attributable to Generac Holdings Inc.	$127,036	$66,145	$276,029	$110,605
Net (loss) income attributable to noncontrolling interests	873	(2,553)	1,825	(3,602)
Net income	127,909	63,592	277,854	107,003
Interest expense	7,721	7,932	15,444	16,985
Depreciation and amortization	21,229	16,803	39,466	32,919
Provision for income taxes	46,362	18,473	81,730	27,917
Non-cash write-down and other adjustments (a)	1,173	(893)	(2,695)	1,391
Non-cash share-based compensation expense (b)	6,973	5,400	12,421	9,974
Loss on extinguishment of debt (c)	831	-	831	-
Transaction costs and credit facility fees (d)	5,172	358	6,086	592
Business optimization and other charges (e)	-	11,460	159	11,972
Other	309	15	577	411
Adjusted EBITDA	217,679	123,140	431,873	209,164
Adjusted EBITDA attributable to noncontrolling interests	2,015	132	4,207	30
Adjusted EBITDA attributable to Generac Holdings Inc.	$215,664	$123,008	$427,666	$209,134

(a)   Represents the following non-cash charges, gains, and other adjustments: gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency related adjustments. We believe that adjusting net income for these non-cash charges and gains is useful for the following reasons:

●

The gains/losses on disposals of assets and sales of certain investments result from the sale of assets that are no longer useful in our business and therefore represent gains or losses that are not from our core operations; and

●

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

(c)  Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayment of Term Loan debt.

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

(e)  For the six months ended June 30, 2021, represents severance and other charges related to the consolidation of certain of our facilities. For the three and six months ended June 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2021	2020	2021	2020

Net income attributable to Generac Holdings Inc.	$127,036	$66,145	$276,029	$110,605
Net income (loss) attributable to noncontrolling interests	873	(2,553)	1,825	(3,602)
Net income	127,909	63,592	277,854	107,003
Provision for income taxes	46,362	18,473	81,730	27,917
Income before provision for income taxes	174,271	82,065	359,584	134,920
Amortization of intangible assets	11,052	7,667	20,031	15,448
Amortization of deferred finance costs and original issue discount	649	644	1,295	1,286
Loss on extinguishment of debt	831	-	831	-
Transaction costs and other purchase accounting adjustments (a)	4,954	191	5,643	231
(Gain)/loss attributable to business or asset dispositions (b)	-	-	(3,991)	-
Business optimization and other charges	-	11,460	159	11,972
Adjusted net income before provision for income taxes	191,757	102,027	383,552	163,857
Cash income tax expense (c)	(37,406)	(13,877)	(75,274)	(21,222)
Adjusted net income	154,351	88,150	308,278	142,635
Adjusted net income (loss) attributable to noncontrolling interests	1,121	(342)	2,344	(923)
Adjusted net income attributable to Generac Holdings Inc.	$153,230	$88,492	$305,934	$143,558

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.39	$1.40	$4.77	$2.27
Weighted average common shares outstanding - diluted:	64,088,709	63,364,253	64,097,378	63,363,721

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Represents gains and losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

(c) Amount for the three and six months ended June 30, 2021 is based on an anticipated cash income tax rate of approximately 21.0% to 21.5% for the full year ending December 31, 2021. Amount for the three and six months ended June 30, 2020 is based on an anticipated cash income tax rate at the time of approximately 17.0% for the full year ended December 31, 2020. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we are involved in legal proceedings primarily involving product liability, employment matters and general commercial disputes arising in the ordinary course of our business. As of June 30, 2021, we believe there is no litigation pending that would have a material effect on our results of operations or financial condition.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2021, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2021 – 04/30/2021	-	-	-	$250,000,000
05/01/2021 – 05/31/2021	231	$311.38	-	$250,000,000
06/01/2021 – 06/30/2021	48	$358.42	-	$250,000,000
Total	279	$319.47

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Third Amended and Restated Credit Agreement, dated as of May 27, 2021, among Generac Power Systems, Inc., its Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and Wells Fargo Bank, National Association as Documentation Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.2	Second Amendment, dated as of May 27, 2021, amending that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, and as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 28, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 3, 2021