Form 10-Q
period 2021-09-30
GENERAC HOLDINGS INC.
filed 2021-11-04
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 63,089,973 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$423,726	$655,128
Accounts receivable, less allowance for credit losses	510,670	374,906
Inventories	934,948	603,317
Prepaid expenses and other assets	54,228	36,382
Total current assets	1,923,572	1,669,733

Property and equipment, net	412,706	343,936

Customer lists, net	154,152	49,205
Patents and technology, net	141,952	86,727
Other intangible assets, net	14,703	9,932
Tradenames, net	172,398	146,159
Goodwill	1,174,315	855,228
Deferred income taxes	3,813	1,497
Operating lease and other assets	102,819	73,006
Total assets	$4,100,430	$3,235,423

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$61,470	$39,282
Accounts payable	611,181	330,247
Accrued wages and employee benefits	69,882	63,036
Other accrued liabilities	270,536	204,812
Current portion of long-term borrowings and finance lease obligations	4,945	4,147
Total current liabilities	1,018,014	641,524

Long-term borrowings and finance lease obligations	843,426	841,764
Deferred income taxes	175,665	115,769
Operating lease and other long-term liabilities	236,344	179,955
Total liabilities	2,273,449	1,779,012

Redeemable noncontrolling interests	44,704	66,207

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,335,705 and 72,024,329 shares issued at September 30, 2021 and December 31, 2020, respectively	724	721
Additional paid-in capital	563,162	525,541
Treasury stock, at cost	(358,634)	(332,164)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	1,834,477	1,432,565
Accumulated other comprehensive loss	(55,541)	(34,254)
Stockholders’ equity attributable to Generac Holdings Inc.	1,782,072	1,390,293
Noncontrolling interests	205	(89)
Total stockholders' equity	1,782,277	1,390,204
Total liabilities and stockholders’ equity	$4,100,430	$3,235,423

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$942,698	$701,355	$2,670,113	$1,724,118
Costs of goods sold	606,704	425,206	1,672,570	1,066,666
Gross profit	335,994	276,149	997,543	657,452

Operating expenses:
Selling and service	82,242	60,901	229,443	178,566
Research and development	27,165	20,658	74,897	58,762
General and administrative	40,802	31,061	115,311	88,732
Amortization of intangibles	12,206	7,892	32,237	23,340
Total operating expenses	162,415	120,512	451,888	349,400
Income from operations	173,579	155,637	545,655	308,052

Other (expense) income:
Interest expense	(7,980)	(8,096)	(23,424)	(25,081)
Investment income	165	301	1,012	1,921
Loss on extinguishment of debt	–	–	(831)	–
Other, net	(400)	(557)	2,536	(2,687)
Total other expense, net	(8,215)	(8,352)	(20,707)	(25,847)

Income before provision for income taxes	165,364	147,285	524,948	282,205
Provision for income taxes	32,611	32,050	114,341	59,967
Net income	132,753	115,235	410,607	222,238
Net income (loss) attributable to noncontrolling interests	1,183	265	3,008	(3,337)
Net income attributable to Generac Holdings Inc.	$131,570	$114,970	$407,599	$225,575

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.98	$1.86	$6.42	$3.59
Weighted average common shares outstanding - basic:	62,690,437	62,353,473	62,583,957	62,244,872

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.93	$1.82	$6.27	$3.51
Weighted average common shares outstanding - diluted:	64,208,116	63,761,380	64,146,281	63,546,132

Comprehensive income attributable to Generac Holdings Inc.	$113,727	$123,887	$386,789	$187,548

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938
Unrealized gain on interest rate swaps, net of tax of $993	–	–	–	–	–	–	–	2,941	2,941	–	2,941
Foreign currency translation adjustment	–	–	–	–	–	–	–	(20,899)	(20,899)	(8)	(20,907)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	52,085	1	2,486	–	–	–	–	–	2,487	–	2,487
Common stock issued for business combination	30,640	–	12,000	–	–	–	–	–	12,000	–	12,000
Net share settlement of restricted stock awards	–	–	–	(397)	(153)	–	–	–	(153)	–	(153)
Share-based compensation	–	–	5,783	–	–	–	–	–	5,783	–	5,783
Redemption value adjustment	–	–	–	–	–	–	(7,557)	–	(7,557)	–	(7,557)
Net income	–	–	–	–	–	–	131,570	–	131,570	175	131,745

Balance at September 30, 2021	72,335,705	$724	$563,162	(9,252,494)	$(358,634)	$(202,116)	$1,834,477	$(55,541)	$1,782,072	$205	$1,782,277

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $5,128	–	–	–	–	–	–	–	15,184	15,184	–	15,184
Foreign currency translation adjustment	–	–	–	–	–	–	–	(36,471)	(36,471)	(13)	(36,484)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	280,736	3	7,417	–	–	–	–	–	7,420	–	7,420
Common stock issued for business combination	30,640	–	12,000	–	–	–	–	–	12,000	–	12,000
Net share settlement of restricted stock awards	–	–	–	(78,763)	(26,470)	–	–	–	(26,470)	–	(26,470)
Share-based compensation	–	–	18,204	–	–	–	–	–	18,204	–	18,204
Redemption value adjustment	–	–	–	–	–	–	(5,687)	–	(5,687)	–	(5,687)
Net income	–	–	–	–	–	–	407,599	–	407,599	307	407,906

Balance at September 30, 2021	72,335,705	$724	$563,162	(9,252,494)	$(358,634)	$(202,116)	$1,834,477	$(55,541)	$1,782,072	$205	$1,782,277

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2020	71,960,067	$720	$512,318	(9,170,162)	$(331,415)	$(202,116)	$1,190,749	$(72,526)	$1,097,730	$(455)	$1,097,275
Unrealized gain on interest rate swaps, net of tax of $339	–	–	–	–	–	–	–	1,003	1,003	–	1,003
Foreign currency translation adjustment	–	–	–	–	–	–	–	9,484	9,484	(25)	9,459
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	51,835	–	1,939	–	–	–	–	–	1,939	–	1,939
Net share settlement of restricted stock awards	–	–	–	(572)	(98)	–	–	–	(98)	–	(98)
Share-based compensation	–	–	4,353	–	–	–	–	–	4,353	–	4,353
Redemption value adjustment	–	–	–	–	–	–	811	–	811	–	811
Net income	–	–	–	–	–	–	114,970	–	114,970	184	115,154

Balance at September 30, 2020	72,011,902	$720	$518,610	(9,170,734)	$(331,513)	$(202,116)	$1,306,530	$(62,039)	$1,230,192	$(296)	$1,229,896

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2020	71,667,726	$717	$498,866	(9,103,013)	$(324,551)	$(202,116)	$1,084,383	$(24,917)	$1,032,382	$469	$1,032,851
Accounting standard adoption impact	–	–	–	–	–	–	(1,147)	–	(1,147)	–	(1,147)
Unrealized loss on interest rate swaps, net of tax of ($6,217)	–	–	–	–	–	–	–	(18,406)	(18,406)	–	(18,406)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,716)	(18,716)	(27)	(18,743)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	344,176	3	5,417	–	–	–	–	–	5,420	–	5,420
Net share settlement of restricted stock awards	–	–	–	(67,721)	(6,962)	–	–	–	(6,962)	–	(6,962)
Share-based compensation	–	–	14,327	–	–	–	–	–	14,327	–	14,327
Redemption value adjustment	–	–	–	–	–	–	(2,281)	–	(2,281)	–	(2,281)
Net income	–	–	–	–	–	–	225,575	–	225,575	(738)	224,837

Balance at September 30, 2020	72,011,902	$720	$518,610	(9,170,734)	$(331,513)	$(202,116)	$1,306,530	$(62,039)	$1,230,192	$(296)	$1,229,896

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$410,607	$222,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,445	26,747
Amortization of intangible assets	32,237	23,340
Amortization of original issue discount and deferred financing costs	1,941	1,940
Loss on extinguishment of debt	831	–
Deferred income taxes	8,210	15,433
Share-based compensation expense	18,204	14,327
Loss (gain) on disposal of assets	(4,018)	–
Other, net	(12)	6,414
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(116,768)	(85,474)
Inventories	(322,954)	(14,604)
Other assets	(6,874)	2,543
Accounts payable	269,951	11,624
Accrued wages and employee benefits	4,497	11,793
Other accrued liabilities	49,987	38,211
Excess tax benefits from equity awards	(26,880)	(6,222)
Net cash provided by operating activities	349,404	268,310

Investing activities
Proceeds from sale of property and equipment	182	26
Proceeds from sale of investment	4,968	–
Proceeds from beneficial interests in securitization transactions	2,240	1,998
Contribution to equity method investment	(781)	–
Expenditures for property and equipment	(87,456)	(33,940)
Acquisition of businesses, net of cash acquired	(465,926)	(22,815)
Net cash used in investing activities	(546,773)	(54,731)

Financing activities
Proceeds from short-term borrowings	127,816	198,087
Proceeds from long-term borrowings	50,000	297
Repayments of short-term borrowings	(105,206)	(210,854)
Repayments of long-term borrowings and finance lease obligations	(54,889)	(3,584)
Payment of contingent acquisition consideration	(3,750)	(4,000)
Payment of debt issuance costs	(1,185)	–
Purchase of additional ownership interest	(27,164)	–
Taxes paid related to equity awards	(49,569)	(13,533)
Proceeds from exercise of stock options	30,502	11,991
Net cash used in financing activities	(33,445)	(21,596)

Effect of exchange rate changes on cash and cash equivalents	(588)	(922)

Net increase (decrease) in cash and cash equivalents	(231,402)	191,061
Cash and cash equivalents at beginning of period	655,128	322,883
Cash and cash equivalents at end of period	$423,726	$513,944

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer, manufacturer and provider of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, commercial and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2020). A summary of acquisitions affecting the reporting periods presented include:

●	In July 2020, the Company acquired West Coast Energy Systems LLC (Energy Systems), its industrial distributor in northern California. This addition enhances the Company's ability to serve the west coast markets for both commercial & industrial (C&I) and residential products.
●	In September 2020, the Company acquired Mean Green Products, LLC (Mean Green), founded in 2009 and located in Ross, Ohio. Mean Green is a designer and manufacturer of commercial grade, battery-powered turf care products that provide quiet, zero emissions and reduced maintenance options as compared to traditional commercial mowers.
●	In October 2020, the Company acquired Enbala Power Networks Inc. (Enbala), founded in 2003 and headquartered in Denver, Colorado. Enbala is one of the leading providers of distributed energy optimization and control software that helps support the operational stability of the world's power grids.
●	In June 2021, the Company acquired Deep Sea Electronics Limited (Deep Sea), founded in 1975 and headquartered in Hunmanby, United Kingdom. Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions focused on the global power generation and transfer switch markets.
●	In July 2021, the Company acquired Chilicon Power, LLC (Chilicon), a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Based in Los Angeles, California, Chilicon's power inversion and monitoring system technologies maximize photovoltaic (solar power) system production, lower installer operational cost, and promote end-user satisfaction.
●	In September 2021, the Company acquired Apricity Code Corporation (Apricity Code), an advanced engineering and product design company located in Bend, Oregon.
●	In September 2021, the Company acquired Off Grid Energy Ltd (Off Grid Energy), a designer and manufacturer of industrial-grade mobile energy storage systems. Headquartered in Rugby, United Kingdom, Off Grid Energy offers a diverse range of energy storage solutions that provide cleaner and more flexible energy for industrial and mobile applications.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

2.   Acquisitions

Fiscal 2021 Acquisitions

Acquisition of Deep Sea

On June 1, 2021, the Company acquired Deep Sea for a purchase price, net of cash acquired, of $420,700. Headquartered in Hunmanby, United Kingdom, Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions focused on the global power generation and transfer switch markets. The acquisition purchase price was funded solely through cash on hand.

The Company recorded its preliminary purchase price allocation during the second quarter of 2021, and was updated in the third quarter of 2021, based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $434,724 of intangible assets, including $263,287 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Deep Sea from the date of acquisition through September 30, 2021. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

Acquisition of Off Grid Energy

On September 1, 2021, the Company acquired Off Grid Energy for a purchase price of $76,553, net of cash acquired and inclusive of estimated contingent consideration of $44,042 that is to be paid in cash upon achievement of certain performance targets at the end of the earnout period. Headquartered in Rugby, United Kingdom, Off Grid Energy is a designer and manufacturer of industrial-grade mobile energy storage systems. The acquisition purchase price was funded through cash on hand.

The Company recorded its preliminary purchase price allocation during the third quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $71,935 of intangible assets, including $48,263 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Off Grid Energy from the date of acquisition through September 30, 2021. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

Other Acquisitions

On July 2, 2021, the Company acquired Chilicon, a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Chilicon is based in Los Angeles, California.

On September 1, 2021, the Company acquired Apricity Code, an advanced engineering and product design company located in Bend, Oregon.

The combined fair value of the consideration transferred for these acquisitions consisted of the following:

Cash at closing	$18,823
Deferred cash payment	6,000
Common stock issued at closing	12,000
Contingent consideration (1)	23,971
Total purchase price	$60,794

(1)	To be paid in the form of common stock issued upon achievement of certain performance targets at the end of the earnout period.

The Company recorded its preliminary purchase price allocation during the third quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $69,776 of intangible assets, including $30,976 of goodwill recorded in the Domestic segment, as of the acquisition date for these acquisitions. The goodwill ascribed to the Chilicon acquisition is not deductible for tax purposes. The goodwill ascribed to the Apricity acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through September 30, 2021. Pro forma financial information is not presented for these acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Fiscal 2020 Acquisitions

Acquisition of Enbala

On October 7, 2020, the Company acquired Enbala for a purchase price, net of cash acquired, of $41,982. The acquisition purchase price was funded solely through cash on hand.

The Company finalized its purchase price allocation during the third quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $46,338 of intangible assets, including $27,038 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Enbala from the date of acquisition through September 30, 2021. Pro forma financial information is not presented as the effects of this acquisition or the combined acquisitions are not material to the Company's results of operations or financial position prior to the acquisition date.

Other Acquisitions

On July 1, 2020, the Company acquired Energy Systems, its industrial distributor in northern California.

On September 1, 2020, the Company acquired Mean Green, a designer and manufacturer of commercial grade, battery-powered turf care products.

The combined purchase price for these two acquisitions was $22,958 and was funded solely through cash on hand. The Company finalized its purchase price allocation for these two acquisitions during the third quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time. The finalization did not result in material adjustments to the Company's preliminary estimates. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through September 30, 2021. Pro forma financial information is not presented for these acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2021 and 2020 acquisitions:

	2021 Acquisitions
	Deep Sea	All Other	2020 Acquisitions
Accounts receivable	$9,574	$13,478	$5,094
Inventories	9,970	4,522	3,575
Prepaid expenses and other assets	826	1,146	858
Property and equipment	8,838	413	635
Intangible assets	171,437	62,472	26,235
Goodwill	263,287	79,239	40,395
Other assets	3,414	4,750	1,122
Total assets acquired	467,346	166,020	77,914

Accounts payable	8,254	4,066	4,088
Accrued wages and employee benefits	2,106	788	700
Other accrued liabilities	3,641	1,903	2,151
Short-term borrowings	-	833	-
Current portion of long-term debt	-	233	-
Deferred income taxes	32,545	13,981	3,827
Long-term debt	-	1,672	-
Other long-term liabilities	100	5,197	2,208
Net assets acquired	$420,700	$137,347	$64,940

The allocations of the purchase price to identifiable assets for the 2021 acquisitions are based on the preliminary valuations performed to determine the fair value of the net assets as of their respective acquisition dates. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$37,245	$61,019	$66,207	$61,227
Net income	1,007	80	2,700	(2,601)
Foreign currency translation	(1,105)	3,257	(2,726)	2,638
Purchase of additional ownership interest	-	-	(27,164)	-
Redemption value adjustment	7,557	(811)	5,687	2,281
Balance at end of period	$44,704	$63,545	$44,704	$63,545

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, twelve of which were still outstanding as of September 30, 2021. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to fifteen as of September 30, 2021. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2021 were $2,941 and $15,184, respectively. The amount of gains and losses, net of tax, recognized for the three and nine months ended September 30, 2020 were $1,003 and $(18,406), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2021	December 31, 2020
Commodity contracts	$32	$1,386
Foreign currency contracts	23	(154)
Interest rate swaps	(9,224)	(29,536)

The fair values of the commodity contracts and foreign currency contracts are included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in other assets, other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2021. The fair value of the commodity contracts is included in prepaid expenses and other current assets, and the fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of  December 31, 2020. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2021 and December 31, 2020 is a liability of $9,383 and $28,667, respectively, which represents the amount the Company would pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $767,547, was approximately $782,925 (Level 2) at September 30, 2021, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Contingent Consideration

Certain of the Company's business combinations involve potential payment of future consideration that is contingent upon the achievement of certain milestones. As part of purchase accounting, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within general and administrative expenses in the Company's condensed consolidated statements of comprehensive income. This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

The fair value of contingent consideration as of September 30, 2021 and December 31, 2020 was $70,206 and $5,888, respectively, which was recorded in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2021	$5,888
Purchase price contingent consideration (1)	68,013
Changes in fair value	55
Payments	(3,750)
Ending balance, September 30, 2021	$70,206

(1)	The increase in the contingent consideration liability is due to the contingent consideration associated with the acquisitions of Chilicon and Off Grid Energy. Refer to Note 2 for further information.

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2021 and 2020, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2021	$(27,246)		$(10,337)		$(37,583)
Other comprehensive income (loss) before reclassifications	(20,899)	(1)	2,941	(2)	(17,958)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(20,899)		2,941		(17,958)
Ending Balance – September 30, 2021	$(48,145)		$(7,396)		$(55,541)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2020	$(44,822)	$(27,704)		$(72,526)
Other comprehensive income (loss) before reclassifications	9,484	1,003	(3)	10,487
Amounts reclassified from AOCL	-	-		-
Net current-period other comprehensive income (loss)	9,484	1,003		10,487
Ending Balance – September 30, 2020	$(35,338)	$(26,701)		$(62,039)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2021	$(11,674)		$(22,580)		$(34,254)
Other comprehensive loss before reclassifications	(36,471)	(4)	15,184	(5)	(21,287)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive loss	(36,471)		15,184		(21,287)
Ending Balance – September 30, 2021	$(48,145)		$(7,396)		$(55,541)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2020	$(16,622)		$(8,295)		$(24,917)
Other comprehensive income (loss) before reclassifications	(18,716)	(6)	(18,406)	(7)	(37,122)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(18,716)		(18,406)		(37,122)
Ending Balance – September 30, 2020	$(35,338)		$(26,701)		$(62,039)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2021, particularly the Euro and British Pound.
(2)	Represents unrealized gains of $3,934 on the interest rate swaps, net of tax effect of $(993) for the three months ended September 30, 2021.
(3)	Represents unrealized gains of $1,342 on the interest rate swaps, net of tax effect of $(339) for the three months ended September 30, 2020.
(4)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2021, particularly the Euro and British Pound.
(5)	Represents unrealized gains of $20,312 on the interest rate swaps, net of tax effect of $(5,128) for the nine months ended September 30, 2021.
(6)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2020, particularly the Mexican Peso, Euro, Brazilian Real, and Russian Ruble.
(7)	Represents unrealized losses of $(24,623) on the interest rate swaps, net of tax effect of $6,217 for the nine months ended September 30, 2020.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech, Selmec, Deep Sea, and Off Grid Energy acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design, manufacture, and provide a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended September 30, 2021
Product Classes	Domestic	International	Total
Residential products	$585,150	$23,666	$608,816
Commercial & industrial products	140,824	117,485	258,309
Other	64,790	10,783	75,573
Total net sales	$790,764	$151,934	$942,698

	Three Months Ended September 30, 2020
Product Classes	Domestic	International	Total
Residential products	$441,532	$17,345	$458,877
Commercial & industrial products	108,774	67,426	176,200
Other	56,569	9,709	66,278
Total net sales	$606,875	$94,480	$701,355

	Net Sales by Segment
	Nine Months Ended September 30, 2021
Product Classes	Domestic	International	Total
Residential products	$1,690,707	$60,250	$1,750,957
Commercial & industrial products	402,357	312,637	714,994
Other	174,584	29,578	204,162
Total net sales	$2,267,648	$402,465	$2,670,113

	Nine Months Ended September 30, 2020
Product Classes	Domestic	International	Total
Residential products	$1,013,219	$44,629	$1,057,848
Commercial & industrial products	294,940	208,216	503,156
Other	135,521	27,593	163,114
Total net sales	$1,443,680	$280,438	$1,724,118

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

C&I products consist of larger output stationary generators and controls used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile energy storage, mobile heaters, mobile pumps, and controllers. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$187,726	$171,359	$598,730	$374,065
International	21,475	7,419	42,344	13,877
Total adjusted EBITDA	$209,201	$178,778	$641,074	$387,942

Interest expense	(7,980)	(8,096)	(23,424)	(25,081)
Depreciation and amortization	(23,216)	(17,168)	(62,682)	(50,087)
Non-cash write-down and other adjustments (1)	(3,333)	(477)	(638)	(1,868)
Non-cash share-based compensation expense (2)	(5,783)	(4,353)	(18,204)	(14,327)
Loss on extinguishment of debt (3)	-	-	(831)	-
Transaction costs and credit facility fees (4)	(3,385)	(568)	(9,471)	(1,160)
Business optimization and other charges (5)	-	(531)	(159)	(12,503)
Other	(140)	(300)	(717)	(711)
Income before provision for income taxes	$165,364	$147,285	$524,948	$282,205

(1)

Includes gains/losses on disposals of assets and investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting adjustments.

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

(5)	For the three and nine months ended September 30, 2021, represents severance and other charges related to the consolidation of certain of our facilities. For the three and nine months ended September 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices.

The Company’s sales in the U.S. represented approximately 82% and 84% of total sales for the three months ended September 30, 2021 and 2020, respectively. The Company's sales in the U.S. represented approximately 82% of the total sales for the nine months ended September 30, 2021 and 2020. Approximately 64% and 81% of the Company’s identifiable long-lived assets were located in the U.S. at  September 30, 2021 and December 31, 2020, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw material	$623,592	$375,516
Work-in-process	8,808	6,833
Finished goods	302,548	220,968
Total	$934,948	$603,317

Property and equipment consists of the following:

	September 30,	December 31,
	2021	2020

Land and improvements	$22,907	$18,363
Buildings and improvements	230,731	198,908
Machinery and equipment	176,585	153,696
Dies and tools	29,014	24,190
Vehicles	6,977	6,037
Office equipment and systems	121,914	107,923
Leasehold improvements	4,231	5,276
Construction in progress	44,603	30,227
Gross property and equipment	636,962	544,620
Accumulated depreciation	(224,256)	(200,684)
Total	$412,706	$343,936

Total property and equipment included finance leases of $27,243 and $27,269 at September 30, 2021 and  December 31, 2020, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$74,758	$50,324	$59,218	$49,316
Product warranty reserve assumed in acquisition	1,085	124	1,085	124
Payments	(10,475)	(8,667)	(29,536)	(24,136)
Provision for warranty issued	16,527	10,949	48,521	27,691
Changes in estimates for pre-existing warranties	1,089	(575)	3,696	(840)
Balance at end of period	$82,984	$52,155	$82,984	$52,155

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$100,484	$83,153	$89,788	$78,738
Deferred revenue contracts issued	11,105	6,802	31,304	18,966
Amortization of deferred revenue contracts	(5,014)	(4,241)	(14,517)	(11,990)
Balance at end of period	$106,575	$85,714	$106,575	$85,714

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at September 30, 2021 is as follows:

Remainder of 2021	$5,140
2022	20,809
2023	21,053
2024	17,432
2025	13,661
After 2025	28,480
Total	$106,575

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2021	2020
Product warranty liability:
Current portion - other accrued liabilities	$51,555	$37,417
Long-term portion - other long-term liabilities	31,429	21,801
Total	$82,984	$59,218

Deferred revenue related to extended warranties:
Current portion - other accrued liabilities	$20,090	$18,857
Long-term portion - other long-term liabilities	86,485	70,931
Total	$106,575	$89,788

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $32,076 and $25,710 at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company recognized revenue of $24,096 related to amounts included in the December 31, 2020 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2021	2020
ABL Facility	$-	$-
Other lines of credit	61,470	39,282
Total	$61,470	$39,282

As of September 30, 2021 and December 31, 2020, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2021	2020
Term Loan	$780,000	$830,000
Original issue discount and deferred financing costs	(13,863)	(15,450)
ABL Facility	50,000	-
Finance lease obligation	27,953	27,371
Other	4,281	3,990
Total	848,371	845,911
Less: current portion of debt	1,967	1,836
Less: current portion of finance lease obligation	2,978	2,311
Total	$843,426	$841,764

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

The Term Loan does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2021, the Company’s net secured leverage ratio was 0.77 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

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

In May 2021, the Company borrowed $50,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Term Loan. As a result of the prepayment of the Term Loan, the Company wrote off $831 of original issue discount and capitalized debt issuance costs during the second quarter of 2021 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. As of September 30, 2021, there was $50,000 outstanding under the ABL Facility, leaving $449,302 of availability, net of outstanding letters of credit.

12.   Stock Repurchase Program

In September 2018, the Company’s Board of Directors approved a $250,000 stock repurchase program, which expired in October 2020. In September 2020, the Company’s Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three and nine months ended September 30, 2021 and 2020. Since the inception of all programs starting in August 2015, the Company has repurchased 8,676,706 shares of its common stock for $305,547 (at an average cost per share of $35.21), all funded with cash on hand.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income attributable to Generac Holdings Inc.	$131,570	$114,970	$407,599	$225,575
Redeemable noncontrolling interest redemption value adjustment	(7,557)	811	(5,687)	(2,281)
Net income attributable to common shareholders	$124,013	$115,781	$401,912	$223,294

Denominator
Weighted average shares, basic	62,690,437	62,353,473	62,583,957	62,244,872
Dilutive effect of stock compensation awards (1)	1,517,680	1,407,907	1,562,325	1,301,260
Diluted shares	64,208,116	63,761,380	64,146,281	63,546,132

Net income attributable to common shareholders per share
Basic	$1.98	$1.86	$6.42	$3.59
Diluted	$1.93	$1.82	$6.27	$3.51

(1) There were no awards with an anti-dilutive impact for the three and nine months ended September 30, 2021 and 2020.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2021 and 2020 were 21.8% and 21.3%, respectively. The increase in the effective tax rate was primarily due to the earnings mix in the taxing jurisdictions the company operates in.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at September 30, 2021 and December 31, 2020 was approximately $97,000 and $55,600, respectively.

From time to time, we are involved in legal proceedings primarily involving product liability, regulatory, and employment matters, as well as general commercial disputes arising in the ordinary course of our business. As of September 30, 2021, the Company believes there are no legal proceedings pending that would have a material effect on its results of operations or financial condition.

Federal Securities Law Class Actions

On August 20, 2021 and August 31, 2021, the Company and certain of its officers were named as defendants in two putative federal securities law class actions filed in the U.S. District Court for the Central District of California (the "Federal Securities Law Class Actions"). These actions were filed, respectively, under the captions Khami v. Generac Holdings Inc., et al., Case No. 2:21-cv- 06777, and Procter v. Generac Holdings Inc., et al., Case No. 2:21-cv- 07009. On October 19, 2021, the Company filed in each case a motion to transfer venue to the U.S. District Court for the Eastern District of Wisconsin. The plaintiffs in both cases allege that the Company and its officers made false or misleading statements regarding the Company's exposure to liability associated with a recall of portable generators issued by the Company in conjunction with the U.S. Consumer Product Safety Commission, and bring claims for unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b- 5. The Company is vigorously defending both of the Federal Securities Law Class Actions, and does not believe they will have a material adverse effect on our results of operations or financial condition.

16. Subsequent Event

Agreement to acquire ecobee Inc.

On November 1, 2021, the Company entered into a definitive agreement to acquire ecobee Inc. (ecobee). Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. Pursuant to the agreement, the Company will acquire all of the outstanding ownership interests of ecobee from the ecobee securityholders. As consideration, the Company will pay or cause to be paid consideration valued at up to $770,000, comprising (i) $200,000 in cash, subject to customary adjustments, to be paid at closing, (ii) $450,000 of GNRC common stock to be issued at closing, and (iii) contingent consideration paid in the form of GNRC common stock with an aggregate value of up to $120,000 based on the achievement of certain performance targets by ecobee as of June 30, 2022 and June 30, 2023. The contingent consideration will be fixed and accelerated upon certain corporate transactions, including a change of control of the Company. The Company expects the acquisition to close in the fourth quarter of 2021, subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvement Act.

Acquisition of Tank Utility, Inc.

On October 1, 2021, the Company acquired Tank Utility, Inc., a provider of IoT propane tank monitoring that enables the optimization of propane fuel logistics.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	availability, cost and quality of raw materials, key components from our global supply chain and labor needed in producing our products;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix, logistics costs and regulatory tariffs;
●	the ability to satisfy the closing conditions for the acquisition of ecobee on the timeline expected or at all;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	the duration and impact of the COVID-19 pandemic;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks, information technology systems, or connected products; and
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products, operations, or customer demand.

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

Overview

We are a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, commercial and industrial markets.

Power generation and storage is a key focus of the Company, which differentiates us from many of our competitors who also have broad operations outside of the power equipment market. As the only significant market participant with a primary focus on these products, we maintain one of the leading market positions in the power equipment market in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the marketplace, including residential, commercial and industrial standby generators, as well as portable and mobile generators used in a variety of applications. A key strategic focus for the Company in recent years has been leveraging our leading position in the growing market for cleaner burning, more cost effective natural gas-fueled generators to expand into applications beyond standby power, allowing us to participate in distributed generation projects. The Company in recent years has been evolving its business model to also focus on clean energy products, solutions, and services. In 2019, we began providing energy storage systems as a clean energy solution for residential use that capture and store electricity from solar panels or other power sources and help reduce home energy costs while also protecting homes from shorter-duration power outages. During 2020, we entered the market for grid services by offering distributed energy optimization and control software that helps support the operational stability of the world's power grids. We have also been focused on connecting the equipment we manufacture to the users of that equipment, helping to drive additional value to our customers and our distribution partners over the product life cycle. The strategic focus on grid edge devices will broaden our monitoring capabilities and also enable the increasing utilization of this equipment as distributed energy resources as the nascent market for grid services expands over the next several years. Overall, as the traditional centralized utility model evolves over time, we believe that a cleaner, more decentralized grid infrastructure will build-out, and Generac's energy technology solutions are strategically positioned to participate in this future "Grid 2.0".

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

Business Drivers and Trends

Our performance is affected by the demand for reliable power generation equipment, energy storage systems, grid service solutions, and other power products by our customer base. This demand is influenced by several important drivers and trends affecting our industry, including the following:

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

Effect of large scale and baseline power disruptions.    Power disruptions are an important driver of customer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major power outage event for standby generators. For example, there have been a number of major outage events that occurred over the past decade that drove strong demand for portable and home standby generators, and the increased awareness of these products contributed to strong revenue growth in both the year they occurred along with the following subsequent year. Major power disruptions are unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. In addition, there are smaller, more localized power outages that occur every day across the United States that drive the baseline level of demand for back-up power solutions. The level of baseline power outage activity occurring across the United States can also fluctuate, and may cause our financial results to fluctuate from year to year.

Energy storage and monitoring markets developing quickly.    During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the acquisitions of Pika Energy and Neurio Technologies, along with the subsequent introduction of Generac branded products - marketed under the names PWRcellTM and PWRviewTM. We believe the electric utility landscape will undergo significant changes in the decade ahead as a result of rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from solar, wind, geothermal, and natural gas generators is projected to become more prevalent as will the need to monitor, manage and store this power–potentially developing into a significant market opportunity as attachment rates for energy storage systems on solar installations have increased significantly over the last couple of years. The capabilities provided by Pika and Neurio have enabled us to bring an efficient and intelligent energy-savings solution to the energy storage and monitoring markets, which enabled us to quickly ramp shipments for these clean energy solutions during 2020, and which we believe will position Generac as a key participant going forward. Although different from the emergency backup power space, we believe this market will develop similarly as the home standby generator market has over the past two decades given both products can provide power resiliency to homeowners. We expect to further advance our growing capabilities for clean energy including product development, sourcing, distribution, and marketing, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential energy storage, monitoring, and management markets.

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

Effect of commodity, currency, component price fluctuations, and resource availability.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions over the years have further expanded our commercial and operational presence outside of the United States. These international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations. Additionally, specifically in 2021, there continue to be significant raw material and other cost pressures, ongoing logistics challenges, and various supply chain constraints, which are resulting in higher input costs and delays for certain of our products.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019, language was added to the agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. Additionally, as part of our ABL Facility amendment in May 2021, language was added to the ABL Facility agreement to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. During the nine months ended September 30, 2021, interest expense decreased compared to the nine months ended September 30, 2020, primarily due to lower LIBOR rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

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

Recent Updates

Agreement to acquire ecobee Inc.

On November 1, 2021, we entered into a definitive agreement to acquire ecobee Inc. (ecobee). Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. Pursuant to the agreement, we will acquire all of the outstanding ownership interests of ecobee from the ecobee securityholders. As consideration, we will pay or cause to be paid consideration valued at up to $770 million, comprising (i) $200 million in cash, subject to customary adjustments, to be paid at closing, (ii) $450 million of our common stock to be issued at closing, and (iii) contingent consideration paid in the form of our common stock with an aggregate value of up to $120 million based on the achievement of certain performance targets by ecobee as of June 30, 2022 and June 30, 2023. The contingent consideration will be fixed and accelerated upon certain corporate transactions, including a change of control of the Company. We expect the acquisition to close in the fourth quarter of 2021, subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvement Act.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net sales	$942,698	$701,355	$241,343	34.4%
Costs of goods sold	606,704	425,206	181,498	42.7%
Gross profit	335,994	276,149	59,845	21.7%
Operating expenses:
Selling and service	82,242	60,901	21,341	35.0%
Research and development	27,165	20,658	6,507	31.5%
General and administrative	40,802	31,061	9,741	31.4%
Amortization of intangible assets	12,206	7,892	4,314	54.7%
Total operating expenses	162,415	120,512	41,903	34.8%
Income from operations	173,579	155,637	17,942	11.5%
Total other income (expense), net	(8,215)	(8,352)	137	-1.6%
Income before provision for income taxes	165,364	147,285	18,079	12.3%
Provision for income taxes	32,611	32,050	561	1.8%
Net income	132,753	115,235	17,518	15.2%
Net income (loss) attributable to noncontrolling interests	1,183	265	918	346.4%
Net income attributable to Generac Holdings Inc.	$131,570	$114,970	$16,600	14.4%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Domestic	$790,764	$606,875	$183,889	30.3%
International	151,934	94,480	57,454	60.8%
Total net sales	$942,698	$701,355	$241,343	34.4%

	Adjusted EBITDA
	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Domestic	$187,726	$171,359	$16,367	9.6%
International	21,475	7,419	14,056	189.5%
Total Adjusted EBITDA	$209,201	$178,778	$30,423	17.0%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Residential products	$608,816	$458,877	$149,939	32.7%
Commercial & industrial products	258,309	176,200	82,109	46.6%
Other	75,573	66,278	9,295	14.0%
Total net sales	$942,698	$701,355	$241,343	34.4%

Net sales.    Domestic segment sales increased 30.3% to $790.8 million as compared to $606.9 million in the prior year quarter, with the impact of acquisitions contributing approximately 1% of the revenue growth for the quarter. The current year quarter core sales growth was driven by strength across both residential and C&I products highlighted by very strong growth with home standby generators, PWRcellTM energy storage systems, telecom national account customers and C&I mobile products.

International segment sales increased 60.8% to $151.9 million as compared to $94.5 million in the prior year quarter, with the impact of acquisitions and foreign currency contributing $27.3 million of the revenue growth for the quarter. The core sales growth for the segment was primarily driven by strength across all regions, primarily Europe and Latin America, that continue to experience a sharp increase in demand off the prior year COVID-19 lows and have recovered well above 2019 levels.

The net sales contribution from all non-annualized recent acquisitions for the three months ended September 30, 2021 was $30.5 million.

Gross profit.    Gross profit margin for the third quarter of 2021 was 35.6% compared to 39.4% in the prior year third quarter. The gross profit margin decrease was primarily driven by higher input costs due to rising commodity prices, labor, logistics and plant start-up costs, which were partially offset by the early impacts of recent pricing actions.

Operating expenses.   Operating expenses increased $41.9 million, or 34.8%, as compared to the prior year third quarter. The increase was primarily driven by higher variable expenses from the significant increase in sales volumes, higher employee and marketing costs, and the impact of acquisitions relative to acquisition related transaction expenses, recurring operating expenses and amortization expense.

Other expense.    The decrease in Other expense, net was driven by a reduction in interest expense due to lower LIBOR rates.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2021 and 2020 were 19.7% and 21.8%, respectively. The decrease in the effective tax rate was primarily due to a discrete tax item resulting from a higher stock compensation deduction during the current year quarter.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $131.6 million as compared to $115.0 million in the prior year third quarter. The increase was primarily driven by increased operating earnings as noted above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the third quarter of 2021 was $187.7 million, or 23.7% of net sales, as compared to $171.4 million, or 28.2% of net sales, in the prior year quarter. The margin decrease was driven by higher input costs in the current year quarter, which were partially offset by the early impacts of improved pricing during the quarter.

Adjusted EBITDA for the International segment in the third quarter of 2021, before deducting for non-controlling interests, was $21.5 million, or 14.1% of net sales, as compared to $7.4 million, or 7.9% of net sales, in the prior year quarter. The improvement in margin was primarily due to the positive impact of recent acquisitions and improved operating leverage on the higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $151.1 million for the three months ended September 30, 2021 increased 13.7% from $132.9 million for the three months ended September 30, 2020, due to the factors outlined above together with an increase in the cash income tax rate from approximately 16.0% in the prior year to approximately 20.0% to 20.5% in the current year.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net sales	$2,670,113	$1,724,118	$945,995	54.9%
Costs of goods sold	1,672,570	1,066,666	605,904	56.8%
Gross profit	997,543	657,452	340,091	51.7%
Operating expenses:
Selling and service	229,443	178,566	50,877	28.5%
Research and development	74,897	58,762	16,135	27.5%
General and administrative	115,311	88,732	26,579	30.0%
Amortization of intangible assets	32,237	23,340	8,897	38.1%
Total operating expenses	451,888	349,400	102,488	29.3%
Income from operations	545,655	308,052	237,603	77.1%
Total other expense, net	(20,707)	(25,847)	5,140	-19.9%
Income before provision for income taxes	524,948	282,205	242,743	86.0%
Provision for income taxes	114,341	59,967	54,374	90.7%
Net income	410,607	222,238	188,369	84.8%
Net loss attributable to noncontrolling interests	3,008	(3,337)	6,345	N/A
Net income attributable to Generac Holdings Inc.	$407,599	$225,575	$182,024	80.7%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Domestic	$2,267,648	$1,443,680	$823,968	57.1%
International	402,465	280,438	122,027	43.5%
Total net sales	$2,670,113	$1,724,118	$945,995	54.9%

	Adjusted EBITDA
	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Domestic	$598,730	$374,065	$224,665	60.1%
International	42,344	13,877	28,467	205.1%
Total Adjusted EBITDA	$641,074	$387,942	$253,132	65.2%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change
Residential products	$1,750,957	$1,057,848	$693,109	65.5%
Commercial & industrial products	714,994	503,156	211,838	42.1%
Other	204,162	163,114	41,048	25.2%
Total net sales	$2,670,113	$1,724,118	$945,995	54.9%

Net sales.    Domestic segment sales increased 57.1% to $2,267.6 million as compared to $1,443.7 million in the prior year. The increase was primarily driven by strong growth in shipments of residential products highlighted by home standby and portable generators. In addition, PWRcellTM energy storage systems experienced very robust growth as the Company continues to expand in the clean energy market, and shipments of chore products also improved at a strong rate as compared to the prior year. This was supplemented by a return to growth for C&I products which was led by a substantial increase in shipments for telecom national account customers and C&I mobile products compared to the prior year.

International segment sales increased 43.5% to $402.5 million as compared to $280.4 million in the prior year. The growth for the segment was due to an increase in market activity primarily in the European and Latin American regions that are seeing a sharp increase in demand as end markets recover from the impact of the COVID-19 pandemic. In addition, the impact of acquisitions and foreign currency added $43.8 million of revenue growth.

The net sales contribution from all non-annualized recent acquisitions for the nine months ended September 30, 2021 was $53.2 million.

Gross profit.    Gross profit margin for the nine months ended September 30, 2021 was 37.4% compared to 38.1% in the prior year. The gross profit margin decrease was primarily driven by higher input costs due to rising commodity prices, labor, logistics and plant start-up costs, which were partially offset by the early impacts of recent pricing actions and favorable sales mix from higher shipments of residential products.

Operating expenses.   Operating expenses increased $102.5 million, or 29.3%, as compared to the prior year. The increase was primarily driven by higher variable expenses from the significant increase in sales volumes, higher employee costs and incentive compensation, and the impact of acquisitions relative to acquisition related transaction expenses, recurring operating expenses and amortization expense.

Other expense.    The decrease in Other expense, net was driven by a reduction in interest expense due to lower LIBOR rates, as well as a $3.9 million gain recorded on the sale of a long-term investment in the first quarter of 2021, which was partially offset by an $.8 million non-cash write-off of original issue discount and deferred financing costs due to a $50 million voluntary prepayment of our Term Loan.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2021 and 2020 were 21.8% and 21.3%, respectively. The increase in the effective tax rate was primarily due to the earnings mix in the taxing jurisdictions the company operates in.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $407.6 million as compared to $225.6 million in the prior year period. The increase was primarily driven by increased sales volumes, operating earnings, and other items noted above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $598.7 million, or 26.4% of net sales, as compared to $374.1 million, or 25.9% of net sales, in the prior year period. This margin increase was driven by favorable sales mix, improved pricing and higher operating leverage from the substantial revenue growth for the segment during the current year, which were partially offset by higher input costs due to rising commodity prices, labor, logistics and plant start-up costs.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $42.3 million, or 10.5% of net sales, as compared to $13.9 million, or 4.9% of net sales, in the prior year period. The improvement in margin was primarily due to the combination of favorable sales mix, improved operating leverage on the higher sales volumes, lower operating expenses as a result of the restructuring activities initiated in the second quarter of 2020, and the impact of recent acquisitions.

Adjusted Net Income.    Adjusted Net Income of $457.1 million for the nine months ended September 30, 2021 increased 65.3% from $276.5 million for the nine months ended September 30, 2020, due to the factors outlined above together with an increase in the cash income tax rate from approximately 16.0% in the prior year to approximately 20.0% to 20.5% in the current year.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. As of September 30, 2021, there was $780 million outstanding under the Term Loan. Following several amendments, the Term Loan matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2021, our secured leverage ratio was 0.77 to 1.00 times, and we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for a $500.0 million ABL Facility. The ABL Facility matures May 27, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the ABL Facility. As of September 30, 2021, there was $50 million outstanding under the ABL Facility, leaving $449.3 million of availability, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of September 30, 2021.

As of September 30, 2021, we had $873.0 million of liquidity comprised of $423.7 million of cash and equivalents and $449.3 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan and ABL Facility until 2026. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2018, our Board of Directors approved a $250.0 million stock repurchase program, which expired in October 2020. In September 2020, our Board of Directors approved another stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250.0 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the nine months ended September 30, 2021 and 2020, no share repurchases were made under these plans. Since the inception of all stock repurchase programs starting in August 2015, we have repurchased 8,676,706 shares of our common stock for $305.5 million (an average repurchase price of $35.21 per share), all funded with cash on hand.

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

Cash Flow

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	$ Change	% Change

Net cash provided by operating activities	$349,404	$268,310	$81,094	30.2%
Net cash used in investing activities	(546,773)	(54,731)	(492,042)	-899.0%
Net cash used in financing activities	(33,445)	(21,596)	(11,849)	-54.9%

The increase in net cash provided by operating activities was primarily due to higher sales volumes and resulting higher operating earnings in the current year, partially offset by increased working capital investment and higher income taxes paid in the current year.

Net cash used in investing activities for the nine months ended September 30, 2021 primarily represents cash payments of $465.9 million related to the acquisition of businesses and $87.5 million related to the purchase of property and equipment, which were partially offset by cash proceeds on sale of an investment of $5.0 million. Net cash used in investing activities for the nine months ended September 30, 2020 primarily represents cash payments of $33.9 million related to the purchase of property and equipment and $22.8 million related to the acquisition of businesses.

Net cash used in financing activities for the nine months ended September 30, 2021 primarily represents $160.1 million of debt repayments ($105.2 million of short-term borrowings and $54.9 million of long-term borrowings and finance lease obligations), $50.0 million of taxes paid related to equity awards, $27.2 million as a purchase of additional ownership interest of Pramac, and $3.8 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $127.8 million from short-term borrowings, $50.0 million from long-term borrowings and $30.5 million from the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2020 primarily represents $214.4 million of debt repayments ($210.8 million of short-term borrowings and $3.6 million of long-term borrowings and finance lease obligations), $13.5 million of taxes paid related to equity awards, and $4.0 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $198.1 million from short-term borrowings and $12.0 million from the exercise of stock options.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2021	2020	2021	2020

Net income attributable to Generac Holdings Inc.	$131,570	$114,970	$407,599	$225,575
Net income (loss) attributable to noncontrolling interests	1,183	265	3,008	(3,337)
Net income	132,753	115,235	410,607	222,238
Interest expense	7,980	8,096	23,424	25,081
Depreciation and amortization	23,216	17,168	62,682	50,087
Provision for income taxes	32,611	32,050	114,341	59,967
Non-cash write-down and other adjustments (a)	3,333	477	638	1,868
Non-cash share-based compensation expense (b)	5,783	4,353	18,204	14,327
Loss on extinguishment of debt (c)	-	-	831	-
Transaction costs and credit facility fees (d)	3,385	568	9,471	1,160
Business optimization and other charges (e)	-	531	159	12,503
Other	140	300	717	711
Adjusted EBITDA	209,201	178,778	641,074	387,942
Adjusted EBITDA attributable to noncontrolling interests	2,247	920	6,454	950
Adjusted EBITDA attributable to Generac Holdings Inc.	$206,954	$177,858	$634,620	$386,992

(a)   Represents the following non-cash charges, gains, and other adjustments: gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, and certain foreign currency and purchase accounting related adjustments. We believe that adjusting net income for these non-cash charges and gains is useful for the following reasons:

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

(e)  For the three and nine months ended September 30, 2021, represents severance and other charges related to the consolidation of certain of our facilities. For the three and nine months ended September 30, 2020, represents severance, non-cash asset write-downs, and other charges to address the impact of the COVID-19 pandemic and decline in oil prices.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2021	2020	2021	2020

Net income attributable to Generac Holdings Inc.	$131,570	$114,970	$407,599	$225,575
Net income (loss) attributable to noncontrolling interests	1,183	265	3,008	(3,337)
Net income	132,753	115,235	410,607	222,238
Provision for income taxes	32,611	32,050	114,341	59,967
Income before provision for income taxes	165,364	147,285	524,948	282,205
Amortization of intangible assets	12,206	7,892	32,237	23,340
Amortization of deferred finance costs and original issue discount	646	654	1,941	1,940
Loss on extinguishment of debt	-	-	831	-
Transaction costs and other purchase accounting adjustments (a)	5,487	381	11,130	612
(Gain)/loss attributable to business or asset dispositions (b)	-	-	(3,991)	-
Business optimization and other charges	-	531	159	12,503
Adjusted net income before provision for income taxes	183,703	156,743	567,255	320,600
Cash income tax expense (c)	(31,290)	(23,620)	(106,564)	(44,842)
Adjusted net income	152,413	133,123	460,691	275,758
Adjusted net income attributable to noncontrolling interests	1,272	198	3,616	(725)
Adjusted net income attributable to Generac Holdings Inc.	$151,141	$132,925	$457,075	$276,483

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.35	$2.08	$7.13	$4.35
Weighted average common shares outstanding - diluted:	64,208,116	63,761,380	64,146,281	63,546,132

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting adjustments.

(b) Represents gains and losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

(c) Amount for the three and nine months ended September 30, 2021 is based on an anticipated cash income tax rate of approximately 20.0% to 20.5% for the full year ending December 31, 2021. Amount for the three and nine months ended September 30, 2020 is based on an anticipated cash income tax rate at the time of approximately 16% for the full year ended December 31, 2020. Cash income tax expense for the respective periods is based on the projected taxable income and corresponding cash tax rate for the full year after considering the effects of current and deferred income tax items, and is calculated for each respective period by applying the derived full year cash tax rate to the period’s pretax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 23, 2021 filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In July 2021, we entered into a merger agreement to acquire Chilicon Power, LLC. As part of the funding of the purchase price, we issued 117,452 shares of restricted common stock to the shareholders of Chilicon Power, LLC that had a fair value of $36 million on the date of issuance. All of the shares are subject to restrictions on the transferability of the shares, which restrictions will lapse as to 30,640 shares on December 31, 2023. The remaining 86,812 shares are subject to forfeiture if certain product sales performance measures specified in the merger agreement are not achieved over a four and one-half year period, and the restrictions on the earned shares will lapse on December 31, 2025. We believe that the sale of the securities referenced was exempt from registration under the Securities Act of 1933 (the "Securities Act") by virtue of Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2021, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2021 – 07/31/2021	-	-	-	$250,000,000
08/01/2021 – 08/31/2021	306	$415.27	-	$250,000,000
09/01/2021 – 09/30/2021	91	$444.84	-	$250,000,000
Total	397	$422.04

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 4, 2021