Form 10-Q
period 2022-03-31
GENERAC HOLDINGS INC.
filed 2022-05-09
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there were 63,829,951 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$206,023	$147,339
Accounts receivable, less allowance for credit losses	609,870	546,466
Inventories	1,236,772	1,089,705
Prepaid expenses and other assets	72,736	64,954
Total current assets	2,125,401	1,848,464

Property and equipment, net	443,480	440,852

Customer lists, net	231,513	238,722
Patents and technology, net	482,947	492,473
Other intangible assets, net	56,246	66,436
Tradenames, net	237,854	243,531
Goodwill	1,412,187	1,409,674
Deferred income taxes	11,779	15,740
Operating lease and other assets	150,126	121,888
Total assets	$5,151,533	$4,877,780

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$84,995	$72,035
Accounts payable	697,486	674,208
Accrued wages and employee benefits	50,443	72,060
Other accrued liabilities	415,955	331,674
Current portion of long-term borrowings and finance lease obligations	4,279	5,930
Total current liabilities	1,253,158	1,155,907

Long-term borrowings and finance lease obligations	1,002,685	902,091
Deferred income taxes	163,843	205,964
Operating lease and other long-term liabilities	351,724	341,681
Total liabilities	2,771,410	2,605,643

Redeemable noncontrolling interests	71,511	58,050

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,589,905 and 72,386,017 shares issued at March 31, 2022 and December 31, 2021, respectively	727	725
Additional paid-in capital	959,890	952,939
Treasury stock, at cost	(471,833)	(448,976)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,067,868	1,965,957
Accumulated other comprehensive loss	(46,402)	(54,755)
Stockholders’ equity attributable to Generac Holdings Inc.	2,308,134	2,213,774
Noncontrolling interests	478	313
Total stockholders' equity	2,308,612	2,214,087
Total liabilities and stockholders’ equity	$5,151,533	$4,877,780

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$1,135,856	$807,434
Costs of goods sold	775,108	485,620
Gross profit	360,748	321,814

Operating expenses:
Selling and service	98,243	68,424
Research and development	39,744	22,388
General and administrative	41,972	32,899
Amortization of intangibles	26,054	8,979
Total operating expenses	206,013	132,690
Income from operations	154,735	189,124

Other (expense) income:
Interest expense	(9,554)	(7,723)
Investment income	77	603
Other, net	246	3,309
Total other expense, net	(9,231)	(3,811)

Income before provision for income taxes	145,504	185,313
Provision for income taxes	28,608	35,368
Net income	116,896	149,945
Net income attributable to noncontrolling interests	3,038	952
Net income attributable to Generac Holdings Inc.	$113,858	$148,993

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.61	$2.39
Weighted average common shares outstanding - basic:	63,449,380	62,478,734

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.57	$2.33
Weighted average common shares outstanding - diluted:	64,828,819	64,099,073

Comprehensive income attributable to Generac Holdings Inc.	$122,365	$153,816

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $6,326	–	–	–	–	–	–	–	18,728	18,728	–	18,728
Foreign currency translation adjustment	–	–	–	–	–	–	–	(10,375)	(10,375)	182	(10,193)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	203,888	2	(1,876)	–	–	–	–	–	(1,874)	–	(1,874)
Net share settlement of restricted stock awards	–	–	–	(73,832)	(22,857)	–	–	–	(22,857)	–	(22,857)
Share-based compensation	–	–	8,827	–	–	–	–	–	8,827	–	8,827
Redemption value adjustment	–	–	–	–	–	–	(11,947)	–	(11,947)	–	(11,947)
Net income	–	–	–	–	–	–	113,858	–	113,858	(17)	113,841

Balance at March 31, 2022	72,589,905	$727	$959,890	(8,740,863)	$(471,833)	$(202,116)	$2,067,868	$(46,402)	$2,308,134	$478	$2,308,612

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $5,065	–	–	–	–	–	–	–	14,995	14,995	–	14,995
Foreign currency translation adjustment	–	–	–	–	–	–	–	(12,240)	(12,240)	(3)	(12,243)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	181,417	2	3,314	–	–	–	–	–	3,316	–	3,316
Net share settlement of restricted stock awards	–	–	–	(78,087)	(26,198)	–	–	–	(26,198)	–	(26,198)
Share-based compensation	–	–	5,448	–	–	–	–	–	5,448	–	5,448
Redemption value adjustment	–	–	–	–	–	–	123	–	123	–	123
Net income	–	–	–	–	–	–	148,993	–	148,993	(69)	148,924

Balance at March 31, 2021	72,205,746	$723	$534,303	(9,251,818)	$(358,362)	$(202,116)	$1,581,681	$(31,499)	$1,524,730	$(161)	$1,524,569

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$116,896	$149,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,407	9,258
Amortization of intangible assets	26,054	8,979
Amortization of original issue discount and deferred financing costs	637	646
Deferred income taxes	(49,156)	1,702
Share-based compensation expense	8,827	5,448
Gain on disposal of assets	(571)	(3,979)
Other non-cash (gains) charges	(6,446)	281
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66,510)	(56,710)
Inventories	(147,250)	(45,833)
Other assets	2,253	(1,773)
Accounts payable	26,363	56,769
Accrued wages and employee benefits	(21,558)	(15,812)
Other accrued liabilities	102,015	63,014
Excess tax benefits from equity awards	(14,103)	(19,392)
Net cash provided by (used in) operating activities	(10,142)	152,543

Investing activities
Proceeds from sale of property and equipment	1,864	5
Proceeds from sale of investment	1,308	4,902
Proceeds from beneficial interests in securitization transactions	1,573	712
Contribution to equity method investment	(2,921)	–
Expenditures for property and equipment	(28,200)	(27,469)
Acquisition of business, net of cash acquired	(999)	–
Net cash used in investing activities	(27,375)	(21,850)

Financing activities
Proceeds from short-term borrowings	136,664	32,215
Proceeds from long-term borrowings	110,000	–
Repayments of short-term borrowings	(124,609)	(43,979)
Repayments of long-term borrowings and finance lease obligations	(1,737)	(1,604)
Payment of contingent acquisition consideration	–	(3,750)
Taxes paid related to equity awards	(34,620)	(35,901)
Proceeds from exercise of stock options	9,903	13,011
Net cash provided by (used in) financing activities	95,601	(40,008)

Effect of exchange rate changes on cash and cash equivalents	600	(999)

Net increase in cash and cash equivalents	58,684	89,686
Cash and cash equivalents at beginning of period	147,339	655,128
Cash and cash equivalents at end of period	$206,023	$744,814

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service solutions, and other power products serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2021). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company recorded its preliminary purchase price allocation during the second quarter of 2021, and it was updated in the third and fourth quarters of 2021 as well as in the first quarter of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $436,995 of intangible assets, including $265,558 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Deep Sea from the date of acquisition through March 31, 2022.

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

The Company recorded its preliminary purchase price allocation during the third quarter of 2021, and it was updated in the fourth quarter of 2021 as well as in the first quarter of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $70,174 of intangible assets, including $36,974 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the Chilicon acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Chilicon from the date of acquisition through March 31, 2022.

Acquisition of Off Grid Energy

On September 1, 2021, the Company acquired Off Grid Energy for a purchase price of $53,438, net of cash acquired and inclusive of estimated contingent consideration of $29,054 that is to be paid in cash upon achievement of certain performance targets at the end of the earnout period ending on March 31, 2022. Headquartered in Rugby, United Kingdom, Off Grid Energy is a designer and manufacturer of industrial-grade mobile energy storage systems. The acquisition purchase price was funded through cash on hand.

The Company recorded its preliminary purchase price allocation during the third quarter of 2021, and it was updated in the fourth quarter of 2021 as well as in the first quarter of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $52,565 of intangible assets, including $18,020 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Off Grid Energy from the date of acquisition through March 31, 2022.

Acquisition of ecobee

On December 1, 2021, the Company acquired ecobee for a purchase price, net of cash acquired, of $735,632. Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. The fair value of the consideration transferred consisted of the following:

Cash	$225,458
Common stock issued	420,774
Contingent consideration (1)	89,400
Total purchase price	$735,632

(1)	To be paid in the form of common stock issued upon achievement of certain performance targets at the end of each of the two earnout periods, ending June 30, 2022, and June 30, 2023.

The Company recorded its preliminary purchase price allocation during the fourth quarter of 2021, and it was updated in the first quarter of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $801,036 of intangible assets, including $245,636 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of ecobee from the date of acquisition through March 31, 2022.

Other Acquisitions

On September 1, 2021, the Company acquired Apricity Code, an advanced engineering and product design company located in Bend, Oregon.

On October 1, 2021, the Company acquired Tank Utility, a provider of IoT propane tank monitoring that enables the optimization of propane fuel logistics.

The combined purchase price for these two acquisitions was $30,086, net of cash acquired, and was funded solely through cash on hand. The Company recorded its preliminary purchase price allocation for Apricity Code and Tank Utility during the third quarter and fourth quarter of 2021, respectively, and was updated in the first quarter of 2022, based upon its estimates of the fair value of the acquired assets and assumed liabilities. The accompanying consolidated financial statements include the results of these two acquired businesses since the dates of acquisition through March 31, 2022.

Pro forma financial information is not presented for the 2021 acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2021 acquisitions:

	2021 Acquisitions
	Deep Sea	ecobee	All Other	Total
Accounts receivable	$9,574	$23,337	$13,852	$46,763
Inventories	9,970	7,258	7,034	24,262
Prepaid expenses and other assets	826	5,700	6,594	13,120
Property and equipment	8,838	3,588	480	12,906
Intangible assets	171,437	555,400	81,171	808,008
Goodwill	265,558	245,636	77,501	588,695
Deferred income taxes	-	46,721	6,547	53,268
Other assets	151	9,421	8,526	18,098
Total assets acquired	466,354	897,061	201,705	1,565,120

Accounts payable	8,998	25,968	7,473	42,439
Accrued wages and employee benefits	2,106	1,354	872	4,332
Other accrued liabilities	1,210	19,898	18,258	39,366
Short-term borrowings	-	-	800	800
Current portion of long-term debt	-	-	233	233
Deferred income taxes	33,250	80,447	19,930	133,627
Other long-term liabilities	90	33,762	7,862	41,714
Long-term borrowings and finance lease obligations	-	-	1,624	1,624
Net assets acquired	$420,700	$735,632	$144,653	$1,300,985

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

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five-year period, and providing that the noncontrolling interest holder no longer held the right to put its shares to the Company until April 1, 2021. The put and call option price is based on a multiple of earnings, subject to a floor and the terms of the acquisition agreement, as amended. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. The Company still holds its call option right to purchase the remaining 20% ownership interest in partial increments over the next 3 years.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheet, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the acquisition. In March 2022, the Company signed an agreement to purchase an additional 15% ownership interest in Captiva for a purchase price of $461, bringing the Company's total ownership interest in Captiva to 66%. The purchase price will be paid with cash on hand in Q2 2022. The Company still holds its call option right to purchase the remaining 34% ownership interest any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances.

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$58,050	$66,207
Net income	2,856	1,021
Foreign currency translation	(881)	(3,851)
Purchase of additional ownership interest	(461)	-
Redemption value adjustment	11,947	(123)
Balance at end of period	$71,511	$63,254

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

The Company periodically utilizes commodity derivatives and foreign currency forward purchase and sales contracts in the normal course of business. Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in the Company’s condensed consolidated statements of comprehensive income. These gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, eight of which were still outstanding as of March 31, 2022. In December 2019, in conjunction with the amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to eleven as of March 31, 2022. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets. The amount of gains, net of tax, recognized for the three months ended March 31, 2022 and 2021 were $18,728 and $14,995, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2022	December 31, 2021
Foreign currency contracts	(35)	(36)
Interest rate swaps	22,981	(2,074)

The fair value of the foreign currency contracts is included in other accrued liabilities, and the fair value of the interest rate swaps is included in other assets and other accrued liabilities in the condensed consolidated balance sheets as of March 31, 2022. The fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of  December 31, 2021. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2022 and December 31, 2021 is an asset of $23,555 and a liability of $2,148, respectively, which represents the amount the Company would receive or pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $768,682, was approximately $778,050 (Level 2) at March 31, 2022, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

Contingent Consideration

Certain of the Company's business combinations involve potential payment of future consideration that is contingent upon the achievement of certain milestones or performance targets. As part of purchase accounting, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within general and administrative expenses in the Company's condensed consolidated statements of comprehensive income. This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

The  March 31, 2022 fair value is reported as $64,324 in other accrued liabilities and $75,139 in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2021, the Company's contingent consideration balance included $68,665 in other accrued liabilities and $78,094 in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2022	$146,759
Changes in fair value	(6,753)
Present value interest accretion	682
Currency translation	(1,225)
Ending balance, March 31, 2022	$139,463

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2022 and 2021, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss) before reclassifications	(10,375)	(1)	18,728	(2)	8,353
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(10,375)		18,728		8,353
Ending Balance – March 31, 2022	$(63,079)		$16,677		$(46,402)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2021	$(11,674)		$(22,580)		$(34,254)
Other comprehensive income (loss) before reclassifications	(12,240)	(3)	14,995	(4)	2,755
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(12,240)		14,995		2,755
Ending Balance – March 31, 2021	$(23,914)		$(7,585)		$(31,499)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2022, particularly the Euro and British Pound.
(2)	Represents unrealized gains of $25,054 on the interest rate swaps, net of tax effect of $(6,326) for the three months ended March 31, 2022.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2021 particularly the Euro and Mexican Peso.
(4)	Represents unrealized gains of $20,060 on the interest rate swaps, net of tax effect of $(5,065) for the three months ended March 31, 2021.

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

The Company's product offerings consist primarily of power generation equipment, energy storage systems, grid service solutions, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products and services by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended March 31, 2022
Product Classes	Domestic	International	Total
Residential products	$750,327	$26,617	$776,944
Commercial & industrial products	145,737	132,991	278,728
Other	68,610	11,574	80,184
Total net sales	$964,674	$171,182	$1,135,856

	Net Sales by Segment
	Three Months Ended March 31, 2021
Product Classes	Domestic	International	Total
Residential products	$522,215	$19,934	$542,149
Commercial & industrial products	117,879	84,512	202,391
Other	52,644	10,250	62,894
Total net sales	$692,738	$114,696	$807,434

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

C&I products consist of larger output stationary generators used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile energy storage systems, mobile heaters, mobile pumps, and controllers. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

	Adjusted EBITDA
	Three Months Ended March 31,
	2022	2021
Domestic	$170,421	$207,073
International	25,992	7,121
Total adjusted EBITDA	$196,413	$214,194

Interest expense	(9,554)	(7,723)
Depreciation and amortization	(38,461)	(18,237)
Non-cash write-down and other adjustments (1)	7,792	3,868
Non-cash share-based compensation expense (2)	(8,827)	(5,448)
Transaction costs and credit facility fees (3)	(989)	(914)
Business optimization and other charges (4)	(1,159)	(159)
Other	289	(268)
Income before provision for income taxes	$145,504	$185,313

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

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

(4)	The current year period predominantly represents severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.

The Company’s sales in the U.S. represented approximately 83% of total sales for the three months ended March 31, 2022 and 2021. Approximately 76% and 75% of the Company’s identifiable long-lived assets were located in the U.S. at  March 31, 2022 and December 31, 2021, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
Raw material	$771,968	$727,162
Work-in-process	13,316	10,756
Finished goods	451,488	351,787
Total	$1,236,772	$1,089,705

Property and equipment consists of the following:

	March 31,	December 31,
	2022	2021
Land and improvements	$26,469	$26,137
Buildings and improvements	235,405	244,273
Machinery and equipment	195,150	186,611
Dies and tools	32,746	31,581
Vehicles	8,154	7,621
Office equipment and systems	135,753	125,048
Leasehold improvements	5,731	5,679
Construction in progress	49,680	47,601
Gross property and equipment	689,088	674,551
Accumulated depreciation	(245,608)	(233,699)
Total	$443,480	$440,852

Total property and equipment included finance leases of $26,920 and $36,776 on  March 31, 2022 and  December 31, 2021, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$94,213	$59,218
Payments	(13,024)	(9,779)
Provision for warranty issued	21,425	14,830
Changes in estimates for pre-existing warranties	(1,123)	1,028
Balance at end of period	$101,491	$65,297

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$111,647	$89,788
Deferred revenue contracts issued	9,546	8,031
Amortization of deferred revenue contracts	(5,270)	(4,637)
Balance at end of period	$115,923	$93,182

The timing of recognition of the Company’s deferred revenue balance related to extended warranties on  March 31, 2022 is as follows:

Remainder of 2022	$16,010
2023	22,572
2024	20,855
2025	17,118
2026	13,225
After 2026	26,143
Total	$115,923

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2022	2021
Product warranty liability
Current portion - other accrued liabilities	$62,259	$59,052
Long-term portion - other long-term liabilities	39,232	35,161
Total	$101,491	$94,213

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$21,898	$20,556
Long-term portion - other long-term liabilities	94,025	91,091
Total	$115,923	$111,647

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $30,347 and $27,388 on  March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized revenue of $11,047 related to amounts included in the December 31, 2021 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2022	2021
ABL Facility	$-	$-
Other lines of credit	84,995	72,035
Total	$84,995	$72,035

As of March 31, 2022 and December 31, 2021, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2022	2021
Term Loan	$780,000	$780,000
Original issue discount and deferred financing costs	(12,577)	(13,215)
ABL Facility	210,000	100,000
Finance lease obligation	27,941	39,175
Other	1,600	2,060
Total	1,006,964	908,020
Less: current portion of debt	1,292	1,721
Less: current portion of finance lease obligation	2,987	4,208
Total	$1,002,685	$902,091

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Term Loan) and currently include a $300,000 uncommitted incremental term loan facility. The maturity date of the Term Loan is currently December 13, 2026. The Term Loan is guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries and is secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, other than all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, which are secured by a second priority lien. The Term Loan initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. Currently, the Term Loan bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%, without a LIBOR floor. The Term Loan agreement has been amended a number of times since inception.

The Term Loan does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2022, the Company’s net secured leverage ratio was 1.00 to 1.00 times, and the Company was in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

The Company’s credit agreements also provide for a $500,000 senior secured ABL revolving credit facility (ABL Facility). Borrowings under the ABL Facility are guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries and are secured by associated collateral agreements which pledge a first priority lien on all cash, trade accounts receivable, inventory, and other current assets and proceeds thereof, and a second priority lien on all other assets, including fixed assets and intangibles of the Company and certain domestic subsidiaries. ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility. Currently, the ABL Facility bears interest at rates based upon either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the ABL Facility. The ABL Facility has been amended a number of times since inception.

As of March 31, 2022, there was $210,000 outstanding under the ABL Facility, leaving $289,480 of availability, net of outstanding letters of credit.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three months ended March 31, 2022 and 2021. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 9,026,706 shares of its common stock for $431,539 (at an average cost per share of $47.81), all funded with cash on hand.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options as well as the satisfaction of certain conditions as of the end of the period. Refer to Note 3 to the condensed consolidated financial statements, “Redeemable Noncontrolling Interest,” for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator
Net income attributable to Generac Holdings Inc.	$113,858	$148,993
Redeemable noncontrolling interest redemption value adjustment	(11,947)	123
Net income attributable to common shareholders	$101,911	$149,116

Denominator
Weighted average shares, basic	63,449,380	62,478,734
Dilutive effect of stock compensation awards (1)	1,279,626	1,620,339
Dilutive effect of contingently issued shares	99,813	-
Diluted shares	64,828,819	64,099,073

Net income attributable to common shareholders per share
Basic	$1.61	$2.39
Diluted	$1.57	$2.33

(1) Excludes approximately 17,000 stock options and restricted stock awards for the three months ended March 31, 2022 as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three months ended March 31, 2021.

14. Income Taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 19.7% and 19.1%, respectively. The increase in the effective tax rate was primarily due to a lower discrete benefit from equity compensation in the current quarter as compared to the prior year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on  March 31, 2022 and December 31, 2021 was approximately $168,400 and $115,900, respectively.

From time to time, we are involved in legal proceedings primarily involving product liability, regulatory, and employment matters, as well as general commercial disputes arising in the ordinary course of our business. As of March  31, 2022, the Company believes there are no legal proceedings pending that would have a material effect on its results of operations or financial condition.

16. Subsequent Events

The Company performed an evaluation of subsequent events through the date these financial statements were issued, and no such events were identified.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

●	our business, financial and operating results, and future economic performance;
●	proposed new product and service offerings; and
●	management's goals, expectations, objectives, and other similar expressions concerning matters that are not historical facts.

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	fluctuations in cost and quality of raw materials required to manufacture our products;
●	availability of both labor and key components from our global supply chain, including single-sourced components, needed in producing our products;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix, logistics costs and regulatory tariffs;
●	the duration and impact of the COVID-19 pandemic;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to invest in, develop or adapt to changing technologies and manufacturing techniques;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	changes in environmental, health and safety, or product compliance laws and regulations affecting our products, operations, or customer demand; and
●	significant legal proceedings, claims, lawsuits, or government investigations.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Mega-Trends, Strategic Growth Themes, and Additional Business Drivers

In 2021, we unveiled our “Powering A Smarter World” strategic plan, which serves as the framework for the significant investments we have made and will continue to make to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is guided by a number of key mega-trends that we believe will drive several significant strategic growth themes for our business. See our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on our "Powering A Smarter World" strategic plan.

Key Mega-Trends:

●

"Grid 2.0": which is the evolution of the traditional electrical utility model, includes the decarbonization, digitization, and decentralization of the grid and a migration toward distributed energy resources that is expected to drive demand for a variety of clean energy and grid services solutions going forward.

●	Attitudes around global warming and climate change are shifting: which includes the expectation of more volatile and severe weather driving increased power outage activity.
●	Natural gas is expected to be an important fuel of the future: with the abundance of supply globally leading to increasing demand for natural gas generators and applications beyond standby power.
●	Legacy infrastructure needs a major investment cycle: to rebuild and upgrade aging networks and systems including transportation, water and power.
●	Telecommunications infrastructure shifting to next generation: which involves the “5G” architecture that will enable new technologies requiring significant improvement in network uptime through backup power solutions.
●	Home as a Sanctuary: since the onset of the COVID pandemic in early 2020, millions of people are working, learning, shopping, entertaining, aging in place, and generally spending more time at home. As a result of this and the electrification of everything trend, homeowners are becoming increasingly sensitive to power outages due to lost productivity and functionality. These trends combined with ongoing elevated power outage activity has led to significantly increased awareness regarding the importance and need for backup power security.

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

Solar, storage, monitoring and management markets developing quickly.  During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the introduction of PWRcell™ and PWRview™. In 2021, we expanded our capabilities in the residential solar market with the introduction of the PWRmicro, a grid-interactive microinverter which is expected to be available in 2022.  In addition, we believe ecobee’s technologies combined with Generac’s product offering will allow us to create a clean, efficient, and reliable home energy ecosystem and platform that will save homeowners money and help grid operators meet the challenges of an electrical grid under increasing stress by providing solutions to better balance supply and demand. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from renewable sources such as solar and wind, and cleaner-burning natural gas generators is projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. We expect to further advance our growing capabilities in clean energy by increasing our product development, sourcing, distribution, and marketing efforts, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential solar, storage, monitoring and management markets.

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

Natural gas generators driving strong growth.  Natural gas will continue to be an important and cleaner transition fuel of the future as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, which we believe will continue to grow at a faster rate than traditional diesel fueled generators. We also continue to explore and expand our capabilities within the gaseous generator market, including continuous-duty, prime rated, distributed generation, demand response, microgrids and overall use as a distributed energy resource in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having Smart Grid Ready capabilities, which allows for end users to participate in grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators.

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

The COVID-19 pandemic has influenced various trends we are currently experiencing today involving supply chain and operations constraints. While we are deemed an essential, critical infrastructure business and our facilities currently remain operational, this continues to be a fluid process and subject to change. We have experienced and may continue to experience labor shortages and increased employee absences at our production facilities. If we were to encounter a significant work stoppage, disruption, or COVID-19 outbreak at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time. Additionally, the COVID-19 pandemic has disrupted the global supply chain and logistics network, and we are continually monitoring scheduled material receipts to mitigate any delays. To date, we have not experienced significant interruptions to our supply chain as a result of the COVID-19 pandemic, but this could be subject to change if one or more of our suppliers can no longer operate in this environment. We have maintained business continuity by utilizing safety stock inventory levels and executing air freight strategies.  We have experienced inbound and outbound logistics delays and increased costs; however, beyond these, the impact to our customers thus far has not been significant. This could change if freight carriers are delayed or not able to operate.

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

The further extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to continue to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers. Refer to the COVID-19 related risk factor disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Russia-Ukraine Conflict.    In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. In March 2022, we announced our suspension of operations and sales in Russia.  Our sales to customers in Russia and Ukraine represented less than 1% of our total revenue for the period ending on December 31, 2021, and therefore the impact on our financial results is not expected to be material. However, the situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business; and in particular, the situation could increase our costs, disrupt our supply chain, significantly hinder our ability to find materials or key single-sourced components we need to make certain products, or otherwise adversely affect our business and results of operations.

Effect of commodity, currency, component price fluctuations, and resource availability.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions in recent years have increased our use of advanced electronics components and battery cells, as well as further expanded our commercial and operational presence outside of the United States. Our international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations. Additionally, there continues to be significant raw material and other cost pressures, ongoing logistics challenges, and various supply chain constraints, which are resulting in higher input costs and delays for certain of our products that are reducing our margins.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the last year to help mitigate the impact of rising costs. However, the full impact of these price increases will not be realized until the second half of 2022 as the higher pricing works through backlog. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Elevated power outage activity in recent years and the emergence of the "Home as a Sanctuary" trend driven by the COVID-19 pandemic led to a significant increase in demand for home standby generators.  This increased demand has resulted in extended lead times for these products, and as a result, our net sales during 2022 are expected to experience an increasing trend on a quarterly basis as we increase our production capacity for home standby generators throughout the year.

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in LIBOR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our term loan amendment in December 2019 and our ABL Facility amendment in May 2021, language was added to these agreements to include a benchmark replacement rate, selected by the administrative agent and the borrower, as a replacement to LIBOR that would take affect at the time LIBOR ceases. During the three months ended March 31, 2022, interest expense increased compared to the three months ended March 31, 2021, primarily due to increased borrowings and higher LIBOR rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   As of December 31, 2021, the tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006 were fully amortized. This will result in a higher cash tax obligation in 2022 and on a go-forward basis.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net sales	$1,135,856	$807,434	$328,422	40.7%
Costs of goods sold	775,108	485,620	289,488	59.6%
Gross profit	360,748	321,814	38,934	12.1%
Operating expenses:
Selling and service	98,243	68,424	29,819	43.6%
Research and development	39,744	22,388	17,356	77.5%
General and administrative	41,972	32,899	9,073	27.6%
Amortization of intangible assets	26,054	8,979	17,075	190.2%
Total operating expenses	206,013	132,690	73,323	55.3%
Income from operations	154,735	189,124	(34,389)	-18.2%
Total other expense, net	(9,231)	(3,811)	(5,420)	142.2%
Income before provision for income taxes	145,504	185,313	(39,809)	-21.5%
Provision for income taxes	28,608	35,368	(6,760)	-19.1%
Net income	116,896	149,945	(33,049)	-22.0%
Net income attributable to noncontrolling interests	3,038	952	2,086	219.1%
Net income attributable to Generac Holdings Inc.	$113,858	$148,993	$(35,135)	-23.6%

The following table sets forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Domestic	$964,674	$692,738	$271,936	39.3%
International	171,182	114,696	56,486	49.2%
Total net sales	$1,135,856	$807,434	$328,422	40.7%

	Adjusted EBITDA
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Domestic	$170,421	$207,073	$(36,652)	-17.7%
International	25,992	7,121	18,871	265.0%
Total Adjusted EBITDA	$196,413	$214,194	$(17,781)	-8.3%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Residential products	$776,944	$542,149	$234,795	43.3%
Commercial & industrial products	278,728	202,391	76,337	37.7%
Other	80,184	62,894	17,290	27.5%
Total net sales	$1,135,856	$807,434	$328,422	40.7%

Net sales.    Domestic segment sales increased 39.3% to $964.7 million as compared to $692.7 million in the prior year quarter, with the impact of non-annualized acquisitions contributing $33.7 of the revenue growth for the quarter. The strong and broad-based core sales growth was led by home standby generators and PWRcell™ energy storage systems, while C&I channels also experienced significant year-over-year growth in the quarter, led by national rental equipment and telecom customers.

International segment sales increased 49.2% to $171.2 million as compared to $114.7 million in the prior year quarter, with the net impact of non-annualized acquisitions and foreign currency contributing $25.7 million of the revenue growth for the quarter. The core sales growth for the segment was driven by strength across all regions as compared to the prior year, most notably in Europe and Latin America.

The net sales contribution from all non-annualized recent acquisitions for the three months ended March 31, 2022 was $64.5 million.

Gross profit.    Gross profit margin for the first quarter of 2022 was 31.8% compared to 39.9% in the prior year first quarter. Gross margins continued to be pressured by higher input costs resulting from supply chain challenges and the overall inflationary environment, including increased commodity prices, logistics costs, and labor.  These costs were partially offset by the increasing impact of multiple pricing actions previously implemented and favorable sales mix. The full realization of pricing actions implemented over the past year, as well as additional price increases to be enacted in the second quarter of 2022, are expected to result in sequentially improving gross margins throughout the remainder of the year.

Operating expenses.   Operating expenses increased $73.3 million, or 55.3%, as compared to the prior year first quarter, including a $17.1 million increase in acquisition-related amortization expense. The remaining increase was primarily driven by the impact of recurring operating expenses from recent acquisitions, increased employee costs, and additional variable expenses from the significant increase in sales volumes. This increase was partially off-set by a $6.7 million gain on the remeasurement of contingent consideration.

Other expense.    The increase in Other expense, net was driven by an increase in interest expense due to increased borrowings and higher interest rates in the current year quarter as well as a $3.9 million gain recorded in the prior year quarter on the sale of a long-term investment.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2022 and 2021 were 19.7% and 19.1%, respectively. The increase in the effective tax rate was primarily due to a lower discrete benefit from equity compensation in the current quarter as compared to the prior year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $113.9 million as compared to $149.0 million in the prior year first quarter. This reduction was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the first quarter of 2022 was $170.4 million, or 17.7% of net sales, as compared to $207.1 million, or 29.9% of net sales, in the prior year quarter. This margin performance was primarily impacted by the higher input costs and the impact of acquisitions, partially offset by pricing benefits and favorable sales mix.

Adjusted EBITDA for the International segment in the first quarter of 2022, before deducting for non-controlling interests, was $26.0 million, or 15.2% of net sales, as compared to $7.1 million, or 6.2% of net sales, in the prior year quarter. This strong margin performance was primarily driven by the positive impact of recent acquisitions and improved operating leverage on significantly higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $135.3 million for the three months ended March 31, 2022 decreased 11.4% from $152.7 million for the three months ended March 31, 2021. This reduction was primarily driven by decreased operating earnings and the add-back of amortization of intangible assets.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Term Loan) and include a $300.0 million uncommitted incremental term loan facility. As of March 31, 2022, there was $780 million outstanding under the Term Loan. Following several amendments, the Term Loan matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted LIBOR rate plus an applicable margin of 1.75%. The Term Loan does not require an Excess Cash Flow payment (as defined in our credit agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2022, our secured leverage ratio was 1.00 to 1.00 times, and we are in compliance with all covenants of the Term Loan. There are no financial maintenance covenants on the Term Loan.

Our credit agreements also provide for a $500.0 million ABL Facility. The ABL Facility matures May 27, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the ABL Facility. As of March 31, 2022, there was $210.0 million outstanding under the ABL Facility, leaving $289.5 million of availability, net of outstanding letters of credit. We are in compliance with all covenants of the ABL Facility as of March 31, 2022.

As of March 31, 2022, we had $495.5 million of liquidity comprised of $206.0 million of cash and equivalents and $289.5 million available under our ABL Facility. Additionally, we have no maturities on our Term Loan and ABL Facility until 2026. We believe this strong liquidity position will allow us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250.0 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the three months ended March 31, 2022 and 2021, no share repurchases were made under these plans. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 9,026,706 shares of our common stock for $431.5 million (an average repurchase price of $47.81 per share), all funded with cash.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program" to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. The amount financed by dealers which remained outstanding was $168.4 million and $115.9 million as of March 31, 2022 and December 31, 2021, respectively.

Long-term Liquidity

We believe that our cash flow from operations and availability under our ABL Facility and other short-term lines of credit, combined with our cash on hand, provide us with sufficient capital to fund our operations into the future. We may use a portion of our cash flow to pay principal on our outstanding debt, fund acquisitions, as well as to repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures, acquisitions, or share repurchases.

Cash Flow

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net cash provided by (used in) operating activities	$(10,142)	$152,543	$(162,685)	-106.6%
Net cash used in investing activities	(27,375)	(21,850)	(5,525)	-25.3%
Net cash provided by (used in) financing activities	95,601	(40,008)	135,609	339.0%

The decline in operating cash flow for the three months ended March 31, 2022, was primarily due to significantly higher working capital investment in the current year quarter, particularly higher inventories driven by seasonal inventory builds, ramping production levels, and ongoing supply chain and logistics challenges.

Net cash used in investing activities for the three months ended March 31, 2022 primarily represents cash payments of $28.2 million related to the purchase of property and equipment and $2.9 million for a contribution to an equity method investment, which were partially offset by cash proceeds from the sale of property and equipment of $1.9 million, cash proceeds from beneficial interests in securitization transactions of $1.6 million, and cash proceeds from the sale of an investment of $1.3 million. Net cash used in investing activities for the three months ended March 31, 2021 primarily represents cash payments of $27.5 million related to the purchase of property and equipment, which were offset by cash proceeds from the sale of an investment of $4.9 million.

Net cash provided by financing activities for the three months ended March 31, 2022 primarily represents proceeds of $136.7 million from short-term borrowings, $110.0 million from long-term borrowings and $9.9 million from the exercise of stock options. These cash proceeds were partially offset by $126.3 million of debt repayments ($124.6 million of short-term borrowings and $1.7 million of long-term borrowings and finance lease obligations), and $34.6 million of taxes paid related to equity awards.

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

Contractual Obligations

There have been no material changes to our contractual obligations since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; and income taxes.

There have been no material changes in our critical accounting policies since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2022 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are provided for under our Term Loan and ABL Facility, and are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board of Directors. These adjustments eliminate the impact of a number of items that:

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

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2022	2021

Net income attributable to Generac Holdings Inc.	$113,858	$148,993
Net income attributable to noncontrolling interests	3,038	952
Net income	116,896	149,945
Interest expense	9,554	7,723
Depreciation and amortization	38,461	18,237
Provision for income taxes	28,608	35,368
Non-cash write-down and other adjustments (a)	(7,792)	(3,868)
Non-cash share-based compensation expense (b)	8,827	5,448
Transaction costs and credit facility fees (c)	989	914
Business optimization and other charges (d)	1,159	159
Other	(289)	268
Adjusted EBITDA	196,413	214,194
Adjusted EBITDA attributable to noncontrolling interests	3,425	2,192
Adjusted EBITDA attributable to Generac Holdings Inc.	$192,988	$212,002

(a)   Represents the following non-cash charges, gains, and other adjustments: gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration related adjustments. We believe that adjusting net income for these non-cash charges and gains is useful for the following reasons:

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

(d)  The current year period predominantly represents severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below. In addition, for periods prior to 2022, adjusted net income reflects cash income tax expense due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from the acquisition of the Company by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item starting in 2022

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of our company’s operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our ongoing results of operations, and the factors and trends affecting our business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2022	2021

Net income attributable to Generac Holdings Inc.	$113,858	$148,993
Net income attributable to noncontrolling interests	3,038	952
Net income	116,896	149,945
Provision for income taxes (c)	-	35,368
Amortization of intangible assets	26,054	8,979
Amortization of deferred finance costs and original issue discount	637	646
Transaction costs and other purchase accounting adjustments (a)	(5,756)	689
(Gain)/loss attributable to business or asset dispositions (b)	(229)	(3,991)
Business optimization and other charges	1,159	159
Cash income tax expense (c)	-	(37,868)
Adjusted net income	138,761	153,927
Adjusted net income attributable to noncontrolling interests	3,490	1,223
Adjusted net income attributable to Generac Holdings Inc.	$135,271	$152,704

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.09	$2.38
Weighted average common shares outstanding - diluted:	64,828,819	64,099,073

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b) Represents gains and losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

(c) Amount for the three months ended March 31, 2021 is based on an anticipated cash income tax rate at the time of approximately 20.5% for the full year ended December 31, 2021 due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item for the current year period. For comparative purposes to the current year, using the GAAP income tax expense for the three months ended March 31, 2021 would result in an adjusted net income per diluted share of $2.42 on a pro forma basis.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2022, which consisted solely of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2022 – 01/31/2022	-	-	-	$124,008,306
02/01/2022 – 02/28/2022	913	$290.16	-	$124,008,306
03/01/2022 – 03/31/2022	72,919	$309.83	-	$124,008,306
Total	73,832	$309.54

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Generac Holdings Inc. Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on February 22, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 9, 2022