Form 10-Q
period 2022-06-30
GENERAC HOLDINGS INC.
filed 2022-08-08
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 63,830,918 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$467,140	$147,339
Accounts receivable, less allowance for credit losses	692,291	546,466
Inventories	1,240,524	1,089,705
Prepaid expenses and other assets	91,356	64,954
Total current assets	2,491,311	1,848,464

Property and equipment, net	446,007	440,852

Customer lists, net	217,152	238,722
Patents and technology, net	469,384	492,473
Other intangible assets, net	51,727	66,436
Tradenames, net	233,023	243,531
Goodwill	1,388,051	1,409,674
Deferred income taxes	14,091	15,740
Operating lease and other assets	162,205	121,888
Total assets	$5,472,951	$4,877,780

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$77,514	$72,035
Accounts payable	614,009	674,208
Accrued wages and employee benefits	61,249	72,060
Other accrued liabilities	415,730	331,674
Current portion of long-term borrowings and finance lease obligations	3,674	5,930
Total current liabilities	1,172,176	1,155,907

Long-term borrowings and finance lease obligations	1,286,499	902,091
Deferred income taxes	151,643	205,964
Operating lease and other long-term liabilities	360,041	341,681
Total liabilities	2,970,359	2,605,643

Redeemable noncontrolling interests	82,830	58,050

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,588,588 and 72,386,017 shares issued at June 30, 2022 and December 31, 2021, respectively	727	725
Additional paid-in capital	967,819	952,939
Treasury stock, at cost	(475,294)	(448,976)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,210,582	1,965,957
Accumulated other comprehensive loss	(82,839)	(54,755)
Stockholders’ equity attributable to Generac Holdings Inc.	2,418,879	2,213,774
Noncontrolling interests	883	313
Total stockholders' equity	2,419,762	2,214,087
Total liabilities and stockholders’ equity	$5,472,951	$4,877,780

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$1,291,391	$919,981	$2,427,247	$1,727,415
Costs of goods sold	834,406	580,246	1,609,514	1,065,866
Gross profit	456,985	339,735	817,733	661,549

Operating expenses:
Selling and service	120,066	78,777	218,309	147,201
Research and development	41,599	25,344	81,343	47,732
General and administrative	52,600	41,610	94,572	74,509
Amortization of intangibles	25,876	11,052	51,930	20,031
Total operating expenses	240,141	156,783	446,154	289,473
Income from operations	216,844	182,952	371,579	372,076

Other (expense) income:
Interest expense	(10,235)	(7,721)	(19,789)	(15,444)
Investment income	92	244	169	847
Loss on extinguishment of debt	(3,743)	(831)	(3,743)	(831)
Other, net	505	(373)	751	2,936
Total other expense, net	(13,381)	(8,681)	(22,612)	(12,492)

Income before provision for income taxes	203,463	174,271	348,967	359,584
Provision for income taxes	45,826	46,362	74,434	81,730
Net income	157,637	127,909	274,533	277,854
Net income attributable to noncontrolling interests	1,278	873	4,316	1,825
Net income attributable to Generac Holdings Inc.	$156,359	$127,036	$270,217	$276,029

Net income attributable to Generac Holdings Inc. per common share - basic:	$2.24	$2.06	$3.85	$4.44
Weighted average common shares outstanding - basic:	63,662,510	62,605,166	63,607,711	62,533,725

Net income attributable to Generac Holdings Inc. per common share - diluted:	$2.21	$2.01	$3.78	$4.34
Weighted average common shares outstanding - diluted:	64,713,748	64,088,709	64,799,002	64,097,378

Comprehensive income attributable to Generac Holdings Inc.	$120,864	$119,246	$243,229	$273,062

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2022	72,589,905	$727	$959,890	(8,740,863)	$(471,833)	$(202,116)	$2,067,868	$(46,402)	$2,308,134	$478	$2,308,612
Unrealized gain on interest rate swaps, net of tax of $2,408	–	–	–	–	–	–	–	7,129	7,129	–	7,129
Foreign currency translation adjustment	–	–	–	–	–	–	–	(43,566)	(43,566)	(256)	(43,822)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	(1,317)	–	194	–	–	–	–	–	194	–	194
Net share settlement of restricted stock awards	–	–	–	(14,588)	(3,461)	–	–	–	(3,461)	–	(3,461)
Share-based compensation	–	–	7,735	–	–	–	–	–	7,735	–	7,735
Redemption value adjustment	–	–	–	–	–	–	(13,645)	–	(13,645)	–	(13,645)
Net income	–	–	–	–	–	–	156,359	–	156,359	661	157,020

Balance at June 30, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $8,734	–	–	–	–	–	–	–	25,857	25,857	–	25,857
Foreign currency translation adjustment	–	–	–	–	–	–	–	(53,941)	(53,941)	(74)	(54,015)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	202,571	2	(1,682)	–	–	–	–	–	(1,680)	–	(1,680)
Net share settlement of restricted stock awards	–	–	–	(88,420)	(26,318)	–	–	–	(26,318)	–	(26,318)
Share-based compensation	–	–	16,562	–	–	–	–	–	16,562	–	16,562
Redemption value adjustment	–	–	–	–	–	–	(25,592)	–	(25,592)	–	(25,592)
Net income	–	–	–	–	–	–	270,217	–	270,217	644	270,861

Balance at June 30, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2021	72,205,746	$723	$534,303	(9,251,818)	$(358,362)	$(202,116)	$1,581,681	$(31,499)	$1,524,730	$(161)	$1,524,569
Unrealized loss on interest rate swaps, net of tax of ($930)	–	–	–	–	–	–	–	(2,752)	(2,752)	–	(2,752)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(3,332)	(3,332)	(2)	(3,334)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	47,234	–	1,617	–	–	–	–	–	1,617	–	1,617
Net share settlement of restricted stock awards	–	–	–	(279)	(119)	–	–	–	(119)	–	(119)
Share-based compensation	–	–	6,973	–	–	–	–	–	6,973	–	6,973
Redemption value adjustment	–	–	–	–	–	–	1,747	–	1,747	–	1,747
Net income	–	–	–	–	–	–	127,036	–	127,036	201	127,237

Balance at June 30, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $4,136	–	–	–	–	–	–	–	12,243	12,243	–	12,243
Foreign currency translation adjustment	–	–	–	–	–	–	–	(15,572)	(15,572)	(5)	(15,577)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	228,651	2	4,931	–	–	–	–	–	4,933	–	4,933
Net share settlement of restricted stock awards	–	–	–	(78,366)	(26,317)	–	–	–	(26,317)	–	(26,317)
Share-based compensation	–	–	12,421	–	–	–	–	–	12,421	–	12,421
Redemption value adjustment	–	–	–	–	–	–	1,870	–	1,870	–	1,870
Net income	–	–	–	–	–	–	276,029	–	276,029	132	276,161

Balance at June 30, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$274,533	$277,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,629	19,435
Amortization of intangible assets	51,930	20,031
Amortization of original issue discount and deferred financing costs	1,287	1,295
Loss on extinguishment of debt	3,743	831
Deferred income taxes	(61,625)	7,003
Share-based compensation expense	16,562	12,421
Gain on disposal of assets	(587)	(3,978)
Other noncash (gains) charges	(2,037)	(142)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(143,308)	(96,846)
Inventories	(158,232)	(163,820)
Other assets	1,637	(4,172)
Accounts payable	(54,583)	186,041
Accrued wages and employee benefits	(11,876)	2,537
Other accrued liabilities	86,616	38,028
Excess tax benefits from equity awards	(15,996)	(21,525)
Net cash provided by operating activities	13,693	274,993

Investing activities
Proceeds from sale of property and equipment	1,883	74
Proceeds from sale of investment	1,308	4,902
Proceeds from beneficial interests in securitization transactions	1,843	1,363
Contribution to equity method investment	(10,229)	(216)
Expenditures for property and equipment	(46,503)	(54,222)
Acquisition of business, net of cash acquired	(11,421)	(419,017)
Net cash used in investing activities	(63,119)	(467,116)

Financing activities
Proceeds from short-term borrowings	216,681	57,589
Proceeds from long-term borrowings	935,000	50,000
Repayments of short-term borrowings	(208,244)	(73,675)
Repayments of long-term borrowings and finance lease obligations	(538,401)	(53,095)
Payment of contingent acquisition consideration	–	(3,750)
Payment of debt issuance costs	(10,330)	(1,185)
Purchase of additional ownership interest	(375)	(27,164)
Taxes paid related to equity awards	(38,347)	(39,967)
Proceeds from exercise of stock options	10,383	18,567
Net cash provided by (used in) financing activities	366,367	(72,680)

Effect of exchange rate changes on cash and cash equivalents	2,860	(239)

Net increase (decrease) in cash and cash equivalents	319,801	(265,042)
Cash and cash equivalents at beginning of period	147,339	655,128
Cash and cash equivalents at end of period	$467,140	$390,086

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, grid service devices & solutions, and other power products serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2021). A summary of acquisitions affecting the reporting periods presented include:

●	In June 2021, the Company acquired Deep Sea Electronics Limited (Deep Sea), founded in 1975 and headquartered in Hunmanby, United Kingdom. Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions focused on the global power generation and transfer switch markets.
●	In July 2021, the Company acquired Chilicon Power, LLC (Chilicon), a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Based in Los Angeles, California, Chilicon's power inversion and monitoring system technologies maximize photovoltaic (solar power) system production, lower installer operational cost, and promote end-user satisfaction.
●	In September 2021, the Company acquired Apricity Code Corporation (Apricity Code), an advanced engineering and product design company located in Bend, Oregon.
●	In September 2021, the Company acquired Off Grid Energy Ltd (Off Grid Energy), a designer and manufacturer of industrial-grade mobile energy storage systems. Headquartered in Rugby, United Kingdom, Off Grid Energy offers a diverse range of energy storage solutions that provide cleaner and more flexible energy for industrial and mobile applications.
●	In October 2021, the Company acquired Tank Utility, Inc. (Tank Utility). Headquartered in Boston, Massachusetts, Tank Utility is a provider of IoT propane tank monitoring that enables the optimization of propane fuel logistics.
●	In December 2021, the Company acquired ecobee Inc. (ecobee), founded in 2007 and headquartered in Toronto, Canada. ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security, and peace of mind.
●	In June 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively EEC). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

2.   Acquisitions

Fiscal 2022 Acquisitions

On June 30, 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively EEC). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.

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

The Company finalized its purchase price allocation during the second quarter of 2022 based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $437,874 of intangible assets, including $263,604 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Deep Sea from the date of acquisition through June 30, 2022.

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

Cash paid at closing	$11,821
Deferred cash payment (1)	6,000
Common stock issued at closing	12,000
Contingent consideration (2)	31,308
Total purchase price	$61,129

(1)	Payable on the third business day after December 31, 2023.
(2)	Payable within 45 calendar days following the conclusion of the earnout period, December 31, 2025. To be paid in the form of common stock issued upon achievement of certain performance targets at the end of the earnout period.

The Company finalized its purchase price allocation during the second quarter of 2022 based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $70,174 of intangible assets, including $36,974 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the Chilicon acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Chilicon from the date of acquisition through June 30, 2022.

Acquisition of Off Grid Energy

On September 1, 2021, the Company acquired Off Grid Energy for a purchase price of $56,949, net of cash acquired and inclusive of estimated contingent consideration of $29,054 that is to be paid in cash upon achievement of certain performance targets at the end of the earnout period which ended on March 31, 2022. The contingent consideration is expected to be paid during Q3 2022. Headquartered in Rugby, United Kingdom, Off Grid Energy is a designer and manufacturer of industrial-grade mobile energy storage systems. The acquisition purchase price was funded through cash on hand.

The Company recorded its preliminary purchase price allocation during the third quarter of 2021, and it was updated in the fourth quarter of 2021 as well as in the first and second quarters of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $56,076 of intangible assets, including $21,531 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Off Grid Energy from the date of acquisition through June 30, 2022.

The allocation of the purchase price to identifiable assets and liabilities is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. As the Company finalizes valuations, adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

Acquisition of ecobee

On December 1, 2021, the Company acquired ecobee for a purchase price, net of cash acquired, of $735,632. Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. The fair value of the consideration transferred consisted of the following:

Cash paid at closing	$225,458
Common stock issued at closing	420,774
Contingent consideration (1)	89,400
Total purchase price	$735,632

(1)	To be paid in the form of common stock issued upon achievement of certain performance targets following the end of each of two earnout periods, one ended June 30, 2022, and one ending June 30, 2023.

The Company recorded its preliminary purchase price allocation during the fourth quarter of 2021, which was updated in the first and second quarters of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities at that time. As a result, the Company recorded $798,746 of intangible assets, including $243,346 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of ecobee from the date of acquisition through June 30, 2022.

The allocation of the purchase price to identifiable assets and liabilities is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. As the Company finalizes valuations, adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

Other Acquisitions

On September 1, 2021, the Company acquired Apricity Code, an advanced engineering and product design company located in Bend, Oregon.

On October 1, 2021, the Company acquired Tank Utility, a provider of IoT propane tank monitoring that enables the optimization of propane fuel logistics.

The combined purchase price for these two acquisitions was $29,945, net of cash acquired, and was funded solely through cash on hand. The Company recorded its preliminary purchase price allocation for Apricity Code and Tank Utility during the third and fourth quarters of 2021, respectively, and then updated in the first and second quarters of 2022, based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities. The accompanying consolidated financial statements include the results of these two acquired businesses since the dates of acquisition through June 30, 2022.

The allocation of the purchase price to identifiable assets and liabilities is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. As the Company finalizes valuations, adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

Pro forma financial information is not presented for the above acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2021 acquisitions:

	Deep Sea	ecobee	All Other	Total
Accounts receivable	$9,574	$23,337	$13,852	$46,763
Inventories	9,970	7,258	7,034	24,262
Prepaid expenses and other assets	1,181	5,689	6,594	13,464
Property and equipment	8,838	3,588	480	12,906
Intangible assets	174,270	555,400	81,171	810,841
Goodwill	263,604	243,346	80,871	587,821
Deferred income taxes	-	46,721	6,547	53,268
Other assets	151	11,722	8,526	20,399
Total assets acquired	467,588	897,061	205,075	1,569,724

Accounts payable	8,998	25,968	7,473	42,439
Accrued wages and employee benefits	2,106	1,354	872	4,332
Other accrued liabilities	1,737	19,898	18,258	39,893
Short-term borrowings	-	-	800	800
Current portion of long-term debt	-	-	233	233
Deferred income taxes	33,957	80,447	19,930	134,334
Other long-term liabilities	90	33,762	7,862	41,714
Long-term borrowings and finance lease obligations	-	-	1,624	1,624
Net assets acquired	$420,700	$735,632	$148,023	$1,304,355

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder of Pramac, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five-year period, and providing that the noncontrolling interest holder no longer held the right to put its shares to the Company until April 1, 2021. The put and call option price is based on a multiple of earnings, subject to a floor and the terms of the acquisition agreement, as amended. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. The Company still holds its call option right to purchase the remaining 20% ownership interest in partial increments over the next 3 years.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the acquisition agreement. In March 2022, the Company signed an agreement to purchase an additional 15% ownership interest in Captiva for a purchase price of $461, bringing the Company's total ownership interest in Captiva to 66%. In May 2022, the Company signed an amendment to the purchase agreement resulting in a revised purchase price of $375, which was paid with cash on hand. The Company still holds its call option right to purchase the remaining 34% ownership interest any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$71,511	$63,254	$58,050	$66,207
Net income	816	672	3,672	1,693
Foreign currency translation	(3,228)	2,230	(4,109)	(1,621)
Purchase of additional ownership interest	86	(27,164)	(375)	(27,164)
Redemption value adjustment	13,645	(1,747)	25,592	(1,870)
Balance at end of period	$82,830	$37,245	$82,830	$37,245

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, eight of which were still outstanding as of June 30, 2022. In December 2019, in conjunction with an amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to eleven as of June 30, 2022.

In June 2022, in conjunction with the amendments to the Company's credit agreements discussed further in Note 11, “Credit Agreements,” to the condensed consolidated financial statements, the Company amended its interest rate swaps to match that of the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets.

The amount of gains, net of tax, recognized for the three and six months ended June 30, 2022 were $7,129 and $25,857, respectively. The amount of gains and losses, net of tax, recognized for the three and six months ended June 30, 2021 were $(2,752) and $12,243, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2022	December 31, 2021
Commodity contracts	$(157)	$-
Foreign currency contracts	130	(36)
Interest rate swaps	32,517	(2,074)

The fair value of the commodity contracts is included in other accrued liabilities, and the fair value of the foreign currency contracts and interest rate swaps is included in other assets in the condensed consolidated balance sheets as of June 30, 2022. The fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of  December 31, 2021. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2022 and December 31, 2021 is an asset of $33,682 and a liability of $2,148, respectively, which represents the amount the Company would receive or pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, revolving facility borrowings, and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $1,268,716, was approximately $1,279,338 (Level 2) at June 30, 2022, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

The June 30, 2022 fair value is reported as $67,596 in other accrued liabilities and $75,500 in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2021, the Company's contingent consideration balance included $68,665 in other accrued liabilities and $78,094 in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2022	$146,759
Changes in fair value	(2,641)
Present value interest accretion	1,383
Currency translation	(2,405)
Ending balance, June 30, 2022	$143,096

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and six months ended June 30, 2022 and 2021, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2022	$(63,079)		$16,677		$(46,402)
Other comprehensive income (loss) before reclassifications	(43,566)	(1)	7,129	(2)	(36,437)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(43,566)		7,129		(36,437)
Ending Balance – June 30, 2022	$(106,645)		$23,806		$(82,839)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – April 1, 2021	$(23,914)	$(7,585)		$(31,499)
Other comprehensive income (loss) before reclassifications	(3,332)	(2,752)	(3)	(6,084)
Amounts reclassified from AOCL	-	-		-
Net current-period other comprehensive income (loss)	(3,332)	(2,752)		(6,084)
Ending Balance – June 30, 2021	$(27,246)	$(10,337)		$(37,583)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss) before reclassifications	(53,941)	(4)	25,857	(5)	(28,084)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(53,941)		25,857		(28,084)
Ending Balance – June 30, 2022	$(106,645)		$23,806		$(82,839)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2021	$(11,674)		$(22,580)		$(34,254)
Other comprehensive income (loss) before reclassifications	(15,572)	(6)	12,243	(7)	(3,329)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(15,572)		12,243		(3,329)
Ending Balance – June 30, 2021	$(27,246)		$(10,337)		$(37,583)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2022, particularly the Euro and British Pound.
(2)	Represents unrealized gains of $9,537 on the interest rate swaps, net of tax effect of $(2,408) for the three months ended June 30, 2022.
(3)	Represents unrealized losses of $(3,682) on the interest rate swaps, net of tax effect of $930 for the three months ended June 30, 2021.
(4)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2022, particularly the Euro and British Pound.
(5)	Represents unrealized gains of $34,591 on the interest rate swaps, net of tax effect of $(8,734) for the six months ended June 30, 2022.
(6)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2021 particularly the Euro and British Pound.
(7)	Represents unrealized gains of $16,379 on the interest rate swaps, net of tax effect of $(4,136) for the six months ended June 30, 2021.

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

The Company's product offerings consist primarily of power generation equipment, energy storage systems, grid service devices & solutions, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products and services by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended June 30, 2022
Product Classes	Domestic	International	Total
Residential products	$860,014	$35,999	$896,013
Commercial & industrial products	173,549	135,799	309,348
Other	73,868	12,162	86,030
Total net sales	$1,107,431	$183,960	$1,291,391

	Net Sales by Segment
	Three Months Ended June 30, 2021
Product Classes	Domestic	International	Total
Residential products	$583,341	$16,650	$599,991
Commercial & industrial products	143,654	110,641	254,295
Other	57,151	8,544	65,695
Total net sales	$784,146	$135,835	$919,981

	Net Sales by Segment
	Six Months Ended June 30, 2022
Product Classes	Domestic	International	Total
Residential products	$1,610,341	$62,616	$1,672,957
Commercial & industrial products	319,286	268,791	588,077
Other	142,478	23,735	166,213
Total net sales	$2,072,105	$355,142	$2,427,247

	Net Sales by Segment
	Six Months Ended June 30, 2021
Product Classes	Domestic	International	Total
Residential products	$1,105,556	$36,584	$1,142,140
Commercial & industrial products	261,533	195,153	456,686
Other	109,795	18,794	128,589
Total net sales	$1,476,884	$250,531	$1,727,415

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile energy storage systems, mobile heaters, mobile pumps, and related controllers. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

The following table sets forth total sales by reportable segment and inclusive of intersegment sales:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$1,107,431	$183,960	$-	$1,291,391	$784,146	$135,835	$-	$919,981
Intersegment sales	18,987	19,334	(38,321)	-	8,798	6,549	(15,347)	-
Total sales	$1,126,418	$203,294	$(38,321)	$1,291,391	$792,944	$142,384	$(15,347)	$919,981

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$2,072,105	$355,142	$-	$2,427,247	$1,476,884	$250,531	$-	$1,727,415
Intersegment sales	29,257	33,659	(62,916)	-	15,479	8,552	(24,031)	-
Total sales	$2,101,362	$388,801	$(62,916)	$2,427,247	$1,492,363	$259,083	$(24,031)	$1,727,415

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is based on the definition contained in the Company’s credit agreements.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$241,928	$203,931	$412,349	$411,004
International	29,534	13,748	55,526	20,869
Total adjusted EBITDA	$271,462	$217,679	$467,875	$431,873

Interest expense	(10,235)	(7,721)	(19,789)	(15,444)
Depreciation and amortization	(39,098)	(21,229)	(77,559)	(39,466)
Non-cash write-down and other adjustments (1)	(4,607)	(1,173)	3,185	2,695
Non-cash share-based compensation expense (2)	(7,735)	(6,973)	(16,562)	(12,421)
Loss on extinguishment of debt (3)	(3,743)	(831)	(3,743)	(831)
Transaction costs and credit facility fees (4)	(1,592)	(5,172)	(2,581)	(6,086)
Business optimization and other charges (5)	(1,590)	-	(2,749)	(159)
Other	601	(309)	890	(577)
Income before provision for income taxes	$203,463	$174,271	$348,967	$359,584

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due primarily to a voluntary prepayment of Term Loan debt.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance, or refinancing, together with certain fees relating to our senior secured credit facilities.
(5)	The current year period predominantly represents severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.

The Company’s sales in the U.S. represented approximately 82% of total sales for the three months ended June 30, 2022 and 2021. The Company’s sales in the U.S. represented approximately 82% and 83% of total sales for the six months ended June 30, 2022 and 2021, respectively. Approximately 77% and 75% of the Company’s identifiable long-lived assets were located in the U.S. at  June 30, 2022 and December 31, 2021, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Raw material	$766,235	$727,162
Work-in-process	14,034	10,756
Finished goods	460,255	351,787
Total	$1,240,524	$1,089,705

Property and equipment consists of the following:

	June 30,	December 31,
	2022	2021

Land and improvements	$26,147	$26,137
Buildings and improvements	235,438	244,273
Machinery and equipment	208,004	186,611
Dies and tools	33,880	31,581
Vehicles	8,572	7,621
Office equipment and systems	141,736	125,048
Leasehold improvements	6,264	5,679
Construction in progress	42,350	47,601
Gross property and equipment	702,391	674,551
Accumulated depreciation	(256,384)	(233,699)
Total	$446,007	$440,852

Total property and equipment included finance leases of $26,383 and $36,776 on  June 30, 2022 and  December 31, 2021, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$101,491	$65,297	$94,213	$59,218
Payments	(18,434)	(9,282)	(31,458)	(19,061)
Provision for warranty issued	21,668	17,164	43,093	31,994
Changes in estimates for pre-existing warranties	5,613	1,579	4,490	2,607
Balance at end of period	$110,338	$74,758	$110,338	$74,758

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$115,923	$93,182	$111,647	$89,788
Deferred revenue contracts issued	11,332	12,168	20,878	20,199
Amortization of deferred revenue contracts	(5,357)	(4,866)	(10,627)	(9,503)
Balance at end of period	$121,898	$100,484	$121,898	$100,484

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  June 30, 2022 is as follows:

Remainder of 2022	$10,929
2023	23,300
2024	22,741
2025	19,314
2026	15,263
After 2026	30,351
Total	$121,898

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2022	2021
Product warranty liability
Current portion - other accrued liabilities	$68,405	$59,052
Long-term portion - other long-term liabilities	41,933	35,161
Total	$110,338	$94,213

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$22,503	$20,556
Long-term portion - other long-term liabilities	99,395	91,091
Total	$121,898	$111,647

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $28,933 and $27,388 on  June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company recognized revenue of $21,470 related to amounts included in the December 31, 2021 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2022	2021
ABL Facility	$-	$-
Other lines of credit	77,514	72,035
Total	$77,514	$72,035

As of June 30, 2022 and December 31, 2021, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2022	2021
Tranche A Term Loan	$750,000	$-
Tranche B Term Loan	530,000	780,000
Original issue discount and deferred financing costs	(18,515)	(13,215)
ABL Facility	-	100,000
Revolver	-	-
Finance lease obligation	27,600	39,175
Other	1,088	2,060
Total	1,290,173	908,020
Less: current portion of debt	808	1,721
Less: current portion of finance lease obligation	2,866	4,208
Total	$1,286,499	$902,091

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Tranche B Term Loan Facility) and include a $300,000 uncommitted incremental term loan on that facility. The maturity date of the Tranche B Term Loan Facility is currently December 13, 2026. The Tranche B Term Loan Facility initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based upon either a Base Rate plus an applicable margin of 0.75% or adjusted Secured Overnight Financing Rate (SOFR) rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%.

There are no installment payments required on the Tranche B Term Loan Facility until the maturity date.

The Tranche B Term Loan Facility does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2022, the Company’s net secured leverage ratio was 1.09 to 1.00 times, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

The Company’s credit agreements also provided for a $500,000 senior secured ABL revolving credit facility (ABL Facility). ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

In May 2021, the Company amended the ABL Facility, increasing its size from $300,000 to $500,000, raising its incremental capacity from $100,000 to $200,000, and extending the maturity date from June 12, 2023 to May 27, 2026 (Amended ABL Facility). In addition, the Amended ABL Facility modified the pricing by reducing the certain applicable interest rates to either a base rate plus an applicable margin of 0.00% to 0.25% or adjusted LIBOR rate plus an applicable margin of 1.00% to 1.25%, in each case, based on average availability under the Amended ABL Facility. In connection with this amendment, the Company capitalized $920 of new debt issuance costs as deferred financing costs on long-term borrowings in the second quarter of 2021. At the same time, the Company also amended its Tranche B Term Loan Facility agreement to reflect the same amendments made to the ABL Facility.

In May 2021, the Company borrowed $50,000 under the Amended ABL Facility, the proceeds of which were used as a voluntary prepayment of the Tranche B Term Loan Facility. As a result of the prepayment of the Tranche B Term Loan Facility, the Company wrote off $831 of original issue discount and capitalized debt issuance costs during the second quarter of 2021 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

In June 2022, the Company amended and restated its existing credit agreements by entering into a new credit agreement (Amended Credit Agreement) that established a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new revolving facility in an aggregate principal amount of $1,250,000 (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. The maturity date of the Tranche A Term Loan Facility and the Revolving Facility is June 29, 2027. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility, make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of the prepayment, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

The Tranche A Term Loan Facility is repayable in quarterly installments of 0.0% of the original principal amount for each of the fiscal quarters ending June 30, 2022 through and including June 30, 2023, 2.5% of the original principal amount for each of the fiscal quarters ending September 30, 2023 through and including June 30, 2024, 5.0% of the original principal amount for each of the fiscal quarters ending September 30, 2024 through and including June 30, 2025, 7.5% of the original principal amount for each of the fiscal quarters ending September 30, 2025 through and including June 30, 2026, and 10% of the original principal amount for each of the fiscal quarters ending September 30, 2026 through and including March 31, 2027, with the remaining principal balance due and payable on the maturity date.

The Tranche A Term Loan Facility and the Revolving Facility initially bear interest at a rate based upon adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility will bear interest at a rate based upon adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based upon the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2022, the Company’s total leverage ratio was 1.18 to 1.00 times, and the Company's interest coverage ratio was 25.56 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2022.

The Tranche B Term Loan Facility, Tranche A Term Loan Facility and Revolving Facility are guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries and are secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, cash, trade accounts receivable, inventory, and other current assets and proceeds thereof.

In connection with the June 2022 refinancing and in accordance with ASC 470-50, the Company capitalized $10,330 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $800 of transaction fees. The Company evaluated on a lender by lender basis if the debt related to returning lenders on the Revolving Facility was significantly modified or not, resulting in the write-off of $197 in unamortized deferred financing costs related to the former ABL Facility as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

As of June 30, 2022, there was $0 outstanding under the Revolving Facility, leaving $1,249,480 of availability, net of outstanding letters of credit.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three and six months ended June 30, 2022 and 2021. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 9,026,706 shares of its common stock for $431,539 (at an average cost per share of $47.81), all funded with cash on hand.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options as well as the satisfaction of certain contingent consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest,” to the condensed consolidated financial statements, for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income attributable to Generac Holdings Inc.	$156,359	$127,036	$270,217	$276,029
Redeemable noncontrolling interest redemption value adjustment	(13,645)	1,747	(25,592)	1,870
Net income attributable to common shareholders	$142,714	$128,783	$244,625	$277,899

Denominator
Weighted average shares, basic	63,662,510	62,605,166	63,607,711	62,533,725
Dilutive effect of stock compensation awards (1)	1,040,295	1,483,543	1,180,348	1,563,653
Dilutive effect of contingently issued shares	10,943	-	10,943	-
Diluted shares	64,713,748	64,088,709	64,799,002	64,097,378

Net income attributable to common shareholders per share
Basic	$2.24	$2.06	$3.85	$4.44
Diluted	$2.21	$2.01	$3.78	$4.34

(1) Excludes approximately 79,000 and 33,000 stock options and restricted stock awards for the three and six months ended June 30, 2022, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three and six months ended June 30, 2021.

14. Income Taxes

The effective income tax rates for the six months ended June 30, 2022 and 2021 were 21.3% and 22.7%, respectively. The decrease in the effective tax rate was primarily due to a discrete tax item in the prior year second quarter resulting from a legislative tax rate change in a foreign jurisdiction that revalued deferred tax liabilities increasing the effective income tax rate for the six months ended June 30, 2021 by approximately 1.9%. This adjustment from the prior year was partially offset in the current year by the mix of earnings in the jurisdictions where the Company operates.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on  June 30, 2022 and December 31, 2021 was approximately $238,643 and $115,900, respectively.

From time to time, the Company is involved in legal proceedings primarily involving product liability, regulatory, and employment matters, as well as general commercial disputes arising in the ordinary course of our business. As of June  30, 2022, the Company believes there are no legal proceedings pending that would have a material effect on its results of operations or financial condition.

16. Subsequent Events

Subsequent to June 30, 2022, the Company repurchased 536,633 shares of its common stock for $123,900, all funded with cash on hand. Additionally, on July 29, 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period.

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

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation systems for residential and commercial & industrial (C&I) applications, solar + battery storage solutions, energy management devices and controls, advanced power grid software platforms and services, and engine- and battery-powered tools and equipment.  We are committed to sustainable, cleaner energy products poised to revolutionize the 21st century electrical grid. As an energy technology company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential and C&I standby generators; as well as portable and mobile generators used in a variety of applications.  In recent years, the Company has been evolving its business model to focus on building out a residential and C&I ecosystem of energy technology products, solutions, and services.  As part of this evolution, we have made significant investments into rapidly growing new markets such as residential clean energy storage, solar microinverters, and energy monitoring and management devices, all of which are distributed energy resources (DERs) that can be aggregated into virtual power plants (VPPs) within grid services programs. In addition, a key strategic focus has been leveraging our leading position in the growing market for cleaner burning natural gas fueled generators to expand into applications beyond standby power, allowing us to participate in Energy-as-a-Service and microgrid projects for C&I applications.

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

●	Attitudes around global warming and climate change are shifting: which includes the expectation of more volatile and severe weather driving increased power outage activity.
●	Natural gas is expected to be an important fuel of the future: as natural gas will remain in demand as a source of reliable power generation for backup power and beyond standby applications.
●	Legacy infrastructure needs a major investment cycle: to rebuild and upgrade aging networks and systems including transportation, water and power.
●	Telecommunications infrastructure shifting to next generation: which involves the “5G” architecture that will enable new technologies requiring significant improvement in network uptime through backup power solutions.
●	Home as a Sanctuary: in recent years, there has been a trend of more people working, shopping, entertaining, aging in place, and generally spending more time at home. As a result of this and the electrification of everything trend, homeowners are becoming increasingly sensitive to power outages due to lost productivity and functionality. These trends combined with ongoing elevated power outage activity has led to significantly increased awareness regarding the importance and need for backup power security.

Strategic Growth Themes:

Power quality issues continue to increase.  Power disruptions are an important driver of consumer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major outage event for standby generators. Energy storage systems offer similar resiliency advantages to consumers and can benefit from these same awareness drivers, at least for short duration power outages. The optional standby market for C&I power generation is also driven by power quality issues and the related need for back up power. Baseline outage activity in each of the past five years has been above the long-term average as climate change has driven an increase in severe weather activity, while an aging and underinvested electrical grid infrastructure remains highly vulnerable to such activity. Additionally, rapid growth in renewable power sources such as solar and wind is resulting in increased intermittency of supply, further impairing the reliable supply of electricity at a time when demand is starting to increase meaningfully with the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. Further, in California, Public Safety Power Shutoff events have taken place whereby public utilities have turned off power supply to their customers under certain circumstances to prevent their transmission equipment from starting wildfires, which we anticipate may continue in the future. Taken together, we expect these factors to continue driving increased awareness of the need for backup power and demand for Generac’s products within multiple categories.

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

Solar, storage, monitoring and management markets developing quickly.  During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the introduction of PWRcell™ and PWRview™. In 2021, we expanded our capabilities in the residential solar market with the introduction of the PWRmicro, a grid-interactive microinverter which is expected to be available in 2022.  In addition, in 2021, we acquired ecobee, a leader in sustainable home technology solutions. We believe ecobee’s technologies combined with Generac’s product offering will allow us to create a clean, efficient, and reliable home energy ecosystem and platform that will save homeowners money and help grid operators meet the challenges of an electrical grid under increasing stress by providing solutions to better balance supply and demand. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from renewable sources such as solar and wind, and cleaner-burning natural gas generators is projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. We expect to further advance our growing capabilities in clean energy by increasing our product development, sourcing, distribution, and marketing efforts, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential solar, storage, monitoring and management markets.

Grid services and Energy-as-a-Service open new revenue streams.  We expect the evolution of the traditional electrical utility model toward decarbonized, digitized, and decentralized solutions will continue to drive the need for grid operators to access and control distributed energy resources (DERs). This will require highly intelligent software platforms that are able to optimize an increasingly complex supply and demand equation, such as our Concerto™ software platform. As the grid services market matures, Generac will continue to explore new opportunities beyond the traditional software-as-a-service subscription model, including but not limited to the aggregation and sale of power from a fleet of DERs in performance-based contracts, wholesale power market participation, turn-key solutions that combine hardware and software with services, and other monitoring and management services. Additionally, growing interest in our products across a variety of residential and C&I “beyond standby” applications is driving an increase in demand for subscription-like models for end customers, in which Generac will partner with third parties to deliver peace of mind and resiliency solutions while also enabling contributions to grid stability with minimal upfront capital outlays. The significant advancements made in recent years in the connectivity of our products is core to these newer capabilities, which play a key role in the evolution of Generac into an energy technology solutions company.

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

Russia-Ukraine Conflict.    In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. In March 2022, we announced our suspension of operations and sales in Russia.  Our sales to customers in Russia and Ukraine represented less than 1% of our total revenue for the year ended on December 31, 2021, and therefore the impact on our financial results is not expected to be material. However, the situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business; and in particular, the situation could increase our costs, disrupt our supply chain, significantly hinder our ability to find materials or key single-sourced components we need to make certain products, or otherwise adversely affect our business and results of operations.

Effect of commodity, currency, component price fluctuations, and resource availability.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions in recent years have increased our use of advanced electronic components and battery cells, as well as further expanded our commercial and operational presence outside of the United States. Our international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations. Additionally, there continues to be significant raw material and other cost pressures, ongoing logistics challenges, and various supply chain constraints, which are resulting in higher input costs and delays for certain of our products that are reducing our margins.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past year to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in the second quarter with the full realization occurring in the second half of 2022 as the higher pricing continues to work through backlog. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility and all LIBOR provisions to the existing Tranche B Term Loan Facility were replaced with SOFR provisions. During the six months ended June 30, 2022, interest expense increased compared to the six months ended June 30, 2021, primarily due to increased borrowings and higher interest rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   As of December 31, 2021, the tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006 were fully amortized. This will result in a higher cash income tax obligation in 2022 and on a go-forward basis.

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

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net sales	$1,291,391	$919,981	$371,410	40.4%
Costs of goods sold	834,406	580,246	254,160	43.8%
Gross profit	456,985	339,735	117,250	34.5%
Operating expenses:
Selling and service	120,066	78,777	41,289	52.4%
Research and development	41,599	25,344	16,255	64.1%
General and administrative	52,600	41,610	10,990	26.4%
Amortization of intangible assets	25,876	11,052	14,824	134.1%
Total operating expenses	240,141	156,783	83,358	53.2%
Income from operations	216,844	182,952	33,892	18.5%
Total other expense, net	(13,381)	(8,681)	(4,700)	54.1%
Income before provision for income taxes	203,463	174,271	29,192	16.8%
Provision for income taxes	45,826	46,362	(536)	-1.2%
Net income	157,637	127,909	29,728	23.2%
Net income attributable to noncontrolling interests	1,278	873	405	46.4%
Net income attributable to Generac Holdings Inc.	$156,359	$127,036	$29,323	23.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Domestic	$1,107,431	$784,146	$323,285	41.2%
International	183,960	135,835	48,125	35.4%
Total net sales	$1,291,391	$919,981	$371,410	40.4%

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$1,107,431	$18,987	$1,126,418	$784,146	$8,798	$792,944
International	183,960	19,334	203,294	135,835	6,549	142,384
Intercompany elimination	-	(38,321)	(38,321)		(15,347)	(15,347)
Total net sales	$1,291,391	$-	$1,291,391	$919,981	$-	$919,981

	Adjusted EBITDA by Reportable Segment
	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Domestic	$241,928	$203,931	$37,997	18.6%
International	29,534	13,748	15,786	114.8%
Total Adjusted EBITDA	$271,462	$217,679	$53,783	24.7%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Residential products	$896,013	$599,991	$296,022	49.3%
Commercial & industrial products	309,348	254,295	55,053	21.6%
Other	86,030	65,695	20,335	31.0%
Total net sales	$1,291,391	$919,981	$371,410	40.4%

Net sales.    Domestic segment total sales (including inter-segment sales) increased 42.1% to $1,126.4 million as compared to $792.9 million in the prior year quarter, with the impact of non-annualized acquisitions contributing $50.0 million of the revenue growth for the quarter. The strong core sales growth was led by home standby generators, while C&I channels also experienced significant year-over-year growth in the quarter, highlighted by national rental equipment and telecom customers and the industrial distributor channel.

International segment total sales (including inter-segment sales) increased 42.8% to $203.3 million as compared to $142.4 million in the prior year quarter, with the net impact of non-annualized acquisitions and foreign currency contributing $13.3 million of the revenue growth for the quarter. The core sales growth for the segment was driven by growth across all major regions as compared to the prior year quarter, most notably in Europe and Latin America.

The net sales contribution from all non-annualized recent acquisitions for the three months ended June 30, 2022 was $73.4 million.

Gross profit.    Gross profit margin for the second quarter of 2022 was 35.4% compared to 36.9% in the prior year second quarter. Gross margins continued to be impacted by higher input costs resulting from supply chain challenges and the overall inflationary environment, including increased commodity prices, logistics costs, and labor.  These costs were mostly offset by the growing realization of previously implemented pricing actions and favorable sales mix. The increasing benefit of pricing actions implemented over the past several quarters and projected easing of input costs are expected to result in gross margins continuing to improve in the second half of the year.

Operating expenses.   Operating expenses increased $83.4 million, or 53.2%, as compared to the prior year second quarter, including a $14.8 million increase in acquisition-related amortization expense. The remaining increase was primarily driven by the impact of recurring operating expenses from recent acquisitions, increased employee costs, and additional variable expenses from the significant increase in sales volumes.

Other expense.    The increase in Other expense, net was driven by an increase in interest expense due to increased borrowings and higher interest rates in the current year quarter, as well as a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to our credit agreement refinancing during the current year quarter.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2022 and 2021 were 22.5% and 26.6%, respectively. The decrease in the effective tax rate was primarily due to a discrete tax item in the prior year quarter resulting from a legislative tax rate change in a foreign jurisdiction that unfavorably revalued deferred tax liabilities by $7.0 million, or approximately 4% tax rate impact to the prior year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $156.4 million as compared to $127.0 million in the prior year second quarter. This increase was primarily driven by increased operating earnings due to the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the second quarter of 2022 was $241.9 million, or 21.5% of domestic segment total sales, as compared to $203.9 million, or 25.7% of total sales, in the prior year quarter. This margin performance was primarily impacted by the higher input costs and the impact of acquisitions, partially offset by pricing benefits and favorable sales mix.

Adjusted EBITDA for the International segment in the second quarter of 2022, before deducting for non-controlling interests, was $29.5 million, or 14.5% of international segment total sales, as compared to $13.7 million, or 9.7% of total sales, in the prior year quarter. This strong margin performance was primarily driven by the positive impact of recent acquisitions and improved operating leverage on higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $193.5 million for the three months ended June 30, 2022 increased 26.3% from $153.2 million for the three months ended June 30, 2021. This increase was primarily driven by increased net income due to the factors outlined above, the add-back of amortization of intangible assets, and an increase in GAAP income tax expense relative to cash income tax expense in the prior year.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net sales	$2,427,247	$1,727,415	$699,832	40.5%
Costs of goods sold	1,609,514	1,065,866	543,648	51.0%
Gross profit	817,733	661,549	156,184	23.6%
Operating expenses:
Selling and service	218,309	147,201	71,108	48.3%
Research and development	81,343	47,732	33,611	70.4%
General and administrative	94,572	74,509	20,063	26.9%
Amortization of intangible assets	51,930	20,031	31,899	159.2%
Total operating expenses	446,154	289,473	156,681	54.1%
Income from operations	371,579	372,076	(497)	-0.1%
Total other expense, net	(22,612)	(12,492)	(10,120)	81.0%
Income before provision for income taxes	348,967	359,584	(10,617)	-3.0%
Provision for income taxes	74,434	81,730	(7,296)	-8.9%
Net income	274,533	277,854	(3,321)	-1.2%
Net income attributable to noncontrolling interests	4,316	1,825	2,491	136.5%
Net income attributable to Generac Holdings Inc.	$270,217	$276,029	$(5,812)	-2.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Domestic	$2,072,105	$1,476,884	$595,221	40.3%
International	355,142	250,531	104,611	41.8%
Total net sales	$2,427,247	$1,727,415	$699,832	40.5%

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$2,072,105	$29,257	$2,101,362	$1,476,884	$15,479	$1,492,363
International	355,142	33,659	388,801	250,531	8,552	259,083
Intercompany elimination	-	(62,916)	(62,916)	-	(24,031)	(24,031)
Total net sales	$2,427,247	$-	$2,427,247	$1,727,415	$-	$1,727,415

	Adjusted EBITDA by Reportable Segment
	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Domestic	$412,349	$411,004	$1,345	0.3%
International	55,526	20,869	34,657	166.1%
Total Adjusted EBITDA	$467,875	$431,873	$36,002	8.3%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Residential products	$1,672,957	$1,142,140	$530,817	46.5%
Commercial & industrial products	588,077	456,686	131,391	28.8%
Other	166,213	128,589	37,624	29.3%
Total net sales	$2,427,247	$1,727,415	$699,832	40.5%

Net sales.    Domestic segment total sales (including inter-segment sales) increased 40.8% to $2,101.4 million as compared to $1,492.4 million in the prior year, with the impact of non-annualized acquisitions contributing $83.7 million of the revenue growth for the quarter. The strong core sales growth was led by home standby generators and PWRcell™ energy storage systems, while C&I channels also experienced significant year-over-year growth, highlighted by national rental equipment and telecom customers and the industrial distributor channel.

International segment total sales (including inter-segment sales) increased 50.1% to $388.8 million as compared to $259.1 million in the prior year, with the net impact of non-annualized acquisitions and foreign currency contributing $39.0 million of the revenue growth for the quarter. The core sales growth for the segment was driven by growth across all major regions as compared to the prior year, most notably in Europe and Latin America.

The net sales contribution from all non-annualized recent acquisitions for the six months ended June 30, 2022 was $138.0 million.

Gross profit.    Gross profit margin for the six months ended June 30, 2022 was 33.7% compared to 38.3% in the prior year. Gross margins were pressured by higher input costs resulting from supply chain challenges and the overall inflationary environment, including increased commodity prices, logistics costs, and labor.  These higher costs were partially offset by the lagging realization of previously implemented pricing actions and favorable sales mix. The full realization of pricing actions implemented over the past several quarters and projected easing of input costs are expected to result in gross margins continuing to improve in the second half of the year.

Operating expenses.   Operating expenses increased $156.7 million, or 54.1%, as compared to the prior year, including a $31.9 million increase in acquisition-related amortization expense. The remaining increase was primarily driven by the impact of recurring operating expenses from recent acquisitions, increased employee costs, and additional variable expenses from the significant increase in sales volumes.

Other expense.    The increase in Other expense, net was driven by an increase in interest expense due to increased borrowings and higher interest rates in the current year quarter, as well as a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to our credit agreement refinancing during the current year quarter.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2022 and 2021 were 21.3% and 22.7%, respectively. The decrease in the effective tax rate was primarily due to a discrete tax item in the prior year second quarter resulting from a legislative tax rate change in a foreign jurisdiction that unfavorably revalued deferred tax liabilities, increasing the effective income tax rate for the six months ended June 30, 2021 by approximately 1.9%. This adjustment from the prior year was partially offset in the current year by the mix of earnings in the jurisdictions where the Company operates.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $270.2 million as compared to $276.0 million in the prior year period. This reduction was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $412.3 million, or 19.6% of domestic segment total sales, as compared to $411.0 million, or 27.5% of total sales, in the prior year period. This margin performance was primarily impacted by the higher input costs and the impact of acquisitions, partially offset by pricing benefits and favorable sales mix.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $55.5 million, or 14.3% of international segment total sales, as compared to $20.9 million, or 8.1% of total sales, in the prior year period. This strong margin performance was primarily driven by the positive impact of recent acquisitions and improved operating leverage on significantly higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $328.8 million for the six months ended June 30, 2022 increased 7.5% from $305.9 million for the six months ended June 30, 2021. This increase was primarily driven by the add-back of amortization of intangible assets partially off-set by decreased net income due to the factors outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw material and component supplies, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on our debt, income taxes, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our new Revolving Facility.

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Tranche B Term Loan Facility) and include a $300.0 million uncommitted incremental term loan facility. Additionally, our credit agreements also provided for a $500.0 million ABL Facility that was paid off and terminated in June 2022.

In June 2022, we amended and restated the existing credit agreements by entering into a new credit agreement (Amended Credit Agreement) that established a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), established a new revolving facility in an aggregate principal amount of $1.25 billion (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility, make a $250 million voluntary prepayment on our Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of the prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

There are no installment payments required on the Tranche B Term Loan Facility until the maturity date.

The Tranche A Term Loan Facility is repayable in quarterly installments of 0.0% of the original principal amount for each of the fiscal quarters ending June 30, 2022 through and including June 30, 2023, 2.5% of the original principal amount for each of the fiscal quarters ending September 30, 2023 through and including June 30, 2024, 5.0% of the original principal amount for each of the fiscal quarters ending September 30, 2024 through and including June 30, 2025, 7.5% of the original principal amount for each of the fiscal quarters ending September 30, 2025 through and including June 30, 2026, and 10% of the original principal amount for each of the fiscal quarters ending September 30, 2026 through and including March 31, 2027, with the remaining principal balance due and payable on the maturity date.

As of June 30, 2022, there was $530 million outstanding under the Tranche B Term Loan Facility, $750 million outstanding under the Tranche A Term Loan Facility, and no borrowings outstanding on our Revolving Facility, leaving $1,249.5 million of availability, net of outstanding letters of credit. Our Tranche B Term Loan Facility matures on December 13, 2026 and bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Our Tranche A Term Loan Facility and the Revolving Facility mature on June 29, 2027 and initially bear interest at a rate based upon adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility will bear interest at a rate based upon adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based upon the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2022, our secured leverage ratio was 1.09 to 1.00 times, and we are in compliance with all covenants of the Tranche B Term Loan Facility. Additionally, the Tranche A Term Loan Facility and Revolving Facility added certain financial covenants that require us to maintain a total leverage below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2022, our total leverage ratio was 1.18 to 1.00 times, and our interest coverage ratio was 25.56 to 1.00. We are also in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2022.

As of June 30, 2022, we had $1,716.6 million of liquidity comprised of $467.1 million of cash and equivalents and $1,249.5 million available under our Revolving Facility. We believe this strong liquidity position will allow us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allows for the repurchase of up to $250 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the six months ended June 30, 2022 and 2021, no share repurchases were made under this plan. Subsequent to the quarter, we repurchased 536,633 shares of our common stock for $123.9 million, all funded with cash on hand. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 9,563,339 shares of our common stock for $555.4 million (at an average cost per share of $58.08), all funded with cash on hand. Additionally, on July 29, 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. The amount financed by dealers which remained outstanding was $238.6 million and $115.9 million as of June 30, 2022 and December 31, 2021, respectively.

Long-term Liquidity

We believe that our cash flow from operations and availability under our Revolving Facility and other short-term lines of credit, combined with our cash on hand, provide us with sufficient capital to fund our operations into the future. We may use a portion of our cash flow to pay principal on our outstanding debt, fund acquisitions, as well as to repurchase shares of our common stock, impacting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund working capital, capital expenditures, acquisitions, or share repurchases.

Cash Flow

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net cash provided by operating activities	$13,693	$274,993	$(261,300)	-95.0%
Net cash used in investing activities	(63,119)	(467,116)	403,997	86.5%
Net cash provided by (used in) financing activities	366,367	(72,680)	439,047	604.1%

The decline in operating cash flow for the six months ended June 30, 2022, was primarily due to significantly higher working capital investment in the current year given our substantial growth coupled with the challenging supply chain environment.

Net cash used in investing activities for the six months ended June 30, 2022 primarily represents cash payments of $46.5 million related to the purchase of property and equipment, $11.4 million related to the acquisition of businesses, and $10.2 million for a contribution to an equity method investment, which were partially offset by cash proceeds from the sale of property and equipment of $1.9 million, cash proceeds from beneficial interests in securitization transactions of $1.8 million, and cash proceeds from the sale of an investment of $1.3 million. Net cash used in investing activities for the six months ended June 30, 2021 primarily represents cash payments of $419.0 million related to the acquisition of businesses and $54.2 million related to the purchase of property and equipment, which were partially offset by cash proceeds from the sale of an investment of $4.9 million.

Net cash provided by financing activities for the six months ended June 30, 2022 primarily represents proceeds of $935.0 million from long-term borrowings, $216.7 million from short-term borrowings, and $10.4 million from the exercise of stock options. These cash proceeds were partially offset by $746.6 million of debt repayments ($208.2 million of short-term borrowings and $538.4 million of long-term borrowings and finance lease obligations), $38.3 million of taxes paid related to equity awards, and $10.3 million for payment of debt issuance costs.

Net cash used in financing activities for the six months ended June 30, 2021 primarily represents $126.8 million of debt repayments ($73.7 million of short-term borrowings and $53.1 million of long-term borrowings and finance lease obligations), $40.0 million of taxes paid related to equity awards, $27.2 million as a purchase of additional ownership interest of Pramac, and $3.8 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $57.6 million from short-term borrowings, $50.0 million from long-term borrowings, and $18.6 million from the exercise of stock options.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the amendment and restatement of our credit agreements as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Non-GAAP Measures

Adjusted EBITDA

The computation of Adjusted EBITDA attributable to Generac Holdings Inc. is based on the definition of EBITDA contained in the Amended Credit Agreement. To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, taking into account certain charges and gains that were recognized during the periods presented.

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

We believe Adjusted EBITDA is used by securities analysts, investors, and other interested parties in the evaluation of the Company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with results prepared in accordance with U.S. GAAP and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

•

Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures, and the methods by which assets were acquired;

•	investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of our company, including our ability to service our debt and other cash needs; and
•	by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

The adjustments included in the reconciliation table listed below are provided for under our Amended Credit Agreement, and are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board of Directors. These adjustments eliminate the impact of a number of items that:

•

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains, write-offs relating to the retirement of debt, severance costs, and other restructuring-related business optimization expenses;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees, and letter of credit fees; or
•	are non-cash in nature, such as share-based compensation.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board of Directors in the context of the Board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our Board of Directors in the context of the Board's review of our quarterly financial statements and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Amended Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2022	2021	2022	2021

Net income attributable to Generac Holdings Inc.	$156,359	$127,036	$270,217	$276,029
Net income attributable to noncontrolling interests	1,278	873	4,316	1,825
Net income	157,637	127,909	274,533	277,854
Interest expense	10,235	7,721	19,789	15,444
Depreciation and amortization	39,098	21,229	77,559	39,466
Provision for income taxes	45,826	46,362	74,434	81,730
Non-cash write-down and other adjustments (a)	4,607	1,173	(3,185)	(2,695)
Non-cash share-based compensation expense (b)	7,735	6,973	16,562	12,421
Loss on extinguishment of debt (c)	3,743	831	3,743	831
Transaction costs and credit facility fees (d)	1,592	5,172	2,581	6,086
Business optimization and other charges (e)	1,590	-	2,749	159
Other	(601)	309	(890)	577
Adjusted EBITDA	271,462	217,679	467,875	431,873
Adjusted EBITDA attributable to noncontrolling interests	3,742	2,015	7,167	4,207
Adjusted EBITDA attributable to Generac Holdings Inc.	$267,720	$215,664	$460,708	$427,666

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

(c)  Represents the non-cash write-off of original issue discount and deferred financing costs due to voluntary prepayments of debt.

(d)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Amended Credit Agreement, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.

(e)  The current year period predominantly represents severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below. In addition, for periods prior to 2022, adjusted net income reflects cash income tax expense due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from the acquisition of the Company by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item starting in 2022.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2022	2021	2022	2021

Net income attributable to Generac Holdings Inc.	$156,359	$127,036	$270,217	$276,029
Net income attributable to noncontrolling interests	1,278	873	4,316	1,825
Net income	157,637	127,909	274,533	277,854
Provision for income taxes (c)	-	46,362	-	81,730
Amortization of intangible assets	25,876	11,052	51,930	20,031
Amortization of deferred finance costs and original issue discount	650	649	1,287	1,295
Loss on extinguishment of debt	3,743	831	3,743	831
Transaction costs and other purchase accounting adjustments (a)	5,710	4,954	(46)	5,643
(Gain)/loss attributable to business or asset dispositions (b)	-	-	(229)	(3,991)
Business optimization and other charges	1,590	-	2,749	159
Cash income tax expense (c)	-	(37,406)	-	(75,274)
Adjusted net income	195,206	154,351	333,967	308,278
Adjusted net income attributable to noncontrolling interests	1,678	1,121	5,168	2,344
Adjusted net income attributable to Generac Holdings Inc.	$193,528	$153,230	$328,799	$305,934

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.99	$2.39	$5.07	$4.77
Weighted average common shares outstanding - diluted:	64,713,748	64,088,709	64,799,002	64,097,378

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

(c) Amount for the three and six months ended June 30, 2021 is based on an anticipated cash income tax rate at the time of approximately 21.0% to 21.5% for the full year ended December 31, 2021 due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item for the current year period. For comparative purposes to the current year, using the GAAP income tax expense for the three and six months ended June 30, 2021 would result in an adjusted net income per diluted share of $2.25 and $4.67, respectively, on a pro forma basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2022, which consisted solely of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2022 – 04/30/2022	14,290	$237.00	-	$124,008,306
05/01/2022 – 05/31/2022	30	$255.67	-	$124,008,306
06/01/2022 – 06/30/2022	268	$248.26	-	$124,008,306
Total	14,588	$237.25

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Third Amendment, dated as of June 29, 2022, amending and restating that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019 and as further amended by the Second Amendment, dated May 27, 2021, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 30, 2022.

10.2*	Amendment No. 1, dated as of May 31, 2022, to Arrangement Agreement dated as of November 1, 2021, by and among 13462234 Canada Inc., Generac Power Systems, Inc., ecobee Inc., and Shareholder Representative Services LLC.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 8, 2022