Form 10-Q
period 2022-09-30
GENERAC HOLDINGS INC.
filed 2022-11-07
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 63,356,402 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$229,911	$147,339
Accounts receivable, less allowance for credit losses	542,528	546,466
Inventories	1,424,691	1,089,705
Prepaid expenses and other current assets	116,139	64,954
Total current assets	2,313,269	1,848,464

Property and equipment, net	450,133	440,852

Customer lists, net	205,016	238,722
Patents and technology, net	455,845	492,473
Other intangible assets, net	44,207	66,436
Tradenames, net	228,170	243,531
Goodwill	1,359,588	1,409,674
Deferred income taxes	16,273	15,740
Operating lease and other assets	173,792	121,888
Total assets	$5,246,293	$4,877,780

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$64,588	$72,035
Accounts payable	523,552	674,208
Accrued wages and employee benefits	54,430	72,060
Accrued product warranty	100,451	59,052
Other accrued liabilities	354,053	272,622
Current portion of long-term borrowings and finance lease obligations	8,056	5,930
Total current liabilities	1,105,130	1,155,907

Long-term borrowings and finance lease obligations	1,282,856	902,091
Deferred income taxes	131,978	205,964
Operating lease and other long-term liabilities	319,788	341,681
Total liabilities	2,839,752	2,605,643

Redeemable noncontrolling interests	86,936	58,050

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 72,640,001 and 72,386,017 shares issued at September 30, 2022 and December 31, 2021, respectively	728	725
Additional paid-in capital	976,001	952,939
Treasury stock, at cost	(599,304)	(448,976)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,263,627	1,965,957
Accumulated other comprehensive loss	(120,406)	(54,755)
Stockholders’ equity attributable to Generac Holdings Inc.	2,318,530	2,213,774
Noncontrolling interests	1,075	313
Total stockholders' equity	2,319,605	2,214,087
Total liabilities and stockholders’ equity	$5,246,293	$4,877,780

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$1,088,258	$942,698	$3,515,505	$2,670,113
Costs of goods sold	727,154	606,704	2,336,668	1,672,570
Gross profit	361,104	335,994	1,178,837	997,543

Operating expenses:
Selling and service	170,381	82,242	388,690	229,443
Research and development	39,985	27,165	121,328	74,897
General and administrative	37,464	40,802	132,036	115,311
Amortization of intangibles	25,751	12,206	77,681	32,237
Total operating expenses	273,581	162,415	719,735	451,888
Income from operations	87,523	173,579	459,102	545,655

Other (expense) income:
Interest expense	(15,514)	(7,980)	(35,303)	(23,424)
Investment income	451	165	620	1,012
Loss on extinguishment of debt	–	–	(3,743)	(831)
Other, net	(420)	(400)	331	2,536
Total other expense, net	(15,483)	(8,215)	(38,095)	(20,707)

Income before provision for income taxes	72,040	165,364	421,007	524,948
Provision for income taxes	11,594	32,611	86,028	114,341
Net income	60,446	132,753	334,979	410,607
Net income attributable to noncontrolling interests	2,176	1,183	6,492	3,008
Net income attributable to Generac Holdings Inc.	$58,270	$131,570	$328,487	$407,599

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.84	$1.98	$4.69	$6.42
Weighted average common shares outstanding - basic:	63,249,881	62,690,437	63,480,161	62,583,957

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.83	$1.93	$4.61	$6.27
Weighted average common shares outstanding - diluted:	64,267,638	64,208,116	64,630,346	64,146,281

Comprehensive income attributable to Generac Holdings Inc.	$21,683	$113,727	$264,912	$386,789

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762
Unrealized gain on interest rate swaps, net of tax of $4,647	–	–	–	–	–	–	–	13,757	13,757	–	13,757
Foreign currency translation adjustment	–	–	–	–	–	–	–	(51,324)	(51,324)	(396)	(51,720)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	51,413	1	1,321	–	–	–	–	–	1,322	–	1,322
Net share settlement of restricted stock awards	–	–	–	(455)	(110)	–	–	–	(110)	–	(110)
Stock repurchases	–	–	–	(536,633)	(123,900)	–	–	–	(123,900)	–	(123,900)
Share-based compensation	–	–	6,861	–	–	–	–	–	6,861	–	6,861
Redemption value adjustment	–	–	–	–	–	–	(5,225)	–	(5,225)	–	(5,225)
Net income	–	–	–	–	–	–	58,270	–	58,270	588	58,858

Balance at September 30, 2022	72,640,001	$728	$976,001	(9,292,539)	$(599,304)	$(202,116)	$2,263,627	$(120,406)	$2,318,530	$1,075	$2,319,605

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $13,381	–	–	–	–	–	–	–	39,614	39,614	–	39,614
Foreign currency translation adjustment	–	–	–	–	–	–	–	(105,265)	(105,265)	(470)	(105,735)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	253,984	3	(361)	–	–	–	–	–	(358)	–	(358)
Net share settlement of restricted stock awards	–	–	–	(88,875)	(26,428)	–	–	–	(26,428)	–	(26,428)
Stock repurchases	–	–	–	(536,633)	(123,900)	–	–	–	(123,900)	–	(123,900)
Share-based compensation	–	–	23,423	–	–	–	–	–	23,423	–	23,423
Redemption value adjustment	–	–	–	–	–	–	(30,817)	–	(30,817)	–	(30,817)
Net income	–	–	–	–	–	–	328,487	–	328,487	1,232	329,719

Balance at September 30, 2022	72,640,001	$728	$976,001	(9,292,539)	$(599,304)	$(202,116)	$2,263,627	$(120,406)	$2,318,530	$1,075	$2,319,605

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2021	72,252,980	$723	$542,893	(9,252,097)	$(358,481)	$(202,116)	$1,710,464	$(37,583)	$1,655,900	$38	$1,655,938
Unrealized gain on interest rate swaps, net of tax of $993	–	–	–	–	–	–	–	2,941	2,941	–	2,941
Foreign currency translation adjustment	–	–	–	–	–	–	–	(20,899)	(20,899)	(8)	(20,907)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	52,085	1	2,486	–	–	–	–	–	2,487	–	2,487
Common stock issued for business combination	30,640	–	12,000	–	–	–	–	–	12,000	–	12,000
Net share settlement of restricted stock awards	–	–	–	(397)	(153)	–	–	–	(153)	–	(153)
Share-based compensation	–	–	5,783	–	–	–	–	–	5,783	–	5,783
Redemption value adjustment	–	–	–	–	–	–	(7,557)	–	(7,557)	–	(7,557)
Net income	–	–	–	–	–	–	131,570	–	131,570	175	131,745

Balance at September 30, 2021	72,335,705	$724	$563,162	(9,252,494)	$(358,634)	$(202,116)	$1,834,477	$(55,541)	$1,782,072	$205	$1,782,277

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2021	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Unrealized gain on interest rate swaps, net of tax of $5,128	–	–	–	–	–	–	–	15,184	15,184	–	15,184
Foreign currency translation adjustment	–	–	–	–	–	–	–	(36,471)	(36,471)	(13)	(36,484)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	280,736	3	7,417	–	–	–	–	–	7,420	–	7,420
Common stock issued for business combination	30,640	–	12,000	–	–	–	–	–	12,000	–	12,000
Net share settlement of restricted stock awards	–	–	–	(78,763)	(26,470)	–	–	–	(26,470)	–	(26,470)
Share-based compensation	–	–	18,204	–	–	–	–	–	18,204	–	18,204
Redemption value adjustment	–	–	–	–	–	–	(5,687)	–	(5,687)	–	(5,687)
Net income	–	–	–	–	–	–	407,599	–	407,599	307	407,906

Balance at September 30, 2021	72,335,705	$724	$563,162	(9,252,494)	$(358,634)	$(202,116)	$1,834,477	$(55,541)	$1,782,072	$205	$1,782,277

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$334,979	$410,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	39,043	30,445
Amortization of intangible assets	77,681	32,237
Amortization of original issue discount and deferred financing costs	2,261	1,941
Loss on extinguishment of debt	3,743	831
Deferred income taxes	(83,272)	8,210
Share-based compensation expense	23,423	18,204
Gain on disposal of assets	(555)	(4,018)
Other noncash (gains) charges	7,037	(12)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,810)	(116,768)
Inventories	(353,618)	(322,954)
Other assets	(7,033)	(6,874)
Accounts payable	(136,289)	269,951
Accrued wages and employee benefits	(17,418)	4,497
Other accrued liabilities	105,544	49,987
Excess tax benefits from equity awards	(17,068)	(26,880)
Net cash (used in) provided by operating activities	(42,352)	349,404

Investing activities
Proceeds from sale of property and equipment	2,049	182
Proceeds from sale of investment	1,308	4,968
Proceeds from beneficial interests in securitization transactions	2,745	2,240
Contribution to equity method investment	(14,930)	(781)
Expenditures for property and equipment	(64,833)	(87,456)
Acquisition of business, net of cash acquired	(11,421)	(465,926)
Net cash used in investing activities	(85,082)	(546,773)

Financing activities
Proceeds from short-term borrowings	237,182	127,816
Proceeds from long-term borrowings	935,614	50,000
Repayments of short-term borrowings	(239,550)	(105,206)
Repayments of long-term borrowings and finance lease obligations	(540,481)	(54,889)
Stock repurchases	(123,900)	–
Payment of contingent acquisition consideration	(16,135)	(3,750)
Payment of debt issuance costs	(10,330)	(1,185)
Purchase of additional ownership interest	(375)	(27,164)
Cash dividends paid to noncontrolling interest of subsidiary	(309)	–
Taxes paid related to equity awards	(40,472)	(49,569)
Proceeds from exercise of stock options	13,627	30,502
Net cash provided by (used in) financing activities	214,871	(33,445)

Effect of exchange rate changes on cash and cash equivalents	(4,865)	(588)

Net increase (decrease) in cash and cash equivalents	82,572	(231,402)
Cash and cash equivalents at beginning of period	147,339	655,128
Cash and cash equivalents at end of period	$229,911	$423,726

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

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

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Summary of Accounting Policies

Goodwill and Other Indefinite-Lived Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis (as of October 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  As disclosed in Note 2, "Significant Accounting Policies - Goodwill and Other Indefinite-Lived Intangible Assets," to the consolidated financial statements in Item 8 of its 2021 Annual Report on Form 10-K, the Company concluded there was no impairment in its goodwill and other indefinite-lived intangible assets as of October 31, 2021.

During the three months ended September 30, 2022, the Company identified a triggering event for its clean energy reporting unit requiring an interim impairment assessment to be performed due to the loss of a key customer as well as certain clean energy product warranty-related matters. Estimates and assumptions used when preparing the discounted cash flow analysis for purposes of the interim impairment test were based on updated projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows as well as the current discount rate based on the estimated weighted average cost of capital for the business.

Based on the interim impairment assessment as of September 30, 2022, the Company determined that the goodwill and indefinite-lived intangible assets ascribed to the clean energy reporting unit are not impaired. If management's estimates of future operating results change or if there are changes to other assumptions due to the economic environment, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition.

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

The accompanying condensed consolidated financial statements include the results of EEC from the date of acquisition through September 30, 2022. Pro forma and other financial information is not presented as the effects of the EEC acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

Fiscal 2021 Acquisitions

Acquisition of Deep Sea

On June 1, 2021, the Company acquired Deep Sea for a purchase price, net of cash acquired, of $420,700. Headquartered in Hunmanby, United Kingdom, Deep Sea is a designer and manufacturer of a diverse suite of flexible control solutions focused on the global power generation and transfer switch markets. The acquisition purchase price was funded solely through cash on hand.

The Company finalized the Deep Sea purchase price allocation during the second quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $437,874 of intangible assets, including $263,604 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Deep Sea from the date of acquisition through September 30, 2022.

Acquisition of Chilicon

On July 2, 2021, the Company acquired Chilicon for a purchase price, net of cash acquired, of $61,129. Based in Los Angeles, California, Chilicon is a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Chilicon's power inversion and monitoring system technologies maximize photovoltaic (solar power) system production, lower installer operational cost, and promote end-user satisfaction. Total consideration consisted of the following:

Cash paid at closing	$11,821
Deferred cash payment (1)	6,000
Common stock issued at closing	12,000
Contingent consideration (2)	31,308
Total purchase price	$61,129

(1)	Payable on the third business day after December 31, 2023.
(2)	Payable in common stock issued upon achievement of certain performance targets within 45 calendar days following the conclusion of the earnout period, December 31, 2025.

The Company finalized the Chilicon purchase price allocation during the second quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $70,174 of intangible assets, including $36,974 of goodwill recorded in the Domestic segment, as of the acquisition date. The goodwill ascribed to the Chilicon acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Chilicon from the date of acquisition through September 30, 2022.

Acquisition of Off Grid Energy

On September 1, 2021, the Company acquired Off Grid Energy for a purchase price of $56,949, net of cash acquired and inclusive of the then estimated contingent consideration of $29,054 payable in cash based on earnout period performance. The contingent consideration was paid during the third quarter of 2022 in the amount of $16,135. Headquartered in Rugby, United Kingdom, Off Grid Energy is a designer and manufacturer of industrial-grade mobile energy storage systems. The acquisition purchase price was funded through cash on hand.

The Company finalized the Off Grid Energy purchase price allocation during the third quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $56,076 of intangible assets, including $21,531 of goodwill recorded in the International segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Off Grid Energy from the date of acquisition through September 30, 2022.

Acquisition of ecobee

On December 1, 2021, the Company acquired ecobee for a purchase price, net of cash acquired, of $735,632. Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. The purchase price consisted of the following:

Cash paid at closing	$225,458
Common stock issued at closing	420,774
Contingent consideration (1)	89,400
Total purchase price	$735,632

(1)	To be paid in the form of common stock issued upon achievement of certain performance targets following the end of two earnout periods, one ended June 30, 2022, and one ending June 30, 2023.

The Company recorded its preliminary ecobee purchase price allocation during the fourth quarter of 2021, which has been updated subsequently based on its estimates of the fair value of the acquired assets and assumed liabilities at the time of each update. The updates did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $799,228 of intangible assets, including $241,328 of goodwill recorded in the Domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of ecobee from the date of acquisition through September 30, 2022.

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

The combined purchase price for these two acquisitions was $29,945, net of cash acquired, and was funded solely through cash on hand. The Company finalized its purchase price allocation during the third quarter of 2022 based upon the Company's estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. The accompanying condensed consolidated financial statements include the results of these two acquired businesses since the dates of acquisition through September 30, 2022.

Pro forma financial information is not presented for the 2021 acquisitions as the effects of the acquisitions individually and in the aggregate are not material to the Company's results of operations or financial position prior to the acquisition dates.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed, as of the acquisition dates, are as follows for the 2021 acquisitions:

	Deep Sea	ecobee	All Other	Total
Accounts receivable	$9,574	$23,337	$13,852	$46,763
Inventories	9,970	7,258	7,034	24,262
Prepaid expenses and other current assets	1,181	5,689	6,594	13,464
Property and equipment	8,838	3,588	480	12,906
Intangible assets	174,270	557,900	81,171	813,341
Goodwill	263,604	241,328	83,859	588,791
Deferred income taxes	-	46,721	5,694	52,415
Other assets	151	11,722	8,526	20,399
Total assets acquired	467,588	897,543	207,210	1,572,341

Accounts payable	8,998	25,968	7,473	42,439
Accrued wages and employee benefits	2,106	1,354	872	4,332
Other accrued liabilities	1,737	19,898	18,258	39,893
Short-term borrowings	-	-	800	800
Current portion of long-term debt	-	-	233	233
Deferred income taxes	33,957	80,929	19,930	134,816
Other long-term liabilities	90	33,762	9,997	43,849
Long-term borrowings and finance lease obligations	-	-	1,624	1,624
Net assets acquired	$420,700	$735,632	$148,023	$1,304,355

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In February 2019, the Company amended its agreement with the noncontrolling interest holder, extending the agreement by five years, allowing the Company to exercise its call option rights in partial increments at certain times during the five-year period, and providing that the noncontrolling interest holder no longer held the right to put its shares to the Company until April 1, 2021. The put and call option price is based on a multiple of earnings, subject to a floor and the terms of the acquisition agreement, as amended. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. The Company still holds its call option right to purchase the remaining 20% ownership interest in partial increments over the next 3 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$82,830	$37,245	$58,050	$66,207
Net income	1,589	1,007	5,261	2,700
Foreign currency translation	(2,708)	(1,105)	(6,817)	(2,726)
Purchase of additional ownership interest	-	-	(375)	(27,164)
Redemption value adjustment	5,225	7,557	30,817	5,687
Balance at end of period	$86,936	$44,704	$86,936	$44,704

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, four of which were still outstanding as of September 30, 2022. In December 2019, in conjunction with an amendment to its term loan, the Company amended those interest rate swaps to remove the LIBOR floor, which also resulted in minor reductions to the future dated swap fixed rates. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to seven as of September 30, 2022.

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

The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2022 were $13,757 and $39,614, respectively. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2021 were $2,941 and $15,184, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2022	December 31, 2021
Commodity contracts	$(267)	$-
Foreign currency contracts	212	(36)
Interest rate swaps	50,922	(2,074)

In the condensed consolidated balance sheets as of September 30, 2022, the fair value of the commodity contracts is included in other accrued liabilities, the fair value of the foreign currency contracts is included in prepaid expenses & other current assets, and the fair value of the interest rate swaps is included in prepaid expenses & other current assets and operating lease & other assets in the amounts of $5,516 and $45,406, respectively. The fair values of the foreign currency contracts and interest rate swaps are included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of  December 31, 2021. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2022 and December 31, 2021 is an asset of $52,911 and a liability of $2,148, respectively, which represents the amount the Company would receive or pay to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, revolving facility borrowings, and ABL facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based upon their short-term nature. The fair value of Term Loan borrowings, which have an aggregate carrying value of $1,269,325, was approximately $1,280,331 (Level 2) at September 30, 2022, as calculated based on independent valuations whose inputs and significant value drivers are observable.

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

The September 30, 2022 fair value is reported as $86,283 in other accrued liabilities and $32,033 in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2021, the Company's contingent consideration balance included $68,665 in other accrued liabilities and $78,094 in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2022	$146,759
Changes in fair value	(10,974)
Payment of contingent consideration	(16,135)
Present value interest accretion	1,835
Currency translation	(3,169)
Ending balance, September 30, 2022	$118,316

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three and nine months ended September 30, 2022 and 2021, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2022	$(106,645)		$23,806		$(82,839)
Other comprehensive income (loss) before reclassifications	(51,324)	(1)	13,757	(2)	(37,567)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(51,324)		13,757		(37,567)
Ending Balance – September 30, 2022	$(157,969)		$37,563		$(120,406)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – July 1, 2021	$(27,246)		$(10,337)		$(37,583)
Other comprehensive income (loss) before reclassifications	(20,899)	(3)	2,941	(4)	(17,958)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(20,899)		2,941		(17,958)
Ending Balance – September 30, 2021	$(48,145)		$(7,396)		$(55,541)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss) before reclassifications	(105,265)	(5)	39,614	(6)	(65,651)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive loss	(105,265)		39,614		(65,651)
Ending Balance – September 30, 2022	$(157,969)		$37,563		$(120,406)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total

Beginning Balance – January 1, 2021	$(11,674)		$(22,580)		$(34,254)
Other comprehensive income (loss) before reclassifications	(36,471)	(7)	15,184	(8)	(21,287)
Amounts reclassified from AOCL	-		-		-
Net current-period other comprehensive income (loss)	(36,471)		15,184		(21,287)
Ending Balance – September 30, 2021	$(48,145)		$(7,396)		$(55,541)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2022, particularly the Euro and British Pound.
(2)	Represents unrealized gains of $18,404 on the interest rate swaps, net of tax effect of $(4,647) for the three months ended September 30, 2022.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2021, particularly the Euro and British Pound.
(4)	Represents unrealized gains of $3,934 on the interest rate swaps, net of tax effect of $(993) for the three months ended September 30, 2021.
(5)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2022, particularly the Euro and British Pound.
(6)	Represents unrealized gains of $52,995 on the interest rate swaps, net of tax effect of $(13,381) for the nine months ended September 30, 2022.
(7)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2021, particularly the Euro and British Pound.
(8)	Represents unrealized gains of $20,312 on the interest rate swaps, net of tax effect of $(5,128) for the nine months ended September 30, 2021.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech, Selmec, Deep Sea, and Off Grid Energy acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices & solutions, and other power products geared for varying end customer uses. Residential products and C&I products are each a similar class of products based on similar power output and end customer. The breakout of net sales between residential, C&I, and other products & services by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended September 30, 2022
Product Classes	Domestic	International	Total
Residential products	$635,772	$28,343	$664,115
Commercial & industrial products	196,485	114,701	311,186
Other	98,875	14,082	112,957
Total net sales	$931,132	$157,126	$1,088,258

	Net Sales by Segment
	Three Months Ended September 30, 2021
Product Classes	Domestic	International	Total
Residential products	$585,150	$23,666	$608,816
Commercial & industrial products	140,824	117,485	258,309
Other	64,790	10,783	75,573
Total net sales	$790,764	$151,934	$942,698

	Net Sales by Segment
	Nine Months Ended September 30, 2022
Product Classes	Domestic	International	Total
Residential products	$2,246,113	$90,959	$2,337,072
Commercial & industrial products	515,771	383,492	899,263
Other	241,353	37,817	279,170
Total net sales	$3,003,237	$512,268	$3,515,505

	Net Sales by Segment
	Nine Months Ended September 30, 2021
Product Classes	Domestic	International	Total
Residential products	$1,690,707	$60,250	$1,750,957
Commercial & industrial products	402,357	312,637	714,994
Other	174,584	29,578	204,162
Total net sales	$2,267,648	$402,465	$2,670,113

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which in turn they sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, mobile energy storage systems, mobile heaters, mobile pumps, and related controllers for power generation equipment. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which in turn they sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

The following table sets forth total sales by reportable segment and inclusive of intersegment sales:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$931,132	$157,126	$-	$1,088,258	$790,764	$151,934	$-	$942,698
Intersegment sales	15,485	25,416	(40,901)	-	11,470	7,826	(19,296)	-
Total sales	$946,617	$182,542	$(40,901)	$1,088,258	$802,234	$159,760	$(19,296)	$942,698

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$3,003,237	$512,268	$-	$3,515,505	$2,267,648	$402,465	$-	$2,670,113
Intersegment sales	44,742	59,075	(103,817)	-	26,949	16,378	(43,327)	-
Total sales	$3,047,979	$571,343	$(103,817)	$3,515,505	$2,294,597	$418,843	$(43,327)	$2,670,113

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, and adjusted EBITDA attributable to noncontrolling interests.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$159,810	$187,726	$572,159	$598,730
International	24,006	21,475	79,532	42,344
Total adjusted EBITDA	$183,816	$209,201	$651,691	$641,074

Interest expense	(15,514)	(7,980)	(35,303)	(23,424)
Depreciation and amortization	(39,165)	(23,216)	(116,724)	(62,682)
Non-cash write-down and other adjustments (1)	6,840	(3,333)	10,025	(638)
Non-cash share-based compensation expense (2)	(6,861)	(5,783)	(23,423)	(18,204)
Loss on extinguishment of debt (3)	-	-	(3,743)	(831)
Transaction costs and credit facility fees (4)	(1,250)	(3,385)	(3,831)	(9,471)
Business optimization and other charges (5)	(622)	-	(3,371)	(159)
Provision for clean energy product charges (6)	(55,265)	-	(55,265)	-
Other	61	(140)	951	(717)
Income before provision for income taxes	$72,040	$165,364	$421,007	$524,948

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents the non-cash write-off of original issue discount and deferred financing costs due primarily to a voluntary prepayment of Term Loan debt.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance, debt issuance, or refinancing, together with certain fees relating to our senior secured credit facilities.
(5)	The current year period predominantly represents severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.
(6)	Represents a specific credit loss provision of $17,926 for a clean energy product customer that filed for bankruptcy, as well as a warranty provision of $37,338 to address certain clean energy product warranty-related matters.

The Company’s sales in the U.S. represented approximately 82% of total sales for the three months ended September 30, 2022 and 2021. The Company’s sales in the U.S. represented approximately 82% of total sales for the nine months ended September 30, 2022 and 2021. Approximately 78% and 75% of the Company’s identifiable long-lived assets were located in the U.S. at  September 30, 2022 and December 31, 2021, respectively.

8.   Balance Sheet Details

As of September 30, 2022, the Company had gross receivables of $569,470 and an allowance for credit losses of $26,942. The following is a tabular reconciliation of the Company's allowance for credit losses:

Nine Months Ended September 30, 2022
Balance at beginning of period	$12,025
Established for acquisitions	515
Provision for credit losses (1)	18,012
Charge-offs	(3,172)
Currency translation	(438)
Balance at end of period	$26,942

(1)	Includes a specific credit loss provision of $17,926 recorded during the third quarter of 2022 for a clean energy product customer that filed for bankruptcy.

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Raw material	$819,612	$727,162
Work-in-process	17,358	10,756
Finished goods	587,721	351,787
Total	$1,424,691	$1,089,705

Property and equipment consists of the following:

	September 30,	December 31,
	2022	2021

Land and improvements	$21,841	$26,137
Buildings and improvements	239,231	244,273
Machinery and equipment	220,756	186,611
Dies and tools	36,088	31,581
Vehicles	9,063	7,621
Office equipment and systems	144,437	125,048
Leasehold improvements	6,625	5,679
Construction in progress	39,494	47,601
Gross property and equipment	717,535	674,551
Accumulated depreciation	(267,402)	(233,699)
Total	$450,133	$440,852

Total property and equipment included finance leases of $26,267 and $36,776 on  September 30, 2022 and  December 31, 2021, respectively, primarily made up of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$110,338	$74,758	$94,213	$59,218
Product warranty reserve assumed in acquisition	-	1,085	-	1,085
Payments	(22,677)	(10,475)	(54,135)	(29,536)
Provision for warranty issued	19,076	16,527	62,169	48,521
Changes in estimates for pre-existing warranties (1)	38,571	1,089	43,061	3,696
Balance at end of period	$145,308	$82,984	$145,308	$82,984

(1)	Includes a specific warranty provision recorded during the third quarter of 2022 in the amount of $37,338 to address certain clean energy product warranty-related matters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$121,898	$100,484	$111,647	$89,788
Deferred revenue contracts issued	10,324	11,105	31,202	31,304
Amortization of deferred revenue contracts	(5,470)	(5,014)	(16,097)	(14,517)
Balance at end of period	$126,752	$106,575	$126,752	$106,575

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  September 30, 2022 is as follows:

Remainder of 2022	$5,657
2023	24,119
2024	24,276
2025	21,395
2026	17,028
After 2026	34,277
Total	$126,752

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
Product warranty liability
Current portion - accrued product warranty	$100,451	$59,052
Long-term portion - other long-term liabilities	44,857	35,161
Total	$145,308	$94,213

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$23,237	$20,556
Long-term portion - other long-term liabilities	103,515	91,091
Total	$126,752	$111,647

10.   Contract Balances

In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $34,257 and $27,388 on  September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company recognized revenue of $24,160 related to amounts included in the December 31, 2021 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
ABL Facility	$-	$-
Other lines of credit	64,588	72,035
Total	$64,588	$72,035

As of September 30, 2022 and December 31, 2021, short-term borrowings consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
Tranche A Term Loan	$750,000	$-
Tranche B Term Loan	530,000	780,000
Original issue discount and deferred financing costs	(17,541)	(13,214)
ABL Facility	-	100,000
Revolver	-	-
Finance lease obligation	27,842	39,175
Other	611	2,060
Total	1,290,912	908,021
Less: current portion of debt	5,057	1,721
Less: current portion of finance lease obligation	2,999	4,209
Total	$1,282,856	$902,091

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Tranche B Term Loan Facility) and include a $300,000 uncommitted incremental term loan on that facility. The maturity date of the Tranche B Term Loan Facility is  December 13, 2026. The Tranche B Term Loan Facility initially bore interest at rates based upon either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based upon either a Base Rate plus an applicable margin of 0.75%, or adjusted Secured Overnight Financing Rate (SOFR) rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%.

There are no installment payments required on the Tranche B Term Loan Facility until the maturity date.

The Tranche B Term Loan Facility does not require an excess cash flow payment if the Company’s secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2022, the Company’s net secured leverage ratio was 1.25 to 1.00 times, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

The Company’s credit agreements also originally provided for a $500,000 senior secured ABL revolving credit facility (ABL Facility). ABL Facility borrowings initially bore interest at rates based upon either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based upon average availability under the ABL Facility.

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

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) that established a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new revolving facility in an aggregate principal amount of $1,250,000 (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. The maturity date of the Tranche A Term Loan Facility and the Revolving Facility is June 29, 2027. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility, make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of the prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

The Tranche A Term Loan Facility is repayable in quarterly installments in total for the twelve months ended 0.0% of the original principal amount during the fiscal quarters ending June 30, 2022 through and including June 30, 2023, in total for the twelve months ended 2.5% of the original principal amount during the fiscal quarters ending September 30, 2023 through and including June 30, 2024, in total for the twelve months ended 5.0% of the original principal amount during the fiscal quarters ending September 30, 2024 through and including June 30, 2025, in total for the twelve months ended 7.5% of the original principal amount during the fiscal quarters ending September 30, 2025 through and including June 30, 2026, and in total for the twelve months ended 10.0% of the original principal amount during the fiscal quarters ending September 30, 2026 through and including March 31, 2027, with the remaining principal balance due and payable on the maturity date.

The Tranche A Term Loan Facility and the Revolving Facility initially bear interest at a rate based upon adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility will bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based upon the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2022, the Company’s total leverage ratio was 1.33 to 1.00 times, and the Company's interest coverage ratio was 20.81 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2022.

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

As of September 30, 2022, there was $0 outstanding under the Revolving Facility, leaving $1,248,580 of availability, net of outstanding letters of credit.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding indebtedness. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2022, the Company repurchased 536,633 shares of its common stock for $123,900. There were no share repurchases under the program during the first and second quarters of 2022. Additionally, there were no share repurchases under the program during the three and nine months ended September 30, 2021. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 9,563,339 shares of our common stock for $555,439 (at an average cost per share of $58.08).

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income attributable to Generac Holdings Inc.	$58,270	$131,570	$328,487	$407,599
Redeemable noncontrolling interest redemption value adjustment	(5,225)	(7,557)	(30,817)	(5,687)
Net income attributable to common shareholders	$53,045	$124,013	$297,670	$401,912

Denominator
Weighted average shares, basic	63,249,881	62,690,437	63,480,161	62,583,957
Dilutive effect of stock compensation awards (1)	1,006,814	1,517,679	1,139,242	1,562,324
Dilutive effect of contingently issued shares	10,943	-	10,943	-
Diluted shares	64,267,638	64,208,116	64,630,346	64,146,281

Net income attributable to common shareholders per share
Basic	$0.84	$1.98	$4.69	$6.42
Diluted	$0.83	$1.93	$4.61	$6.27

(1) Excludes approximately 85,000 and 44,000 stock options and restricted stock awards for the three and nine months ended September 30, 2022, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the three and nine months ended September 30, 2021.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2022 and 2021 were 20.4% and 21.8%, respectively. The decrease in the effective tax rate was driven by discrete tax items including the unfavorable tax rate adjustment in a foreign jurisdiction increasing the tax expense in the prior year, and a nontaxable adjustment to contingent consideration in the current year quarter. These were partially offset by a lower tax benefit from equity compensation in the current year compared to the prior year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on  September 30, 2022 and December 31, 2021 was approximately $222,400 and $115,900, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (“Generac Power”).  The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that Power Home Solar allegedly incurred.  The Company disputes the allegations in the complaint, including that Power Home Solar can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. On September 23, 2022, Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement.  On October 7, 2022, Power Home Solar, LLC filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors.  The petition listed a $17,700 liability to Generac Power, which Power Home Solar characterized as disputed.  The $17,700 claim relates to equipment that Generac Power sold to Power Home Solar but was not paid for.  The parties agreed to toll Power Home Solar’s deadline to respond to the motion to dismiss after Power Home Solar filed the petition for bankruptcy to allow the bankruptcy trustee to evaluate the complaint.  The Company intends to vigorously defend against the claims in the complaint, whichever forum it may proceed in.

On October 28, 2022, Daniel Haak filed a putative class action lawsuit against Generac Power in the Middle District of Florida.  The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred.  The Company disputes the allegations and intends to vigorously defend against the claims in the complaint, including that plaintiff and the putative class can seek consequential damages.

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan, as a result of which the Company became aware of an enforcement investigation by the U.S. Department of Justice (“DOJ”).  The subpoena requests similar documents and information provided by the Company to the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 portable generators produced by the Company in 2019 and 2020 and sold in 2020. The Company is cooperating with both the DOJ and the EPA and CARB inquiries.

In the opinion of management, it is presently unlikely that any legal or regulatory proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or to estimate the size or range of the possible loss given the variety and potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts reserved by an amount that could be material to the Company’s consolidated financial position, results of operations or cash flows in any particular reporting period.

16. Subsequent Events

On October 3, 2022, the Company acquired Blue Pillar, an industrial internet of things (IoT) platform developer that designs, deploys, and manages industrial IoT network software solutions to enable distributed energy generation monitoring and control.

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

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation systems for residential and commercial & industrial (C&I) applications, solar + battery storage solutions, energy management devices and controls, advanced power grid software platforms and services, and engine- & battery-powered tools and equipment.  We are committed to sustainable, cleaner energy products poised to revolutionize the 21st century electrical grid. As an energy technology company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

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

Key Mega-Trends:

●

"Grid 2.0": which is the evolution of the traditional electrical utility model as supply/demand imbalances are created due to the adoption of renewable energy and the electrification of everything as a society. It includes the decarbonization, digitization, and decentralization of the grid and a migration toward distributed energy resources that is expected to drive demand for a variety of clean energy and grid services solutions going forward.

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

Solar, storage, energy monitoring and energy management markets developing quickly.  During 2019, we entered the rapidly developing energy storage, monitoring and management markets with the introduction of PWRcell™ and PWRview™. In 2021, we expanded our capabilities in the residential solar market with the introduction of the PWRmicro, a grid-interactive microinverter which is expected to be available in 2023.  In addition, in 2021, we acquired ecobee, a leader in sustainable home technology solutions. We believe ecobee’s technologies combined with Generac’s product offering will allow us to create a clean, efficient, and reliable home energy ecosystem and platform that will save homeowners money and help grid operators meet the challenges of an electrical grid under increasing stress by providing solutions to better balance supply and demand. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, regulation, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from renewable sources and cleaner-burning natural gas generators is projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. We expect to further advance our growing capabilities in clean energy by increasing our product development, sourcing, distribution, and marketing efforts, as we leverage our significant competencies in the residential standby generator market to accelerate our market position in the emerging residential solar, storage, monitoring and management markets.

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

Rollout of 5G will require improved network quality.  As the number of “connected” devices continues to rapidly increase and wireless networks are now being considered critical infrastructure in the United States, network reliability and up-time are necessary for our increasingly connected society. This will require highly resilient cell tower sites across the network, and therefore necessitates the need for backup power sources on site at these cell towers. Generac is the leading supplier of backup power to the telecommunications market in the United States, where approximately half of all existing tower sites have yet to be hardened with backup power. As more mission-critical data is transmitted over wireless networks, we believe this penetration rate must increase considerably to maintain a higher level of reliability across the network. Increased adoption of high-speed wireless networks around the globe may lead to similar demand trends internationally as growing cell tower density and the need for onsite backup power expand the market opportunity for our international telecom operations. We have relationships with key Tier 1 carriers and tower companies globally in addition to having the distribution partners to support the global market from a service standpoint. We believe these factors coupled with Generac’s ability to customize solutions to each customer’s needs help us to maintain our strength within the global telecommunications market.

Other Business Drivers

Impact of residential investment cycle.  The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment.  When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators and energy storage systems. Trends in the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns.  Finally, the existence of renewable energy mandates, investment tax credits and other subsidies can also have an impact on the demand for solar and energy storage systems, in particular with the Inflation Reduction Act.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in the third quarter. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Impact of the COVID-19 pandemic.    We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and as a result, substantially all of our operations and production activities have been operational during the pandemic. We have implemented changes in our work practices, maintaining a safe working environment for production and office employees at our facilities, while enabling other employees to productively work from home.

The COVID-19 pandemic has influenced various trends we are currently experiencing today involving supply chain and operations constraints. If we were to encounter a significant work stoppage, disruption, or COVID-19 outbreak at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time. To date, we have experienced various interruptions to our supply chain as a result of the COVID pandemic. We have experienced inbound and outbound logistics delays and increased costs; however, we continue to monitor scheduled material receipts to mitigate these delays. This could change if freight carriers are delayed or not able to operate.  The further extent of the impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, our ability to continue to operate during the pandemic, actions taken by domestic and foreign governments to contain the spread of the virus, and the related length of its impact on the global economy and our customers. Refer to the COVID-19 related risk factor disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 19% to 22% of our net sales occurred in the first quarter, 22% to 25% in the second quarter, 25% to 28% in the third quarter and 27% to 31% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. For Residential products, we are currently experiencing higher field inventories for home standby generators given installation capacity constraints in our distribution network that has resulted in lower orders from our channel partners in the third quarter of 2022 and this headwind is expected to persist into the first half of 2023.

Russia-Ukraine Conflict.    In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. In March 2022, we announced our suspension of operations and sales in Russia.  Our sales to customers in Russia and Ukraine represented less than 1% of our total revenue for the year ended December 31, 2021, and therefore the impact on our financial results is not expected to be material. However, the situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business. In particular, the situation could increase our costs, disrupt our supply chain, significantly hinder our ability to find materials or key single-sourced components we need to make certain products, or otherwise adversely affect our business and results of operations.

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions to the existing Tranche B Term Loan Facility were replaced with SOFR provisions. During the nine months ended September 30, 2022, interest expense increased compared to the nine months ended September 30, 2021, primarily due to increased borrowings, higher interest rates, and interest accretion on contingent acquisition consideration. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   As of December 31, 2021, the tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006 were fully amortized. This will result in a higher cash income tax obligation in 2022 and on a go-forward basis.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not impact the current quarter results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net sales	$1,088,258	$942,698	$145,560	15.4%
Costs of goods sold	727,154	606,704	120,450	19.9%
Gross profit	361,104	335,994	25,110	7.5%
Operating expenses:
Selling and service	170,381	82,242	88,139	107.2%
Research and development	39,985	27,165	12,820	47.2%
General and administrative	37,464	40,802	(3,338)	-8.2%
Amortization of intangible assets	25,751	12,206	13,545	111.0%
Total operating expenses	273,581	162,415	111,166	68.4%
Income from operations	87,523	173,579	(86,056)	-49.6%
Total other expense, net	(15,483)	(8,215)	(7,268)	88.5%
Income before provision for income taxes	72,040	165,364	(93,324)	-56.4%
Provision for income taxes	11,594	32,611	(21,017)	-64.4%
Net income	60,446	132,753	(72,307)	-54.5%
Net income attributable to noncontrolling interests	2,176	1,183	993	83.9%
Net income attributable to Generac Holdings Inc.	$58,270	$131,570	$(73,300)	-55.7%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Domestic	$931,132	$790,764	$140,368	17.8%
International	157,126	151,934	5,192	3.4%
Total net sales	$1,088,258	$942,698	$145,560	15.4%

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$931,132	$15,485	$946,617	$790,764	$11,470	$802,234
International	157,126	25,416	182,542	151,934	7,826	159,760
Intercompany elimination	-	(40,901)	(40,901)	-	(19,296)	(19,296)
Total net sales	$1,088,258	$-	$1,088,258	$942,698	$-	$942,698

	Adjusted EBITDA by Reportable Segment
	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Domestic	$159,810	$187,726	$(27,916)	-14.9%
International	24,006	21,475	2,531	11.8%
Total Adjusted EBITDA	$183,816	$209,201	$(25,385)	-12.1%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Residential products	$664,115	$608,816	$55,299	9.1%
Commercial & industrial products	311,186	258,309	52,877	20.5%
Other	112,957	75,573	37,384	49.5%
Total net sales	$1,088,258	$942,698	$145,560	15.4%

Net sales.    Domestic segment total sales (including inter-segment sales) increased 18.0% to $946.6 million as compared to $802.2 million in the prior year quarter, with the impact of non-annualized acquisitions contributing $64.2 million of the revenue growth for the quarter. Core sales growth was led by C&I product shipments experiencing strong growth across all channels, highlighted by national rental equipment, telecom and industrial distributor customers, with home standby generators also experiencing year-over-year growth in the quarter. This growth was partially offset by lower clean energy product sales.

International segment total sales (including inter-segment sales) increased 14.3% to $182.5 million as compared to $159.8 million in the prior year quarter, with the impact of non-annualized acquisitions and foreign currency providing a $(12.1) million net headwind to revenue growth for the quarter. The core total sales growth for the segment was driven by strong growth across all major regions as compared to the prior year quarter, most notably in Europe.

The net sales contribution from all non-annualized recent acquisitions for the three months ended September 30, 2022 was $67.8 million.

Gross profit.    Gross profit margin for the third quarter of 2022 was 33.2% compared to 35.6% in the prior year third quarter. Continued higher input costs were partially offset by realization of previously implemented pricing actions, resulting in a modest price/cost headwind compared to the prior year. In addition, recent acquisitions and less favorable sales mix negatively impacted margins during the current year quarter.

Operating expenses.   Operating expenses increased $111.2 million, or 68.4%, as compared to the prior year third quarter, including a $37.3 million provision for clean energy product warranty-related matters recorded in selling and service, a $17.9 million provision for bad debt related to a clean energy product customer that has filed for bankruptcy recorded in selling and service, and a $13.5 million increase in acquisition-related amortization expense. The remaining increase was primarily driven by the impact of recurring operating expenses from recent acquisitions, increased employee costs, and higher marketing spend most notably in the home standby category, which was partially offset by a $8.3 million net gain on contingent acquisition consideration recorded in general and administrative.

Other expense.    The increase in Other expense, net was driven by an increase in interest expense due to increased borrowings, higher interest rates, and additional interest accretion on contingent acquisition consideration in the current year quarter.

Provision for income taxes.    The effective income tax rates for the three months ended September 30, 2022 and 2021 were 16.1% and 19.7%, respectively. The decrease in the effective tax rate was primarily driven by certain discrete tax items including the unfavorable tax rate adjustment in a foreign jurisdiction increasing the tax expense in the prior year quarter, and a nontaxable adjustment to contingent consideration in the current year quarter. These were partially off-set by a lower tax benefit from the exercise of equity compensation in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $58.3 million as compared to $131.6 million in the prior year third quarter. This decrease was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment in the third quarter of 2022 was $159.8 million, or 16.9% of domestic segment total sales, as compared to $187.7 million, or 23.4% of total sales, in the prior year quarter. This margin performance was impacted by the higher input costs, partially offset by pricing benefits. In addition, continued operating expense investments for future growth and the impact of acquisitions had an unfavorable effect on margins during the quarter, as operating expenses as a percentage of sales came in higher than expected on the lower shipment volumes relative to expectations.

Adjusted EBITDA for the International segment in the third quarter of 2022, before deducting for non-controlling interests, was $24.0 million, or 13.2% of international segment total sales, as compared to $21.5 million, or 13.4% of total sales, in the prior year quarter. This margin performance was impacted by less favorable sales mix, mostly offset by improved operating leverage on higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $112.2 million for the three months ended September 30, 2022 decreased 25.8% from $151.1 million for the three months ended September 30, 2021. This decrease was primarily driven by decreased net income due to the factors outlined above, partially offset by the impact of various add-backs in the current year quarter.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net sales	$3,515,505	$2,670,113	$845,392	31.7%
Costs of goods sold	2,336,668	1,672,570	664,098	39.7%
Gross profit	1,178,837	997,543	181,294	18.2%
Operating expenses:
Selling and service	388,690	229,443	159,247	69.4%
Research and development	121,328	74,897	46,431	62.0%
General and administrative	132,036	115,311	16,725	14.5%
Amortization of intangible assets	77,681	32,237	45,444	141.0%
Total operating expenses	719,735	451,888	267,847	59.3%
Income from operations	459,102	545,655	(86,553)	-15.9%
Total other expense, net	(38,095)	(20,707)	(17,388)	84.0%
Income before provision for income taxes	421,007	524,948	(103,941)	-19.8%
Provision for income taxes	86,028	114,341	(28,313)	-24.8%
Net income	334,979	410,607	(75,628)	-18.4%
Net income attributable to noncontrolling interests	6,492	3,008	3,484	115.8%
Net income attributable to Generac Holdings Inc.	$328,487	$407,599	$(79,112)	-19.4%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Domestic	$3,003,237	$2,267,648	$735,589	32.4%
International	512,268	402,465	109,803	27.3%
Total net sales	$3,515,505	$2,670,113	$845,392	31.7%

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$3,003,237	$44,742	$3,047,979	$2,267,648	$26,949	$2,294,597
International	512,268	59,075	571,343	402,465	16,378	418,843
Intercompany elimination	-	(103,817)	(103,817)	-	(43,327)	(43,327)
Total net sales	$3,515,505	$-	$3,515,505	$2,670,113	$-	$2,670,113

	Adjusted EBITDA by Reportable Segment
	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Domestic	$572,159	$598,730	$(26,571)	-4.4%
International	79,532	42,344	37,188	87.8%
Total Adjusted EBITDA	$651,691	$641,074	$10,617	1.7%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change
Residential products	$2,337,072	$1,750,957	$586,115	33.5%
Commercial & industrial products	899,263	714,994	184,269	25.8%
Other	279,170	204,162	75,008	36.7%
Total net sales	$3,515,505	$2,670,113	$845,392	31.7%

Net sales.    Domestic segment total sales (including inter-segment sales) increased 32.8% to $3,048.0 million as compared to $2,294.6 million in the prior year period, with the impact of non-annualized acquisitions contributing $147.9 million of the revenue growth for the nine-month period. The core sales growth was led by home standby generators, while C&I channels also experienced strong year-over-year growth, highlighted by national rental equipment and telecom customers and the industrial distributor channel.

International segment total sales (including inter-segment sales) increased 36.4% to $571.3 million as compared to $418.8 million in the prior year period, with the net impact of non-annualized acquisitions and foreign currency contributing $26.9 million of the revenue growth for the nine-month period. The core sales growth for the segment was driven by growth across all major regions as compared to the prior year, most notably in Europe and Latin America.

The net sales contribution from all non-annualized recent acquisitions for the nine months ended September 30, 2022 was $205.8 million.

Gross profit.    Gross profit margin for the nine months ended September 30, 2022 was 33.5% compared to 37.4% in the prior year. Gross margins were pressured by higher input costs resulting from supply chain challenges and the overall inflationary environment, including increased commodity prices, logistics costs, and labor.  These higher costs were partially offset by the realization of previously implemented pricing actions. In addition, less favorable sales mix negatively impacted margins during the current year period.

Operating expenses.   Operating expenses increased $267.8 million, or 59.3%, as compared to the prior year, including a $45.4 million increase in acquisition-related amortization expense, a $37.3 million provision for clean energy product warranty-related matters recorded in selling and service, and a $17.9 million provision for bad debt related to a clean energy product customer that has filed bankruptcy recorded in selling and service. The remaining increase was primarily driven by the impact of recurring operating expenses from recent acquisitions, increased employee costs, and additional variable expenses from the significant increase in sales volumes, which was partially offset by an $11.0 million net gain on contingent acquisition consideration recorded in general and administrative.

Other expense.    The increase in Other expense, net was driven by an increase in interest expense due to increased borrowings, higher interest rates, and interest accretion on contingent acquisition consideration in the current year, as well as a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to our credit agreement refinancing during the current year.

Provision for income taxes.    The effective income tax rates for the nine months ended September 30, 2022 and 2021 were 20.4% and 21.8%, respectively. The decrease in the effective tax rate was primarily driven by certain discrete tax items including the unfavorable tax rate adjustment in a foreign jurisdiction increasing the tax expense in the prior year period and a nontaxable adjustment to contingent consideration in the current year period. These were partially off-set by a lower tax benefit from the exercise of equity compensation in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $328.5 million as compared to $407.6 million in the prior year period. This reduction was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the Domestic segment was $572.2 million, or 18.8% of domestic segment total sales, as compared to $598.7 million, or 26.1% of total sales, in the prior year period. This margin performance was primarily impacted by the higher input costs and the impact of acquisitions, partially offset by pricing benefits and favorable sales mix.

Adjusted EBITDA for the International segment, before deducting for non-controlling interests, was $79.5 million, or 13.9% of international segment total sales, as compared to $42.3 million, or 10.1% of total sales, in the prior year period. This margin performance was primarily driven by the positive impact of recent acquisitions and improved operating leverage on significantly higher sales volumes, partially offset by less favorable sales mix.

Adjusted Net Income.    Adjusted Net Income of $425.3 million for the nine months ended September 30, 2022 decreased 6.9% from $457.1 million for the nine months ended September 30, 2021. This decrease was primarily driven by decreased net income due to the factors outlined above, partially offset by the impact of various add-backs in the current year period.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Tranche B Term Loan Facility) and include a $300.0 million uncommitted incremental term loan facility. Additionally, our credit agreements also previously provided for a $500.0 million ABL Facility that was paid off and terminated in June 2022.

In June 2022, we amended and restated the existing credit agreements (Amended Credit Agreement) that established a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), established a new revolving facility in an aggregate principal amount of $1.25 billion (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility, make a $250 million voluntary prepayment on our Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of the prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

There are no installment payments required on the Tranche B Term Loan Facility until the maturity date of December 13, 2026.

The Tranche A Term Loan Facility is repayable in quarterly installments in total for the twelve months ended 0.0% of the original principal amount during the fiscal quarters ending June 30, 2022 through and including June 30, 2023, in total for the twelve months ended 2.5% of the original principal amount during the fiscal quarters ending September 30, 2023 through and including June 30, 2024, in total for the twelve months ended 5.0% of the original principal amount during the fiscal quarters ending September 30, 2024 through and including June 30, 2025, in total for the twelve months ended 7.5% of the original principal amount during the fiscal quarters ending September 30, 2025 through and including June 30, 2026, and in total for the twelve months ended 10% of the original principal amount during the fiscal quarters ending September 30, 2026 through and including March 31, 2027, with the remaining principal balance due and payable on the maturity date.

As of September 30, 2022, there was $530 million outstanding under the Tranche B Term Loan Facility, $750 million outstanding under the Tranche A Term Loan Facility, and no borrowings outstanding on our Revolving Facility, leaving $1,248.6 million of availability, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based upon either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Our Tranche A Term Loan Facility and the Revolving Facility initially bear interest at a rate based upon adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility will bear interest at a rate based upon adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based upon the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our secured leverage ratio is maintained below 3.75 to 1.00 times. As of September 30, 2022, our secured leverage ratio was 1.25 to 1.00 times, and we are in compliance with all covenants of the Tranche B Term Loan Facility. Additionally, the Tranche A Term Loan Facility and Revolving Facility added certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2022, our total leverage ratio was 1.33 to 1.00 times, and our interest coverage ratio was 20.81 to 1.00. We are also in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2022.

As of September 30, 2022, we had $1,478.5 million of liquidity comprised of $229.9 million of cash and equivalents and $1,248.6 million available under our Revolving Facility. We believe this strong liquidity position will allow us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250 million of our common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. That program was exhausted in the third quarter of 2022. In July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500 million of the Company's common stock over a 24-month period from time to time; in amounts and at prices we deem appropriate, subject to market conditions and other considerations. During the third quarter of 2022, we repurchased 536,633 shares of our common stock for $123.9 million. There were no share repurchases under the program during the first and second quarters of 2022. Additionally, there were no share repurchases under the program during the three and nine months ended September 30, 2021. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 9,563,339 shares of our common stock for $555.4 million (at an average cost per share of $58.08).

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. The amount financed by dealers which remained outstanding was $222.4 million and $115.9 million as of September 30, 2022 and December 31, 2021, respectively.

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

Cash Flow

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	$ Change	% Change

Net cash (used in) provided by operating activities	$(42,352)	$349,404	$(391,756)	-112.1%
Net cash used in investing activities	(85,082)	(546,773)	461,691	84.4%
Net cash provided by (used in) financing activities	214,871	(33,445)	248,316	742.5%

The decline in operating cash flow for the nine months ended September 30, 2022, was primarily due to lower operating earnings, increased tax payments, and significantly higher working capital investment in the current year given our substantial growth coupled with the challenging supply chain environment.

Net cash used in investing activities for the nine months ended September 30, 2022 primarily represents cash payments of $64.8 million related to the purchase of property and equipment, $14.9 million for a contribution to an equity method investment,  and $11.4 million related to the acquisition of businesses, which were partially offset by cash proceeds from beneficial interests in securitization transactions of $2.7 million, cash proceeds from the sale of property and equipment of $2.0 million, and cash proceeds from the sale of an investment of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2021 primarily represents cash payments of $465.9 million related to the acquisition of businesses and $87.5 million related to the purchase of property and equipment, which were partially offset by cash proceeds from the sale of an investment of $5.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2022 primarily represents proceeds of $935.6 million from long-term borrowings, $237.2 million from short-term borrowings, and $13.6 million from the exercise of stock options. These cash proceeds were partially offset by $780.0 million of debt repayments ($239.6 million of short-term borrowings and $540.4 million of long-term borrowings and finance lease obligations), $123.9 million of stock repurchases, $40.5 million of taxes paid related to equity awards, $16.1 million of contingent consideration for acquired businesses, and $10.3 million for payment of debt issuance costs.

Net cash used in financing activities for the nine months ended September 30, 2021 primarily represents $160.1 million of debt repayments ($105.2 million of short-term borrowings and $54.9 million of long-term borrowings and finance lease obligations), $50.0 million of taxes paid related to equity awards, $27.2 million as a purchase of additional ownership interest of Pramac, and $3.8 million of contingent consideration for acquired businesses. These cash payments were partially offset by proceeds of $127.8 million from short-term borrowings, $50.0 million from long-term borrowings, and $30.5 million from the exercise of stock options.

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

There have been no material changes in our income taxes and business combinations and purchase accounting critical accounting policies since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis (as of October 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  As disclosed in Note 2, "Significant Accounting Policies - Goodwill and Other Indefinite-Lived Intangible Assets," to the consolidated financial statements in Item 8 of our 2021 Annual Report on Form 10-K, the Company concluded there was no impairment in its goodwill and other indefinite-lived intangible assets as of October 31, 2021.

During the three months ended September 30, 2022, the Company identified a triggering event for its clean energy reporting unit requiring an interim impairment assessment to be performed due to the loss of a key customer as well as certain clean energy product warranty-related matters. Estimates and assumptions used when preparing the discounted cash flow analysis for purposes of the interim impairment test were based on updated projections that are subject to various risks and uncertainties, including forecasted revenues, expenses, and cash flows as well as the current discount rate based on the estimated weighted average cost of capital for the business.

Based on the interim impairment assessment as of September 30, 2022, the Company determined that the goodwill and indefinite-lived intangible assets ascribed to the clean energy reporting unit are not impaired. If management's estimates of future operating results change or if there are changes to other assumptions due to the economic environment, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition.

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, and adjusted EBITDA attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2022	2021	2022	2021

Net income attributable to Generac Holdings Inc.	$58,270	$131,570	$328,487	$407,599
Net income attributable to noncontrolling interests	2,176	1,183	6,492	3,008
Net income	60,446	132,753	334,979	410,607
Interest expense	15,514	7,980	35,303	23,424
Depreciation and amortization	39,165	23,216	116,724	62,682
Provision for income taxes	11,594	32,611	86,028	114,341
Non-cash write-down and other adjustments (a)	(6,840)	3,333	(10,025)	638
Non-cash share-based compensation expense (b)	6,861	5,783	23,423	18,204
Loss on extinguishment of debt (c)	-	-	3,743	831
Transaction costs and credit facility fees (d)	1,250	3,385	3,831	9,471
Business optimization and other charges (e)	622	-	3,371	159
Provision for clean energy product charges (f)	55,265	-	55,265
Other	(61)	140	(951)	717
Adjusted EBITDA	183,816	209,201	651,691	641,074
Adjusted EBITDA attributable to noncontrolling interests	3,632	2,247	10,799	6,454
Adjusted EBITDA attributable to Generac Holdings Inc.	$180,184	$206,954	$640,892	$634,620

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

●	Purchase accounting and contingent consideration related adjustments relate to the acquisition of businesses and the accounting related to those acquisitions.

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

(e)  The current year periods predominantly represent severance and other non-recurring restructuring charges related to the suspension of operations at certain of our facilities.

(f)  Represents a specific credit loss provision of $17.9 million for a clean energy product customer that filed for bankruptcy, as well as a warranty provision of $37.3 million to address certain clean energy product warranty-related matters.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges (if any), certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization expenses, certain other non-cash gains and losses or charges, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below. In addition, for periods prior to 2022, adjusted net income reflects cash income tax expense due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item starting in 2022.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2022	2021	2022	2021

Net income attributable to Generac Holdings Inc.	$58,270	$131,570	$328,487	$407,599
Net income attributable to noncontrolling interests	2,176	1,183	6,492	3,008
Net income	60,446	132,753	334,979	410,607
Provision for income taxes (a)	-	32,611	-	114,341
Amortization of intangible assets	25,751	12,206	77,681	32,237
Amortization of deferred finance costs and original issue discount	974	646	2,261	1,941
Loss on extinguishment of debt	-	-	3,743	831
Transaction costs and other purchase accounting adjustments (b)	(7,605)	5,487	(7,651)	11,130
(Gain)/loss attributable to business or asset dispositions (c)	-	-	(229)	(3,991)
Business optimization and other charges	622	-	3,371	159
Provision for clean energy product charges (d)	55,265	-	55,265	-
Tax effect of add backs (e)	(21,233)	-	(36,907)	-
Cash income tax expense (a)	-	(31,290)	-	(106,564)
Adjusted net income	114,220	152,413	432,513	460,691
Adjusted net income attributable to noncontrolling interests	2,031	1,272	7,199	3,616
Adjusted net income attributable to Generac Holdings Inc.	$112,189	$151,141	$425,314	$457,075

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.75	$2.35	$6.58	$7.13
Weighted average common shares outstanding - diluted:	64,267,638	64,208,116	64,630,346	64,146,281

(a) Amount for the three and nine months ended September 30, 2021 is based on an anticipated cash income tax rate at the time of approximately 20.0% to 20.5% for the full year ended December 31, 2021 due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item for the current year period. For comparative purposes to the current year, using the GAAP income tax expense for the three and nine months ended September 30, 2021 would result in an adjusted net income per diluted share of $2.25 and $6.83, respectively, on a pro forma basis.

(b) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(c) Represents gains and losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

(d) Represents a specific credit loss provision of $17.9 million for a clean energy product customer that filed for bankruptcy, as well as a warranty provision of $37.3 million to address certain clean energy product warranty-related matters.

(e) In the third quarter of 2022, management determined that certain add-backs in 2022 should be reported net of tax. Add-backs in the first and second quarter of 2022 were not reported net of tax, and we reported adjusted net income attributable to Generac Holdings Inc. for the first and second quarters ended 2022 of $135,271 or $2.09 and $193,528 or $2.99, respectively. Taking into account the tax effect on certain add-backs, the revised reported adjusted net income attributable to Generac Holdings Inc. for the first and second quarters ended 2022 is $128,150 or $1.98 and $185,270 or $2.86, respectively.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 22, 2022 filing of our Annual Report on Form 10-K for the year ended December 31, 2021, except as reflected in the two revised risk factors set forth below:

We may incur costs and liabilities as a result of product liability and product warranty claims.

We face a risk of exposure to current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage.  Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.  We have experienced, and may continue to experience, product liability claims or other product related claims including higher warranty costs or product recalls, which may impact our reputation and resulting sales and profitability. For example, we have and may continue to experience product liability or warranty claims with respect to certain clean energy products. In the third quarter of 2022, we recognized a charge of $37.5 million related to clean energy product warranty costs. In the event such product or warranty related claims were to be significantly higher in the future, this may continue to adversely affect our reputation in relation to such products.

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, national, retail or equipment rental customers, would adversely affect our business.

We depend on the services of independent distributors and dealers to sell and install our products and provide service and aftermarket support to our end customers.  Their capacity constraints and/or inability to install and service our products could limit our ability to maintain and grow our sales. For example, in the third quarter of 2022, we experienced higher field inventories and lower orders from our channel partners for home standby generators given installation capacity constraints in our distribution network. We also rely on our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and other industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services.

Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. For example, we have had, and may continue to have, disputes with one or more customers, distributors or dealers to whom we sell our clean energy products, and this may reduce or limit the sales growth for such products.  In the third quarter of 2022, we also had a key clean energy product customer that filed for Chapter 7 bankruptcy. Additionally, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, including increasing the number of energy storage distributors, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2022, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2022 – 07/31/2022	469,077	$226.41	469,045	$17,810,784
08/01/2022 – 08/31/2022	67,730	$261.92	67,588	$500,000,000
09/01/2022 – 09/30/2022	281	$225.79	-	$500,000,000
Total	537,088	$230.89

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 7, 2022