Form 10-Q
period 2023-03-31
GENERAC HOLDINGS INC.
filed 2023-05-09
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 62,193,347 shares of registrant’s common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$137,365	$132,723
Accounts receivable, less allowance for credit losses of $28,660 and $27,664 at March 31, 2023 and December 31, 2022, respectively	490,384	522,458
Inventories	1,438,296	1,405,384
Prepaid expenses and other assets	119,729	121,783
Total current assets	2,185,774	2,182,348

Property and equipment, net	490,143	467,604

Customer lists, net	202,556	206,987
Patents and technology, net	445,333	454,757
Other intangible assets, net	37,633	41,719
Tradenames, net	225,198	227,251
Goodwill	1,426,332	1,400,880
Deferred income taxes	8,320	12,746
Operating lease and other assets	189,843	175,170
Total assets	$5,211,132	$5,169,462

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$64,093	$48,990
Accounts payable	426,191	446,050
Accrued wages and employee benefits	48,088	45,741
Accrued product warranty	80,902	89,141
Other accrued liabilities	273,039	349,389
Current portion of long-term borrowings and finance lease obligations	18,029	12,733
Total current liabilities	910,342	992,044

Long-term borrowings and finance lease obligations	1,527,355	1,369,085
Deferred income taxes	110,447	125,691
Operating lease and other long-term liabilities	317,795	312,916
Total liabilities	2,865,939	2,799,736

Redeemable noncontrolling interests	3,814	110,471

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,052,760 and 72,701,257 shares issued at March 31, 2023 and December 31, 2022, respectively	731	728
Additional paid-in capital	1,042,786	1,016,138
Treasury stock, at cost, 10,855,203 and 11,284,350 shares at March 31, 2023 and December 31, 2022, respectively	(779,533)	(808,491)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,319,638	2,316,224
Accumulated other comprehensive loss	(42,343)	(65,102)
Stockholders’ equity attributable to Generac Holdings Inc.	2,339,163	2,257,381
Noncontrolling interests	2,216	1,874
Total stockholders' equity	2,341,379	2,259,255
Total liabilities and stockholders’ equity	$5,211,132	$5,169,462

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$ 887,910	$ 1,135,856
Costs of goods sold	615,411	775,108
Gross profit	272,499	360,748

Operating expenses:
Selling and service	100,688	98,243
Research and development	41,820	39,744
General and administrative	59,685	41,972
Amortization of intangibles	25,823	26,054
Total operating expenses	228,016	206,013
Income from operations	44,483	154,735

Other (expense) income:
Interest expense	(22,995)	(9,554)
Investment income	688	77
Other, net	(166)	246
Total other expense, net	(22,473)	(9,231)

Income before provision for income taxes	22,010	145,504
Provision for income taxes	7,849	28,608
Net income	14,161	116,896
Net income attributable to noncontrolling interests	1,731	3,038
Net income attributable to Generac Holdings Inc.	$ 12,430	$ 113,858

Net income attributable to Generac Holdings Inc. per common share - basic:	$ 0.06	$ 1.61
Weighted average common shares outstanding - basic:	61,556,044	63,449,380

Net income attributable to Generac Holdings Inc. per common share - diluted:	$ 0.05	$ 1.57
Weighted average common shares outstanding - diluted:	62,294,447	64,828,819

Comprehensive income attributable to Generac Holdings Inc.	$ 35,362	$ 122,365

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain (loss) on interest rate swaps, net of tax of $1,500								(4,488)	(4,488)		(4,488)
Foreign currency translation adjustment								27,247	27,247	60	27,307
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	340,560	3	904						907		907
Net share settlement of restricted stock awards				(36,971)	(4,438)				(4,438)		(4,438)
Share-based compensation			10,334						10,334		10,334
Payment of contingent consideration	10,943		15,410	466,118	33,396				48,806		48,806
Redemption value adjustment							(9,016)		(9,016)		(9,016)
Net income							12,430		12,430	282	12,712

Balance at March 31, 2023	73,052,760	$731	$1,042,786	(10,855,203)	$(779,533)	$(202,116)	$2,319,638	$(42,343)	$2,339,163	$2,216	$2,341,379

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $(6,326)								18,728	18,728	–	18,728
Foreign currency translation adjustment								(10,375)	(10,375)	182	(10,193)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	203,888	2	(1,876)						(1,874)		(1,874)
Net share settlement of restricted stock awards				(73,832)	(22,857)				(22,857)		(22,857)
Share-based compensation			8,827						8,827		8,827
Redemption value adjustment							(11,947)		(11,947)		(11,947)
Net income							113,858		113,858	(17)	113,841

Balance at March 31, 2022	72,589,905	$727	$959,890	(8,740,863)	$(471,833)	$(202,116)	$2,067,868	$(46,402)	$2,308,134	$478	$2,308,612

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$14,161	$116,896
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,128	12,407
Amortization of intangible assets	25,823	26,054
Amortization of original issue discount and deferred financing costs	954	637
Deferred income taxes	(10,712)	(49,156)
Share-based compensation expense	10,334	8,827
Loss (gain) on disposal of assets	30	(571)
Other noncash (gains) charges	(160)	(6,446)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,925	(66,510)
Inventories	(23,820)	(147,250)
Other assets	(5,576)	2,253
Accounts payable	(24,488)	26,363
Accrued wages and employee benefits	1,630	(21,558)
Other accrued liabilities	(53,790)	102,015
Excess tax benefits from equity awards	(998)	(14,103)
Net cash used in operating activities	(18,559)	(10,142)

Investing activities
Proceeds from sale of property and equipment	84	1,864
Proceeds from sale of investment	–	1,308
Proceeds from beneficial interests in securitization transactions	795	1,573
Contribution to equity method investment	–	(2,921)
Expenditures for property and equipment	(23,977)	(28,200)
Purchase of long-term investment	(2,000)	–
Acquisition of business, net of cash acquired	(16,188)	(999)
Net cash used in investing activities	(41,286)	(27,375)

Financing activities
Proceeds from short-term borrowings	19,515	136,664
Proceeds from long-term borrowings	267,869	110,000
Repayments of short-term borrowings	(5,080)	(124,609)
Repayments of long-term borrowings and finance lease obligations	(113,573)	(1,737)
Payment of contingent acquisition consideration	(479)	–
Purchase of additional ownership interest	(104,844)	–
Taxes paid related to equity awards	(4,710)	(34,620)
Proceeds from exercise of stock options	4,975	9,903
Net cash provided by financing activities	63,673	95,601

Effect of exchange rate changes on cash and cash equivalents	814	600

Net increase in cash and cash equivalents	4,642	58,684
Cash and cash equivalents at beginning of period	132,723	147,339
Cash and cash equivalents at end of period	$137,365	$206,023

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2022). A summary of acquisitions affecting the reporting periods presented include:

●	In June 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively EEC). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.
●	In October 2022, the Company acquired BPAC, Inc. (Blue Pillar), an industrial IoT platform developer that designs, deploys, and manages industrial IoT network software solutions to enable distributed energy generation monitoring and control.
●	In February 2023, the Company acquired REFU Storage Systems (REFUstor), headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial market.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

2.   Acquisitions

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFU Storage Systems (REFUstor), headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial market.

The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through March 31, 2023. The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized prior to March 31, 2024. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

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

The combined purchase price for these two acquisitions was $25,654, net of cash acquired. The Company recorded its preliminary purchase price allocation for EEC and Blue Pillar during the second quarter and fourth quarter of 2022, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized in 2023. Through Q1 2023, the combined purchase price has increased to $27,138. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through March 31, 2023. Pro forma and other financial information are not presented as the effects of the 2022 acquisitions are not material to the Company's results of operations or financial position prior to the acquisition date.

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price included $105,264 of initial consideration (which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement) and $11,490 of contingent deferred consideration to be paid in up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022, and which shall vest upon achievement of certain earnings targets at the end of the earn-out period, December 31, 2025.

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

The redeemable noncontrolling interests are recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 13, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest for both Captiva and Pramac:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$110,471	$58,050
Net income	1,448	2,856
Foreign currency translation	(367)	(881)
Purchase of additional ownership interest	(116,754)	(461)
Redemption value adjustment	9,016	11,947
Balance at end of period	$3,814	$71,511

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, four of which were still outstanding as of March 31, 2023. In March 2020, the Company entered into three additional interest rate swap agreements, bringing the total outstanding interest rate swaps to seven as of March 31, 2023.

In June 2022, in conjunction with the amendments to the Company's credit agreements discussed further in Note 11, “Credit Agreements,” the Company amended its interest rate swaps to match that of the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss ("AOCL") in the condensed consolidated balance sheets.

The amount of gains/(losses), net of tax, recognized for the three months ended March 31, 2023 and 2022 were ($4,488) and $18,728, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	March 31, 2023	December 31, 2022
Commodity contracts	$111	$-
Foreign currency contracts	112	94
Interest rate swaps	43,291	49,279

In the condensed consolidated balance sheets, the fair value of the commodity and foreign currency contracts are included in prepaid expenses & other current assets, and the fair value of the interest rate swaps is included in prepaid expenses & other current assets and operating lease & other assets. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2023 and December 31, 2022 is an asset of $45,003 and $51,184 respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $523,706, was $528,675 (Level 2) at March 31, 2023, as calculated based on independent valuations whose inputs and significant value drivers are observable. The fair value of Term Loan A approximates the carrying value.

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

At March 31, 2023, the fair value of contingent consideration is $10,500 in other accrued liabilities and $33,385 in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2022, the Company had contingent consideration of $49,500 in other accrued liabilities and $32,033 in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2023	$81,533
Changes in fair value	-
Additional contingent consideration (1)	11,490
Payment of contingent consideration (2)	(49,286)
Present value interest accretion	148
Ending balance, March 31, 2023	$43,885

(1) Represents $11,490 of contingent deferred consideration for the Pramac buyout. See Note 3, "Redeemable Noncontrolling Interest".

(2) Includes payments of $479 in cash and $44,521 in shares for the ecobee acquisition and $4,286 in shares for the Chilicon acquisition. The payment of common stock is accounted for as a non-cash item in the condensed consolidated statement of cash flows.

6.   Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the three months ended March 31, 2023 and 2022, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	27,247	(1)	(4,488)	(2)	22,759
Ending Balance – March 31, 2023	$(74,298)		$31,955		$(42,343)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss)	(10,375)	(3)	18,728	(4)	8,353
Ending Balance – March 31, 2022	$(63,079)		$16,677		$(46,402)

(1)	Represents favorable impact from the weaking of the U.S. dollar against foreign currencies during the three months ended March 31, 2023, including the Euro and British Pound.
(2)	Represents unrealized losses of $(5,988) on the interest rate swaps, net of tax effect of $1,500 for the three months ended March 31, 2023.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2022, including the Euro and British Pound.
(4)	Represents unrealized gains of $25,054 on the interest rate swaps, net of tax effect of $(6,326) for the three months ended March 31, 2022.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations, and the Ottomotores, Tower Light, Pramac, Motortech, Selmec, Deep Sea, Off Grid Energy, and REFUstor acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices & solutions, and other power products geared for varying end customer uses. While Residential products and Commercial &

Industrial (C&I) products include similar products, they differ based on power output and end customer. The breakout of net sales between residential, C&I, and other products & services by reportable segment is as follows:

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2023
Product Classes	Domestic	International	Total
Residential products	$381,151	$37,712	$418,863
Commercial & industrial products	228,123	134,867	362,990
Other	95,112	10,945	106,057
Total net sales	$704,386	$183,524	$887,910

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2022
Product Classes	Domestic	International	Total
Residential products	$750,327	$26,617	$776,944
Commercial & industrial products	145,737	132,991	278,728
Other	68,610	11,574	80,184
Total net sales	$964,674	$171,182	$1,135,856

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which they in turn sell or rent to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential product's revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, energy storage systems, mobile heaters, mobile pumps, and related controllers for power generation equipment. These products are sold globally through industrial distributors and dealers, equipment rental companies and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, which they in turn sell or rent to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

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

The following table sets forth total sales by reportable segment and inclusive of intersegment sales:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$704,386	$183,524	$-	$887,910	$964,674	$171,182	$-	$1,135,856
Intersegment sales	15,607	32,942	(48,549)	-	10,270	14,250	(24,520)	-
Total sales	$719,993	$216,466	$(48,549)	$887,910	$974,944	$185,432	$(24,520)	$1,135,856

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including purchase accounting and contingent consideration adjustments, share-based compensation expense, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, and adjusted EBITDA attributable to noncontrolling interests.

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2023	2022
Domestic	$67,662	$170,421
International	32,413	25,992
Total adjusted EBITDA	$100,075	$196,413

Interest expense	(22,995)	(9,554)
Depreciation and amortization	(39,951)	(38,461)
Non-cash write-down and other adjustments (1)	3,160	7,792
Non-cash share-based compensation expense (2)	(10,334)	(8,827)
Transaction costs and credit facility fees (3)	(1,091)	(989)
Business optimization and other charges (4)	(1,100)	(1,159)
Provision for regulatory charges (5)	(5,800)	-
Other	46	289
Income before provision for income taxes	$22,010	$145,504

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.
(4)	Represents severance and other non-recurring restructuring charges.
(5)	Represents a provision of $5,800 for a matter with the Consumer Product Safety Commission concerning the imposition of penalty fines for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021.

The Company’s sales in the U.S. represented approximately 75% and 83% of total sales for the three months ended March 31, 2023 and March 31, 2022, respectively. Approximately 76% and 77% of the Company’s identifiable long-lived assets were located in the U.S. at  March 31, 2023 and December 31, 2022, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Raw material	$825,487	$798,340
Work-in-process	11,530	14,899
Finished goods	601,279	592,145
Total	$1,438,296	$1,405,384

Property and equipment consists of the following:

	March 31,	December 31,
	2023	2022
Land and improvements	$23,866	$22,589
Buildings and improvements	250,056	243,553
Machinery and equipment	241,332	229,593
Dies and tools	39,269	37,343
Vehicles	10,052	9,807
Office equipment and systems	159,098	148,166
Leasehold improvements	7,093	6,849
Construction in progress	58,021	52,522
Gross property and equipment	788,787	750,422
Accumulated depreciation	(298,644)	(282,818)
Total	$490,143	$467,604

Total property and equipment includes finance leases of $26,926 and $24,719 on  March 31, 2023 and  December 31, 2022, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$138,011	$94,213
Payments	(26,152)	(13,024)
Provision for warranty issued	15,865	21,425
Changes in estimates for pre-existing warranties	875	(1,123)
Balance at end of period	$128,599	$101,491

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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$132,813	$111,647
Deferred revenue contracts issued	9,726	9,546
Amortization of deferred revenue contracts	(5,854)	(5,270)
Balance at end of period	$136,685	$115,923

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  March 31, 2023 is as follows:

Remainder of 2023	$18,638
2024	25,688
2025	25,085
2026	20,734
2027	15,881
After 2027	30,659
Total	$136,685

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2023	2022
Product warranty liability
Current portion - accrued product warranty	$80,902	$89,141
Long-term portion - other long-term liabilities	47,697	48,870
Total	$128,599	$138,011

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$30,890	$30,291
Long-term portion - other long-term liabilities	105,795	102,522
Total	$136,685	$132,813

10.   Contract Balances

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $25,326 and $33,551 on  March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized revenue of $11,290 related to amounts included in the December 31, 2022 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $64,093 and $48,990, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2023	2022
Tranche A Term Loan	$750,000	$750,000
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(15,614)	(16,568)
Revolving Facility	250,000	90,000
Finance lease obligation	29,765	27,420
Other	1,233	966
Total	1,545,384	1,381,818
Less: current portion of debt	15,050	10,083
Less: current portion of finance lease obligation	2,979	2,650
Total	$1,527,355	$1,369,085

Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding at March 31, 2023 are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolving Facility	Total
2023	$9,375	$-	$-	$9,375
2024	28,125	-	-	28,125
2025	46,875	-	-	46,875
2026	65,625	530,000	-	595,625
2027	600,000	-	250,000	850,000
Total	$750,000	$530,000	$250,000	$1,530,000

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility principal is repayable in quarterly installments beginning in September 2023, as noted in the table above.

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Tranche B Term Loan Facility) and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted Secured Overnight Financing Rate (SOFR) rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%. The interest rate for the Tranche B Term Loan Facility as of March 31, 2023, was 6.52%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2023, the Company’s net secured leverage ratio was 2.13 to 1.00 times, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) resulting in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new revolving facility with an available borrowing amount of $1,250,000 (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility, make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility will bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. The interest rate for the Tranche A Term Loan Facility and the Revolving Facility as of March 31, 2023, was 6.27%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2023, the Company’s total leverage ratio was 2.22 to 1.00 times, and the Company's interest coverage ratio was 30.99 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2023.

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

As of March 31, 2023, there was $250,000 outstanding under the Revolving Facility, leaving $998,580 of availability, net of outstanding letters of credit.

See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest rate expense.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three months ended March 31, 2023 and 2022. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 11,748,713 shares of common stock for $777,379 (at an average cost per share of $66.17).

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as the satisfaction of certain contingent consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest,” to the condensed consolidated financial statements, for further information regarding the accounting for redeemable noncontrolling interests.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator
Net income attributable to Generac Holdings Inc.	$12,430	$113,858
Redeemable noncontrolling interest redemption value adjustment	(9,016)	(11,947)
Net income attributable to common shareholders	$3,414	$101,911

Denominator
Weighted average shares, basic	61,556,044	63,449,380
Dilutive effect of stock compensation awards (1)	738,403	1,279,626
Dilutive effect of contingently issued shares	-	99,813
Diluted shares	62,294,447	64,828,819

Net income attributable to common shareholders per share
Basic	$0.06	$1.61
Diluted	$0.05	$1.57

(1) Excludes approximately 411,000 and 17,000 stock options and restricted stock awards for the three months ended March 31, 2023 and March 31, 2022, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the three months ended March 31, 2023 and 2022 were 35.7% and 19.7%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation on a low pre-tax earnings base in the current period compared to the prior period.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on  March 31, 2023 and December 31, 2022 was approximately $179.8 million and $212.2 million respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (“Generac Power”). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that Power Home Solar allegedly incurred. The Company disputes the allegations in the complaint, including that Power Home Solar can seek consequential damages or amounts greater than the $25.0 million liability cap set forth in the agreement between the parties. On September 23, 2022, Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. On October 7, 2022, Power Home Solar, LLC filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The petition listed a $17.7 million liability to Generac Power, which Power Home Solar characterized as disputed. The $17.7 million claim relates to equipment that Generac Power sold to Power Home Solar but was not paid for. After filing of the bankruptcy petition, the parties filed a joint motion to toll Power Home Solar’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint, which motion was granted on October 11, 2022. The Company intends to vigorously defend against the claims in the complaint, whichever forum in which it may proceed.

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

Five additional putative class actions were filed by consumers of Generac clean energy products between November 21, 2022 and March 21, 2023. These complaints assert claims for breaches of warranty, tort-based, statutory, and unjust enrichment claims against Generac Power or the Company and seek to recover damages, including consequential damages, that plaintiffs and putative class allegedly incurred. The cases are pending in the Eastern District of Wisconsin (Basler, et al. v. Generac Power Systems, Inc., Case No. 22-cv-01386-NJ and Dillon v. Generac Power Systems, Inc., Case No. 23-cv-00034-NJ), the Northern District of California (Moon v. Generac Power Systems, Inc. et al., Case No. 22-cv-09183-CRB), the Eastern District of California (Locatell v. Generac Power Systems, Inc., et al., Case No. 23-cv-00203-TLN), and the County of Wake, State of North Carolina (Baltimore, et al. v. Generac Power Systems, Inc., Case No. 23CV006415-910. Generac Power and the Company dispute the allegations and intend to vigorously defend against the claims in the complaints. Generac Power and the Company have filed motions to dismiss in the Haak, Basler, and Moon cases.

On March 3, 2023, the plaintiff in the Moon case filed a motion (the “MDL Motion”) to transfer that case and others seeking relief for alleged harm purportedly arising in connection with a Generac clean energy product, to a proposed multidistrict litigation. Subsequently, the parties to each of the federal court actions filed motions to stay those actions until the Judicial Panel on Multidistrict Litigation (“JPML”) determines whether to grant the MDL Motion. Those motions to stay were granted by the respective courts. On March 28, 2023, Generac Power and the plaintiffs in the other putative federal class actions each filed responses to the MDL Motion in which all agreed that the pending cases should be transferred to the proposed Multidistrict Litigation. A hearing on the MDL Motion is scheduled for May 25, 2023.

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. On January 20, 2023, the California Ironworkers Field Pension Trust filed a related putative securities class action, also in the United States District Court for the Eastern District of Wisconsin. Both complaints assert claims for alleged violation of federal securities law related to disclosures of quality issues in Generac Power’s clean energy product, reliance on channel partners, and accounting for warranty reserves. The plaintiffs seek to represent a class of individuals who purchased or otherwise acquired common stock between April 29, 2021 and November 1, 2022 and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock. On March 14, 2023, the court consolidated the two actions. Motions to consolidate the putative class actions and to appoint a lead plaintiff have been filed and are pending with the court. The Company disputes the allegations and intends to vigorously defend against the claims in the consolidated class action.

On February 3, 2023, a purported Company shareholder filed a shareholder derivative action against certain of the Company’s officers and directors in the United States District Court for the Eastern District of Wisconsin. The complaint seeks unspecified damages on behalf of the Company and certain other relief, such as certain reforms to corporate governance practices. The complaint (in which the Company is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of the Company’s public statements and legal compliance, and that the Company was damaged as a result of the breaches of fiduciary duties, and the defendants were unjustly enriched. The complaint also alleges, among other things, violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, abuse of control, gross mismanagement, and waste of corporate assets. On March 6, 2023, a second shareholder derivative action, making substantially similar allegations, was filed in the same court against certain of the Company’s officers and directors. The complaint (in which the Company is named as a nominal defendant) asserts a single claim for breach of fiduciary duty and seeks unspecified damages on behalf of the Company and certain other relief.

Between March 20, 2023 and April 11, 2023, three shareholder derivative actions were filed in the Circuit Court of Waukesha County, Wisconsin. The complaints (in which the Company is named as a nominal defendant) assert breaches of fiduciary duty and unjust enrichment, among other claims, based generally on alleged misrepresentations in the Company’s public statements and filings relating to the Company’s clean energy product, reliance on channel partners, and accounting for warranty reserves, among other allegations. Each complaint seeks unspecified damages on behalf of the Company and certain other relief, including certain corporate governance reforms. The Company disputes the allegations in the shareholder derivative actions and intends to vigorously defend against the claims in the complaints.

On  October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan, as a result of which the Company became aware of an enforcement investigation by the U.S. Department of Justice (“DOJ”). The subpoena requests similar documents and information provided by the Company to the U.S. Environmental Protection Agency ("EPA") and the California Air Resources Board ("CARB") in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1.85 thousand portable generators produced by the Company in 2019 and 2020 and sold in 2020. The Company is cooperating with both the DOJ and the EPA and CARB inquiries.

On  November 30, 2022, the U.S. Consumer Product Safety Commission ("CPSC") notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report under section 19(a)(4) of the Consumer Product Safety Act ("CPSA"), 15 U.S.C. § 2068(a)(4), in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021. On May 3, 2023, the CPSC provisionally accepted the terms of a mutual settlement agreement between the CPSC and the Company. The parties entered into such agreement for settlement purposes only. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement, once finalized, would require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15.8 million. The settlement agreement with CPSC under its current terms will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	fluctuations in cost and quality of raw materials required to manufacture our products;
●	availability of both labor and key components from our manufacturing operations and global supply chain, including single-sourced components and contract manufacturers, needed in producing our products;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions will not be realized, or will not be realized within the expected time period;
●	the risk that our acquisitions will not be integrated successfully;
●	the impact on our results of possible fluctuations in interest rates, foreign currency exchange rates, commodities, product mix, logistics costs and regulatory tariffs;
●	difficulties we may encounter as our business expands globally or into new markets;
●	our dependence on our distribution network;
●	our ability to remain competitive by investing in, developing or adapting to changing technologies and manufacturing techniques, as well as protecting our intellectual property rights;
●	loss of our key management and employees;
●	increase in product and other liability claims or recalls;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	changes in laws and regulations regarding environmental, health and safety, product compliance, or international trade that affect our products, operations, or customer demand;
●	significant legal proceedings, claims, lawsuits, or government investigations; and
●	changes in durable goods spending by consumers and businesses or other macroeconomic conditions, impacting demand for our products.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation systems for residential and commercial & industrial (C&I) applications, solar + battery storage solutions, energy management devices and energy services, advanced power grid software platforms, and engine- & battery-powered tools and equipment. As an energy technology solutions company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. In recent years, the Company has been evolving its business model to focus on building out an ecosystem of energy technology products, solutions, and services for home and business purposes. As part of this evolution, we have made significant investments into rapidly growing markets such as residential clean energy storage, solar module-level power electronics (MLPE), and energy monitoring & management devices, all of which are distributed energy resources (DERs) that can be aggregated into virtual power plants (VPPs) within grid services programs. In addition, we have been leveraging our leading position in the growing market for natural gas fueled generators to expand into applications beyond standby power, allowing us to participate in Energy-as-a-Service and microgrid projects for C&I customers. We believe natural gas represents a cleaner transition fuel to more renewable and energy storage sources compared to diesel.

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

As our traditional power generation markets remain strong due to multiple mega-trends that are driving increased penetration of our products, we believe we are in an excellent position to execute on this opportunity given our competitive strengths. In addition, our focus on more resilient, efficient and sustainable energy solutions has dramatically increased our served addressable market, and as a result, we believe that Generac is well-positioned for success over the long term.

Mega-Trends, Strategic Growth Themes, and Additional Business Drivers

In 2021, we unveiled our “Powering A Smarter World” strategic plan, which serves as the framework for the significant investments we have made and will continue to make to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is based on the combination of several key mega-trends that we believe will drive several significant strategic growth themes for our business. See our Annual Report on Form 10-K for the year ended December 31, 2022 for more information on our "Powering A Smarter World" strategic plan.

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

Strategic Growth Themes:

Power quality issues continue to increase. Power disruptions are an important driver of consumer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major outage event. Energy storage systems offer similar resiliency advantages to consumers and can benefit from these same awareness drivers, at least for short duration power outages. The optional standby market for C&I power generation is also driven by power quality issues and the related need for backup power. Attitudes around climate change have shifted and undergone increased global focus, and an aging and underinvested electrical grid infrastructure remains highly vulnerable to the expectation of more volatile and severe weather. Additionally, rapid growth in renewable power sources such as solar and wind is resulting in increased intermittency of supply, further impairing the reliable supply of electricity at a time when demand is starting to increase meaningfully with the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. These developments are causing a growing supply/demand imbalance for grid operators across North America, which has led to recent high-profile examples of rolling blackouts necessary to maintain grid integrity. In fact, the North American Electric Reliability Corporation has labeled significant portions of the continent as being at high risk of resource adequacy shortfalls during normal seasonal peak conditions in the 2023-2027 period due in part to these supply/demand dynamics. Further, in California, Public Safety Power Shutoff events have occurred whereby public utilities are turning off power supply to their customers under certain circumstances to prevent their transmission equipment from starting wildfires, which we anticipate may continue in the future. Taken together, we expect these factors to continue driving increased awareness and demand for Generac’s products within multiple categories.

Home standby penetration opportunity is significant. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. With only approximately 5.75% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $150,000, as defined by the U.S. Census Bureau's 2021 American Housing Survey for the United States), we believe there are significant opportunities to further penetrate the residential standby generator market both domestically and internationally. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our home standby generators. Additionally, Smart Grid Ready capabilities have the potential to turn an asset previously utilized only in emergency power outage situations into a source of recurring revenue for the homeowner and a contributor to grid stability for utilities and grid operators, therefore driving incremental interest in the product category.

Solar, storage, and energy management markets developing quickly. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and batteries. On-site power generation from renewable sources such as solar and wind, and cleaner-burning natural gas generators, is projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. We expect to further advance our capabilities in clean energy by increasing our product development, sourcing, distribution, and marketing efforts, as we leverage our significant competencies in the residential standby generator market to augment our market position in the emerging residential solar, storage, monitoring and management markets. Additionally, these markets are receiving an increasing level of regulatory and legislative support, most notably from the Inflation Reduction Act that was passed in 2022. This legislation includes significant subsidies and investment tax credits for consumers and business over the coming decade and provides necessary opportunity for long-term, value-creating investments for market participants.

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

Natural gas generators driving growth.  We believe natural gas will continue to be an important and cleaner transition fuel of the future, in comparison to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, which we believe will continue to grow at a faster rate than traditional diesel fueled generators. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids and overall use as a distributed energy resource in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having Smart Grid Ready capabilities, which allows for end users to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in the first quarter of 2023. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 19% to 25% of our net sales occurred in the first quarter, 22% to 28% in the second quarter, 24% to 28% in the third quarter and 23% to 31% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. For Residential products, we are currently experiencing higher field inventories for home standby generators given installation capacity constraints in our distribution network that resulted in lower orders from our channel partners in the first quarter of 2023 and this headwind is expected to moderate as we enter the second half of 2023.

Russia-Ukraine Conflict.    In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. In March 2022, we announced our suspension of operations and sales in Russia. Our sales to customers in Russia and Ukraine represented less than 1% of our total revenue for the year ended December 31, 2021, and therefore the impact on our financial results has not been and is not expected to be material. However, the situation remains uncertain, and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business. In particular, the situation could increase our costs, disrupt our supply chain, significantly hinder our ability to find materials or key single-sourced components we need to make certain products, or otherwise adversely affect our business and results of operations.

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions to the existing Tranche B Term Loan Facility were replaced with SOFR provisions. During the three months ended March 31, 2023, interest expense increased compared to the three months ended March 31, 2022, primarily due to increased borrowings, higher interest rates, and interest accretion on contingent acquisition consideration. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation on a low pre-tax earnings base in the current period compared to the prior period. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not impact the current quarter results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net sales	$887,910	$1,135,856	$(247,946)	-21.8%
Costs of goods sold	615,411	775,108	(159,697)	-20.6%
Gross profit	272,499	360,748	(88,249)	-24.5%
Operating expenses:
Selling and service	100,688	98,243	2,445	2.5%
Research and development	41,820	39,744	2,076	5.2%
General and administrative	59,685	41,972	17,713	42.2%
Amortization of intangible assets	25,823	26,054	(231)	-0.9%
Total operating expenses	228,016	206,013	22,003	10.7%
Income from operations	44,483	154,735	(110,252)	-71.3%
Total other expense, net	(22,473)	(9,231)	(13,242)	143.4%
Income before provision for income taxes	22,010	145,504	(123,494)	-84.9%
Provision for income taxes	7,849	28,608	(20,759)	-72.6%
Net income	14,161	116,896	(102,735)	-87.9%
Net income attributable to noncontrolling interests	1,731	3,038	(1,307)	-43.0%
Net income attributable to Generac Holdings Inc.	$12,430	$113,858	$(101,428)	-89.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$704,386	$964,674	$(260,288)	-27.0%
International	183,524	171,182	12,342	7.2%
Total net sales	$887,910	$1,135,856	$(247,946)	-21.8%

	Total Sales by Reportable Segment
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$704,386	$15,607	$719,993	$964,674	$10,270	$974,944
International	183,524	32,942	216,466	171,182	14,250	185,432
Intercompany elimination	-	(48,549)	(48,549)	-	(24,520)	(24,520)
Total net sales	$887,910	$-	$887,910	$1,135,856	$-	$1,135,856

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Domestic	$67,662	$170,421	$(102,759)	-60.3%
International	32,413	25,992	6,421	24.7%
Total Adjusted EBITDA	$100,075	$196,413	$(96,338)	-49.0%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$418,863	$776,944	$(358,081)	-46.1%
Commercial & industrial products	362,990	278,728	84,262	30.2%
Other	106,057	80,184	25,873	32.3%
Total net sales	$887,910	$1,135,856	$(247,946)	-21.8%

Net sales.   Domestic segment total sales (including inter-segment sales) declined $255.0 million or 26.2% to $720.0 million in the first quarter of 2023, with the impact of acquisitions contributing approximately 3% revenue growth for the quarter. The decline in sales was driven primarily by lower home standby and clean energy product shipments. This decline was partially offset by strong C&I product sales growth across all channels, highlighted by national rental equipment, industrial distributors, telecom and other direct customers for "beyond standby" applications.

International segment total sales (including inter-segment sales) increased $31.0 million or 16.7% to $216.5 million, with the net impact of acquisitions and foreign currency contributing approximately 2% net headwind to revenue growth for the quarter. The sales growth for the segment was primarily driven by strength in the Company's European operations.

In addition, total contribution from non-annualized acquisitions for first quarter of 2023 was $27.3 million, including $25.9 million for the domestic segment and $1.4 million for the international segment.

Gross profit.  Gross profit margin for the first quarter of 2023 was 30.7% compared to 31.8% in the prior year first quarter. Margins declined primarily due to the significant impact of unfavorable sales mix, partially offset by the realization of previously implemented pricing actions and lower input costs.

Operating Expenses.  Operating expenses increased $22.0 million or 10.7%, as compared to the prior year first quarter, including a $5.8 million provision for a regulatory matter with the CPSC (see Note 15, “Commitments and Contingencies” for additional information). The remaining increase was primarily driven by increased marketing, promotion and employee costs as well as recurring operating expenses from recent acquisitions.

Other Expense.  The increase in other expense, net was driven primarily by higher interest expense due to higher borrowings and interest rates than the prior year quarter.

Provision for income taxes.    The effective income tax rates for the three months ended March 31, 2023 and 2022 were 35.7% and 19.7%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation on a lower pre-tax earnings base in the current quarter compared to the prior year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $12.4 million as compared to $113.9 million in the prior year first quarter. This decrease was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA for the Domestic segment in the first quarter of 2023 was $67.7 million or 9.4% of total domestic segment sales as compared to $170.4 million or 17.5% in the prior year quarter. Additionally, this lower margin performance was primarily driven by unfavorable sales mix and reduced operating leverage on lower shipments. The impact of acquisitions and continued energy technology growth investments negatively affected margins during the quarter. These impacts were partially offset by previously implemented pricing actions and lower input costs.

Adjusted EBITDA for the international segment in the first quarter of 2023, before deducting for non-controlling interests, was $32.4 million, or 15.0% of international total sales, as compared to $26.0 million, or 14.0% of total sales, in the prior year quarter. This strong margin performance was primarily driven by favorable price/cost dynamics and improved operating leverage on higher sales volumes.

Adjusted Net Income.    Adjusted Net Income of $39.4 million for the three months ended March 31, 2023 decreased 69.2% from $128.2 million for the three months ended March 31, 2022. This decrease was primarily driven by lower net income due to the factors outlined above, partially offset by the impact of various add-backs in the current year quarter.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw materials and components, salaries & benefits, facility and lease costs, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations through cash flow generated from operations and borrowings under our revolving credit facility.

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Tranche B Term Loan Facility) and included a $300,000 uncommitted incremental term loan on that facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) resulting in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new revolving facility with an available borrowing amount of $1,250,000 (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions to the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility, make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

As of March 31, 2023, there was $530 million outstanding under the Tranche B Term Loan Facility, $750 million outstanding under the Tranche A Term Loan Facility, and $250 million of borrowings on our Revolving Facility, leaving $998.6 million of availability, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's Revolving Facility total leverage ratio and subject to a SOFR floor of 0.0%. At March 31, 2023 The interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 6.27%, 6.27%, and 6.52%, respectively. See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest rate expense.

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility principal is repayable in quarterly installments beginning in September 2023. Payments on the Revolving Facility are not due until 2027. Principal payments are due on these facilities as follows:

2023	$9,375
2024	28,125
2025	46,875
2026	595,625
2027	850,000
Total	$1,530,000

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00 times. As of March 31, 2023, our net secured leverage ratio was 2.13 to 1.00 times. The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2023, the Company’s total leverage ratio was 2.22 to 1.00 times, and the Company's interest coverage ratio was 30.99 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2023.

As of March 31, 2023, we had $1,136 million of available liquidity comprised of $137.4 million of cash and cash equivalents and $998.6 million available under our Revolving Facility, net of outstanding letters of credit. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250 million of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500 million of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three months ended March 31, 2023. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 11,748,713 shares of our common stock for $777,379 (at an average cost per share of $66.17).

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase program.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 10% of net sales for the three months ended March 31, 2023 and 2022. The amount financed by dealers which remained outstanding was $179.8 million and $212.2 million as of March 31, 2023, and December 31, 2022, respectively.

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

Cash Flow

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(18,559)	$(10,142)	$(8,417)	83.0%
Net cash used in investing activities	(41,286)	(27,375)	(13,911)	50.8%
Net cash provided by financing activities	63,673	95,601	(31,928)	-33.4%

The decline in operating cash flows for the three months ended March 31, 2023 primarily represents lower operating earnings and a $36 million one-time cash tax payment for tax planning related to a recent acquisition, mostly offset by lower investment in working capital as compared to the prior year.

Net cash used in investing activities for the three months ended March 31, 2023 primarily represents cash payments of $24.0 million related to the purchase of property and equipment, $16.2 million for the acquisition of REFUstor and a $2.0 million minority investment in Rolling Energy Resources.

Net cash used in investing activities for the three months ended March 31, 2022 primarily represents cash payments of $28.2 million related to the purchase of property and equipment and $2.9 million related to an equity method investment in a tax equity fund, which were partially offset by cash proceeds from beneficial interests in securitization transactions of $1.6 million, cash proceeds on the sale of an investment of $1.3 million, and cash proceeds from the sale of property and equipment of $1.9 million.

Net cash provided by financing activities for the three months ended March 31, 2023 primarily represents proceeds of $267.9 million from long-term borrowings, $19.5 million from short-term borrowings, and $5.0 million from the exercise of stock options. These cash proceeds were partially offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $118.7 million of debt repayments ($5.1 million of short-term borrowings and $113.6 million of long-term borrowings and finance lease obligations), and $4.7 million of taxes paid related to equity awards.

Net cash provided by financing activities for the three months ended March 31, 2022 primarily represents proceeds of $136.7 million from short-term borrowings, $110.0 million from long-term borrowings, and $9.9 million from the exercise of stock options. These cash proceeds were partially offset by $126.3 million of debt repayments ($124.6 million of short-term borrowings and $1.7 million of long-term borrowings and finance lease obligations), and $34.6 million of taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 22, 2023 filing of our Annual Report on Form 10-K for the year ended December 31, 2022, except for the Revolving Facility draws as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; and income taxes.

There have been no material changes in our critical accounting policies since the February 22, 2023 filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, and adjusted EBITDA attributable to noncontrolling interests, as set forth in the reconciliation table below.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a benchmark for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our 2023 Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect our capital expenditures, or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2023	2022
Net income attributable to Generac Holdings Inc.	$12,430	$113,858
Net income attributable to noncontrolling interests	1,731	3,038
Net income	14,161	116,896
Interest expense	22,995	9,554
Depreciation and amortization	39,951	38,461
Provision for income taxes	7,849	28,608
Non-cash write-down and other adjustments (a)	(3,160)	(7,792)
Non-cash share-based compensation expense (b)	10,334	8,827
Transaction costs and credit facility fees (c)	1,091	989
Business optimization and other charges (d)	1,100	1,159
Provision for regulatory charges (e)	5,800	-
Other	(46)	(289)
Adjusted EBITDA	100,075	196,413
Adjusted EBITDA attributable to noncontrolling interests	3,133	3,425
Adjusted EBITDA attributable to Generac Holdings Inc.	$96,942	$192,988

(a)   Represents the following non-cash charges, gains, and other adjustments: gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration related adjustments. We believe that adjusting net income for these non-cash charges and gains is useful for the following reasons:

•

The gains/losses on disposals of assets and sales of certain investments result from the sale of assets that are no longer useful in our business and therefore represent gains or losses that are not from our core operations.

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

•	Purchase accounting and contingent consideration related adjustments relate to the acquisition of businesses and the accounting related to those acquisitions.

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

(d)  Represents severance and other non-recurring restructuring charges.

(e)  Represents a provision of $5.8 million for a matter with the Consumer Product Safety Commission concerning the imposition of penalty fines for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges (if any), certain transaction costs and other purchase accounting adjustments, losses on extinguishment of debt, business optimization and other charges, certain specific provisions, certain other non-cash gains and losses or charges, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2023	2022
Net income attributable to Generac Holdings Inc.	$12,430	$113,858
Net income attributable to noncontrolling interests	1,731	3,038
Net income	14,161	116,896
Amortization of intangible assets	25,823	26,054
Amortization of deferred finance costs and original issue discount	954	637
Transaction costs and other purchase accounting adjustments (a)	718	(5,756)
(Gain)/loss attributable to business or asset dispositions (b)	(119)	(229)
Business optimization and other charges (c)	1,100	1,159
Provision for regulatory charges (d)	5,800	-
Tax effect of add backs (e)	(7,131)	(9,256)
Adjusted net income	41,306	129,505
Adjusted net income attributable to noncontrolling interests	1,861	1,355
Adjusted net income attributable to Generac Holdings Inc.	$39,445	$128,150

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.63	$1.98
Weighted average common shares outstanding - diluted:	62,294,447	64,828,819

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

(c)  Represents severance and other non-recurring restructuring charges.

(d)  Represents a provision of $5.8 million for a matter with the Consumer Product Safety Commission concerning the imposition of penalty fines for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021.

(e)  In the third quarter of 2022, management determined that certain add-backs in 2022 should be reported net of tax. Add-backs in the first quarter of 2022 were not reported net of tax, and we reported adjusted net income attributable to Generac Holdings Inc. for the first quarter ended 2022 of $135,271 or $2.09.  Taking into account the tax effect on certain add-backs, the revised reported adjusted net income attributable to Generac Holdings Inc. for the first quarter ended 2022 is $128,150 or $1.98.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 22, 2023 filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2023, which consisted solely of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2023 – 01/31/2023	150	$236.87	-	$278,059,869
02/01/2023 – 02/28/2023	169	$129.85	-	$278,059,869
03/01/2023 – 03/31/2023	36,652	$119.61	-	$278,059,869
Total	36,971	$120.12

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits Number	Description
3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on March 10, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 9, 2023