Form 10-Q
period 2023-06-30
GENERAC HOLDINGS INC.
filed 2023-08-08
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(262) 544-4811

(Registrant's telephone number, including area code)

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

As of August 2, 2023 there were 62,242,577 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$192,768	$132,723
Accounts receivable, less allowance for credit losses of $29,610 and $27,664 at June 30, 2023 and December 31, 2022, respectively	540,332	522,458
Inventories	1,436,619	1,405,384
Prepaid expenses and other current assets	103,334	121,783
Total current assets	2,273,053	2,182,348

Property and equipment, net	505,026	467,604

Customer lists, net	200,478	206,987
Patents and technology, net	438,148	454,757
Other intangible assets, net	34,515	41,719
Tradenames, net	223,229	227,251
Goodwill	1,430,283	1,400,880
Deferred income taxes	13,953	12,746
Operating lease and other non-current assets	203,286	175,170
Total assets	$5,321,971	$5,169,462

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$77,889	$48,990
Accounts payable	454,727	446,050
Accrued wages and employee benefits	53,417	45,741
Accrued product warranty	74,025	89,141
Other accrued liabilities	254,700	349,389
Current portion of long-term borrowings and finance lease obligations	22,069	12,733
Total current liabilities	936,827	992,044

Long-term borrowings and finance lease obligations	1,523,310	1,369,085
Deferred income taxes	114,990	125,691
Operating lease and other long-term liabilities	319,400	312,916
Total liabilities	2,894,527	2,799,736

Redeemable noncontrolling interests	5,688	110,471

Stockholders' equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,097,016 and 72,701,257 shares issued at June 30, 2023 and December 31, 2022, respectively	732	728
Additional paid-in capital	1,053,759	1,016,138
Treasury stock, at cost, 10,858,348 and 11,284,350 shares at June 30, 2023 and December 31, 2022, respectively	(779,892)	(808,491)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,363,015	2,316,224
Accumulated other comprehensive loss	(16,216)	(65,102)
Stockholders' equity attributable to Generac Holdings Inc.	2,419,282	2,257,381
Noncontrolling interests	2,474	1,874
Total stockholders' equity	2,421,756	2,259,255
Total liabilities and stockholders' equity	$5,321,971	$5,169,462

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$1,000,420	$1,291,391	$1,888,330	$2,427,247
Costs of goods sold	671,999	834,406	1,287,410	1,609,514
Gross profit	328,421	456,985	600,920	817,733

Operating expenses:
Selling and service	115,743	120,066	216,431	218,309
Research and development	43,942	41,599	85,762	81,343
General and administrative	56,371	52,600	116,056	94,572
Amortization of intangibles	26,393	25,876	52,216	51,930
Total operating expenses	242,449	240,141	470,465	446,154
Income from operations	85,972	216,844	130,455	371,579

Other (expense) income:
Interest expense	(25,160)	(10,235)	(48,155)	(19,789)
Investment income	941	92	1,629	169
Loss on extinguishment of debt	-	(3,743)	-	(3,743)
Other, net	(331)	505	(497)	751
Total other expense, net	(24,550)	(13,381)	(47,023)	(22,612)

Income before provision for income taxes	61,422	203,463	83,432	348,967
Provision for income taxes	15,907	45,826	23,756	74,434
Net income	45,515	157,637	59,676	274,533
Net income attributable to noncontrolling interests	317	1,278	2,048	4,316
Net income attributable to Generac Holdings Inc.	$45,198	$156,359	$57,628	$270,217

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.70	$2.24	$0.76	$3.85
Weighted average common shares outstanding - basic:	61,721,614	63,662,510	61,645,341	63,607,711

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.70	$2.21	$0.75	$3.78
Weighted average common shares outstanding - diluted:	62,348,184	64,713,748	62,429,911	64,799,002

Comprehensive income attributable to Generac Holdings Inc.	$69,060	$120,864	$104,422	$243,229

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2023	73,052,760	$731	$1,042,786	(10,855,203)	$(779,533)	$(202,116)	$2,319,638	$(42,343)	$2,339,163	$2,216	$2,341,379
Unrealized gain on interest rate swaps, net of tax of $1,922								5,752	5,752		5,752
Foreign currency translation adjustment								20,375	20,375	(5)	20,370
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	44,256	1	928						929		929
Net share settlement of restricted stock awards				(3,145)	(359)				(359)		(359)
Share-based compensation			10,045						10,045		10,045
Redemption value adjustment							(1,821)		(1,821)		(1,821)
Net income							45,198		45,198	263	45,461

Balance at June 30, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain on interest rate swaps, net of tax of $423								1,264	1,264		1,264
Foreign currency translation adjustment								47,622	47,622	55	47,677
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	384,816	4	1,832						1,836		1,836
Net share settlement of restricted stock awards				(40,116)	(4,797)				(4,797)		(4,797)
Share-based compensation			20,379						20,379		20,379
Payment of contingent consideration	10,943		15,410	466,118	33,396				48,806		48,806
Redemption value adjustment							(10,837)		(10,837)		(10,837)
Net income							57,628		57,628	545	58,173

Balance at June 30, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2022	72,589,905	$727	$959,890	(8,740,863)	$(471,833)	$(202,116)	$2,067,868	$(46,402)	$2,308,134	$478	$2,308,612
Unrealized gain on interest rate swaps, net of tax of $2,408								7,129	7,129	–	7,129
Foreign currency translation adjustment								(43,566)	(43,566)	(256)	(43,822)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	(1,317)		194						194		194
Net share settlement of restricted stock awards				(14,588)	(3,461)				(3,461)		(3,461)
Share-based compensation			7,735						7,735		7,735
Redemption value adjustment							(13,645)		(13,645)		(13,645)
Net income							156,359		156,359	661	157,020

Balance at June 30, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $8,734								25,857	25,857	–	25,857
Foreign currency translation adjustment								(53,941)	(53,941)	(74)	(54,015)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	202,571	2	(1,682)						(1,680)		(1,680)
Net share settlement of restricted stock awards				(88,420)	(26,318)				(26,318)		(26,318)
Share-based compensation			16,562						16,562		16,562
Redemption value adjustment							(25,592)		(25,592)		(25,592)
Net income							270,217		270,217	644	270,861

Balance at June 30, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$59,676	$274,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,982	25,629
Amortization of intangible assets	52,216	51,930
Amortization of original issue discount and deferred financing costs	1,921	1,287
Loss on extinguishment of debt	–	3,743
Deferred income taxes	(14,152)	(61,625)
Share-based compensation expense	20,379	16,562
Gain on disposal of assets	(532)	(587)
Other noncash (gains) charges	735	(2,037)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,535)	(143,308)
Inventories	(15,897)	(158,232)
Other assets	16,333	1,637
Accounts payable	(2,449)	(54,583)
Accrued wages and employee benefits	6,694	(11,876)
Other accrued liabilities	(72,743)	86,616
Excess tax benefits from equity awards	(1,040)	(15,996)
Net cash provided by operating activities	64,588	13,693

Investing activities
Proceeds from sale of property and equipment	1,801	1,883
Proceeds from sale of investment	–	1,308
Proceeds from beneficial interests in securitization transactions	1,472	1,843
Contribution to equity method investment	(6,627)	(10,229)
Purchase of long-term investment	(2,000)	–
Expenditures for property and equipment	(53,900)	(46,503)
Acquisition of business, net of cash acquired	(16,188)	(11,421)
Net cash used in investing activities	(75,442)	(63,119)

Financing activities
Proceeds from short-term borrowings	45,989	216,681
Proceeds from long-term borrowings	317,975	935,000
Repayments of short-term borrowings	(21,125)	(208,244)
Repayments of long-term borrowings and finance lease obligations	(160,557)	(538,401)
Payment of contingent acquisition consideration	(4,979)	–
Payment of debt issuance costs	–	(10,330)
Purchase of additional ownership interest	(104,844)	(375)
Taxes paid related to equity awards	(9,186)	(38,347)
Proceeds from exercise of stock options	6,223	10,383
Net cash provided by financing activities	69,496	366,367

Effect of exchange rate changes on cash and cash equivalents	1,403	2,860

Net increase in cash and cash equivalents	60,045	319,801
Cash and cash equivalents at beginning of period	132,723	147,339
Cash and cash equivalents at end of period	$192,768	$467,140

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

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

2.   Acquisitions

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial market.

The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through June 30, 2023. The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized prior to March 31, 2024, and there have not been any material changes to the balances acquired as of June 30, 2023. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

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

The combined purchase price for these two acquisitions was $25,654, net of cash acquired. The Company recorded its preliminary purchase price allocation for EEC and Blue Pillar during the second quarter and fourth quarter of 2022, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for EEC was finalized in the second quarter of 2023 and did not result in material adjustments to the Company's preliminary estimates. Through the second quarter of 2023, the combined purchase price for EEC and Blue Pillar has increased to $27,456 due to working capital true-ups. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through June 30, 2023. Pro forma and other financial information are not presented as the effects of the 2022 acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price included $105,264 of initial consideration (which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement in the first quarter of 2023) and $11,490 of contingent deferred consideration to be paid in up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022, and which shall vest upon achievement of certain earnings targets at the end of the earn-out period, December 31, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$3,814	$71,511	$110,471	$58,050
Net income	222	816	1,670	3,672
Foreign currency translation	(169)	(3,228)	(536)	(4,109)
Purchase of additional ownership interest	-	86	(116,754)	(375)
Redemption value adjustment	1,821	13,645	10,837	25,592
Balance at end of period	$5,688	$82,830	$5,688	$82,830

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements which were still outstanding as of June 30, 2023.

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

The amount of gains/(losses), net of tax recognized, for the three and six months ended June 30, 2023, was $5,752 and $1,264, respectively. The amount of gains/(losses), net of tax, recognized for the three and six months ended June 30, 2022, was $7,129 and $25,857, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	June 30, 2023	December 31, 2022
Commodity contracts	$79	$-
Foreign currency contracts	130	94
Interest rate swaps	50,966	49,279

In the condensed consolidated balance sheets, the fair value of the commodity and foreign currency contracts is included in prepaid expenses and other current assets, and the fair value of the interest rate swaps is included in operating lease and other assets. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2023 and December 31, 2022 is an asset of $52,998 and $51,184 respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $524,114, was $528,013 (Level 2) at June 30, 2023, as calculated based on independent valuations which contain inputs and significant value drivers that are observable. As the Term Loan A is not actively traded, the fair value of Term Loan A approximates the carrying value.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10.

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

At June 30, 2023, the fair value of contingent consideration is $39,579 in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2022, the Company had contingent consideration of $49,500 in other accrued liabilities and $32,033 in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2023	$81,533
Changes in fair value	-
Additional contingent consideration (1)	11,490
Payment of contingent consideration (2)	(53,786)
Present value interest accretion	342
Ending balance, June 30, 2023	$39,579

(1) Represents $11,490 of contingent deferred consideration for the Pramac buyout. See Note 3, "Redeemable Noncontrolling Interest".

(2) Includes payments of $479 in cash and $44,521 in shares for the ecobee acquisition, $4,286 in shares for the Chilicon acquisition, and $4,500 in cash for the Mean Green acquisition. The payment of common stock is accounted for as a non-cash item in the condensed consolidated statement of cash flows.

6.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three and six months ended June 30, 2023 and 2022, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2023	$(74,298)		$31,955		$(42,343)
Other comprehensive income (loss)	20,375	(1)	5,752	(2)	26,127
Ending Balance – June 30, 2023	$(53,923)		$37,707		$(16,216)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2022	$(63,079)		$16,677		$(46,402)
Other comprehensive income (loss)	(43,566)	(3)	7,129	(4)	(36,437)
Ending Balance – June 30, 2022	$(106,645)		$23,806		$(82,839)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	47,622	(1)	1,264	(5)	48,886
Ending Balance – June 30, 2023	$(53,923)		$37,707		$(16,216)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss)	(53,941)	(3)	25,857	(6)	(28,084)
Ending Balance – June 30, 2022	$(106,645)		$23,806		$(82,839)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized gains of $7,674 on the interest rate swaps, net of tax effect of $(1,922) for the three months ended June 30, 2023.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2022, particularly the Euro and British Pound.
(4)	Represents unrealized gains of $9,537 on the interest rate swaps, net of tax effect of $(2,408) for the three months ended June 30, 2022.
(5)	Represents unrealized gains of $1,687 on the interest rate swaps, net of tax effect of $(423) for the six months ended June 30, 2023.
(6)	Represents unrealized gains of $34,591 on the interest rate swaps, net of tax effect of $(8,734) for the six months ended June 30, 2022.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations and the Company's various international acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices and solutions, and other power products geared for varying end customer uses. While Residential products and Commercial & Industrial (C&I) products include similar products, they differ based on power output and end customer. The breakout of net sales between residential, C&I, and other products and services by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended June 30, 2023
Product Classes	Domestic	International	Total
Residential products	$468,184	$30,403	$498,587
Commercial & industrial products	234,605	149,748	384,353
Other	101,750	15,730	117,480
Total net sales	$804,539	$195,881	$1,000,420

	Net Sales by Segment
	Three Months Ended June 30, 2022
Product Classes	Domestic	International	Total
Residential products	$860,014	$35,999	$896,013
Commercial & industrial products	173,549	135,799	309,348
Other	73,868	12,162	86,030
Total net sales	$1,107,431	$183,960	$1,291,391

	Net Sales by Segment
	Six Months Ended June 30, 2023
Product Classes	Domestic	International	Total
Residential products	$849,336	$68,114	$917,450
Commercial & industrial products	462,729	284,614	747,343
Other	196,862	26,675	223,537
Total net sales	$1,508,927	$379,403	$1,888,330

	Net Sales by Segment
	Six Months Ended June 30, 2022
Product Classes	Domestic	International	Total
Residential products	$1,610,341	$62,616	$1,672,957
Commercial & industrial products	319,286	268,791	588,077
Other	142,478	23,735	166,213
Total net sales	$2,072,105	$355,142	$2,427,247

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, energy storage systems, energy management devices and solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, which they in turn sell or rent to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential product's revenues are transferred to the customer at a point in time.

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

The Other product class consists primarily of aftermarket service parts and product accessories sold to our customers, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty revenue and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed.

The following table sets forth total sales by reportable segment and is inclusive of intersegment sales:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$804,539	$195,881	$-	$1,000,420	$1,107,431	$183,960	$-	$1,291,391
Intersegment sales	10,713	27,842	(38,555)	-	18,987	19,334	(38,321)	-
Total sales	$815,252	$223,723	$(38,555)	$1,000,420	$1,126,418	$203,294	$(38,321)	$1,291,391

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$1,508,927	$379,403	$-	$1,888,330	$2,072,105	$355,142	$-	$2,427,247
Intersegment sales	26,320	60,784	(87,104)	-	29,257	33,659	(62,916)	-
Total sales	$1,535,247	$440,187	$(87,104)	$1,888,330	$2,101,362	$388,801	$(62,916)	$2,427,247

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including purchase accounting and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, and certain other specific provisions.

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$103,202	$241,928	$170,863	$412,349
International	33,343	29,534	65,757	55,526
Total adjusted EBITDA	$136,545	$271,462	$236,620	$467,875

Interest expense	(25,160)	(10,235)	(48,155)	(19,789)
Depreciation and amortization	(41,247)	(39,098)	(81,198)	(77,559)
Non-cash write-down and other adjustments (1)	4,152	(4,607)	7,312	3,185
Non-cash share-based compensation expense (2)	(10,045)	(7,735)	(20,379)	(16,562)
Loss on extinguishment of debt (3)	-	(3,743)	-	(3,743)
Transaction costs and credit facility fees (4)	(1,149)	(1,592)	(2,240)	(2,581)
Business optimization and other charges (5)	(1,760)	(1,590)	(2,860)	(2,749)
Provision for regulatory charges (6)	-	-	(5,800)	-
Other	86	601	132	890
Income before provision for income taxes	$61,422	$203,463	$83,432	$348,967

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayment.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.
(5)	Represents severance and other restructuring charges.
(6)	The amount recorded in the first quarter of 2023 represents a provision of $5,800 for a matter with the Consumer Product Safety Commission (CPSC) concerning the imposition of penalty fines for allegedly failing to timely submit a report under the Consumer Product Safety Act (CPSA) in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 25, 2023, the Company and the CPSC entered into a final mutual settlement agreement resolving this matter.

The Company’s sales in the U.S. represented approximately 75% and 82% of total sales for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company's sales in the U.S. represented approximately 75% and 82% of total sales for the six months ended June 30, 2023 and June 30, 2022, respectively. Approximately 75% and 77% of the Company’s identifiable long-lived assets were located in the U.S. at  June 30, 2023 and December 31, 2022, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Raw material	$818,867	$798,340
Work-in-process	14,919	14,899
Finished goods	602,833	592,145
Total	$1,436,619	$1,405,384

Property and equipment consists of the following:

	June 30,	December 31,
	2023	2022
Land and improvements	$23,065	$22,589
Buildings and improvements	252,437	243,553
Machinery and equipment	256,375	229,593
Dies and tools	40,448	37,343
Vehicles	10,148	9,807
Office equipment and systems	164,114	148,166
Leasehold improvements	8,072	6,849
Construction in progress	64,885	52,522
Gross property and equipment	819,544	750,422
Accumulated depreciation	(314,518)	(282,818)
Total	$505,026	$467,604

Total property and equipment includes finance leases of $26,993 and $24,719 on  June 30, 2023 and  December 31, 2022, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$128,599	$101,491	$138,011	$94,213
Payments	(25,490)	(18,434)	(51,642)	(31,458)
Provision for warranty issued	17,352	21,668	33,217	43,093
Changes in estimates for pre-existing warranties	1,761	5,613	2,636	4,490
Balance at end of period	$122,222	$110,338	$122,222	$110,338

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$136,685	$115,923	$132,813	$111,647
Deferred revenue contracts issued	10,433	11,332	20,159	20,878
Amortization of deferred revenue contracts	(6,196)	(5,357)	(12,050)	(10,627)
Balance at end of period	$140,922	$121,898	$140,922	$121,898

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  June 30, 2023 is as follows:

Remainder of 2023	$12,789
2024	26,454
2025	26,744
2026	22,638
2027	17,656
After 2027	34,641
Total	$140,922

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2023	2022
Product warranty liability
Current portion - Accrued product warranty	$74,025	$89,141
Long-term portion - other long-term liabilities	48,197	48,870
Total	$122,222	$138,011

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$25,818	$30,291
Long-term portion - other long-term liabilities	115,104	102,522
Total	$140,922	$132,813

10.   Contract Balances

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $24,096 and $33,551 on  June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company recognized revenue of $15,529 related to amounts included in the December 31, 2022 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $77,889 and $48,990, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2023	2022
Tranche A Term Loan	$750,000	$750,000
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(14,647)	(16,568)
Revolver	250,000	90,000
Finance lease obligation	29,770	27,420
Other	256	966
Total	1,545,379	1,381,818
Less: current portion of debt	18,767	10,083
Less: current portion of finance lease obligation	3,302	2,650
Total	$1,523,310	$1,369,085

Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding at June 30, 2023 are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolver	Total
2023	$9,375	$-	$-	$9,375
2024	28,125	-	-	28,125
2025	46,875	-	-	46,875
2026	65,625	530,000	-	595,625
2027	600,000	-	250,000	850,000
Total	$750,000	$530,000	$250,000	$1,530,000

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility principal is repayable in quarterly installments beginning in September 2023, as noted in the table above.

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility (Tranche B Term Loan Facility) and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted Secured Overnight Financing Rate (SOFR) rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%. The interest rate for the Tranche B Term Loan Facility as of June 30, 2023, was 7.01%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2023, the Company’s net secured leverage ratio was 2.52 to 1.00 times, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) resulting in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new revolving facility with an available borrowing amount of $1,250,000 (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions in the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility and to make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. The interest rate for the Tranche A Term Loan Facility and the Revolving Facility as of June 30, 2023 was 6.49%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2023, the Company’s total leverage ratio was2.66 to 1.00 times, and the Company's interest coverage ratio was 7.00 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2023.

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

As of June 30, 2023, there was $250,000 outstanding under the Revolving Facility, leaving $999,945 of availability, net of outstanding letters of credit.

See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest rate expense.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three and six months ended June 30, 2023 and 2022. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 11,748,713 shares of common stock for $777,379 (at an average cost per share of $66.17). Since the inception of all stock repurchase programs, the Company has reissued shares out of Treasury stock, including for earnout payments.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as the satisfaction of certain contingent consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest,” to the condensed consolidated financial statements, for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income attributable to Generac Holdings Inc.	$45,198	$156,359	$57,628	$270,217
Redeemable noncontrolling interest redemption value adjustment	(1,821)	(13,645)	(10,837)	(25,592)
Net income attributable to common shareholders	$43,377	$142,714	$46,791	$244,625

Denominator
Weighted average shares, basic	61,721,614	63,662,510	61,645,341	63,607,711
Dilutive effect of stock compensation awards (1)	626,570	1,040,295	784,570	1,180,348
Dilutive effect of contingently issued shares	-	10,943	-	10,943
Diluted shares	62,348,184	64,713,748	62,429,911	64,799,002

Net income attributable to common shareholders per share
Basic	$0.70	$2.24	$0.76	$3.85
Diluted	$0.70	$2.21	$0.75	$3.78

(1) Excludes approximately 393,000 and 360,000 stock options and restricted stock awards for the three and six months ended June 30, 2023, respectively, because they would be anti-dilutive. Excludes approximately 79,000 and 33,000 stock options and restricted stock awards for the three and six months ended June 30, 2022, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the six months ended June 30, 2023 and 2022 was 28.5% and 21.3%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation coupled with lower year-over-year pre-tax book income in the current year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on  June 30, 2023 and December 31, 2022 was approximately $166.9 million and $212.2 million respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (“PHS”) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (“Generac Power”). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred. The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25.0 million liability cap set forth in the agreement between the parties. On September 23, 2022, Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. On October 7, 2022, PHS filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The petition listed a $17.7 million liability to Generac Power, which PHS characterized as disputed. The $17.7 million claim relates to equipment that Generac Power sold to PHS but was not paid for. After filing of the bankruptcy petition, the parties filed a joint motion to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint, which motion was granted on October 11, 2022. The Trustee has not yet taken further action in this lawsuit. Generac Power intends to vigorously defend against the claims in the complaint, in whichever forum they may proceed.

On October 28, 2022, Daniel Haak filed a putative class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Generac Power disputes the allegations and intends to vigorously defend against the claims in the complaint, including that plaintiff and the putative class can seek consequential damages.

Eight additional putative class actions were filed by consumers of Generac clean energy products between November 21, 2022 and July 5, 2023. These complaints assert claims for breaches of warranty, tort-based, statutory, and unjust enrichment claims against Generac Power and/or the Company and seek to recover damages, including consequential damages, that plaintiffs and putative classes allegedly incurred. In some of these cases, the Company as well as Generac Power has been named as a defendant. The cases were filed in or removed to the federal district courts for the Eastern District of Wisconsin (Basler, et al. v. Generac Power Systems, Inc., Case No. 22-cv-01386; Dillon v. Generac Power Systems, Inc., Case No. 23-cv-00034; Kates v. Generac Power Systems, Inc., et al., Case No. 23-cv-00892; and Zukas, et al., v. Generac Power Systems, Inc., et al., Case No. 23-cv-00874), the Northern District of California (Moon v. Generac Power Systems, Inc., et al., Case No. 22-cv-09183; Hufton, et al., v. Generac Power Systems, Inc., et al., Case No. 23-cv-02462), the Eastern District of California (Locatell v. Generac Power Systems, Inc., et al., Case No. 23-cv-00203), and the Eastern District of North Carolina (Baltimore, et al. v. Generac Power Systems, Inc., Case No. 23-cv-00217). Generac Power and the Company dispute the allegations and intend to vigorously defend against the claims in the complaints.

On March 3, 2023, the plaintiff in the Moon case filed a motion (the “MDL Motion”) to transfer that case and other pending putative class actions seeking relief for alleged harm purportedly arising in connection with a Generac clean energy product, to a proposed multidistrict litigation. The Judicial Panel on Multidistrict Litigation issued orders that ultimately resulted in all of the putative class actions being coordinated and consolidated for pretrial proceedings before the Honorable Lynn S. Adelman in the Eastern District of Wisconsin. On July 19, 2023, Judge Adelman issued an order giving plaintiffs in these actions 45 days to file a consolidated master complaint and Generac Power and the Company 60 days thereafter to respond to the consolidated master complaint. Generac Power and the Company intend to vigorously defend against the consolidated master complaint.

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. On January 20, 2023, the California Ironworkers Field Pension Trust filed a related putative securities class action, also in the United States District Court for the Eastern District of Wisconsin. Both complaints assert claims for alleged violation of federal securities law related to disclosures of quality issues in Generac Power’s clean energy product, reliance on channel partners, and accounting for warranty reserves. The plaintiffs seek to represent a class of individuals who purchased or otherwise acquired common stock between April 29, 2021 and November 1, 2022 and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock. On March 14, 2023, the court consolidated the two actions. On May 30, 2023, the court appointed a lead plaintiff. On July 31, 2023, the lead plaintiff filed a consolidated complaint. The Company disputes the allegations in the operative consolidated complaint and intends to vigorously defend against the claims in the consolidated class action.

On February 3, 2023, a purported Company shareholder filed a shareholder derivative action against certain of the Company’s officers and directors in the United States District Court for the Eastern District of Wisconsin. The complaint seeks unspecified damages on behalf of the Company and certain other relief, such as certain reforms to corporate governance practices. The complaint (in which the Company is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of the Company’s public statements and legal compliance, and that the Company was damaged as a result of the breaches of fiduciary duties, and the defendants were unjustly enriched. The complaint also alleges, among other things, violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, abuse of control, gross mismanagement, and waste of corporate assets. On March 6, 2023, a second shareholder derivative action, making substantially similar allegations, was filed in the same court against certain of the Company’s officers and directors. The complaint (in which the Company is named as a nominal defendant) asserts a single claim for breach of fiduciary duty and seeks unspecified damages on behalf of the Company and certain other relief. On May 2, 2023, the court consolidated the two actions. On May 30, 2023, the court entered an order staying the consolidated action.

Between March 20, 2023 and April 11, 2023, three shareholder derivative actions were filed in the Circuit Court of Waukesha County, Wisconsin. The complaints (in which the Company is named as a nominal defendant) assert breaches of fiduciary duty and unjust enrichment, among other claims, based generally on alleged misrepresentations in the Company’s public statements and filings relating to the Company’s clean energy product, reliance on channel partners, and accounting for warranty reserves, among other allegations. Each complaint seeks unspecified damages on behalf of the Company and certain other relief, including certain corporate governance reforms. On June 1, 2023, the court entered an order consolidating the three actions, appointing lead plaintiffs’ counsel, and staying the consolidated actions. The Company disputes the allegations in the shareholder derivative actions and intends to vigorously defend against the claims in the complaints.

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

On  November 30, 2022, the U.S. Consumer Product Safety Commission (“CPSC”) notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report under section 19(a)(4) of the Consumer Product Safety Act (“CPSA”), 15 U.S.C. § 2068(a)(4), in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15.8 million. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin, as a result of which the Company became aware of a continuing inquiry by the DOJ related to our statutory obligations under the Consumer Product Safety Act in connection with this matter. We are cooperating fully with this investigation and, at this time, we are unable to predict the eventual scope, duration or final outcome of such investigation.

In 2019, EcoFactor, Inc. started a litigation campaign against smart thermostat manufacturers, including ecobee, Inc., which was acquired by the Company in 2021. ecobee has prevailed against EcoFactor in two separate proceedings before the International Trade Commission (Certain Smart Thermostats, Smart HVAC Systems, and Components Thereof (Inv. No. 337-TA-1185) and Certain Smart Thermostat Systems, Smart HVAC Systems, Smart HVAC Control Systems, and Components Thereof (Inv. No. 337-TA-1258) where EcoFactor accused ecobee of infringing its intellectual property.  In addition to the proceedings before the ITC, EcoFactor accused ecobee of infringing its patents in three lawsuits filed in the United States District Court for the Western District of Texas and one lawsuit pending in the United States District Court for the District of Delaware. On June 23, 2023, a jury issued a verdict in a consolidated action in the Western District of Texas (Case Nos. 21-cv-00428-ADA and 20-cv-00078-ADA) finding that ecobee infringed one of the two patents at issue and awarded a lump sum payment of $5.4 million for past and future damages. EcoFactor has filed a motion seeking entry of a judgment based on the verdict plus pre-judgment interest, and ecobee filed its opposition to the motion. There are presently two remaining trials involving EcoFactor.  EcoFactor claims ecobee infringes two patents in Case No. 22-cv-000330-ADA, which is scheduled for a jury trial in the Western District of Texas on October 30, 2023, and accuses ecobee of infringing three patents in Case No. 21-cv-00323-ADA, which is currently scheduled for trial on December 11, 2023 in the District of Delaware.  ecobee denies infringement and intends to vigorously defend each of the lawsuits.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG).  Ollnova currently claims that ecobee infringes on four of its patents.  ecobee denies that its products infringe on any of the asserted patents and intends to vigorously defend the case, which is currently scheduled for jury trial on September 11, 2023.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed two lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements (Spartronics Vietnam, Inc. v. Generac Power Systems, Inc., et al., Case No. 23-cv-00957-MWB (M.D. Pa.); Spartronics Vietnam, Inc. v. Generac Power Systems, Inc., et al., Case No. GD-23-7206 (Pa. Allegheny Cnty.)).  Spartronics made similar claims against Generac Power in a third-party complaint in a lawsuit Spartronics is defending brought by one of its suppliers (EXIM & Mfr Enter. v. Spartronics Vietnam, Inc., Case No. 23-cv-00660-MWB (M.D. Pa.)).  Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics purchasing practices, and will seek dismissal of the actions in favor of arbitration, as required by Generac Power’s supply agreement with Spartronics, and intends to pursue available claims in connection with the arbitration.

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

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation systems for residential and commercial and industrial (C&I) applications, solar and battery storage solutions, energy management devices and energy services, advanced power grid software platforms, and engine and battery-powered tools and equipment. As an energy technology solutions company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial and industrial standby generators; as well as portable and mobile generators used in a variety of applications. In recent years, the Company has been evolving its business model to focus on building out an ecosystem of energy technology products, solutions, and services for home and business purposes. As part of this evolution, we have made significant investments into rapidly growing markets such as residential clean energy storage, solar module-level power electronics (MLPE), and energy monitoring and management devices, all of which are distributed energy resources (DERs) that can be aggregated into virtual power plants (VPPs) within grid services programs. In addition, we have been leveraging our leading position in the growing market for natural gas fueled generators to expand into applications beyond standby power, allowing us to participate in Energy-as-a-Service and microgrid projects for C&I customers. We believe natural gas represents a cleaner transition fuel to more renewable and energy storage sources compared to diesel.

We have also made investments in next-generation platforms and controls for both residential and C&I applications that facilitate the connection of our products to the grid. Expanding these capabilities will enable the increasing utilization of our equipment as DERs as the nascent market for grid services expands over the next several years. Our growing presence in grid services programs will enhance the value of our power generation and storage products that might otherwise sit idle, as they are now able to be dispatched and orchestrated as part of a distributed energy solution, thereby generating additional return-on-investment for the home or business owner while also delivering value to utilities and grid operators by helping to balance, support and enhance the reliability of the electrical grid. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and Generac’s energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid referred to as “Grid 2.0”.

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

Other Business Drivers

Impact of residential investment cycle. The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators and energy storage systems. Trends in the new housing market, highlighted by residential housing starts, can also impact demand for these products. We are experiencing softer than expected consumer spending for home improvement, and expect this softness to continue for the remainder of 2023, negatively impacting our outlook for residential products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. Finally, the existence of renewable energy mandates, investment tax credits and other subsidies, which have become even more prevalent with the recent passing of the Inflation Reduction Act, can also have an impact on the demand for solar and energy storage systems.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in the first half of 2023. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 19% to 25% of our net sales occurred in the first quarter, 22% to 28% in the second quarter, 24% to 28% in the third quarter and 23% to 31% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. For Residential products, we are currently experiencing higher field inventories for home standby generators that resulted in lower orders from our channel partners in the first half of 2023 and this headwind is expected to impact the second half of 2023 as well.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions in the existing Tranche B Term Loan Facility were replaced with SOFR provisions. During the six months ended June 30, 2023, interest expense increased compared to the six months ended June 30, 2022, primarily due to increased borrowings and higher interest rates. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation coupled with lower year-over-year pre-tax book income in the current year. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not impact the current quarter results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

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

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net sales	$1,000,420	$1,291,391	$(290,971)	-22.5%
Costs of goods sold	671,999	834,406	(162,407)	-19.5%
Gross profit	328,421	456,985	(128,564)	-28.1%
Operating expenses:
Selling and service	115,743	120,066	(4,323)	-3.6%
Research and development	43,942	41,599	2,343	5.6%
General and administrative	56,371	52,600	3,771	7.2%
Amortization of intangible assets	26,393	25,876	517	2.0%
Total operating expenses	242,449	240,141	2,308	1.0%
Income from operations	85,972	216,844	(130,872)	-60.4%
Total other expense, net	(24,550)	(13,381)	(11,169)	83.5%
Income before provision for income taxes	61,422	203,463	(142,041)	-69.8%
Provision for income taxes	15,907	45,826	(29,919)	-65.3%
Net income	45,515	157,637	(112,122)	-71.1%
Net income attributable to noncontrolling interests	317	1,278	(961)	-75.2%
Net income attributable to Generac Holdings Inc.	$45,198	$156,359	$(111,161)	-71.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$804,539	$1,107,431	$(302,892)	-27.4%
International	195,881	183,960	11,921	6.5%
Total net sales	$1,000,420	$1,291,391	$(290,971)	-22.5%

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$804,539	$10,713	$815,252	$1,107,431	$18,987	$1,126,418
International	195,881	27,842	223,723	183,960	19,334	203,294
Intercompany elimination	-	(38,555)	(38,555)	-	(38,321)	(38,321)
Total net sales	$1,000,420	$-	$1,000,420	$1,291,391	$-	$1,291,391

	Adjusted EBITDA by Reportable Segment
	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Domestic	$103,202	$241,928	$(138,726)	-57.3%
International	33,343	29,534	3,809	12.9%
Total Adjusted EBITDA	$136,545	$271,462	$(134,917)	-49.7%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$498,587	$896,013	$(397,426)	-44.4%
Commercial & industrial products	384,353	309,348	75,005	24.2%
Other	117,480	86,030	31,450	36.6%
Total net sales	$1,000,420	$1,291,391	$(290,971)	-22.5%

Net sales.   Domestic segment total sales (including inter-segment sales) declined $311.2 million or 27.6% to $815.3 million in the second quarter of 2023, with the impact of acquisitions contributing approximately 3% revenue growth for the quarter. The decline in sales was driven by lower residential product shipments, primarily due to a decline in home standby and clean energy shipments, partially offset by growth in smart thermostat sales. The overall weakness in residential products was partially offset by continued strength in C&I products, highlighted by an increase in shipments to direct customers for “beyond standby” applications, industrial distributors, and the national rental equipment channel.

International segment total sales (including inter-segment sales) increased $20.4 million or 10.1% to $223.7 million, with the net impact of acquisitions and foreign currency contributing approximately 4% revenue growth for the quarter. The sales growth for the segment was primarily driven by strength in nearly all regions around the world.

In addition, total contribution from non-annualized acquisitions for second quarter of 2023 was $32.2 million, including $30.5 million for the domestic segment and $1.7 million for the international segment.

Gross profit.  Gross profit margin for the second quarter of 2023 was 32.8% compared to 35.4% in the prior year second quarter. This decline in margin was primarily due to the significant impact of unfavorable sales mix, partially offset by higher pricing and lower input costs.

Operating Expenses.  Operating expenses increased $2.3 million or 1.0%, as compared to the prior year second quarter. The increase was primarily driven by increased employee, marketing and promotion costs and the impact of recurring operating expenses from recent acquisitions, mostly offset by lower variable operating expenses.

Other Expense.  The increase in other expense, net was driven primarily by higher interest expense due to higher borrowings and interest rates than the prior year quarter.  The increase was partially offset by a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to a $250 million prepayment of our Tranche B Term Loan Facility in the prior year quarter.

Provision for income taxes.    The effective income tax rates for the three months ended June 30, 2023 and 2022 were 25.9% and 22.5%, respectively. The increase in the effective tax rate was primarily due to a lower benefit from equity compensation in the current year quarter as compared to the prior year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $45.2 million compared to $156.4 million in the prior year second quarter. This decrease was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA for the Domestic segment in the second quarter of 2023 was $103.2 million, or 12.7% of total domestic segment sales, as compared to $241.9 million, or 21.5%, in the prior year quarter. This margin decline was primarily driven by the significant impact of unfavorable sales mix and reduced operating leverage on lower shipments. The impact of acquisitions and continued investments for future growth also negatively affected margins during the quarter. These headwinds were partially offset by favorable price and cost benefits.

Adjusted EBITDA for the international segment in the second quarter of 2023, before deducting for non-controlling interests, was $33.3 million, or 14.9% of international total sales, as compared to $29.5 million, or 14.5% of total sales, in the prior year quarter. This stronger margin performance was primarily driven by favorable price and cost benefits.

Adjusted Net Income.    Adjusted Net Income of $67.5 million for the three months ended June 30, 2023 decreased 63.5% from $185.1 million for the three months ended June 30, 2022. This decrease was primarily driven by lower net income due to the factors outlined above, together with the impact of various add-backs in the current and prior year quarters.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net sales	$1,888,330	$2,427,247	$(538,917)	-22.2%
Costs of goods sold	1,287,410	1,609,514	(322,104)	-20.0%
Gross profit	600,920	817,733	(216,813)	-26.5%
Operating expenses:
Selling and service	216,431	218,309	(1,878)	-0.9%
Research and development	85,762	81,343	4,419	5.4%
General and administrative	116,056	94,572	21,484	22.7%
Amortization of intangible assets	52,216	51,930	286	0.6%
Total operating expenses	470,465	446,154	24,311	5.4%
Income from operations	130,455	371,579	(241,124)	-64.9%
Total other expense, net	(47,023)	(22,612)	(24,411)	108.0%
Income before provision for income taxes	83,432	348,967	(265,535)	-76.1%
Provision for income taxes	23,756	74,434	(50,678)	-68.1%
Net income	59,676	274,533	(214,857)	-78.3%
Net income attributable to noncontrolling interests	2,048	4,316	(2,268)	-52.5%
Net income attributable to Generac Holdings Inc.	$57,628	$270,217	$(212,589)	-78.7%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$1,508,927	$2,072,105	$(563,178)	-27.2%
International	379,403	355,142	24,261	6.8%
Total net sales	$1,888,330	$2,427,247	$(538,917)	-22.2%

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$1,508,927	$26,320	$1,535,247	$2,072,105	$29,257	$2,101,362
International	379,403	60,784	440,187	355,142	33,659	388,801
Intercompany elimination	-	(87,104)	(87,104)	-	(62,916)	(62,916)
Total net sales	$1,888,330	$-	$1,888,330	$2,427,247	$-	$2,427,247

	Adjusted EBITDA by Reportable Segment
	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Domestic	$170,863	$412,349	$(241,486)	-58.6%
International	65,757	55,526	10,231	18.4%
Total Adjusted EBITDA	$236,620	$467,875	$(231,255)	-49.4%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$917,450	$1,672,957	$(755,507)	-45.2%
Commercial & industrial products	747,343	588,077	159,266	27.1%
Other	223,537	166,213	57,324	34.5%
Total net sales	$1,888,330	$2,427,247	$(538,917)	-22.2%

Net sales.   Domestic segment total sales (including inter-segment sales) declined $566.1 million or 26.9% to $1,535.2 million in the six months ended June 30, 2023, with the impact of acquisitions contributing approximately 3% revenue growth for the six month period. The decline in sales was driven primarily by lower home standby and clean energy product shipments. This decline was partially offset by strong C&I product sales growth across all channels, highlighted by national rental equipment, industrial distributors, telecom and other direct customers for "beyond standby" applications.

International segment total sales (including inter-segment sales) increased $51.4 million or 13.2% to $440.2 million, with the net impact of acquisitions and foreign currency contributing approximately 2% revenue growth for the six month period. The sales growth for the segment was primarily driven by strength in nearly all regions around the world.

In addition, total contribution from non-annualized acquisitions for the six months ended June 30, 2023 was $59.5 million, including $56.3 million for the domestic segment and $3.2 million for the international segment.

Gross profit.  Gross profit margin for the six months ended June 30, 2023 was 31.8% compared to 33.7% in the prior year comparable period. This decline in margin was primarily due to the significant impact of unfavorable sales mix, partially offset by higher pricing and lower input costs.

Operating Expenses.  Operating expenses for the six months ended June 30, 2023 increased $24.3 million or 5.4%, as compared to the prior year comparable period, including a $5.8 million provision for a regulatory matter with the CPSC (see Note 15, “Commitments and Contingencies” for additional information). The remaining increase was primarily driven by increased marketing, promotion and employee costs as well as recurring operating expenses from recent acquisitions, offset by lower variable operating expenses.

Other Expense.  The increase in other expense, net was driven primarily by higher interest expense due to higher borrowings and interest rates compared to the prior year comparable period. The increase was partially offset by a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to a $250 million prepayment of our Tranche B Term Loan Facility in the prior year period.

Provision for income taxes.    The effective income tax rates for the six months ended June 30, 2023 and 2022 were 28.5% and 21.3%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation on a lower pre-tax earnings base in the current period compared to the prior year comparable period.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the six months ended June 30, 2023 was $57.6 million as compared to $270.2 million in the prior year comparable period. This decrease was primarily driven by decreased operating earnings due to the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA for the Domestic segment in the six months ended June 30, 2023 was $170.9 million or 11.1% of total domestic segment sales as compared to $412.3 million or 19.6% in the prior year comparable period. This lower margin performance was primarily driven by the significant impact of unfavorable sales mix and reduced operating leverage on lower shipments. The impact of acquisitions and investments for future growth also negatively affected margins during the period. These headwinds were partially offset by favorable price and cost benefits.

Adjusted EBITDA for the international segment in the six months ended June 30, 2023, before deducting for non-controlling interests, was $65.8 million, or 14.9% of international segment total sales, as compared to $55.5 million or 14.3% of total sales, in the prior year comparable period.  This stronger margin performance was primarily driven by favorable price and cost benefits and improved operating leverage on higher sales volume.

Adjusted Net Income.    Adjusted Net Income of $107.1 million for the six months ended June 30, 2023 decreased 65.8% from $313.0 million for the six months ended June 30, 2022. This decrease was primarily driven by lower net income due to the factors outlined above, together with the impact of various add-backs in the first six months of the current and prior years.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Liquidity and Financial Condition

Our primary cash requirements include payment for our raw materials and components, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on our debt, and capital expenditures. We finance our operations primarily through cash flow generated from operations and, if necessary, borrowings under our revolving credit facility.

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Tranche B Term Loan Facility) and currently include a $300.0 million uncommitted incremental term loan facility. Additionally, our credit agreements provided for a $500.0 million ABL facility (ABL Facility) that was paid off and terminated in June 2022.

In June 2022, we amended and restated our existing credit agreements (Amended Credit Agreement) resulting in a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), established a new revolving facility with an available borrowing amount of $1.25 billion (Revolving Facility), terminated the ABL Facility, and replaced all LIBOR provisions in the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility and make a $250 million voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

As of June 30, 2023, there was $530 million outstanding under the Tranche B Term Loan Facility, $750 million outstanding under the Tranche A Term Loan Facility, and $250 million of borrowings on our Revolving Facility, leaving $999.9 million of availability, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. At June 30, 2023, the interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 6.49%, 6.49%, and 7.01%, respectively. See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense.

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

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00 times. As of June 30, 2023, our net secured leverage ratio was 2.52 to 1.00 times. The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2023, the Company’s total leverage ratio was2.66 to 1.00 times, and the Company's interest coverage ratio was 7.00 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2023.

As of June 30, 2023, we had $1,192.7 million of available liquidity, comprised of $192.8 million of cash and cash equivalents and $999.9 million available under our Revolving Facility, net of outstanding letters of credit. As of June 30, 2023, total liquidity is reduced to $798.3 million under the Company's most restrictive debt covenants, and consists of $192.8 million of cash and cash equivalents and $605.5 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250 million of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500 million of the Company's common stock over a 24-month period. The Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s outstanding credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases under the program during the three months and six months ended June 30, 2023 and 2022. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 11,748,713 shares of common stock for $777,379 (at an average cost per share of $66.17).

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase program.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 11% and 16% of net sales for the six months ended June 30, 2023 and 2022, respectively. The amount financed by dealers which remained outstanding was$166.9 million and $212.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

Cash Flow

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net cash provided by operating activities	$64,588	$13,693	$50,895	371.7%
Net cash used in investing activities	(75,442)	(63,119)	(12,323)	-19.5%
Net cash provided by financing activities	69,496	366,367	(296,871)	81.0%

The increase in operating cash flows for the six months ended June 30, 2023 primarily represents a significantly lower investment in working capital as compared to the prior year, partially offset by lower operating earnings.

Net cash used in investing activities for the six months ended June 30, 2023 primarily represents cash payments of $53.9 million related to the purchase of property and equipment, $16.2 million for the acquisition of REFUstor, $6.6 million for a tax equity investment, and a $2.0 million minority investment in Rolling Energy Resources, an electric vehicle load management platform.

Net cash used in investing activities for the six months ended June 30, 2022 primarily represents cash payments of $46.5 million related to the purchase of property and equipment, $11.4 million related to the acquisition of businesses, and $10.2 million for a tax equity investment, which were partially offset by cash proceeds from the sale of property and equipment of $1.9 million, cash proceeds from beneficial interests in securitization transactions of $1.8 million, and cash proceeds from the sale of an investment of $1.3 million.

Net cash provided by financing activities for the six months ended June 30, 2023 primarily represents proceeds of $318.0 million from long-term borrowings, $46.0 million from short-term borrowings, and $6.2 million from the exercise of stock options. These cash proceeds were partially offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $181.7 million of debt repayments ($21.1 million of short-term borrowings and $160.6 million of long-term borrowings and finance lease obligations), and $9.2 million of taxes paid related to equity awards.

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

Critical Accounting Policies and Estimates

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

•	investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of the Company, including our ability to service our debt and other cash needs; and
•	by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a benchmark for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board of Directors in the context of the Board's review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and credit facility fees) involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the quarterly calculations are subject to review by our Board of Directors in the context of the Board's review of our quarterly financial statements and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Amended Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2023	2022	2023	2022

Net income attributable to Generac Holdings Inc.	$45,198	$156,359	$57,628	$270,217
Net income attributable to noncontrolling interests	317	1,278	2,048	4,316
Net income	45,515	157,637	59,676	274,533
Interest expense	25,160	10,235	48,155	19,789
Depreciation and amortization	41,247	39,098	81,198	77,559
Provision for income taxes	15,907	45,826	23,756	74,434
Non-cash write-down and other adjustments (a)	(4,152)	4,607	(7,312)	(3,185)
Non-cash share-based compensation expense (b)	10,045	7,735	20,379	16,562
Loss on extinguishment of debt (c)	-	3,743	-	3,743
Transaction costs and credit facility fees (d)	1,149	1,592	2,240	2,581
Business optimization and other charges (e)	1,760	1,590	2,860	2,749
Provision for regulatory charges (f)	-	-	5,800	-
Other	(86)	(601)	(132)	(890)
Adjusted EBITDA	136,545	271,462	236,620	467,875
Adjusted EBITDA attributable to noncontrolling interests	520	3,742	3,653	7,167
Adjusted EBITDA attributable to Generac Holdings Inc.	$136,025	$267,720	$232,967	$460,708

(a)  Represents gains/losses on the disposition of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments. We believe that adjusting net income for these non-cash charges and gains is useful for the following reasons:

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

(c)  Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayment.

(d)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.

(e)  Represents severance and other restructuring charges.

(f)  The amount recorded in the first quarter of 2023 represents a provision of $5.8 million for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 25, 2023, the Company and the CPSC entered into a final mutual settlement agreement resolving this matter.

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

We believe Adjusted Net Income is used by securities analysts, investors and other interested parties in the evaluation of the Company’s operations. Management believes the disclosure of Adjusted Net Income offers an additional financial metric that, when used in conjunction with U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our ongoing results of operations, and the factors and trends affecting our business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2023	2022	2023	2022

Net income attributable to Generac Holdings Inc.	$45,198	$156,359	$57,628	$270,217
Net income attributable to noncontrolling interests	317	1,278	2,048	4,316
Net income	45,515	157,637	59,676	274,533
Amortization of intangible assets	26,393	25,876	52,216	51,930
Amortization of deferred finance costs and original issue discount	967	650	1,921	1,287
Loss on extinguishment of debt (a)	-	3,743	-	3,743
Transaction costs and other purchase accounting adjustments (b)	669	5,710	1,387	(46)
(Gain)/loss attributable to business or asset dispositions (c)	-	-	(119)	(229)
Business optimization and other charges (d)	1,760	1,590	2,860	2,749
Provision for regulatory charges (e)	-	-	5,800	-
Tax effect of add backs (f)	(7,459)	(8,448)	(14,590)	(15,764)
Adjusted net income	67,844	186,758	109,151	318,203
Adjusted net income attributable to noncontrolling interests	317	1,678	2,048	5,168
Adjusted net income attributable to Generac Holdings Inc.	$67,527	$185,080	$107,103	$313,035

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.08	$2.86	$1.72	$4.83
Weighted average common shares outstanding - diluted:	62,348,184	64,713,748	62,429,911	64,799,002

(a)  Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayment.

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

(d)  Represents severance and other restructuring charges.

(e)  Represents a provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 25, 2023, the Company and the CPSC entered into a final mutual settlement agreement resolving this matter.

(f)  In the third quarter of 2022, management determined that certain add-backs in 2022 should be reported net of tax. Add-backs in the second quarter of 2022 were not reported net of tax, and we reported adjusted net income attributable to Generac Holdings Inc. for the three months ended June 30, 2022 of $193,528 or $2.99 and six months ended June 30, 2022 of $328,799 or $5.07. Taking into account the tax effect on certain add-backs, the revised reported adjusted net income attributable to Generac Holdings Inc. for the three months ended June 30, 2022 is $185,080 or $2.86 and six months ended June 30, 2022 is $313,035 or $4.83.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2023, which consisted solely of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2023 – 04/30/2023	1,246	$96.72	-	$278,059,869
05/01/2023 – 05/31/2023	34	$117.21	-	$278,059,869
06/01/2023 – 06/30/2023	1,865	$115.14	-	$278,059,869
Total	3,145	$107.87

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On August 8, 2023, the Human Capital and Compensation Committee of the Board of Directors approved certain incremental equity awards to be granted to Mr. Norm Taffe, the Company’s President Energy Technology.  The equity awards include: (i) an award of restricted stock valued at $1 million to be granted on September 1, 2023, which vests on the third anniversary of the date of grant, and (ii) an award of performance shares to be granted on March 1, 2024 and valued at $2 million, at target achievement level, with a performance period ending December 31, 2026, that will be subject to performance conditions to be approved by the Board. Such awards are intended to align Mr. Taffe’s interests with the Company's Energy Technology initiatives over the next three years.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 8, 2023