Form 10-Q
period 2023-09-30
GENERAC HOLDINGS INC.
filed 2023-11-07
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 61,431,577 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$161,525	$132,723
Accounts receivable, less allowance for credit losses of $29,580 and $27,664 at September 30, 2023 and December 31, 2022, respectively	589,226	522,458
Inventories	1,311,129	1,405,384
Prepaid expenses and other current assets	105,169	121,783
Total current assets	2,167,049	2,182,348

Property and equipment, net	511,893	467,604

Customer lists, net	188,513	206,987
Patents and technology, net	426,552	454,757
Other intangible assets, net	30,317	41,719
Tradenames, net	219,012	227,251
Goodwill	1,417,564	1,400,880
Deferred income taxes	17,140	12,746
Operating lease and other non-current assets	188,301	175,170
Total assets	$5,166,341	$5,169,462

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$74,346	$48,990
Accounts payable	394,168	446,050
Accrued wages and employee benefits	56,454	45,741
Accrued product warranty	70,572	89,141
Other accrued liabilities	267,217	349,389
Current portion of long-term borrowings and finance lease obligations	37,337	12,733
Total current liabilities	900,094	992,044

Long-term borrowings and finance lease obligations	1,465,141	1,369,085
Deferred income taxes	113,390	125,691
Deferred revenue	160,264	143,726
Operating lease and other long-term liabilities	155,326	169,190
Total liabilities	2,794,215	2,799,736

Redeemable noncontrolling interests	5,639	110,471

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,108,913 and 72,701,257 shares issued at September 30, 2023 and December 31, 2022, respectively	732	728
Additional paid-in capital	1,064,418	1,016,138
Treasury stock, at cost, 11,739,423 and 11,284,350 shares at September 30, 2023 and December 31, 2022, respectively	(880,858)	(808,491)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,423,346	2,316,224
Accumulated other comprehensive loss	(41,614)	(65,102)
Stockholders’ equity attributable to Generac Holdings Inc.	2,363,908	2,257,381
Noncontrolling interests	2,579	1,874
Total stockholders' equity	2,366,487	2,259,255
Total liabilities and stockholders’ equity	$5,166,341	$5,169,462

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$1,070,667	$1,088,258	$2,958,997	$3,515,505
Costs of goods sold	694,880	727,154	1,982,290	2,336,668
Gross profit	375,787	361,104	976,707	1,178,837

Operating expenses:
Selling and service	117,929	170,381	334,360	388,690
Research and development	43,312	39,985	129,074	121,328
General and administrative	83,052	37,464	199,108	132,036
Amortization of intangibles	26,718	25,751	78,934	77,681
Total operating expenses	271,011	273,581	741,476	719,735
Income from operations	104,776	87,523	235,231	459,102

Other (expense) income:
Interest expense	(24,707)	(15,514)	(72,862)	(35,303)
Investment income	1,160	451	2,789	620
Loss on extinguishment of debt	-	-	-	(3,743)
Other, net	(1,167)	(420)	(1,664)	331
Total other expense, net	(24,714)	(15,483)	(71,737)	(38,095)

Income before provision for income taxes	80,062	72,040	163,494	421,007
Provision for income taxes	19,428	11,594	43,184	86,028
Net income	60,634	60,446	120,310	334,979
Net income attributable to noncontrolling interests	257	2,176	2,305	6,492
Net income attributable to Generac Holdings Inc.	$60,377	$58,270	$118,005	$328,487

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.98	$0.84	$1.74	$4.69
Weighted average common shares outstanding - basic:	61,368,440	63,249,881	61,552,949	63,480,161

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.97	$0.83	$1.72	$4.61
Weighted average common shares outstanding - diluted:	62,091,163	64,267,638	62,362,743	64,630,346

Comprehensive income attributable to Generac Holdings Inc.	$37,041	$21,683	$141,463	$264,912

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756
Unrealized gain on interest rate swaps, net of tax of $349								1,045	1,045		1,045
Foreign currency translation adjustment								(26,443)	(26,443)	(93)	(26,536)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	11,897	–	732						732		732
Net share settlement of restricted stock awards				(5,495)	(699)				(699)		(699)
Stock repurchases				(875,580)	(100,267)				(100,267)		(100,267)
Share-based compensation			9,927						9,927		9,927
Redemption value adjustment							(46)		(46)		(46)
Net income							60,377		60,377	198	60,575

Balance at September 30, 2023	73,108,913	$732	$1,064,418	(11,739,423)	$(880,858)	$(202,116)	$2,423,346	$(41,614)	$2,363,908	$2,579	$2,366,487

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain on interest rate swaps, net of tax of $772								2,309	2,309		2,309
Foreign currency translation adjustment								21,179	21,179	(38)	21,141
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	396,713	4	2,563						2,567		2,567
Net share settlement of restricted stock awards				(45,611)	(5,496)				(5,496)		(5,496)
Stock repurchases				(875,580)	(100,267)				(100,267)		(100,267)
Share-based compensation			30,306						30,306		30,306
Payment of contingent consideration	10,943	–	15,411	466,118	33,396				48,807		48,807
Redemption value adjustment							(10,883)		(10,883)		(10,883)
Net income							118,005		118,005	743	118,748

Balance at September 30, 2023	73,108,913	$732	$1,064,418	(11,739,423)	$(880,858)	$(202,116)	$2,423,346	$(41,614)	$2,363,908	$2,579	$2,366,487

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2022	72,588,588	$727	$967,819	(8,755,451)	$(475,294)	$(202,116)	$2,210,582	$(82,839)	$2,418,879	$883	$2,419,762
Unrealized gain on interest rate swaps, net of tax of $4,647								13,757	13,757		13,757
Foreign currency translation adjustment								(51,324)	(51,324)	(396)	(51,720)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	51,413	1	1,321						1,322		1,322
Net share settlement of restricted stock awards				(455)	(110)				(110)		(110)
Stock repurchases				(536,633)	(123,900)				(123,900)		(123,900)
Share-based compensation			6,861						6,861		6,861
Redemption value adjustment							(5,225)		(5,225)		(5,225)
Net income							58,270		58,270	588	58,858

Balance at September 30, 2022	72,640,001	$728	$976,001	(9,292,539)	$(599,304)	$(202,116)	$2,263,627	$(120,406)	$2,318,530	$1,075	$2,319,605

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2022	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $13,381								39,614	39,614		39,614
Foreign currency translation adjustment								(105,265)	(105,265)	(470)	(105,735)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	253,984	3	(361)						(358)		(358)
Net share settlement of restricted stock awards				(88,875)	(26,428)				(26,428)		(26,428)
Stock repurchases				(536,633)	(123,900)				(123,900)		(123,900)
Share-based compensation			23,423						23,423		23,423
Redemption value adjustment							(30,817)		(30,817)		(30,817)
Net income							328,487		328,487	1,232	329,719

Balance at September 30, 2022	72,640,001	$728	$976,001	(9,292,539)	$(599,304)	$(202,116)	$2,263,627	$(120,406)	$2,318,530	$1,075	$2,319,605

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$120,310	$334,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	45,215	39,043
Amortization of intangible assets	78,934	77,681
Amortization of original issue discount and deferred financing costs	2,902	2,261
Loss on extinguishment of debt	–	3,743
Deferred income taxes	(18,715)	(83,272)
Share-based compensation expense	30,306	23,423
Gain on disposal of assets	(538)	(555)
Other noncash charges	380	7,037
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(68,975)	(20,810)
Inventories	101,894	(353,618)
Other assets	32,175	(7,033)
Accounts payable	(57,866)	(136,289)
Accrued wages and employee benefits	10,244	(17,418)
Other accrued liabilities	(70,622)	105,544
Excess tax benefits from equity awards	(920)	(17,068)
Net cash provided by (used in) operating activities	204,724	(42,352)

Investing activities
Proceeds from sale of property and equipment	1,933	2,049
Proceeds from sale of investment	–	1,308
Proceeds from beneficial interests in securitization transactions	2,533	2,745
Contribution to equity method investment	(6,627)	(14,930)
Purchase of long-term investment	(2,592)	–
Expenditures for property and equipment	(77,718)	(64,833)
Acquisition of business, net of cash acquired	(15,974)	(11,421)
Net cash used in investing activities	(98,445)	(85,082)

Financing activities
Proceeds from short-term borrowings	49,078	237,182
Proceeds from long-term borrowings	345,384	935,614
Repayments of short-term borrowings	(25,910)	(239,550)
Repayments of long-term borrowings and finance lease obligations	(233,101)	(540,481)
Stock repurchases	(100,267)	(123,900)
Payment of contingent acquisition consideration	(4,979)	(16,135)
Payment of debt issuance costs	–	(10,330)
Purchase of additional ownership interest	(104,844)	(375)
Cash dividends paid to noncontrolling interest of subsidiary	–	(309)
Taxes paid related to equity awards	(10,068)	(40,472)
Proceeds from exercise of stock options	7,139	13,627
Net cash (used in) provided by financing activities	(77,568)	214,871

Effect of exchange rate changes on cash and cash equivalents	91	(4,865)

Net increase in cash and cash equivalents	28,802	82,572
Cash and cash equivalents at beginning of period	132,723	147,339
Cash and cash equivalents at end of period	$161,525	$229,911

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. ("the Company") is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2022). A summary of acquisitions affecting the reporting periods presented include:

●	In June 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively "EEC"). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.
●	In October 2022, the Company acquired BPAC, Inc. ("Blue Pillar"), an industrial IoT platform developer that designs, deploys, and manages industrial IoT network software solutions to enable distributed energy generation monitoring and control.
●	In February 2023, the Company acquired REFU Storage Systems ("REFUstor"), headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles ("GAAP"). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standard updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). ASUs issued were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

2.   Acquisitions

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized prior to March 31, 2024, and there have not been any material changes to the balances acquired as of September 30, 2023. The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through September 30, 2023. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

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

The combined purchase price for these two acquisitions was $25,654, net of cash acquired. The Company recorded its preliminary purchase price allocation for EEC and Blue Pillar during the second quarter and fourth quarter of 2022, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for EEC was finalized in the second quarter of 2023 and did not result in material adjustments to the Company's preliminary estimates. The Company will finalize the purchase accounting for Blue Pillar in the fourth quarter of 2023. Through the third quarter of 2023, the combined purchase price for EEC and Blue Pillar has increased to $27,456 due to working capital adjustments. The accompanying condensed consolidated financial statements include the results of the acquired businesses since the dates of acquisition through September 30, 2023. Pro forma and other financial information are not presented as the effects of the 2022 acquisitions are not material to the Company's results of operations or financial position prior to the acquisition dates.

3.   Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries ("Pramac"). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price included $105,264 of initial consideration (which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement in the first quarter of 2023) and $11,490 of contingent deferred consideration to be paid in up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022, and which shall vest upon achievement of certain earnings targets at the end of the earn-out period, December 31, 2025.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited ("Captiva"). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the condensed consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the acquisition agreement. In March 2022, the Company signed an agreement to purchase an additional 15% ownership interest in Captiva for a purchase price of $461, bringing the Company's total ownership interest in Captiva to 66%. In May 2022, the Company signed an amendment to the purchase agreement resulting in a revised purchase price of $375, which was paid with cash on hand.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$5,688	$82,830	$110,471	$58,050
Net income	58	1,589	1,728	5,261
Foreign currency translation	(153)	(2,708)	(689)	(6,817)
Purchase of additional ownership interest	-	-	(116,754)	(375)
Redemption value adjustment	46	5,225	10,883	30,817
Balance at end of period	$5,639	$86,936	$5,639	$86,936

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements which were still outstanding as of September 30, 2023.

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

The amount of gains, net of tax recognized, for the three and nine months ended September 30, 2023, were $1,045 and $2,309, respectively. The amount of gains, net of tax recognized, for the three and nine months ended September 30, 2022, were $13,757 and $39,614, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of all of the Company’s derivatives:

	September 30, 2023	December 31, 2022
Commodity contracts	$9	$-
Foreign currency contracts	(181)	94
Interest rate swaps	52,360	49,279

In the condensed consolidated balance sheets, the fair value of the commodity contracts is included in prepaid expenses and other current assets. The fair value of the foreign currency contracts is included in other accrued liabilities at  September 30, 2023, and included in prepaid expenses and other current assets at December 31, 2022. The fair value of the interest rate swaps is included in operating lease and other non-current assets. Excluding the impact of credit risk, the fair value of the derivative contracts as of September 30, 2023, and December 31, 2022, is an asset of $54,388 and $51,184, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

5.   Fair Value Measurements

ASC 820-10, Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $524,529, was $530,000 (Level 2) at September 30, 2023, as calculated based on independent valuations which contain inputs and significant value drivers that are observable. The fair value of Term Loan A approximates the carrying value.

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

Contingent Consideration

Certain of the Company's business combinations involve potential payment of future consideration contingent upon the achievement of certain milestones. As part of purchase accounting, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within general and administrative expenses in the Company's condensed consolidated statements of comprehensive income. The fair value measurement of contingent consideration is typically categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs that are not observable in the market.

At September 30, 2023, the fair value of contingent consideration for Chilicon Power LLC ("Chilicon") and Pramac is $38,746 and is included in other long-term liabilities in the condensed consolidated balance sheets. At December 31, 2022, the Company had contingent consideration of $49,500 in other accrued liabilities and $32,033 in other long-term liabilities in the condensed consolidated balance sheets. The earn-out period for the contingent consideration for Chilicon extends through December 31, 2028. The earn-out period for the contingent consideration for Pramac extends through December 31, 2025.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2023	$81,533
Changes in fair value	-
Additional contingent consideration (1)	11,490
Payment of contingent consideration (2)	(53,786)
Present value interest accretion	(491)
Ending balance, September 30, 2023	$38,746

(1) Represents $11,490 of contingent deferred consideration for the Pramac buyout. See Note 3, "Redeemable Noncontrolling Interest".

(2) Includes payments of $479 in cash and $44,521 in shares for the ecobee acquisition, $4,286 in shares for the Chilicon acquisition, and $4,500 in cash for the Mean Green Products ("Mean Green") acquisition. The payment of common stock is accounted for as a non-cash item in the condensed consolidated statement of cash flows.

6.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three and nine months ended September 30, 2023 and 2022, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2023	$(53,923)		$37,707		$(16,216)
Other comprehensive income (loss)	(26,443)	(1)	1,045	(2)	(25,398)
Ending Balance – September 30, 2023	$(80,366)		$38,752		$(41,614)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2022	$(106,645)		$23,806		$(82,839)
Other comprehensive income (loss)	(51,324)	(3)	13,757	(4)	(37,567)
Ending Balance – September 30, 2022	$(157,969)		$37,563		$(120,406)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	21,179	(5)	2,309	(6)	23,488
Ending Balance – September 30, 2023	$(80,366)		$38,752		$(41,614)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Other comprehensive income (loss)	(105,265)	(3)	39,614	(7)	(65,651)
Ending Balance – September 30, 2022	$(157,969)		$37,563		$(120,406)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized gains of $1,394 on the interest rate swaps, net of tax effect of $(349) for the three months ended September 30, 2023.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three and nine months ended September 30, 2022, particularly the Euro and British Pound.
(4)	Represents unrealized gains of $18,404 on the interest rate swaps, net of tax effect of $(4,647) for the three months ended September 30, 2022.
(5)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(6)	Represents unrealized gains of $3,081 on the interest rate swaps, net of tax effect of $(772) for the nine months ended September 30, 2023.
(7)	Represents unrealized gains of $52,995 on the interest rate swaps, net of tax effect of $(13,381) for the nine months ended September 30, 2022.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – Domestic and International. The Domestic segment includes the legacy Generac business (excluding its traditional Latin American export operations), and all acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The International segment includes the legacy Generac business’ Latin American export operations and the Company's various international acquisitions, all of which have revenues substantially derived from outside the U.S. and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices and solutions, and other power products designed for varying end customer uses. While Residential products and Commercial & Industrial (C&I) products include similar products, they differ based on power output and end customer. The breakout of net sales between residential, C&I, and other products and services by reportable segment is as follows:

	Net Sales by Segment
	Three Months Ended September 30, 2023
Product Classes	Domestic	International	Total
Residential products	$539,775	$25,312	$565,087
Commercial & industrial products	238,212	146,321	384,533
Other	108,378	12,669	121,047
Total net sales	$886,365	$184,302	$1,070,667

	Net Sales by Segment
	Three Months Ended September 30, 2022
Product Classes	Domestic	International	Total
Residential products	$635,772	$28,343	$664,115
Commercial & industrial products	196,485	114,701	311,186
Other	98,875	14,082	112,957
Total net sales	$931,132	$157,126	$1,088,258

	Net Sales by Segment
	Nine Months Ended September 30, 2023
Product Classes	Domestic	International	Total
Residential products	$1,389,112	$93,426	$1,482,538
Commercial & industrial products	700,941	430,935	1,131,876
Other	305,239	39,344	344,583
Total net sales	$2,395,292	$563,705	$2,958,997

	Net Sales by Segment
	Nine Months Ended September 30, 2022
Product Classes	Domestic	International	Total
Residential products	$2,246,113	$90,959	$2,337,072
Commercial & industrial products	515,771	383,492	899,263
Other	241,353	37,817	279,170
Total net sales	$3,003,237	$512,268	$3,515,505

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

The following table sets forth total sales by reportable segment and is inclusive of intersegment sales:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$886,365	$184,302	$-	$1,070,667	$931,132	$157,126	$-	$1,088,258
Intersegment sales	7,640	23,293	(30,933)	-	15,485	25,416	(40,901)	-
Total sales	$894,005	$207,595	$(30,933)	$1,070,667	$946,617	$182,542	$(40,901)	$1,088,258

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$2,395,292	$563,705	$-	$2,958,997	$3,003,237	$512,268	$-	$3,515,505
Intersegment sales	33,960	84,078	(118,038)	-	44,742	59,075	(103,817)	-
Total sales	$2,429,252	$647,783	$(118,038)	$2,958,997	$3,047,979	$571,343	$(103,817)	$3,515,505

Management evaluates the performance of the Company's segments based primarily on Adjusted EBITDA, which is reconciled to income before provision for income taxes below. The computation of Adjusted EBITDA is defined as net income before noncontrolling interest adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including purchase accounting and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, and certain other specific provisions noted below.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$160,270	$159,810	$331,134	$572,159
International	28,332	24,006	94,088	79,532
Total adjusted EBITDA	$188,602	$183,816	$425,222	$651,691

Interest expense	(24,707)	(15,514)	(72,862)	(35,303)
Depreciation and amortization	(42,951)	(39,165)	(124,149)	(116,724)
Non-cash write-down and other adjustments (1)	(2,055)	6,840	5,257	10,025
Non-cash share-based compensation expense (2)	(9,927)	(6,861)	(30,306)	(23,423)
Loss on extinguishment of debt (3)	-	-	-	(3,743)
Transaction costs and credit facility fees (4)	(921)	(1,250)	(3,161)	(3,831)
Business optimization and other charges (5)	(5,291)	(622)	(8,151)	(3,371)
Provision for regulatory, legal, and clean energy product charges (6)	(22,113)	(55,265)	(27,913)	(55,265)
Other	(575)	61	(443)	951
Income before provision for income taxes	$80,062	$72,040	$163,494	$421,007

(1)

Includes gains/losses on disposals of assets and sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents the write-off of original issue discount and capitalized debt issuance costs due to voluntary debt prepayment.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	The amount recorded in the third quarter 2023 represents a provision for judgments, estimates of pre-judgment interest and costs, and legal expenses related to certain patent lawsuits. The amount recorded in the first quarter 2023 represents a provision of $5,800 for a matter with the Consumer Product Safety Commission ("CPSC") concerning the imposition of civil fines for allegedly failing to timely submit a report under the Consumer Product Safety Act ("CPSA") in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. The amount recorded in the third quarter of 2022 represents a specific bad debt provision of $17,926 for a clean energy product customer that filed for bankruptcy as well as a warranty provision of $37,338 to address certain clean energy product warranty-related matters.

The Company’s sales in the U.S. represented approximately 79% and 82% of total sales for the three months ended September 30, 2023 and 2022, respectively. The Company's sales in the U.S. represented approximately 77% and 82% of total sales for the nine months ended September 30, 2023 and 2022, respectively. Approximately 75% and 77% of the Company’s identifiable long-lived assets were located in the U.S. at  September 30, 2023, and December 31, 2022, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Raw material	$766,826	$798,340
Work-in-process	14,365	14,899
Finished goods	529,938	592,145
Total	$1,311,129	$1,405,384

Property and equipment consists of the following:

	September 30,	December 31,
	2023	2022
Land and improvements	$22,811	$22,589
Buildings and improvements	255,165	243,553
Machinery and equipment	261,170	229,593
Dies and tools	41,536	37,343
Vehicles	10,920	9,807
Office equipment and systems	178,364	148,166
Leasehold improvements	8,494	6,849
Construction in progress	59,536	52,522
Gross property and equipment	837,996	750,422
Accumulated depreciation	(326,103)	(282,818)
Total	$511,893	$467,604

Total property and equipment includes finance leases of $27,168 and $24,719 on  September 30, 2023, and  December 31, 2022, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$122,222	$110,338	$138,011	$94,213
Payments	(24,427)	(22,677)	(76,069)	(54,135)
Provision for warranty issued	18,136	19,076	51,353	62,169
Changes in estimates for pre-existing warranties (1)	3,630	38,571	6,266	43,061
Balance at end of period	$119,561	$145,308	$119,561	$145,308

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$140,922	$121,898	$132,813	$111,647
Deferred revenue contracts issued	10,615	10,324	30,774	31,202
Amortization of deferred revenue contracts	(6,414)	(5,470)	(18,464)	(16,097)
Balance at end of period	$145,123	$126,752	$145,123	$126,752

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  September 30, 2023, is as follows:

Remainder of 2023	$6,521
2024	27,066
2025	28,060
2026	24,554
2027	19,461
After 2027	39,461
Total	$145,123

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2023	2022
Product warranty liability
Current portion - Accrued product warranty	$70,572	$89,141
Long-term portion - other long-term liabilities	48,989	48,870
Total	$119,561	$138,011

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$23,597	$30,291
Long-term portion - Deferred revenue	121,526	102,522
Total	$145,123	$132,813

10.   Contract Balances

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $17,871 and $33,551 on  September 30, 2023, and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company recognized revenue of $30,252 related to amounts included in the December 31, 2022, customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $74,346 and $48,990, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2023	2022
Tranche A Term Loan	$750,000	$750,000
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(13,666)	(16,568)
Revolving Facility	200,000	90,000
Finance lease obligation	30,235	27,420
Other	5,909	966
Total	1,502,478	1,381,818
Less: current portion of debt	33,823	10,083
Less: current portion of finance lease obligation	3,514	2,650
Total	$1,465,141	$1,369,085

Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding at September 30, 2023, are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolving Facility	Total
2023	$9,375	$-	$-	$9,375
2024	28,125	-	-	28,125
2025	46,875	-	-	46,875
2026	65,625	530,000	-	595,625
2027	600,000	-	200,000	800,000
Total	$750,000	$530,000	$200,000	$1,480,000

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility principal is repayable in quarterly installments with the first maturity in  September 2023. Payment on the Tranche A Term Loan Facility is due on the last day of the quarter, or the following business day if the last day of the quarter is a non-business day.

The Company’s credit agreements originally provided for a $1,200,000 term loan B credit facility ("Tranche B Term Loan Facility") and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%. The interest rate for the Tranche B Term Loan Facility as of September 30, 2023, was 7.18%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2023, the Company’s net secured leverage ratio was 2.25 to 1.00, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, the Company amended and restated its existing credit agreements ("Amended Credit Agreement") resulting in a new term loan facility in an aggregate principal amount of $750,000 ("Tranche A Term Loan Facility"), established a new revolving facility with an available borrowing amount of $1,250,000 ("Revolving Facility"), terminated the former asset-based lending facility ("ABL Facility"), and replaced all LIBOR provisions in the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility and to make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income.

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. The interest rate for the Tranche A Term Loan Facility and the Revolving Facility as of September 30, 2023, was 7.10%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2023, the Company’s total leverage ratio was 2.37 to 1.00, and the Company's interest coverage ratio was 7.00 to 1.00. The Company was in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2023.

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

As of September 30, 2023, there was $200,000 outstanding under the Revolving Facility, leaving $1,049,945 of unused capacity, net of outstanding letters of credit. Total availability on the Revolving Facility is reduced to $822,111 under the Company's most restrictive debt covenants.

See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest rate expense.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250,000 of the Company's common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of the Company’s credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2023, the Company repurchased 875,580 shares of its common stock for $100,267. There were no share repurchases under the program during the first and second quarters of 2023. During the third quarter of 2022, the Company repurchased 536,633 shares of its common stock for $123,900. There were no share repurchases under the program during the first and second quarters of 2022. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 12,624,293 shares of its common stock for $877,396 (at an average cost per share of $69.50). Periodically, the Company has reissued shares out of Treasury stock, including for earnout payments.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as the satisfaction of certain contingent consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest”, to the condensed consolidated financial statements for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income attributable to Generac Holdings Inc.	$60,377	$58,270	$118,005	$328,487
Redeemable noncontrolling interest redemption value adjustment	(46)	(5,225)	(10,883)	(30,817)
Net income attributable to common shareholders	$60,331	$53,045	$107,122	$297,670

Denominator
Weighted average shares, basic	61,368,440	63,249,881	61,552,949	63,480,161
Dilutive effect of stock compensation awards (1)	722,723	1,006,814	809,794	1,139,242
Dilutive effect of contingently issued shares	-	10,943	-	10,943
Diluted shares	62,091,163	64,267,638	62,362,743	64,630,346

Net income attributable to common shareholders per share
Basic	$0.98	$0.84	$1.74	$4.69
Diluted	$0.97	$0.83	$1.72	$4.61

(1) Excludes approximately 370,000 and 344,000 stock options and restricted stock awards for the three and nine months ended September 30, 2023,respectively, because they would be anti-dilutive. Excludes approximately 85,000 and 44,000 stock options and restricted stock awards for the three and nine months ended September 30, 2022, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2023 and 2022, were 26.4% and 20.4%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation coupled with lower year-over-year pre-tax book income in the current year, and certain favorable discrete tax items in the prior year which did not repeat.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on September 30, 2023, and December 31, 2022, was $168.5 million and $212.2 million, respectively.

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

On March 3, 2023, the plaintiff in the Moon case filed a motion (the “MDL Motion”) to transfer that case and other pending putative class actions seeking relief for alleged harm purportedly arising in connection with a Generac clean energy product, to a proposed multidistrict litigation. The Judicial Panel on Multidistrict Litigation issued orders that ultimately resulted in all of the putative class actions being coordinated and consolidated for pretrial proceedings in the Eastern District of Wisconsin. Plaintiffs filed their consolidated master complaint on September 1, 2023, and the Company moved to dismiss on October 31, 2023. Generac Power and the Company intend to vigorously defend against the consolidated master complaint.

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. On January 20, 2023, the California Ironworkers Field Pension Trust filed a related putative securities class action, also in the United States District Court for the Eastern District of Wisconsin. Both complaints assert claims for alleged violation of federal securities law related to disclosures of quality issues in Generac Power’s clean energy product, reliance on channel partners, and accounting for warranty reserves. The plaintiffs seek to represent a class of individuals who purchased or otherwise acquired common stock between April 29, 2021 and November 1, 2022 and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock. On March 14, 2023, the court consolidated the two actions. On May 30, 2023, the court appointed a lead plaintiff. On July 31, 2023, the lead plaintiff filed a consolidated complaint, which raised an additional claim for alleged violation of federal securities law related to the Company’s disclosures concerning demand for home standby generators. The Company moved to dismiss the consolidated complaint on October 9, 2023. The Company disputes the allegations in the operative consolidated complaint and intends to vigorously defend against the claims in the consolidated class action.

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

Between March 20, 2023, and April 11, 2023, three shareholder derivative actions were filed in the Circuit Court of Waukesha County, Wisconsin. The complaints (in which the Company is named as a nominal defendant) assert breaches of fiduciary duty and unjust enrichment, among other claims, based generally on alleged misrepresentations in the Company’s public statements and filings relating to the Company’s clean energy product, reliance on channel partners, and accounting for warranty reserves, among other allegations. Each complaint seeks unspecified damages on behalf of the Company and certain other relief, including certain corporate governance reforms. On June 1, 2023, the court entered an order consolidating the three actions, appointing lead plaintiffs’ counsel, and staying the consolidated actions. The Company disputes the allegations in the shareholder derivative actions and intends to vigorously defend against the claims in the complaints.

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

On  November 30, 2022, the U.S. CPSC notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report under section 19(a)(4) of the CPSA, 15 U.S.C. § 2068(a)(4), in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15.8 million. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin, as a result of which the Company became aware of a continuing inquiry by the DOJ related to its statutory obligations under the CPSA in connection with this matter. The Company is cooperating fully with this investigation and, at this time, is unable to predict the eventual scope, duration or final outcome of such investigation.

In 2019, EcoFactor, Inc. started a litigation campaign against smart thermostat manufacturers, including ecobee, Inc., which was acquired by the Company in 2021. EcoFactor accused ecobee of infringing its patents in three lawsuits filed in the United States District Court for the Western District of Texas and one lawsuit pending in the United States District Court for the District of Delaware. On June 23, 2023, a jury issued a verdict in a consolidated action in the Western District of Texas (Case Nos. 21-cv-00428-ADA and 20-cv-00078-ADA) finding that ecobee infringed one of the two patents at issue and awarded a lump-sum payment of $5.4 million for past and future damages. On August 23, 2023, the court issued its final judgment in favor of EcoFactor for $5.4 million, on a total lump-sum basis, together with interest and costs. ecobee filed a motion for judgment as a matter of law and intends to appeal the judgment. There are presently two remaining trials involving EcoFactor. EcoFactor claims ecobee infringes two patents in Case No. 22-cv-00033-ADA, which is scheduled for a jury trial in the Western District of Texas on September 16, 2024, and accuses ecobee of infringing three patents in Case No. 21-cv-00323-ADA, which is currently scheduled for trial on December 11, 2023, in the District of Delaware. ecobee denies infringement and intends to vigorously defend each of the lawsuits.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. On October 5, 2023, a jury issued a verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents and awarded a lump-sum payment of $11.5 million. ecobee intends to file motions for judgment as a matter of law and an appeal of any adverse verdict.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed two lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements (Spartronics Vietnam, Inc. v. Generac Power Systems, Inc., et al., Case No. 23-cv-00957-MWB (M.D. Pa.); Spartronics Vietnam, Inc. v. Generac Power Systems, Inc., et al., Case No. GD-23-7206 (Pa. Allegheny Cnty.)). Spartronics made similar claims against Generac Power in third-party complaints in lawsuits Spartronics is defending brought by its suppliers (EXIM & Mfr Enter. v. Spartronics Vietnam, Inc., Case No. 23-cv-00660-MWB (M.D. Pa.); JC Global, Inc. v. Spartronics (M.D. Fla. 23-cv-1155); and Circuit Interruption Tech. v. Spartronics Vietnam, Inc., Case No. 23-cv-2140-WMW-DLM (D. Minn.)). Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics purchasing practices, and has sought and will seek dismissal of the actions in favor of arbitration, as required by Generac Power’s supply agreement with Spartronics, and intends to pursue available claims in connection with the arbitration.

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

As our traditional power generation markets remain impacted by multiple mega-trends that are driving increased penetration of our products, we believe we are in an excellent position to execute on this opportunity given our competitive strengths. In addition, our focus on more resilient, efficient and sustainable energy solutions has dramatically increased our served addressable market, and as a result, we believe that Generac is well-positioned for success over the long-term.

Mega-Trends, Strategic Growth Themes, and Additional Business Drivers

In 2021, we unveiled our “Powering A Smarter World” strategic plan, which serves as the framework for the significant investments we have made and will continue to make to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is based on a number of key mega-trends that we believe will drive several significant strategic growth themes for our business. See our Annual Report on Form 10-K for the year ended December 31, 2022 for more information on our "Powering A Smarter World" strategic plan.

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

Strategic Growth Themes:

Power quality issues continue to increase. Power disruptions are an important driver of consumer awareness for back-up power and have historically influenced demand for generators, both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increase product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major outage event. Energy storage systems offer similar resiliency advantages to consumers and can benefit from these same awareness drivers, at least for short duration power outages. The optional standby market for C&I power generation is also driven by power quality issues and the related need for backup power. Attitudes around climate change have shifted and undergone increased global focus, and an aging and underinvested electrical grid infrastructure remains highly vulnerable to the expectation of more volatile and severe weather. Additionally, rapid growth in renewable power sources such as solar and wind is resulting in increased intermittency of supply, further impairing the reliable supply of electricity at a time when demand is starting to increase meaningfully with the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. These developments are causing a growing supply/demand imbalance for grid operators across North America, which has led to recent high-profile examples of rolling blackouts necessary to maintain grid integrity. In fact, the North American Electric Reliability Corporation has labeled significant portions of the continent as being at high risk of resource adequacy shortfalls during normal seasonal peak conditions in the 2023-2027 period due in part to these supply/demand dynamics. Further, in California, Public Safety Power Shutoff events have occurred whereby public utilities are turning off power supply to their customers under certain circumstances to prevent their transmission equipment from starting wildfires, which we anticipate may continue in the future. Taken together, we expect these factors to continue driving increased awareness and demand for Generac’s products within multiple categories.

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

Other Business Drivers

Impact of residential investment cycle. The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators and energy storage systems. Trends in the new housing market, highlighted by residential housing starts, can also impact demand for these products. Softer consumer spending for home improvement continued in the quarter as expected, impacting demand for residential product shipments. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. Finally, the existence of renewable energy mandates, investment tax credits and other subsidies, which have become even more prevalent with the recent passing of the Inflation Reduction Act, can also have an impact on the demand for solar and energy storage systems.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continue to realize the benefit of these pricing actions in 2023. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions in the existing Tranche B Term Loan Facility were replaced with SOFR provisions. During the nine months ended September 30, 2023, interest expense increased compared to the nine months ended September 30, 2022, primarily due to higher interest rates and borrowings. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements for further information.

Factors influencing provision for income taxes and cash income taxes paid.   The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation coupled with lower year-over-year pre-tax book income in the current year, and certain favorable discrete tax items in the prior year which did not repeat. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not impact the current quarter results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

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

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net sales	$1,070,667	$1,088,258	$(17,591)	-1.6%
Costs of goods sold	694,880	727,154	(32,274)	-4.4%
Gross profit	375,787	361,104	14,683	4.1%
Operating expenses:
Selling and service	117,929	170,381	(52,452)	-30.8%
Research and development	43,312	39,985	3,327	8.3%
General and administrative	83,052	37,464	45,588	121.7%
Amortization of intangible assets	26,718	25,751	967	3.8%
Total operating expenses	271,011	273,581	(2,570)	-0.9%
Income from operations	104,776	87,523	17,253	19.7%
Total other expense, net	(24,714)	(15,483)	(9,231)	-59.6%
Income before provision for income taxes	80,062	72,040	8,022	11.1%
Provision for income taxes	19,428	11,594	7,834	67.6%
Net income	60,634	60,446	188	0.3%
Net income attributable to noncontrolling interests	257	2,176	(1,919)	-88.2%
Net income attributable to Generac Holdings Inc.	$60,377	$58,270	$2,107	3.6%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$886,365	$931,132	$(44,767)	-4.8%
International	184,302	157,126	27,176	17.3%
Total net sales	$1,070,667	$1,088,258	$(17,591)	-1.6%

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$886,365	$7,640	$894,005	$931,132	$15,485	$946,617
International	184,302	23,293	207,595	157,126	25,416	182,542
Intercompany elimination	-	(30,933)	(30,933)	-	(40,901)	(40,901)
Total net sales	$1,070,667	$-	$1,070,667	$1,088,258	$-	$1,088,258

	Adjusted EBITDA by Reportable Segment
	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Domestic	$160,270	$159,810	$460	0.3%
International	28,332	24,006	4,326	18.0%
Total Adjusted EBITDA	$188,602	$183,816	$4,786	2.6%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$565,087	$664,115	$(99,028)	-14.9%
Commercial & industrial products	384,533	311,186	73,347	23.6%
Other	121,047	112,957	8,090	7.2%
Total net sales	$1,070,667	$1,088,258	$(17,591)	-1.6%

Net sales.   Domestic segment total sales (including inter-segment sales) decreased 6% to $894.0 million as compared to $946.6 million in the prior year quarter, with minimal favorable impact from acquisitions. The decline was driven by lower residential product sales primarily due to lower home standby and portable generator shipments as compared to the prior year. This was partially offset by growth in C&I product sales, highlighted by strong shipments to industrial distributors and direct customers for “beyond standby” applications.

International segment total sales (including inter-segment sales) increased 14% to $207.6 million as compared to $182.5 million in the prior year quarter, with acquisitions and foreign currency providing an approximate 11% favorable impact to revenue growth for the quarter. The sales growth for the segment was driven by varying levels of C&I product growth in most regions, partially offset by weaker portable generator sales in Europe.

In addition, total contribution from non-annualized acquisitions for the third quarter of 2023 was $4.6 million, including $0.5 million for the domestic segment and $4.1 million for the international segment.

Gross profit.   Gross profit margin was 35.1% as compared to 33.2% in the prior year third quarter. The increase in gross margin was primarily driven by lower raw material and logistics costs and production efficiencies. These margin benefits were partially offset by the impact of unfavorable sales mix.

Operating Expenses.   Operating expenses decreased by $2.6 million, or 0.9%, as compared to the third quarter of 2022. The operating expenses in the current quarter include $22.1 million of charges related to certain patent litigation matters (see Note 15, “Commitments and Contingencies” for additional information). The operating expenses in the prior year quarter include a $37.3 million provision for clean energy product warranty-related matters and a $17.9 million provision for bad debt related to a clean energy product customer that filed bankruptcy. The remaining increase in operating expenses is due to increased employee and marketing costs in the current year and a favorable contingent consideration adjustment in the prior year.

Other Expense.   The increase in other expense, net was driven primarily by higher interest expense due to higher interest rates and borrowings than the prior year quarter.

Provision for income taxes.   The effective income tax rates for the three months ended September 30, 2023 and 2022, were 24.3% and 16.1%, respectively. The increase in the effective tax rate was primarily due to the prior year quarter including certain favorable discrete tax items and a larger benefit from equity compensation as compared to the current year quarter.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. was $60.4 million compared to $58.3 million in the prior year third quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the third quarter of 2023 was $160.3 million, or 17.9% of domestic segment total sales, as compared to $159.8 million in the prior year, or 16.9% of total sales. This margin improvement was primarily driven by favorable price and cost benefits, partially offset by unfavorable sales mix and higher employee and marketing expenses.

Adjusted EBITDA for the international segment in the third quarter of 2023, before deducting for non-controlling interests, was $28.3 million, or 13.6% of international segment total sales, as compared to $24.0 million, or 13.2% of total sales, in the prior year. This modest margin improvement was primarily driven by favorable price, cost and mix benefits.

Adjusted Net Income.   Adjusted Net Income of $101.9 million for the three months ended September 30, 2023, decreased 9.1% from $112.2 million for the three months ended September 30, 2022. This decrease was primarily driven by the impact of various add-backs in the current and prior year quarters.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net sales	$2,958,997	$3,515,505	$(556,508)	-15.8%
Costs of goods sold	1,982,290	2,336,668	(354,378)	-15.2%
Gross profit	976,707	1,178,837	(202,130)	-17.1%
Operating expenses:
Selling and service	334,360	388,690	(54,330)	-14.0%
Research and development	129,074	121,328	7,746	6.4%
General and administrative	199,108	132,036	67,072	50.8%
Amortization of intangible assets	78,934	77,681	1,253	1.6%
Total operating expenses	741,476	719,735	21,741	3.0%
Income from operations	235,231	459,102	(223,871)	-48.8%
Total other expense, net	(71,737)	(38,095)	(33,642)	-88.3%
Income before provision for income taxes	163,494	421,007	(257,513)	-61.2%
Provision for income taxes	43,184	86,028	(42,844)	-49.8%
Net income	120,310	334,979	(214,669)	-64.1%
Net income attributable to noncontrolling interests	2,305	6,492	(4,187)	-64.5%
Net income attributable to Generac Holdings Inc.	$118,005	$328,487	$(210,482)	-64.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$2,395,292	$3,003,237	$(607,945)	-20.2%
International	563,705	512,268	51,437	10.0%
Total net sales	$2,958,997	$3,515,505	$(556,508)	-15.8%

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$2,395,292	$33,960	$2,429,252	$3,003,237	$44,742	$3,047,979
International	563,705	84,078	647,783	512,268	59,075	571,343
Intercompany elimination	-	(118,038)	(118,038)	-	(103,817)	(103,817)
Total net sales	$2,958,997	$-	$2,958,997	$3,515,505	$-	$3,515,505

	Adjusted EBITDA by Reportable Segment
	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Domestic	$331,134	$572,159	$(241,025)	-42.1%
International	94,088	79,532	14,556	18.3%
Total Adjusted EBITDA	$425,222	$651,691	$(226,469)	-34.8%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$1,482,538	$2,337,072	$(854,534)	-36.6%
Commercial & industrial products	1,131,876	899,263	232,613	25.9%
Other	344,583	279,170	65,413	23.4%
Total net sales	$2,958,997	$3,515,505	$(556,508)	-15.8%

Net sales.   Domestic segment total sales (including inter-segment sales) declined $618.7 million, or 20.3%, to $2,429.3 million in the nine months ended September 30, 2023,with the impact of acquisitions contributing approximately 2% revenue growth for the nine month period. The decline in sales was driven primarily by lower home standby generator shipments due to higher field inventory levels, as well as a decline in portable generator and clean energy product shipments. This decline was partially offset by strong C&I product sales growth across most channels, highlighted by national rental equipment, industrial distributors, and other direct customers for "beyond standby" applications.

International segment total sales (including inter-segment sales) increased $76.4 million, or 13.4%, to $647.8 million, with the net impact of acquisitions and foreign currency contributing approximately 4% revenue growth for the nine month period. The sales growth for the segment was primarily driven by strength in nearly all regions around the world, partially offset by weaker portable generator sales in Europe.

In addition, total contribution from non-annualized acquisitions for the nine months ended September 30, 2023, was $64.1 million, including $56.8 million for the domestic segment and $7.3 million for the international segment.

Gross profit.   Gross profit margin for the nine months ended September 30, 2023, was 33.0% compared to 33.5% in the prior year comparable period. This decline in margin was primarily due to the impact of unfavorable sales mix, partially offset by higher pricing and lower raw material and logistics costs.

Operating Expenses.   Operating expenses for the nine months ended September 30, 2023, increased $21.7 million or 3.0%, as compared to the prior year comparable period. The operating expenses in the current period include a $5.8 million provision for a regulatory matter with the CPSC and $22.1 million of legal charges related to patent litigation (see Note 15, “Commitments and Contingencies” for additional information) as well as an increase in employee and marketing costs. The operating expenses in the prior period include a $37.3 million provision for clean energy product warranty-related matters and a $17.9 million provision for bad debt related to a clean energy product customer that filed for bankruptcy, as well as a favorable contingent consideration adjustment.

Other Expense.   The increase in other expense, net was driven primarily by higher interest expense due to higher interest rates and borrowings compared to the prior year comparable period. The increase was partially offset by a $3.7 million non-cash write-off of original issue discount and deferred financing costs due to a $250 million prepayment of our Tranche B Term Loan Facility in the prior year period.

Provision for income taxes.   The effective income tax rates for the nine months ended September 30, 2023 and 2022, were 26.4% and 20.4%, respectively. The increase in the effective tax rate was primarily due to a significantly lower benefit from equity compensation coupled with lower year comparable period pre-tax book income in the current year period compared to the prior.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. for the nine months ended September 30, 2023, was $118.0 million as compared to $328.5 million in the prior year comparable period. This decrease was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the nine months ended September 30, 2023, was $331.1 million or 13.6% of total domestic segment total sales, as compared to $572.2 million, or 18.8%, in the prior year comparable period. This lower margin performance was primarily driven by the significant impact of unfavorable sales mix and reduced operating leverage on lower shipments.The impact of acquisitions and investments for future growth also negatively affected margins during the period.These headwinds were partially offset by favorable price and cost benefits.

Adjusted EBITDA for the international segment in the nine months ended September 30, 2023, before deducting for non-controlling interests, was $94.1 million, or 14.5% of international segment total sales, as compared to $79.5 million, or 13.9%, of total sales, in the prior year comparable period.  This stronger margin performance was primarily driven by favorable price and cost benefits and improved operating leverage on higher sales volume.

Adjusted Net Income.   Adjusted Net Income of $209.1 million for the nine months ended September 30, 2023, decreased 50.8% from $425.3 million for the nine months ended September 30, 2022. This decrease was primarily driven by lower net income due to the factors outlined above, together with the impact of various add-backs in the first nine months of the current and prior years.

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

Our credit agreements originally provided for a $1.2 billion term loan B credit facility ("Tranche B Term Loan Facility") and currently include a $300.0 million uncommitted incremental term loan facility. Additionally, our credit agreements originally provided for a $500.0 million ABL Facility that was paid off and terminated in June 2022.

In June 2022, we amended and restated our existing credit agreements ("Amended Credit Agreement") resulting in a new term loan facility in an aggregate principal amount of $750 million ("Tranche A Term Loan Facility"), established a new revolving facility with an available borrowing amount of $1.25 billion ("Revolving Facility"), terminated the former ABL Facility, and replaced all LIBOR provisions in the existing Tranche B Term Loan Facility with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility and make a $250 million voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds to be used for future general corporate purposes. As a result of these prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt in the condensed consolidated statements of comprehensive income. The Revolving Facility was unfunded at closing.

As of September 30, 2023, there was $530 million outstanding under the Tranche B Term Loan Facility, $750 million outstanding under the Tranche A Term Loan Facility, and $200 million of borrowings on our Revolving Facility, leaving $1,049.9 million of unused capacity, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. At September 30, 2023, the interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 7.10%, 7.10%, and 7.18%, respectively. See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2022, for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense.

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility principal is repayable in quarterly installments with the first maturity in September 2023. Payment on the Tranche A Term Loan Facility is due on the last day of the quarter, or the following business day if the last day of the quarter is a non-business day. Payments on the Revolving Facility are not due until 2027. The maturity schedule on these facilities is as follows:

2023	$9,375
2024	28,125
2025	46,875
2026	595,625
2027	800,000
Total	$1,480,000

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2023, our net secured leverage ratio was 2.25 to 1.00. The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2023, our total leverage ratio was 2.37 to 1.00, and our interest coverage ratio was 7.00 to 1.00. We were in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2023.

As of September 30, 2023, we had $1,211.4 million of available liquidity, comprised of $161.5 million of cash and cash equivalents and $1,049.9 million available under our Revolving Facility, net of outstanding letters of credit. As of September 30, 2023, total liquidity is reduced to $983.6 million under our most restrictive debt covenants and consists of $161.5 million of cash and cash equivalents and $822.1 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a stock repurchase program, which commenced on October 27, 2020, and allowed for the repurchase of up to $250.0 million of our common stock over a 24-month period. That program was exhausted in the third quarter of 2022. In July 2022, our Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allows for the repurchase of up to $500.0 million of our common stock over a 24-month period. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at our discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, and compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2023, we repurchased 875,580 shares of our common stock for $100.3 million. There were no share repurchases under the program during the first and second quarters of 2023. During the third quarter of 2022, we repurchased 536,633 shares our common stock for $123.9 million. There were no share repurchases under the program during the first and second quarters of 2022. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 12,624,293 shares of common stock for $877.4 million (at an average cost per share of $69.50). We have periodically reissued shares out of Treasury stock, including for earnout payments.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase program.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 17% and 16% of net sales for the nine months ended September 30, 2023 and 2022, respectively. The amount financed by dealers which remained outstanding was $168.5 million and $212.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Cash Flow

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change

Net cash provided by (used in) operating activities	$204,724	$(42,352)	$247,076	583.4%
Net cash used in investing activities	(98,445)	(85,082)	(13,363)	-15.7%
Net cash (used in) provided by financing activities	(77,568)	214,871	(292,439)	-136.1%

The increase in operating cash flows for the nine months ended September 30, 2023, primarily represents a significantly lower investment in working capital as compared to the prior year, partially offset by lower operating earnings.

Net cash used in investing activities for the nine months ended September 30, 2023, primarily represents cash payments of $77.7 million related to the purchase of property and equipment, $16.0 million for the acquisition of REFUstor, $6.6 million for a tax equity investment, and a $2.6 million minority investment in Rolling Energy Resources and Earth Foundry. These were partially offset by cash proceeds from beneficial interests in securitization transactions of $2.5 million and proceeds from the sale of property and equipment of $1.9 million.

Net cash used in investing activities for the nine months ended September 30, 2022, primarily represents cash payments of $64.8 million related to the purchase of property and equipment, $14.9 million for a contribution to a tax equity investment, and $11.4 million related to the acquisition of businesses, which were partially offset by cash proceeds from beneficial interests in securitization transactions of $2.7 million, cash proceeds from the sale of property and equipment of $2.0 million, and cash proceeds from the sale of an investment of $1.3 million.

Net cash used in financing activities for the nine months ended September 30, 2023, primarily represents proceeds of $345.4 million from long-term borrowings, $49.1 million from short-term borrowings, and $7.1 million from the exercise of stock options. These cash proceeds were more than offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $100.3 million used for stock repurchases, $259.0 million of debt repayments ($25.9 million of short-term borrowings and $233.1 million of long-term borrowings and finance lease obligations), $10.1 million of taxes paid related to equity awards, and $5.0 million for payment of contingent acquisition consideration.

Net cash provided by financing activities for the nine months ended September 30, 2022, primarily represents proceeds of $935.6 million from long-term borrowings, $237.2 million from short-term borrowings, and $13.6 million from the exercise of stock options. These cash proceeds were partially offset by $780.0 million of debt repayments ($239.6 million of short-term borrowings and $540.4 million of long-term borrowings and finance lease obligations), $123.9 million of stock repurchases, $40.5 million of taxes paid related to equity awards, $16.1 million of contingent consideration for acquired businesses, and $10.3 million for payment of debt issuance costs.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 22, 2023 filing of our Annual Report on Form 10-K for the year ended December 31, 2022, except for the changes in outstanding borrowings and interest rates as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2023	2022	2023	2022

Net income attributable to Generac Holdings Inc.	$60,377	$58,270	$118,005	$328,487
Net income attributable to noncontrolling interests	257	2,176	2,305	6,492
Net income	60,634	60,446	120,310	334,979
Interest expense	24,707	15,514	72,862	35,303
Depreciation and amortization	42,951	39,165	124,149	116,724
Provision for income taxes	19,428	11,594	43,184	86,028
Non-cash write-down and other adjustments (a)	2,055	(6,840)	(5,257)	(10,025)
Non-cash share-based compensation expense (b)	9,927	6,861	30,306	23,423
Loss on extinguishment of debt (c)	-	-	-	3,743
Transaction costs and credit facility fees (d)	921	1,250	3,161	3,831
Business optimization and other charges (e)	5,291	622	8,151	3,371
Provision for legal, regulatory, and clean energy product charges (f)	22,113	55,265	27,913	55,265
Other	575	(61)	443	(951)
Adjusted EBITDA	188,602	183,816	425,222	651,691
Adjusted EBITDA attributable to noncontrolling interests	493	3,632	4,146	10,799
Adjusted EBITDA attributable to Generac Holdings Inc.	$188,109	$180,184	$421,076	$640,892

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

(e)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(f)  The amount recorded in the third quarter 2023 represents a provision for judgments, estimates of pre-judgment interest and costs, and legal expenses related to certain patent lawsuits. The amount recorded in the first quarter 2023 represents a provision of $5.8 million for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. The amount recorded in the third quarter of 2022 represents a specific bad debt provision of $17.9 million for a clean energy product customer that filed for bankruptcy as well as a warranty provision of $37.3 million to address certain clean energy product warranty-related matters.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2023	2022	2023	2022

Net income attributable to Generac Holdings Inc.	$60,377	$58,270	$118,005	$328,487
Net income attributable to noncontrolling interests	257	2,176	2,305	6,492
Net income	60,634	60,446	120,310	334,979
Amortization of intangible assets	26,718	25,751	78,934	77,681
Amortization of deferred finance costs and original issue discount	981	974	2,902	2,261
Loss on extinguishment of debt (a)	-	-	-	3,743
Transaction costs and other purchase accounting adjustments (b)	356	(7,605)	1,743	(7,651)
(Gain)/loss attributable to business or asset dispositions (c)	-	-	(119)	(229)
Business optimization and other charges (d)	5,291	622	8,151	3,371
Provision for legal, regulatory, and clean energy product charges (e)	22,113	55,265	27,913	55,265
Tax effect of add backs	(13,887)	(21,233)	(28,476)	(36,907)
Adjusted net income	102,206	114,220	211,358	432,513
Adjusted net income attributable to noncontrolling interests	257	2,031	2,305	7,199
Adjusted net income attributable to Generac Holdings Inc.	$101,949	$112,189	$209,053	$425,314

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.64	$1.75	$3.35	$6.58
Weighted average common shares outstanding - diluted:	62,091,163	64,267,638	62,362,743	64,630,346

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

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  The amount recorded in the third quarter 2023 represents a provision for judgments, estimates of pre-judgment interest and costs, and legal expenses related to certain patent lawsuits. The amount recorded in the first quarter 2023 represents a provision of $5.8 million for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. The amount recorded in the third quarter of 2022 represents a specific bad debt provision of $17.9 million for a clean energy product customer that filed for bankruptcy as well as a warranty provision of $37.3 million to address certain clean energy product warranty-related matters.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2023, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended September 30, 2023, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2023 – 07/31/2023	29	$148.94	-	$278,059,869
08/01/2023 – 08/31/2023	664,485	$113.06	664,400	$202,945,634
09/01/2023 – 09/30/2023	216,561	$119.02	211,180	$177,793,103
Total	881,075	$114.52

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 7, 2023