Form 10-K
period 2023-12-31
GENERAC HOLDINGS INC.
filed 2024-02-21
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 Or
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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.0 billion based on the closing price reported for such date on the New York Stock Exchange.

As of February 16, 2024, 60,269,310 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2023 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

2023 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws and regulations;
●	scrutiny regarding our ESG practices;
●	our ability to develop and enhance products and gain customer acceptance for our products;
●	frequency and duration of power outages impacting demand for our products;
●	changes in durable goods spending by consumers and businesses or other macroeconomic conditions, impacting demand for our products;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	changes in U.S. trade policy;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinancing our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

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

PART I

Item 1. Business

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation products for residential and commercial & industrial (C&I) applications, solar + battery storage systems, energy monitoring & management devices and services, and engine- & battery-powered tools and equipment. As an energy technology solutions company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. In recent years, the Company has been evolving its product portfolio by building out ecosystems of energy technology products, solutions, and services for homes and businesses. As part of this evolution, we have made significant investments into growing markets such as residential and C&I energy storage, solar module-level power electronics (MLPE), energy monitoring & management devices, and electric vehicle (EV) charging. Central to these ecosystems are the Company’s next-generation connectivity devices, controls capabilities, and software platforms that facilitate the integration of our products and support the growing utilization of such distributed energy resources (DERs) in grid services programs. In addition, we have been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner transition fuel compared to diesel, to expand into applications beyond standby power, allowing us to participate in Energy-as-a-Service and microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and Generac’s energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid referred to as “Grid 2.0”.

As our traditional power generation markets continue to grow due to multiple mega-trends that are driving increased penetration of our products, we believe we are in an excellent position to execute on this opportunity given our competitive strengths. In addition, our focus on more resilient, efficient and sustainable energy solutions has dramatically increased our served addressable market, and as a result, we believe that Generac is well positioned for success over the long term.

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

In 1980, we expanded beyond portable generators into the industrial power generation market with the introduction of our first stationary generators that provided up to 200kW of power output. We introduced our first residential standby generator in 1989 and expanded our industrial product offering and global distribution system in the 1990s, forming a series of alliances that rapidly increased our sales. Our growth accelerated in the 2000s as we expanded our purpose-built line of residential and commercial automatic standby generators and implemented our multi-layered, omni-channel distribution philosophy. Throughout the 2000s, a number of high-profile power outage events also helped to increase the awareness and need for backup power and home standby generators. In 2006, the founder of Generac sold the company to affiliates of CCMP Capital Advisors, LLC, together with certain other investors and members of our management. In February 2010, we completed our initial public offering (IPO) of the Company’s common stock. Since then, we have scaled our sales & marketing capabilities and systems, while also building the Generac brand into one of the leading names in backup power around the nation.

Soon after going public, we implemented our “Powering Ahead” enterprise strategy. This strategic plan accelerated the Company’s transition from primarily a North America focused, emergency backup generator company into a more diversified industrial technology company with the addition of new and adjacent product categories and an expanded global presence, primarily through a series of acquisitions. In 2018, we transitioned to a new enterprise strategy called “Powering Our Future”, which drove further share gains in new and existing markets, capitalized on Generac’s leadership in natural gas gensets, established our connectivity strategy, and provided the foundation for the Company’s evolution into an energy technology solutions company, including our initial acquisitions within the residential clean energy space. This ultimately led to the introduction of our “Powering A Smarter World” enterprise strategy in 2021. Our current strategic plan continues the evolution of Generac’s business model that pairs traditional and emerging power generation, conversion, and storage technologies with new monitoring, management and grid services capabilities to provide solutions for the dynamic challenges presented by today’s energy landscape.

Significant Investments in Energy Technology Solutions

We’ve been providing power generation and resiliency solutions for homes and businesses for decades. Leveraging that expertise in power generation, Generac has made significant investments in recent years to expand its capabilities into energy technology solutions, beginning with the March 2019 acquisition of Neurio Technology Inc., a leading energy data company focused on monitoring technology and sophisticated analytics to optimize energy use within a home or business. This was followed by the April 2019 acquisition of Pika Energy Inc. (Pika Energy), a designer and manufacturer of battery storage technologies that capture and store solar or other power sources for homeowners and businesses. In October 2020, the Company acquired Enbala Power Networks Inc., one of the leading providers of distributed energy optimization and control software that helps support the operational stability of the world’s power grids. In July 2021, Generac added to its residential clean energy portfolio with the acquisition of Chilicon Power LLC (Chilicon), a designer and provider of grid-interactive rooftop power inversion devices and monitoring solutions for the solar market. With these acquisitions, Generac has established a presence in the rapidly developing residential clean energy market, focused on solar and battery storage solutions, as well as grid services platforms that can leverage any of our product offerings that are capable of being grid-connected.

In December 2021, Generac acquired ecobee Inc. (ecobee), a leader in sustainable home technology solutions. In addition to smart home thermostatic controls and other smart home devices, ecobee offers its customers the ability to participate in energy services programs, which allow homeowners to reduce energy consumption and utility bills via intelligent HVAC controls. The acquisition represents a major step forward in the Company’s efforts to provide an integrated residential energy ecosystem that includes a sophisticated user interface platform to allow homeowners to take charge of their energy generation, storage, consumption, and management. We believe ecobee’s solutions, serving as the central hub of our residential energy ecosystem, together with its product and software development expertise will prove to be a differentiator for Generac when combined with our growing suite of energy technology solutions.

In December 2023, Generac made a minority investment in Wallbox N.V. (Wallbox) (NYSE: WBX), a global leader in smart EV charging and energy management solutions. Along with the investment, Generac and Wallbox are expected to collaborate to provide Wallbox’s full suite of EV charging solutions to Generac’s customers and distribution partners. Also in 2023, we opened a dedicated engineering center of excellence in Reno, Nevada that will house the development and testing of batteries, switches, power electronics, and other clean energy solutions.

As we look to the future, we expect to make continued investment in the people, processes, and capabilities involved in the development of these residential energy technologies, as we work to further broaden our product offering and distribution network. Additionally, the favorable policy backdrop for these markets, underscored by the Inflation Reduction Act and other state regulations, provides the necessary visibility to drive potential long-term, value-creating investments. With this opportunity in front of us, we plan to build out our residential energy technology capabilities and our suite of products and solutions as we expect to play an important role in the transition to a cleaner, more sustainable, and more reliable electric grid.

Generac’s efforts in expanding its energy technology solutions cover C&I and international markets as well. In June 2021, the Company acquired Deep Sea Electronics Limited, a UK-based designer and manufacturer of advanced controls for a range of power generation and other applications used around the world. In September 2021, Generac acquired Off Grid Energy Ltd., a designer and manufacturer of industrial-grade mobile energy storage systems serving predominantly rental markets. The Company advanced its C&I connectivity strategy with the October 2022 acquisition of Blue Pillar, an industrial internet of things (IoT) platform developer that designs, deploys, and manages industrial IoT solutions. Blue Pillar provides a foundation to build out a connectivity solution for our C&I products to further enable their use in grid services programs. In February 2023, Generac acquired REFU Storage Systems GmbH (REFU), a developer and supplier of battery storage and inverter hardware products, advanced software, and platform services for the commercial and industrial markets. REFU’s energy storage systems will complement and enhance our current global product offerings and is expected to further accelerate our development of new technologies as we continue to provide our commercial and industrial consumers with leading solutions for their adoption of renewable energy. Additionally, in 2023 Generac launched a series of stationary battery energy storage systems for commercial and industrial applications in the North American market that will help us advance our capabilities in microgrid projects. These acquisitions and related organic initiatives will collectively help lay the groundwork to further advance our energy technology strategies across C&I markets around the world.

For a complete summary of recent acquisitions, please see Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Products and Solutions

We design, manufacture, and distribute a broad range of energy technology products and solutions. We design and manufacture stationary, portable, and mobile power generators with single-engine outputs ranging between 800W and 3,250kW. We have developed a line of energy storage systems for use in residential solar-plus-storage applications. We also have a line of stationary and mobile energy storage systems that serve global commercial and industrial markets. We have a growing selection of energy monitoring and management devices and solutions that we expect to serve as the central hub or controls platform for our residential and C&I energy ecosystems. We participate in the market for grid services by providing distributed energy optimization and control software. We design and manufacture other power products including light towers and a broad line of outdoor power equipment that we refer to as “chore products”, which includes a variety of property maintenance equipment powered by both engines and batteries. We classify our products into three categories based on similar ranges of power output geared for varying end customer uses: Residential products, C&I products, and "Other products and services". The following summary outlines these categories, including their key attributes and customer applications.

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

As the product category leader, we believe we have the broadest line of home standby generators in the marketplace. Every home standby generator that we offer is equipped with Mobile Link™. This remote monitoring capability is a standard, WiFi-enabled feature that allows our customers to check the status of their generator remotely from their smart phone or tablet, and also provides the capability to similarly receive maintenance and service alerts. The data that is provided by this remote monitoring functionality allows us to better understand our installed base of products, while optimizing both product quality and customer satisfaction. In 2021, we expanded our residential connectivity strategy with the acquisition of Tank Utility Inc. (Tank Utility), an IoT propane tank monitoring solutions company. This addition provides incremental value to our dealers and peace of mind to owners of our home standby generators that use propane as a fuel source.

Leveraging the technologies acquired in the 2019 acquisition of Pika Energy, we have developed a line of clean energy products marketed under the Generac brand and using the PWRcell™ brand name. This residential storage solution consists of a system of batteries, an inverter, photovoltaic (PV) optimizers, power electronic controls, and other components. This system captures and stores electricity from solar panels or other power sources and helps reduce home energy costs while also protecting homes from shorter duration power outages. PWRcell systems can range in size from 9kWh up to 36kWh of storage capacity. In 2022, we launched PWRmanager, the second generation of our load management controls, allowing customers to program and remotely control certain loads in a home and thereby manage battery run times from their smart phones or tablets.

In 2021, we acquired ecobee, a leader in sustainable smart home solutions such as smart thermostats and a suite of home monitoring products, all designed with a focus on energy conservation, convenience, peace of mind and comfort. ecobee’s smart home energy management devices and complementary sensors intelligently optimize heating and cooling systems, often the largest energy consuming system within a home, to deliver significant energy savings for homeowners. In 2023, ecobee launched a line of smart doorbell cameras, which integrates with ecobee’s products and helps to drive increased consumer engagement with their platform. The capabilities acquired via ecobee and Tank Utility, paired with our existing Mobile Link remote monitoring system, provide the foundation for Generac’s residential connectivity strategy, which will be integral in the continued development of our smart home energy ecosystem.

Importantly, we are leveraging ecobee’s technologies and software development expertise to develop a user interface platform at the center of our home energy ecosystem that will allow homeowners to monitor and control Generac’s entire suite of products using a “single pane of glass”. In 2023, we took our first steps towards this goal by successfully integrating our home standby generators and propane tank monitors with the ecobee platform. We believe the integration of our products and solutions in a single cohesive ecosystem will drive additional peace of mind and energy efficiency benefits for homeowners.

This functionality will also help enable connection to our grid services distributed energy resource management software (DERMS) called Concerto. All of our residential energy technology products and home standby generators come with grid-connection capabilities, enabling consumers to connect and enroll their distributed energy resources in available grid services programs. These solutions can provide material value to homeowners in the form of lower utility costs, while also helping grid operators retain capacity to address supply/demand imbalances on the grid.

We continue to develop new Generac-branded energy technology products that we expect to bring to market as we build out a broader energy management ecosystem, giving our distributors access to a more diverse line-up of products that can serve a variety of applications. For example, our recent investment in Wallbox is expected to allow us to participate in the rapidly developing home EV charging market by offering co-branded EV charging technologies through our expansive distribution network.

We also provide a broad product line of portable and inverter generators that range in size from 800W to 18kW, as well as multiple portable battery solutions that provide clean, emission-free power at the push of a button. These products can help serve as an emergency home backup source of electricity and are also used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and at the recreational market with our inverter generator products, which are quieter than traditional portable generators. In addition, we offer manual transfer switches to supplement our portable generator product offering.

We provide a broad product line of outdoor power equipment referred to as “chore products”, which are used in property maintenance applications for larger-acreage residences, commercial properties, municipalities, and farms. These products include trimmers, field and brush mowers, log splitters, stump grinders, chipper shredders, lawn and leaf vacuums, pressure washers and water pumps. We also offer commercial-grade, battery-powered turf care products through Mean Green Products, which was acquired in 2020. In addition to Generac’s efforts to expand Mean Green’s production capacity and distribution capabilities, this acquisition will help to accelerate the electrification of our higher-powered lineup of chore products. Chore products are largely sold in North America through direct-to-consumer online catalogs, retail hardware stores, and outdoor power equipment dealers, primarily under the DR® brand name.

Residential products comprised 51.3%, 63.8% and 65.8%, respectively, of total net sales in 2023, 2022 and 2021.

Commercial & Industrial Products

We offer a full line of C&I generators that are sold around the world. We are a leader in cleaner-burning natural gas fueled generators, and also have a full offering of C&I generators that are fueled by diesel and Bi-FuelTM. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW. Through the Deep Sea acquisition in 2021, we have expanded our capabilities in the design and manufacture of advanced controls for a range of C&I power generation applications, such as microgrids and “beyond standby” configurations. Our natural gas C&I stationary generators have grid-connection capabilities, enabling our customers to generate an incremental return on investment by connecting and enrolling their generator as a distributed energy resource in grid services applications where available.

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

We design and manufacture a broad product line of modularized and configured stationary generators and related transfer switches for various industrial standby, continuous-duty, and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, include stationary and containerized packages, and can include our Modular Power Systems (MPS) technology that extends our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. Over the past several years, we have introduced larger and higher-powered gaseous-fueled generators, with the highest output of 1,000kW for a single-engine set. Our industrial standby generators are primarily used as emergency backup for larger applications (such as healthcare, telecom, datacom, commercial office, retail, municipal and manufacturing markets, to name a few). In recent years, we've focused our efforts to utilize our gaseous-fueled generators in "beyond standby" applications including distributed generation and microgrid projects and have developed purpose-built products for these applications that have grid-connected capability. This grid-connected functionality and the significant expansion of our in-house advanced controls capabilities further enhances the potential utilization of our generators in these applications.

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

We also offer a full line of industrial transfer switches to meet varying needs from light commercial applications all the way up to the most demanding mission-critical installations. In recent years, we have significantly increased and upgraded our industrial transfer switch product offering, which we believe will help to enhance our attachment rate and related market share for these products. Generac’s innovative feature set and flexible platforms offer a variety of switching configurations to meet almost any project needs.

We also design and manufacture a broad product line of C&I mobile products such as light towers and mobile generators, which provide temporary lighting and power for various end markets around the world (such as road and commercial construction, energy, mining, military, and special events). We also offer commercial mobile pumps, heaters, and dust-suppression equipment for a wide variety of applications. All of our mobile products are typically sold to national and regional rental companies who then rent the equipment to the end user.

We have continued to expand our portfolio of energy technology solutions for C&I applications. In 2021, we acquired Off Grid Energy, a European based manufacturer of mobile energy storage systems predominantly used in the rental markets. In 2023, we acquired REFU, a European based provider of stationary energy storage systems and related inverter products. We also organically introduced a line of larger stationary battery energy storage systems for C&I applications in the North American market. We believe these collective product offerings will enable us to capture market share of the rapidly expanding Battery Energy Storage System (or BESS) market in the future. Our BESS solutions are primarily targeted at “behind-the-meter” applications for on-site energy storage. We expect to leverage our leading position as a provider of traditional stationary generators to gain share in the global BESS market. This expertise is particularly beneficial for multi-asset solutions that combine generators with energy storage assets, providing the many benefits of behind-the-meter storage with longer duration outage protection. We also continue to develop other energy technology products, such as mobile battery-powered light towers, as well as hybrid mobile solutions that pair a battery with a diesel engine to reduce emissions and noise pollution. In addition, we continue to provide various gaseous-engine control systems and accessories, which are used in our natural gas generators, as well as sold to other gas-engine manufacturers and aftermarket customers.

C&I products comprised 37.2%, 27.6% and 26.7%, respectively, of total net sales in 2023, 2022 and 2021.

Other Products and Services

Our “Other products and services” category primarily consists of aftermarket service parts and product accessories sold to our customers, installation and maintenance services, extended warranty revenue, grid services revenue, remote monitoring subscription revenue, and other service offerings provided by our owned industrial distributors.

Included in this “Other products and services” category are energy services revenues that are generated by ecobee, Blue Pillar, and our Concerto software platform. The Concerto energy-balancing software platform provides a highly flexible approach for controlling and dispatching distributed energy resources from flexible loads, backup generators, energy storage systems, and other renewable energy sources, and gives utilities and grid operators the flexibility to operate virtual power plants in real-time to better manage the escalating complexities of the future electrical grid. These capabilities are broadly referred to as grid services.

The acquisition of ecobee further enhanced our efforts in grid services. In addition to their product sales, ecobee also recognizes service revenue in certain circumstances when a homeowner enrolls their smart thermostat in a grid services program offered by their utility. ecobee can provide utilities direct connection to a homeowner’s smart thermostat, thereby allowing control of a significant portion of the home’s electrical load. In exchange for this capability, utilities pay ecobee for that connection.

The 2022 acquisition of Blue Pillar expanded our C&I connectivity capabilities and provided a standard protocol for all of our C&I products to be connected to our Concerto platform. In addition to connectivity device sales, Blue Pillar recognizes software subscription and support revenue resulting from the monitoring and management capabilities its platform provides customers.

Finally, our Mobile Link platform provides remote monitoring services for our residential home standby customers and “Fleet” services for our residential home standby dealers, whereby we collect subscription revenue for these services on a recurring basis.

"Other products and services" comprised 11.5%, 8.6% and 7.5%, respectively, of total net sales in 2023, 2022 and 2021.

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

Key Mega-Trends:

●

“Grid 2.0”: which is the evolution of the traditional electrical utility model as the increasing reliance on intermittent renewable generation sources and the electrification of everything are leading to supply/demand imbalances and rising electricity costs, driving the migration towards distributed energy resources and decarbonization, digitization, and decentralization of the grid.

●	Impact of climate change: which includes the expectation of more severe and volatile weather driving increased power outage activity, and more global regulation accelerating renewable investments.
●	Home as a Sanctuary: which includes the trend of the increasing importance of the home – including more people working from home and aging in place – is leading to increasing sensitivity to power outages and need for peace of mind, combined with the more intelligent and connected home and desire for improved energy resiliency and efficiency.
●	Emergence of cleaner alternative fuels: natural gas, and other alternative fuels, are important elements in the transition to a lower-carbon global energy supply.
●	Growing investment in global infrastructure creating new opportunities: Upgrading of aging and underinvested legacy systems including transportation, power, healthcare and elderly care; along with expanding investment for increasingly critical technology infrastructure including data centers, telecom and EV charging.

Strategic Growth Themes:

Power quality issues continue to increase. Power disruptions are an important driver of consumer awareness for back-up power and have historically influenced demand for generators both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major outage event. Energy storage systems offer similar resiliency advantages to consumers and can benefit from these same awareness drivers, at least for short duration power outages. The optional standby market for C&I power generation is also driven by power quality issues and the related need for backup power. Attitudes around climate change have shifted and undergone increased global focus in recent years, and an aging and underinvested electrical grid infrastructure remains highly vulnerable to the expectation of more severe and volatile weather. Additionally, rapid growth in renewable power sources such as solar and wind is resulting in increased intermittency of supply, further impairing the reliable supply of electricity at a time when demand is starting to increase meaningfully with the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. These developments are causing a growing supply/demand imbalance for grid operators across North America, which has led to high-profile examples of rolling blackouts and calls for utility customers to reduce consumption to maintain grid integrity. In fact, the North American Electric Reliability Corporation has labeled significant portions of the United States and Canada as being at high risk of resource adequacy shortfalls during normal seasonal peak conditions in the 2024-2028 period due in part to these supply/demand dynamics. We are seeing increasing evidence that warnings of potential resource inadequacies are driving incremental consumer awareness of the need for backup power solutions. We believe utility supply shortfalls and related warnings may continue in the future, further expanding awareness of deteriorating power quality in North America. Taken together, we expect these factors to continue driving increased awareness of the need for backup power and demand for Generac’s products within multiple categories.

Home standby penetration opportunity is significant. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. With only approximately 6.25% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $150,000, as defined by the U.S. Census Bureau's 2021 American Housing Survey for the United States), we believe there are significant opportunities to further penetrate the residential standby generator market both domestically and internationally. We believe by expanding our distribution network, continuing to develop our product lines, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our home standby generators.

Solar, storage, and energy management markets are developing quickly. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and energy storage technologies. On-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. Additionally, these markets are receiving an increasing level of regulatory and legislative support, most notably from the Inflation Reduction Act that was passed in 2022. This legislation includes significant subsidies and investment tax credits for consumers and businesses over the coming decade, as well as production tax credits for businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. We believe this legislative support will provide necessary opportunity for long-term, value-creating investments for market participants in this space. We expect to further advance our capabilities in energy technology by increasing our product development, sourcing, distribution, and marketing efforts. In addition, we should be able to leverage our significant competencies in the residential standby generator market to build our market position in the emerging residential solar, storage, and energy management markets.

Energy-as-a-Service models, “beyond standby” applications, and energy services open new market opportunities. We expect the evolution of the traditional electrical utility model toward decarbonized, digitized, and decentralized solutions will continue to drive the need for grid operators to access and control DERs. This will require highly intelligent software platforms that are able to optimize an increasingly complex supply and demand equation, such as our Concerto DERMS software platform. Additionally, growing interest in our C&I products across a variety of “beyond standby” applications is driving an increase in demand for subscription-like models for end customers, in which Generac will partner with third parties to deliver resiliency solutions that are also able to contribute to grid stability with minimal upfront capital outlays. We also believe that we can gain share in the C&I “behind the meter” energy storage market, including microgrid applications that require advanced system-level controls. The significant advancements made in recent years in the connectivity of our products are core to these newer capabilities, which play a key role in the evolution of Generac into an energy technology solutions company.

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, in comparison to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, which we believe will continue to grow at a faster rate than traditional diesel fueled generators. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids, and overall use as a distributed energy resource in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators.

Increasingly critical nature and growing power consumption of digital infrastructure. As the number of “connected” devices continues to rapidly increase and wireless networks are considered critical infrastructure in the United States, network reliability and up-time are necessary for our increasingly connected society. This will require highly resilient cell tower sites across the network, and therefore necessitates the need for backup power sources on site at these cell towers. Generac is the leading supplier of backup power to the telecommunications market in the United States, where approximately half of all existing tower sites have yet to be hardened with backup power. As more mission-critical data is transmitted over wireless networks, we believe this penetration rate must increase considerably to maintain a higher level of reliability across the network. We have relationships with key Tier 1 carriers and tower companies globally, in addition to having the distribution partners to provide service support to the global market. We believe these factors coupled with Generac’s ability to customize solutions to each customer’s needs help us to maintain our strength within the global telecommunications market.

Additionally, the rapid increase in data centers is driving increased demand for backup power solutions, given the critical nature of this infrastructure. AI requirements, hyperscalers, and the expansion of edge computing and “connected devices” are expected to double data center power consumption from 2022 to 2030. We believe this significant growth in power consumption, as well as the increasing dependency of society on this next-generation digital infrastructure, will drive demand for backup power and intelligent energy management solutions, both at the individual site level and for the broader electrical grid.

Other Business Drivers

Impact of residential investment cycle. The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators, energy storage systems, and energy management devices. Trends in the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. The existence of renewable energy mandates, investment tax credits and other subsidies, which have become even more prevalent with the passing of the Inflation Reduction Act, can also have an impact on the demand for solar and energy storage systems.

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our products. The capital investment cycle may differ for the various C&I end markets that we serve, including light commercial, retail, office, telecommunications, rental, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions, fluctuations in interest rates, and geopolitical matters in the various countries where we serve, as well as credit availability in those regions.

Enterprise Strategy

The mega-trends and strategic growth themes that we have identified support our enterprise strategy, “Powering A Smarter World,” and our purpose statement, “To lead the evolution to more resilient, efficient, and sustainable energy solutions.” As we continue to execute our strategic plan into the future, we are focused on three key objectives: (i) improve energy resilience and independence, (ii) optimize energy efficiency and consumption, and (iii) protect and build critical infrastructure. These objectives are further explained as follows:

Improve energy resilience and independence. Increase power reliability through onsite generation and storage solutions that provide resiliency for homes, businesses and communities.

Homes, businesses, and communities are experiencing a deterioration in the reliable supply of electricity due to a number of factors including: climate change impacts driving more severe and volatile weather leading to increased power outages; a capacity constrained legacy power infrastructure that’s still predominantly a one-way system and remains heavily reliant on fossil fuels; the power infrastructure being impaired by underinvestment making it more susceptible to power outages; and regulatory and legislative actions implementing penalties for carbon intensity coupled with incentives for adoption of more intermittent renewable power sources. Our residential and C&I product offering begins with power generation and storage products including home standby generators, energy storage systems, and C&I generators. These onsite generation and storage solutions provide peace of mind and protection against rising power quality issues by delivering energy resilience and independence for end users and their communities. Many of these onsite solutions are capable of being connected to the grid and can help support overall grid reliability, resiliency and sustainability.

Optimize energy efficiency and consumption. Enable sustainable and more efficient power generation and consumption through monitoring, management and lower-carbon solutions.

The “electrification of everything” is expected to drive increasing demand for electricity over the next several years; including the electrification of transportation, via both electric vehicle adoption and expanding charging infrastructure; the electrification of the home, including HVAC systems and other appliances; and the electrification of commercial and industrial systems. These global electrification trends will require utilities and energy retailers to meaningfully increase the supply and reliability of electricity, while at the same time working to achieve carbon-reduction goals, which is expected to further contribute to a supply/demand imbalance and additional power quality issues. As part of our expanding ecosystems of energy technology solutions, we continue to build out our residential monitoring and management capabilities, which improve energy efficiency and optimize consumption by end users. This includes ecobee’s smart home energy management devices, Tank Utility’s propane tank monitoring solutions, and PWRmanager, our second-generation load control device. We expect to further simplify and integrate our residential product offering into a single ecosystem, leveraging our software development capabilities brought by the ecobee acquisition. This singular system-level platform is intended to serve as the central hub and user interface for consumers to monitor and manage all their DERs, thereby empowering the user to optimize energy efficiency and consumption. Within our global C&I products, we are developing a similar ecosystem of controls that are building off Deep Sea’s system-level controls and Blue Pillar’s industrial IoT network solutions, helping businesses to better optimize their energy efficiency and consumption. These enhanced connectivity capabilities provide the foundation for the continued build out of a centralized system-level platform for our C&I customers to monitor and control all their DERs, including non-Generac assets.

Protect and build critical infrastructure. Offering innovative solutions that enable and protect next-generation power, communications, transportation, and other critical infrastructure.

The critical power infrastructure around the world is becoming more sensitive to the growing electricity supply/demand imbalance. Generac’s suite of products can be connected and synchronized within the Concerto distributed energy resource management system, providing utilities and grid operators the flexibility to access and control these DERs in real-time to better manage the escalating complexities of their electrical grids. When utilized in these applications, our residential and C&I products essentially provide power capacity to utilities and grid operators in the form of a virtual power plant. We believe the next generation of critical power infrastructure will be more decarbonized, digitized and decentralized, and we view the aggregation and management of distributed energy resources as an important aspect in creating the future “Grid 2.0”.

Additionally, the growing power demands and increasingly critical nature of data centers and 5G telecom networks globally makes backup power solutions essential elements for creating resilient next-generation infrastructure. Finally, our broad offering of C&I mobile products (including mobile light towers, mobile power generators, mobile energy storage systems and hybrid generators) play a key role in the completion of infrastructure construction projects, such as roads, highways, bridges, and airports.

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Drivers and Operational Factors” for additional drivers that influence demand for our products and other factors affecting the markets that we serve.

Distribution Channels and Customers

We distribute our products through a variety of different distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad, global customer base. This omni-channel distribution network includes independent residential dealers, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical/HVAC/solar wholesalers, solar installers, catalogs, equipment rental companies, and other equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers or businesses who are the end users of our products.

We believe our global distribution network is a competitive advantage that has strengthened over the years as a result of adding, expanding and developing the various distribution channels through which we sell our products. We offer a broad set of tools, programs, factory support, and sales leads to help our distribution partners be successful. Our network is well balanced with no single customer providing more than 4% of our sales in 2023.

We have the industry's largest network of factory direct independent generator dealers in North America. Our residential dealer network is made up of electrical and HVAC contractors across the US and Canada. These dealers sell, install and service our residential and light commercial generators to end users. Over the years, we have made significant investments to grow this dealer network, and we will continue to make those investments in the future given the importance of this channel. We continue to focus on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac. These initiatives have helped to improve customer lead quality and develop our dealers, thereby increasing close rates and lowering our cost per lead over time. Over the years, we have made significant investments in our “Power Play” guided sales process for residential dealers, making enhancements in several areas targeted to improve the customer experience and overall close rates. Additionally, our remote monitoring platform allows our residential generator dealers to monitor their installed base of customers through a feature that we call “Fleet”, enabling them to offer a more proactive experience to service a customer’s generator.

In recent years, we have been establishing our base of solar contractors that sell, install and service our PWRcell energy storage systems. Leveraging our decades of expertise in partnering with our residential generator dealers, we believe we can expand our solar installer network and increase mindshare for Generac’s products, helping us to win in the clean energy market. In addition, we have been developing distribution relationships with national solar providers to offer our equipment in their portfolio of products and services. As we continue to roll-out new clean energy products in the future, we expect to accelerate our efforts to expand distribution for these products.

Our industrial distribution network consists of industrial power generation distributors that cover particular regions around the world. Over the past several years, we have been strengthening our dealer network globally through acquisitions and organic means, to increase our C&I product sales and related market share. Additionally, since 2020, we have acquired our industrial distributors in northern and southern California and New England to give us direct coverage of the west coast and northeast regions of the United States and accelerate our efforts in these markets. Industrial distributors and dealers provide C&I end users with ongoing sales, installation, service and product support. Our industrial distributors and dealers help maintain the local relationships with commercial electrical contractors, specifying engineers, and national account regional buying offices. We also sell to certain Engineering, Procurement and Construction (EPC) companies and other companies that specialize in managing more complex power generation projects, including microgrids and “beyond standby” applications.

Our retail distribution channel includes thousands of locations across the globe and includes a variety of regional and national home improvement chains, electronics retailers, clubs, buying groups, hardware stores and farm supply stores. These physical retail locations are supplemented by a large presence of e-commerce retailers, along with a number of catalog retailers. The retail channel primarily sells our residential standby, portable and light-commercial generators, as well as our outdoor power equipment and ecobee smart home energy management devices. The placement of our products at retail locations drives significant awareness for our brands and the automatic home standby generator product category.

Our wholesaler network distributes our residential and light-commercial generators, energy storage systems, and smart home energy management devices. The channel consists of selling branches of both national and local distribution houses for electrical, HVAC and solar products on a wholesale basis, which in turn typically sell to electricians and HVAC/solar installers who are not in our dealer network.

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

The distribution for our C&I mobile products includes international, national, regional and specialty equipment rental companies, equipment distributors, and construction companies which primarily serve non-residential building construction, road construction, energy markets and special events.

We also sell direct to certain customers that are the end users of our products covering a number of end market verticals both domestically and around the world. This includes telecommunication, retail, banking, energy, utilities, healthcare, convenience stores, grocery stores, restaurants, governments, and other commercial applications. Additionally, certain of our residential products are sold direct to individual consumers, who are the end users of the product. In the grid services space, we sell software and equipment direct to utilities and grid operators.

Research and Development

Our focus on a broad range of energy technology products and solutions drives technological innovation, advanced engineering capabilities, and specialized manufacturing competencies. Research and development (R&D) has been a core competency for Generac since our inception, and today includes a staff of over 1,000 engineers working on numerous projects at various facilities around the world, including our technology centers located in Wisconsin, Nevada, Massachusetts, Suzhou, China, and Mexico City, Mexico. These activities are focused on developing new technologies and product enhancements, as well as maintaining product competitiveness by reducing manufacturing costs, improving safety characteristics, reliability and performance, while ensuring compliance with regulatory standards. We have significant experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems and emissions systems.

We have made several acquisitions in recent years that significantly enhanced our R&D capabilities. This includes substantial technical resources in energy storage, monitoring, and power conversion for residential applications, as well as in the C&I energy storage and generator controls spaces. These resources add proficiency in power electronics and battery management software, and we have also added considerable expertise in designing and prototyping energy efficiency products. We have significantly increased our software development capabilities across a variety of applications, including system-level controls, remote monitoring, and distributed energy resource management systems. Combining advanced software development with the expansion of our electrical engineering resources is expected to accelerate our energy technology efforts.

We also have engineering and product management resources focused on evaluating and developing alternative technologies that are emerging and could become commercially viable over the long term such as fuel cells and hydrogen. As we continue to evaluate new technologies that are more decarbonized, digitized, and decentralized, we believe that our expertise in energy technology solutions provides us with the capability to develop new products and services that will allow continued diversification and differentiation in our end markets.

Intellectual Property

We are committed to research and development, and we rely on a combination of patents and trademarks to help establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction, air-cooled engines, energy management, energy monitoring, energy storage, and load management. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, help protect our intellectual property rights and enhance our brands and competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

See “Item 1A. Risk Factors” for additional factors related to intellectual property rights that can affect our business.

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

In recent years, we have added and continue to add manufacturing capacity through investments in automation, improved utilization, and the expansion of our manufacturing footprint through organic means as well as through acquisitions. In 2023, we announced plans to build a new manufacturing facility in Beaver Dam, Wisconsin that will expand our production capacity and increase our vertical integration capabilities for certain C&I product lines. Our ability to increase capacity has been critical to executing our strategic growth priorities. We believe our vertical integration and scale in home standby generators provides a material benefit in our ability to maintain industry-leading output with state-of-the-art manufacturing processes, especially when demand for our products can increase rapidly with very short notice.

Suppliers of Raw Materials, Components and Equipment

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. In certain instances, we purchase complete equipment or systems from third-party suppliers, including from contract manufacturers. Given our increasing focus on energy technology solutions, advanced electronic components and micro-processors have become a larger consideration within our supply chain. Within the clean energy market, batteries are a significant supply chain input for our energy storage systems. Over multiple decades, we have developed an extensive network of reliable suppliers in the United States and around the world. We continuously evaluate the quality and cost structure of our purchased components and equipment and assess the capabilities of our supply chain. Components and equipment are sourced accordingly based on this evaluation. For certain products, we do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build these products or supply these components, including but not limited to certain energy technology products or components.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the impact of other macroeconomic factors.

See “Item 1A. Risk Factors” for additional factors that can influence our supply of raw materials, components and equipment.

Competition

The market for power generation equipment, energy storage systems, energy management solutions, and other engine powered products is competitive. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment, engine powered tools, solar inverter, battery storage, smart thermostat, and grid services providers, both domestic and internationally.

Specifically in the generator market, most of the traditional participants compete on a more focused basis, targeting specific applications within their larger diversified product mix. We are the only significant market participant with a primary focus on power equipment with a key emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our engineering capabilities and core focus on generators provide us with manufacturing flexibility and enable us to maintain a competitive advantage for product innovation. We also believe our broad product offering, diverse omni-channel distribution model and strong factory support provide additional advantages as well.

The Company in recent years has been evolving its business model toward more of a focus on energy technology solutions and services, which has introduced a new set of competitors.

A summary of the primary competitors across our main product classes is as follows:

Residential products – Kohler, Briggs & Stratton, Cummins, Honda, Champion, Techtronics International, Husqvarna, Ariens, LG Chem, Tesla, Enphase, Solar Edge, Google, Resideo, and Emerson along with a number of other domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Caterpillar, Cummins, Kohler, IGSA, AKSA, MultiQuip, Wacker, Doosan, Atlas Copco, Himoinsa, FG Wilson, Woodward, Planelec, and Co-map, as well as other domestic and foreign competitors; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers. Also, we compete against other regional packagers that serve local markets throughout the world.

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

Government Incentives and Regulation, including Environmental Matters

Generac’s growing presence in energy technology solutions has increased our exposure to renewable energy mandates, investment tax credits and other demand-creation subsidies from certain existing and potential government incentives, such as incentives included in the Inflation Reduction Act that was passed in 2022. These incentives cover a wide range of products and solutions, including MLPE solutions, solar plus storage systems, grid services, and grid-edge devices, and the availability, size, and outlook for such incentives can impact the markets for these products and solutions. Additionally, in 2023 Generac was selected by the Department of Energy to participate in two federally backed projects in Puerto Rico and Massachusetts that are focused on improving grid resiliency and efficiency with our residential energy technology solutions.

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

Environment, Social, and Governance Program

We continue to advance our Environmental, Social, and Governance (ESG) program and published an expanded ESG Report in April of 2023. This report details our progress in executing the ESG goals and initiatives that align with our “Powering a Smarter World” enterprise strategy and our purpose statement: 'To lead the evolution to more resilient, efficient, and sustainable energy solutions.' The ESG Report contains an expanded list of key performance indicators and data points, and aligns with a number of voluntary ESG frameworks such as the Sustainability Accounting Standards Board (SASB), Global Reporting Initiative (GRI) and the United Nations Sustainable Development Goals (UN SDG). The information provided within our ESG Report published in April of 2023, or any future ESG Report, is not part of this report and is therefore not incorporated herein by reference. A copy of the ESG Report is available from our Investor Relations webpage at Generac.com. We plan to publish an updated ESG Report in April of 2024 that coincides with the filing of our annual Proxy Statement.

See “Item 1A. Risk Factors” for additional factors related to our ESG Program.

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

Some examples of key human capital programs and initiatives that we are focused on include:

Health, wellness and safety – Employee health and safety is the Company’s top priority. Generac’s total rewards program is based on the four pillars of balance, security, well-being and community. These programs are designed to meet the varied and evolving needs of our diverse workforce. We maintain an employee wellness program, incentivize healthy-living activities, and we develop and administer company-wide policies to help ensure the safety of each employee and compliance with government agency and other standards.

Diversity, equity and inclusion (DEI) – At Generac, people with diverse backgrounds and points of view work together to support our customers around the globe. As an inclusive workplace, our employees embrace diversity in all forms, celebrate differences, and treat others with equality and respect. Generac is also focused on building understanding and awareness of DEI through education and open communication. We sponsor a variety of employee-led Business Employee Resource Groups (BERGs) to facilitate networking and strong connections with peers and leadership, and to increase the listening and learning opportunities across our workforce. We continue to expand our DEI Learning Library and we partner with community job agencies representing disabled clients and workforce release programs to provide job opportunities to those who face barriers to employment.

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

As of December 31, 2023, we had 8,600 employees (8,315 full time and 285 part-time and temporary employees). Of those, approximately 3,500 employees were directly or indirectly involved in manufacturing at our manufacturing facilities.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years. The current agreement, which expires October 17, 2026, covers our Eagle, Wisconsin facility. Additionally, our plants in Mexico, Italy, Germany, and Spain are operated under various local or national union groups, or works councils. Our other facilities are not unionized.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	52	President, Chief Executive Officer and Chairman
York A. Ragen	52	Chief Financial Officer
Erik Wilde	49	Executive Vice President, Industrial, Americas
Patrick Forsythe	56	Chief Technical Officer
Raj Kanuru	53	Executive Vice President, General Counsel and Secretary
Norman Taffe	57	President, Energy Technology
Kyle Raabe	49	President, Consumer Power

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

Kyle Raabe has served as our President, Consumer Power since November 2019. Prior to rejoining Generac, Mr. Raabe was Senior Vice President of North American Sales, Demand Planning and Sales Operations from 2018 through 2019 and Vice President of Sales for the Commercial Security and Safety groups from 2015 through 2018 at The Master Lock Corporation, a manufacturer of locks, combination padlocks and other security products. Prior to working at The Master Lock Corporation, Mr. Raabe led multiple groups at Generac Power Systems from 2007 through 2015 as Director of Wholesale and Dealer Distribution, Vice President Wholesale Distribution Sales and Vice President, Industrial Distribution Sales. Before joining Generac, Mr. Raabe served at Veolia North America, Environmental Services leading Midwest Regional Service Operations. Mr. Raabe holds a BA, Biological Science from Lawrence University.

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

The principal raw materials that we use to produce our products include steel, copper and aluminum as well as batteries and advanced electronic components. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. In fact, we have seen such trends significantly impact our business resulting in higher costs and shortages in materials, components and labor, and such impacts may continue or arise again in the foreseeable future. We typically do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. In the short term, we have been unable to fully mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, and if our mitigation efforts continue to not be fully effective in the short or long term, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. It has been challenging to consistently obtain adequate, cost efficient or timely deliveries of certain required raw materials and components, or sufficient labor resources, and if this trend continues, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose additional sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

We depend upon a small number of outside contract manufacturers and component suppliers, as well as single-source suppliers, for certain products and components, and our business and operations could be disrupted if we encounter problems with these parties.

For certain products we do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build these products or supply these components, including but not limited to certain clean energy products or components. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Further, the revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. If any of these contract manufacturers or component suppliers were unable or unwilling to manufacture or produce our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers, which may not be available to us on favorable terms, if at all. Our reliance on such contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, quality issues, manufacturing yields and costs. Moreover, we single-source certain types of parts in our product designs. Delays in our suppliers' deliveries have impaired, and may continue to impair, our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, logistical challenges, labor or material shortages, trade restrictions, weather events, political instability, wars, terrorism, civil unrest, disease or natural disasters. If any of these suppliers reduce or eliminate the supply of the components to us in the future, our revenues, business, financial condition and results of operations would be adversely impacted. Although we have ongoing contractual disputes with certain such suppliers, such disputes have not to date had any significant adverse impact on our business, financial condition or results of operation.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We consider our intellectual property rights to be important assets and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could take years to resolve, and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed, misappropriated or otherwise violated, our business, results of operations or financial condition could be materially harmed.

In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. We currently are, and have previously been, subject to such third-party infringement claims, and may continue to be in the future. Any such claim, even if it is believed to be without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention, and/or require us to enter into costly royalty or licensing arrangements. Certain parts of our business experience significant intellectual property litigation and we have in the past and could in the future become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have recently been subject to adverse rulings or have settled claims for significant amounts related to the infringement of third-party intellectual property rights, and may continue to be subject to such claims, damage awards or settlement payments. In addition, we may not prevail in such future proceedings. An adverse outcome of any such proceeding may reduce our competitive advantage or otherwise harm our financial condition and our business or potentially impair our patents and technology intangible assets which could have a material adverse effect on our financial statements.

For further information, see Note “18. Commitments and Contingencies”.

We may incur costs and liabilities as a result of product liability, warranty claims, recalls, or other claims.

We face a risk of exposure to current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage. Although we currently maintain product liability insurance coverage, such current insurance coverage may not be sufficient to cover claims or damage awards or we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability. We have experienced, and may continue to experience, product liability claims or other product related claims, including higher warranty costs, which may impact our reputation and resulting sales and profitability. For example, we have and may continue to experience product liability, product quality or reliability claims, or warranty claims with respect to certain clean energy, generator, and/or chore products, including being subject to certain consumer product class action lawsuits or other governmental fines or penalties in relation to such products. In the event such product or warranty related claims continue or are significantly higher in the future, or we incur losses or other damages associated with current or future product liability lawsuits or product related claims, this may continue to adversely affect our reputation or brand quality in relation to such products, subject us to significantly increased costs or penalties, and otherwise materially harm our results of operations, financial condition and our business. Even in litigation where we believe the likelihood of liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations or financial condition.

While we do record reserves for future warranty claims, our estimated warranty accruals for previously sold products and our warranty costs for current product sales are based on assumptions using historical experience, and we do not have a long history with respect to certain products. As a result, these assumptions could prove to be materially different from the actual performance of such products, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could have a material adverse effect on our business, results of operations, or financial condition.

Moreover, we have and may continue to be exposed to product recalls and adverse public relations if our products are alleged to have defects, to cause property damage, to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls have resulted in and may continue to lead to increased scrutiny, fines or other penalties by federal, state or international regulatory agencies on our operations or business and increased litigation and could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

For further information, see Note “18. Commitments and Contingencies”.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the market price of our stock and diminish our cash reserves.

On February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500 million of the Company’s common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $26 million remaining available for repurchase when the new program was approved. Although our Board of Directors has authorized such share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Such program could also diminish our cash reserves. In addition, we may discontinue, modify or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board of Directors may deem relevant. Any modification, suspension, or termination of our share repurchase program could cause our stock price to decline. We cannot guarantee that such program will be fully consummated or that it will enhance long-term stockholder value.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our global operations could have a significant impact on our results of operations, financial condition or strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies. These laws and regulations are complex, change frequently, have become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti- corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials.

We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, and employees may take actions determined to be in violation of any of these laws, for which we might be held responsible, particularly as we expand our operations geographically through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

Increased scrutiny regarding our ESG practices could impact our reputation.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our initiatives or efforts or the speed at which we are progressing towards any such aspirations and goals. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.

Our business may face increased scrutiny from the investment community, regulators, media and other stakeholders related to our sustainability activities, including our commitments, goals, targets and objectives, and our methodologies and timelines for pursuing them. We are subject to increasing regulatory requirements around sustainability-related disclosures, including significant anticipated rulemaking by the SEC or other international governmental authorities, which may continue to evolve. Complying with regulators’ disclosure requirements may impose substantial additional costs and require additional resources, including with respect to third-party attestation, to enable the capture, analysis and audit of appropriate data. Any actual or alleged failure to comply with regulatory requirements could result in fines, penalties and civil liabilities, and damage to our reputation. Furthermore, if our sustainability reporting and practices do not meet investor, regulator or other stakeholders’ expectations, standards and requirements, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our sustainability commitments, goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to comply with reporting requirements and standards with respect to these matters, within the timelines we announce, or at all, could have operational, reputational, financial and legal impacts.

If we fail to develop new products or enhance existing products, or our customers do not accept the new or enhanced products we develop, our revenue and profitability could be adversely impacted.

Difficulties or delays in research, development or production of new or enhanced products or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older or obsolete product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

Demand for the majority of our products is significantly affected by unpredictable power outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for the majority of our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts, public safety power shutoffs, and other power grid reliability issues, all of which affects our ability to accurately manage our business and forecast future results. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead, and in the past have led, to reduced consumer awareness of the benefits of standby and portable generator products and can result and have previously resulted in reduced sales growth rates and excess inventory. There are smaller, more localized power outages that occur frequently that drive a baseline level of demand for back-up power solutions. The lack of major power outage events and fluctuations to the baseline levels of power outage activity are part of managing our business, and these fluctuations could have, and previously have had, an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption of our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes, such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards and rising interest rates or inflation. These have previously led and could lead again to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending has previously had, and could again have a material impact on our business. We currently do not have any material contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Changes in government monetary or fiscal policies may negatively impact our results, including increases in interest rates or sustained inflationary pressure which could negatively affect overall growth and impact sales of our products. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Also, the availability, renewal or potential loss of renewable energy mandates and investment tax credits and other subsidies can have an impact on the demand for energy storage systems. Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate. Such risks or events may disrupt our supply chain and not enable us to produce products to meet customer demand.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which may adversely affect our business and financial condition.

We manufacture our products based on both actual customer orders and our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers, general market conditions, and other macroeconomic conditions. As a result, it may be difficult to forecast future customer demand to plan our operations, which may adversely affect our business and financial condition. If we overestimate demand for our products, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess inventory through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

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

We depend on the services of independent distributors and dealers to sell and install our products and provide service and aftermarket support to our end customers. Their capacity constraints and/or inability to install and service our products, including their inability to hire, develop, or retain qualified technicians or other labor, could limit our ability to maintain and grow our sales. We also rely on our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and other industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business also offer competitors’ products and services.

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

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in the energy products and solutions industry. If, for any reason, our senior executives do not continue to be active in management, or if key employees leave our company, our business, financial condition or results of operations could be adversely affected. Failure to continue to attract or retain these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operations. If we need to replace any of these individuals in the near future, the loss of their services could disrupt our operations and have a material adverse effect on our business if we do not have effective succession plans in place.

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

Our business and operations can be adversely affected by our ability to attract, motivate, develop, and retain our employees.

We are committed to attracting, motivating, developing, and retaining our employees to ensure we remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, depending upon external market conditions, higher employee turnover and absenteeism. Furthermore, the competition for skilled personnel is often very competitive in markets where our facilities are located. Increased turnover rates within our employee base, perceived or actual deficiencies in total compensation paid to our employees in relation to competing employers, or as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and potentially further increase salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high level, our business, financial condition and results of operations could be adversely affected.

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could have an adverse effect on our results of operations.

Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions, most notably China. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries. The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

In addition, certain of our products or key components or raw materials have and may continue to be subject to the imposition of higher duties as a result of anti-dumping and countervailing duties applied against them. To the extent such governmental actions, duties or tariffs are applied to such products, it could adversely affect our results of operations, financial condition and business.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, duties, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

We may not realize all of the anticipated benefits of our acquisitions, divestitures, restructurings, or realignments, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating acquired businesses.

We regularly execute organizational changes such as acquisitions, divestitures, restructurings, and realignments to support our growth and management strategies. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings, as well as our results of operations and financial condition, could be materially adversely affected.

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments or for indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. As part of the terms of an acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are achieved. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.

In addition, the overall integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of acquired businesses with ours include, among others:

●	managing a larger company;
●	maintaining employee morale and retaining key management and other employees;
●	complying with newly applicable domestic and foreign regulations as we enter new product and geographic markets;
●	integrating two business cultures, which may prove to be incompatible;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing customers and attracting new customers;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of management's attention to the acquisition;
●	unanticipated issues in integrating information technology, communications and other systems;
●	complying with, or the failure to comply with, changes in applicable, new, or existing laws and regulations;
●	managing tax costs or inefficiencies associated with integrating the operations or supply chain of the combined company;
●	unforeseen liabilities, expenses or delays associated with the acquisition;
●	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and
●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors may be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of our acquired businesses are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration or management of our businesses. All these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our common stock. As a result, we cannot be assured that the combination of our acquisitions with our business will result in the realization of the full benefits anticipated from the transaction.

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

Risk factors related to legal and regulatory matters

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business, financial statements or on our results of operations.

We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to product design, safety, manufacture and performance liability, contracts, commercial disputes, competition, sales and trading practices, employment issues, environmental matters, intellectual property rights, tax, securities, regulatory compliance, personal injury, insurance coverage, and acquisition-related matters, as well as other legal proceedings that arise in and outside of the ordinary course of our business. These matters may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these matters may divert our management’s attention, we may incur significant expenses in defending such matters, and we may be required to pay fines, penalties, damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements.

The industries in which we operate are also periodically reviewed or investigated by regulators, and we are subject to and may continue to be subject to such investigations and claims, including by the U.S. Department of Justice (DOJ), CPSC and EPA, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. The Company is cooperating with such governmental inquiries, it is not possible to predict with certainty the outcome of such claims, or any other current or future claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our reputation, business, results of operations or financial condition in any particular period.

Additionally, the nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. In addition, subsequent developments in legal proceedings or investigations may affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our reputation, business and results of operations or financial condition.

Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.

While we maintain insurance coverage in amounts that we believe are reasonable, we cannot assure we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any product liability claim may also include the imposition of punitive damages, the award of which may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

For further information, see Note “18. Commitments and Contingencies”.

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

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions, noise, labeling, transport, product content, product safety, and data privacy, including standards imposed by the EPA, CARB, CPSC and other regulatory agencies around the world. Also, as we increase our connectivity with our products and customers, we may be required to comply with additional data privacy and cybersecurity regulations. For example, personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which we operate. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, these include rules and regulations promulgated or pending under the authority of federal agencies, state attorneys general, legislatures, and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we, relevant suppliers, and customers must comply. Although we have implemented certain policies, procedures, and, in other cases, contractual arrangements designed to facilitate compliance with applicable privacy and data security laws and standards, any challenges or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional fines, costs, and liabilities to us, damage our reputation, inhibit sales, and adversely affect our business.

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

See "Item 1C. Cybersecurity" for additional information related to cybersecurity risks.

Risk factors related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2023 we had total indebtedness of $1,575.2 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate based on Secured Overnight Financing Rate (SOFR) or other base rate. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions applicable to the existing Tranche B Term Loan Facility were replaced with SOFR provisions. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do. Our Term Loan B matures on December 13, 2026, and our Term Loan A as well as our Revolving Facility mature on June 29, 2027.

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

Our total assets include a substantial amount of goodwill and other indefinite-lived intangibles. If we determine these have become impaired, our net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. At December 31, 2023, goodwill and other indefinite-lived intangibles totaled $1,560.7 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions, a significant increase in interest rate, changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances including any of the risk factors noted above. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements. Refer to the Critical Accounting Policies and Estimates in Item 7 of this Annual Report on Form 10-K for further information regarding our process for evaluating goodwill for impairment.

General risk factors

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the other risk factors described herein, and other factors beyond our control, such as quarterly variations in operating results, announcements of technology innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock, regardless of our operating performance.

We have experienced and may continue to see volatility in the market price of our stock price. As a result, we have been subject to securities class action litigation and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

For further information, see Note “18. Commitments and Contingencies”.

Our business is subject to potential tax liabilities.

We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot be certain that the final determination of our tax audits and litigation will not be materially different from that which is reflected in historical tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and net income in the period or periods for which that determination is made.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s management and Board recognize the importance of strong oversight of cybersecurity risk, information security and technology in maintaining the trust and confidence of our customers, partners, employees and stockholders. The Company maintains cybersecurity measures aligned with the National Institute of Standards and Technology Cybersecurity Framework (Framework) which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. Our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our Enterprise Risk Management (ERM) program and evaluated against such Framework. Our information security and ERM teams coordinate to regularly review and assess these risks using a wide range of tools and services.

Our cybersecurity risk is actively managed through our Cybersecurity Steering Committee, which has established Company-wide policies and standards concerning cybersecurity matters. These policies directly or indirectly relate to cybersecurity and include antivirus protection, remote access, multifactor authentication, containment of confidential information and the use of the internet, email and wireless devices. The Company’s Chief Information Security Officer (CISO) is responsible for developing and implementing our information security program and regularly reports on cybersecurity matters to executive management and the Board of Directors. The CISO has over 25 years of experience supporting cybersecurity and information technology and is a board member of a local Cyber Threat Response Alliance organization.  Led by our CISO, team members who support our information security program have relevant educational and industry experience.

The CISO and information technology security team conduct regular risk assessments to identify areas requiring additional investment and resources. These risk assessments extend to our supply chain, where cybersecurity health assessments are employed for our critical suppliers. The results are used to calculate a Cybersecurity Risk Score, a key component of our Supply Chain Scorecard used to proactively identify and manage potential risks. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, as appropriate. Risk assessments are also performed on new products and software and we periodically engage third-party services for penetration testing and security evaluations. We also periodically assess our technology infrastructure and business processes to identify and address potential security gaps and vulnerabilities. An ISO 27001 certification is maintained within our Energy Services business.

As chair of the Cybersecurity Steering Committee, the CISO holds regular meetings to provide strategic updates on the Company’s cybersecurity infrastructure and preparedness. These meetings, supplemented by regular updates to the Board of Directors, are instrumental in aligning with the Company’s strategic goals. Our Board of Directors is also provided with ongoing education including updates on relevant legislation and regularly receives reports on cybersecurity risks, threats, incidents and other trends. Several members of our Board's Audit Committee have expertise and experience in cybersecurity, and one director is the President of a major cybersecurity services provider.

In order to promote a culture of security awareness across our organization, all employees are required to complete an annual cybersecurity awareness training and are provided with periodic information updates on cybersecurity threats. We also maintain cyber insurance policies to help partially mitigate the financial impact of a significant cybersecurity incident.

Despite our best efforts, we cannot guarantee that our security measures will prevent all potential cybersecurity incidents or breaches. Our systems are continually subject to sophisticated and evolving cyber threats, such as phishing, ransomware, social engineering, and advanced persistent threats. However, to date, we have not been subject to any incidents or successful cyber-attacks that materially impacted our operations or financial condition. The Company has invested in developing and acquiring cybersecurity capabilities allowing us to monitor threats and manage incident response. We have also developed internal policies to mitigate cybersecurity incidents, including providing clear guidelines for incident classification and response. We recognize the importance of continued monitoring and improvement of our cybersecurity program, and will continue to invest in our security controls, incident response capabilities, and third-party vendor management protocols.

For additional information on the cybersecurity risks that we face, also see Item 1A. “Risk Factors”.

Item 2. Properties

We own or lease manufacturing, distribution, R&D, and office facilities globally totaling over five million square feet. We also utilize third party inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal owned or leased facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Pewaukee, WI	Owned	Sales, office	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, distribution	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Fond du Lac, WI	Leased	Warehouse	Domestic
Jefferson, WI	Owned	Manufacturing, office, distribution, R&D	Domestic
Janesville, WI	Leased	Distribution	Domestic
Richfield, WI	Leased	Warehouse	Domestic
Trenton, SC	Owned	Manufacturing, office, warehouse, distribution	Domestic
Stockton, CA	Leased	Sales, office, warehouse, training	Domestic
Corona, CA	Leased	Sales, office, storage	Domestic
Hamilton, OH	Leased	Storage	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office, sales, R&D	Domestic
South Portland, ME	Leased	Sales, office, R&D	Domestic
Marlborough, MA	Leased	Sales, office, warehouse	Domestic
Reno, NV	Leased	Warehouse, R&D	Domestic
Toronto, Canada	Leased	Office, sales, R&D	Domestic
Mexico City, Mexico	Owned	Warehouse	International
Hidalgo, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Leased	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Cravinhos, Brazil	Leased	Manufacturing, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Fellbach, Germany	Leased	Sales, office, warehouse	International
Pfullingen, Germany	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Suzhou, China	Leased	Office, R&D	International
Rugby, United Kingdom	Leased	Manufacturing, office, warehouse, R&D	International
Celle, Germany	Leased	Manufacturing, office, warehouse, R&D	International
Charzyno, Poland	Owned	Warehouse, storage	International
West Bengal, India	Leased	Manufacturing, warehouse	International
Villanova d'Ardenghi, Italy	Owned	Manufacturing, warehouse	International
Hunmanby, United Kingdom	Owned	Manufacturing, warehouse, sales, distribution, office, R&D	International

In addition to the countries represented above, the Company operates small facilities in the United Arab Emirates, Romania, Bahrain, and Colombia.

As of December 31, 2023, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2023, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/01/23 - 10/31/23	1,261	$101.89	-	$177,793,103
11/01/23 - 11/30/23	780,232	$109.96	779,895	$92,033,334
12/01/23 - 12/31/23	536,368	$123.31	533,000	$26,297,232
Total	1,317,861	$115.39	1,312,895

For equity compensation plan information, refer to Note 17, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Programs,” to the consolidated financial statements. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (S&P 500) Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, for the five-year period ended December 31, 2023. The graph and table assume that $100 was invested on December 31, 2018, in each of our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, are based on our fiscal year.

COMPARISON OF CUMULATIVE TOTAL RETURN

Generac Holdings Inc.
S&P 500 Index - Total Return
S&P MidCap 400 Index
S&P 500 Industrials Index
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

ASSUMES $100 INVESTED ON DEC. 31, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2023

Company / Market / Peer Group	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Generac Holdings Inc.	$100.00	$202.37	$457.44	$707.81	$202.43	$259.87
S&P 500 Index - Total Returns	100.00	131.49	155.68	200.37	164.08	207.21
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
S&P 500 Industrials Index	100.00	129.37	143.68	174.02	164.49	194.31

Holders

As of February 16, 2024, there were 1,138 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” the consolidated financial statements, and the related notes thereto in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. - Risk Factors.”

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation systems for residential and C&I applications, solar + battery storage solutions, smart home energy management devices and energy services, advanced power grid software platforms, and engine- & battery-powered tools and equipment. As an energy technology solutions company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in 2023. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Factors influencing interest expense.    Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions in the existing Tranche B Term Loan Facility were replaced with SOFR provisions. Interest expense increased during 2023 compared to 2022, primarily due to increased borrowings and higher interest rates. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Factors influencing provision for income taxes and cash income taxes paid.    As of December 31, 2021, the tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006 were fully amortized. The expiration of this significant tax shield resulted in a higher cash income tax obligation in 2022 and will continue to result in a higher income tax obligation on a go-forward basis.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not have a material impact on our results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which are effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of product sales to our customers. This includes sales of our power generation equipment, energy storage systems, and other power products to the residential, commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, installation, maintenance, data center and telecom design and build, remote monitoring, and grid services to utilities in certain circumstances. These services accounted for less than 4% of our net sales for the year ended December 31, 2023. Refer to Note 2, “Summary of Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 4% of our sales, and our top ten customers representing less than 21% of our net sales in aggregate for the year ended December 31, 2023.

Costs of Goods Sold

The principal elements of costs of goods sold are component parts, raw materials, inbound and outbound freight, factory overhead and labor. Component parts and raw materials comprised approximately 69% of costs of goods sold for the year ended December 31, 2023. The principal component parts are engines, alternators, batteries, electronic controls, and steel enclosures. We design and manufacture air-cooled engines for certain of our generators up to 26kW, along with certain liquid-cooled, natural gas engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the original equipment manufacturer (OEM) of those engines. We design and manufacture many of the alternators for our generators. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high-quality suppliers. In some cases, these relationships are proprietary. For certain energy technology products, we source these products complete from certain contract manufacturers using our designs.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in 2023. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Operating Expenses

Our operating expenses consist of costs incurred to support our sales, marketing, distribution, service parts, warranty, engineering, information systems, human resources, accounting, finance, risk management, legal and tax functions, among others. These expenses include, among others, personnel costs such as salaries, bonuses, employee benefit costs, payroll taxes, and share-based compensation cost, and are classified into three categories: selling and service, research and development, and general and administrative. Additionally, the amortization expense related to our finite-lived intangible assets is included within operating expenses.

Selling and service.    Our selling and service expenses consist primarily of personnel expense, marketing expense, standard assurance warranty expense, bad debt provisions, and other sales expenses. Our personnel expense recorded in selling and services expenses includes the expense of our sales force and other personnel involved in the marketing, sales and service of our products. Standard warranty expense is estimated based on historical trends or based on specific warranty matters as they become known and reasonably estimable. Our marketing expenses include media advertising, promotional expenses, co-op advertising costs, direct mail costs, printed material costs, product display costs, market research expenses, and trade show expenses. Marketing expenses are generally related to the launch of new product offerings, opportunities to create market awareness for our products, and general brand awareness marketing efforts. Our marketing campaigns are an important source for lead generation.

Research and development.    Our research and development expenses include mechanical engineering, electronics engineering, and software development costs and they support numerous projects covering all of our product lines. They also support our connectivity, grid services, remote monitoring, and energy management initiatives. We operate engineering facilities with extensive capabilities at many locations globally and employ approximately 1,100 personnel with focus on new product development, existing product improvement and cost containment. We are committed to research and development and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

General and administrative.    Our general and administrative expenses include personnel costs for general and administrative employees; accounting, legal and professional services fees; information technology costs; insurance; travel and entertainment expense; adjustments to contingent acquisition consideration; share-based compensation costs; and other corporate expenses.

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

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of debt financing costs and original issue discount, credit facility commitment fees, and interest accretion on contingent acquisition consideration. Other (expense) income also includes other financial items such as losses on extinguishment of debt, investment income earned on our cash and cash equivalents, and gains/losses on the sale of certain investments.

Results of Operations

A detailed discussion of the year-over-year changes from the Company's fiscal 2021 to fiscal 2022 can be found in the Management's Discussion and Analysis section of the Company's fiscal 2022 Annual Report on Form 10-K filed February 22, 2023.

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Net sales	$4,022,667	$4,564,737	$(542,070)	-11.9%
Cost of goods sold	2,657,236	3,042,733	(385,497)	-12.7%
Gross profit	1,365,431	1,522,004	(156,573)	-10.3%
Operating expenses:
Selling and service	448,199	496,260	(48,061)	-9.7%
Research and development	173,443	159,774	13,669	8.6%
General and administrative	252,936	194,861	58,075	29.8%
Acquisition related costs	460	1,459	(999)	-68.5%
Amortization of intangible assets	104,194	103,320	874	0.8%
Total operating expenses	979,232	955,674	23,558	2.5%
Income from operations	386,199	566,330	(180,131)	-31.8%
Total other expense, net	(95,899)	(57,864)	(38,035)	-65.7%
Income before provision for income taxes	290,300	508,466	(218,166)	-42.9%
Provision for income taxes	73,180	99,596	(26,416)	-26.5%
Net income	217,120	408,870	(191,750)	-46.9%
Net income attributable to noncontrolling interests	2,514	9,368	(6,854)	-73.2%
Net income attributable to Generac Holdings Inc.	$214,606	$399,502	$(184,896)	-46.3%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Domestic	$3,276,324	$3,867,866	$(591,542)	-15.3%
International	746,343	696,871	49,472	7.1%
Total net sales	$4,022,667	$4,564,737	$(542,070)	-11.9%

	Total Sales by Reportable Segment
	Year Ended December 31, 2023			Year Ended December 31, 2022
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$3,276,324	$43,937	$3,320,261	$3,867,866	$60,731	$3,928,597
International	746,343	91,552	837,895	696,871	93,699	790,570
Intercompany elimination	-	(135,489)	(135,489)	-	(154,430)	(154,430)
Total net sales	$4,022,667	$-	$4,022,667	$4,564,737	$-	$4,564,737

	Adjusted EBITDA by Reportable Segment
	Year Ended December 31,
	2023	2022	$ Change	% Change
Domestic	$523,337	$716,302	$(192,965)	-26.9%
International	114,522	109,065	5,457	5.0%
Total Adjusted EBITDA	$637,859	$825,367	$(187,508)	-22.7%

The following table sets forth our net sales by product class for the periods indicated:

	Net Sales by Product Class
	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Residential products	$2,062,929	$2,911,871	$(848,942)	-29.2%
Commercial & industrial products	1,494,799	1,260,737	234,062	18.6%
Other	464,939	392,129	72,810	18.6%
Total net sales	$4,022,667	$4,564,737	$(542,070)	-11.9%

Net sales.    The decrease in domestic segment sales for the year ended December 31, 2023 was primarily driven by a decline in residential product sales, most notably in home standby generator, portable generator, and clean energy product shipments. Home standby generator sales for the year were impacted by elevated levels of field inventory together with strong prior year comparisons. The decline in residential product sales was partially offset by robust growth of C&I product sales for the full year, primarily driven by shipments to industrial distributors and to certain direct customers for “beyond standby” applications.

The increase in international segment sales for the year ended December 31, 2023 was primarily driven by C&I growth in nearly all regions around the world, partially offset by weaker portable generator sales in Europe.

In addition, total net sales from non-annualized acquisitions for the year ended  December 31, 2023  were $65.4 million, including $56.8 million for the domestic segment and $8.6 million for the international segment.

Gross profit.    Gross profit margin for the year ended December 31, 2023 was 33.9% compared to 33.3% for the year ended December 31, 2022. The gross profit margin increase was primarily driven by favorable pricing actions and cost benefits resulting from lower raw material and logistics costs, as well as improved production efficiencies. These benefits were partially offset by the impact of unfavorable sales mix primarily due to lower shipments of home standby generators.

Operating expenses.    Operating expenses increased $23.6 million, or 2.5%, as compared to the prior year. The 2023 operating expenses included a $5.8 million provision for a regulatory matter with the CPSC, $28.3 million of legal charges related to patent and other litigation (see Note 18, “Commitments and Contingencies” for additional information), $4.4 million of additional customer support costs related to a clean energy product customer that filed for bankruptcy, and an increase in employee and marketing costs. The operating expenses in 2022 included a $37.3 million provision for clean energy product warranty-related matters, a $17.9 million provision for bad debt related to a clean energy product customer that filed for bankruptcy referenced above, as well as a $10.0 million provision for a regulatory matter with the CPSC.

Other expense.    The increase in other expense, net in 2023 was driven primarily by higher interest costs due to higher borrowing levels and interest rates compared to the prior year.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2023 and 2022 were 25.2% and 19.6%, respectively. The increase in the effective tax rate was primarily due to significantly lower benefit from equity compensation in the current year, coupled with discrete tax benefits in the prior year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $214.6 million as compared to $399.5 million in the prior year period. The decrease was primarily driven by lower net sales and other items noted above.

Adjusted EBITDA.    Adjusted EBITDA is defined and reconciled to net income in, “Non-GAAP Measures - Adjusted EBITDA” included below in Item 7 of this Annual Report on Form 10-K. Adjusted EBITDA margins for the domestic segment for the year ended December 31, 2023 were 15.8% of domestic segment total sales compared to 18.2% for the year ended December 31, 2022. Adjusted EBITDA margin was lower in the year-ended December 31, 2023 primarily due to the significant impact of unfavorable sales mix and reduced operating leverage on lower sales volumes, as well as continued operating expense investments for future growth. These headwinds were partially offset by favorable price and cost benefits.

Adjusted EBITDA margins for the international segment, before deducting for non-controlling interests, for the year ended December 31, 2023 were 13.7% of international segment total sales compared to 13.8% in the prior year, primarily due to unfavorable sales mix, which was mostly offset by favorable price and cost benefits and improved operating leverage on higher sales volumes.

Adjusted net income.    Adjusted Net Income is defined and reconciled to net income in, “Non-GAAP Measures - Adjusted Net Income” included below in Item 7 of this Annual Report on Form 10-K. Adjusted Net Income of $335.3 million for the year ended December 31, 2023 decreased 37.8% from $538.8 million for the year ended December 31, 2022 primarily due to the factors outlined above, together with the impact of various add-backs in the current and prior years.

Liquidity and Financial Position

Our primary cash requirements include payment for raw materials and components, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on debt, and capital expenditures. We finance our operations primarily from cash flow generated from operations and, if necessary, borrowings under our revolving credit facility.

Our credit agreements originally provided for a $1.2 billion term loan B credit facility (Tranche B Term Loan Facility) and currently include a $300.0 million uncommitted incremental term loan facility. Additionally, our credit agreements previously provided for a $500.0 million ABL Facility that was paid off and terminated in June 2022.

In June 2022, we amended and restated our existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), a new $1.25 billion revolving facility (Revolving Facility), the termination of the former ABL Facility, and replacement of all LIBOR provisions with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility and make a $250 million voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt. The Revolving Facility was unfunded at closing.

As of December 31, 2023, there was $530 million outstanding under the Tranche B Term Loan Facility, $745.3 million outstanding under the Tranche A Term Loan Facility, and $150 million of funded Revolving Facility borrowings, leaving $1,099.2 million of unused capacity, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. At December 31, 2023, the interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 6.99%, 6.94%, and 7.19%, respectively. See Note 5, "Derivative Instruments and Hedging Activities" and Item 7A for further information on interest rate swaps, which help to reduce our borrowing costs.

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023. Payments on the Revolving Facility are not due until 2027. The maturity schedule on these facilities is as follows:

2024	$32,813
2025	46,875
2026	595,625
2027	750,000
Total	$1,425,313

As of December 31, 2023, we had total liquidity of $1,193.8 million under our most restrictive debt covenants, which consists of $201.0 million of cash and cash equivalents and $992.8 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a $250.0 million stock repurchase program, which was exhausted in the third quarter of 2022. In July 2022, our Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of the Company’s common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources, and may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2023 and 2022, we repurchased 2,188,475 shares of our common stock for $251.5 million, and 2,722,007 shares for $345,840, respectively. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 13,937,188 shares of common stock for $1,028.9 million (at an average cost per share of $73.82). We have periodically reissued shares out of Treasury stock, including for earnout payments.

See Note 12, “Credit Agreements,” and Note 13, “Stock Repurchase Program,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 12% and 15% of net sales for the years ended December 31, 2023 and 2022, respectively. The amount financed by dealers which remained outstanding was $158.0 million and $212.2 million as of December 31, 2023 and 2022, respectively.

Long-term Liquidity

We believe our cash and cash equivalents, cash flow from operations, and availability under our Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other shareholder value enhancing activities.

Cash Flow

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table summarizes our cash flows by source (use) for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$521,670	$58,516	$463,154	791.5%
Net cash used in investing activities	(178,063)	(134,232)	(43,831)	-32.7%
Net cash (used in) provided by financing activities	(277,137)	64,043	(341,180)	-532.7%

The increase in net cash provided by operating activities primarily represents a significantly lower investment in working capital as compared to the prior year, partially offset by lower operating earnings.

Net cash used in investing activities for the year ended December 31, 2023 primarily consisted of cash payments of $129.1 million for the purchase of property and equipment (net of $10.9 million of capital expenditures in accounts payable at December 31, 2023), $30.0 million for a minority investment in Wallbox, $16.0 million for the acquisition of REFU, $6.6 million for a tax equity investment, and a $2.6 million minority investment in Rolling Energy Resources and Earth Foundry.

Net cash used in investing activities for the year ended December 31, 2022 primarily consisted of cash payments of $86.2 million for the purchase of property and equipment (net of $7.7 million of capital expenditures in accounts payable at December 31, 2022), $25.1 million for business acquisitions, $15.0 million investment in WATT Fuel Cell Corporation, and $14.9 million for contributions to a tax equity investment, which were partially offset by cash proceeds from the sale of an investment for $1.3 million.

Net cash provided by financing activities for the year ended December 31, 2023 primarily represents proceeds of $348.8 million from long-term borrowings, $64.3 million from short-term borrowings, and $7.8 million from the exercise of stock options. These cash proceeds were more than offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $251.5 million used for stock repurchases, $325.8 million of debt repayments ($37.1 million of short-term borrowings and $288.7 million of long-term borrowings and finance lease obligations), $10.9 million of taxes paid related to equity awards, and $5.0 million for payment of contingent acquisition consideration.

Net cash provided by financing activities for the year ended December 31, 2022 primarily includes proceeds of $1,026.3 million from long-term borrowings, $248.2 million from short-term borrowings, and $13.8 million from the exercise of stock options. These cash proceeds were partially offset by $810.3 million of debt repayments ($268.1 million of short-term borrowings and $542.2 million of long-term borrowings and finance lease obligations), $345.8 million of stock repurchases, $40.9 million of taxes paid related to equity awards, $16.1 million of contingent acquisition consideration, and $10.3 million for debt issuance costs.

Senior Secured Credit Facilities

Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 and the “Liquidity and Financial Position” section included in Item 7 of this Annual Report on Form 10-K for information on our senior secured credit facilities.

Covenant Compliance

The Term Loans restrict the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. The Term Loans also contain other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness and modifications of our organizational documents. The Tranche A Term Loan Facility and the Revolving Facility include certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of December 31, 2023, the Company’s total leverage ratio was 2.18 to 1.00, and the Company's interest coverage ratio was 6.44 to 1.00. The Company was also in compliance with these and all other covenants of the Amended Credit Agreement as of December 31, 2023. The Tranche B Term Loan Facility does not contain any financial maintenance covenants.

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

Contractual Obligations

The following table summarizes our expected payments for significant contractual obligations as of December 31, 2023, using the interest rates in effect as of that date:

(U.S. Dollars in thousands)	Total	2024	2025	2026	2027	2028	After 2028
Long-term debt, including current portion (1)	$1,434,825	$42,162	$46,958	$595,651	$750,026	$28	$-
Finance lease obligations, including current portion (2)	71,308	3,614	44,069	2,517	2,337	2,064	16,707
Interest on long-term debt and finance lease obligations	329,157	104,116	101,204	92,837	23,684	1,408	5,908
Operating leases	85,148	32,145	18,887	8,278	7,667	6,157	12,014
Short-term borrowings (3)	81,769	81,769	-	-	-	-	-
Total contractual cash obligations	$2,002,207	$263,806	$211,118	$699,283	$783,714	$9,657	$34,629

(1) The Tranche B Term Loan matures on December 13, 2026. The Tranche A Term Loan and the Revolving Facility mature on June 29, 2027. As of December 31, 2023, there was $150 million outstanding under the Revolving Facility classified as long-term debt.

(2) Finance lease obligations, including current portion includes a payment for a purchase option reasonably certain to be exercised in 2025.

(3) Short-term borrowings consist of borrowings by our foreign subsidiaries on local lines of credit.

Capital Expenditures

Our operations require capital expenditures for facilities and related improvements, technology, research & development, tooling, equipment, capacity expansion, internal use software, IT systems & infrastructure and upgrades. Capital expenditures were $129.1 million, $86.2 million, and $110.0 million in the years ended December 31, 2023, 2022, and 2021, respectively, and were funded primarily through cash from operations.

Critical Accounting Policies and Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: business combinations and purchase accounting; goodwill and other indefinite-lived intangible asset impairment assessment; and income taxes. The following is a discussion of critical accounting estimates in each of these areas.

Business Combinations and Purchase Accounting

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of an acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, profit margins, forecasted cash flows, discount rates and terminal growth rates. If the contingent consideration is deemed significant or absent an agreed upon payout amount, the initial measurement of contingent consideration and the corresponding liability is evaluated using the Monte Carlo Method. For this valuation method, management develops projections covering the contingent consideration period utilizing various potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. Refer to Note 1, “Description of Business,” and Note 3, “Acquisitions,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Goodwill and Other Indefinite-Lived Intangible Assets

We performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2023, 2022 and 2021, and found no impairment.

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

In the fourth quarter of 2023, we revised the operating structure within our international reportable segment. As a result, Latin America no longer met the definition of a reporting unit. We performed a final impairment test of the Latin America reporting unit prior to the change in operating structure. We calculated the estimated fair value exceeded its carrying value by approximately 12% and thus found no impairment. The carrying value of Goodwill for our Latin America reporting unit as of the final impairment test was $52.4 million.

For all reporting units, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a rising interest rate environment;
●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator;
●	successful efforts by our competitors to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	loss of key management and employees
●	unexpected or unplanned changes in the use of assets or entity structure; and
●	business divestitures.

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. Our estimates of income taxes payable, deferred income taxes and the effective tax rate are based on an analysis of many factors including interpretations of federal, state and international income tax laws; the difference between tax and financial reporting bases of assets and liabilities; estimates of amounts currently due or owed in various jurisdictions; and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

In assessing the net realizable value of the deferred tax assets on our balance sheet, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the years in which those temporary differences become deductible. We consider the taxable income in prior carryback years, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Refer to Note 15, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s income taxes and income tax positions.

New Accounting Standards

For information on new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 2, “Summary of Accounting Policies - New Accounting Pronouncements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, losses on extinguishment of debt, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, and adjusted EBITDA attributable to noncontrolling interests, as set forth in the reconciliation table below. The computation of Adjusted EBITDA is based primarily on the definition included in our Credit Agreement.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	2021
Net income attributable to Generac Holdings Inc.	$214,606	$399,502	$550,494
Net income attributable to noncontrolling interests	2,514	9,368	6,075
Net income	217,120	408,870	556,569
Interest expense	97,627	54,826	32,953
Depreciation and amortization	166,602	156,141	92,041
Provision for income taxes	73,180	99,596	134,957
Non-cash write-down and other adjustments (a)	(5,953)	(2,091)	(3,070)
Non-cash share-based compensation expense (b)	35,492	29,481	23,954
Loss on extinguishment of debt (c)	-	3,743	831
Transaction costs and credit facility fees (d)	4,054	5,026	22,357
Business optimization and other charges (e)	10,551	4,371	33
Provision for legal, regulatory, and clean energy product charges (f)	38,490	65,265	-
Other	696	139	800
Adjusted EBITDA	637,859	825,367	861,425
Adjusted EBITDA attributable to noncontrolling interests	4,687	15,087	9,351
Adjusted EBITDA attributable to Generac Holdings Inc.	$633,172	$810,280	$852,074

(a) Represents the following non-cash charges, gains, and other adjustments: gains/losses on the disposition of assets other than in the ordinary course of business, gains/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments. We believe that adjusting net income for these items is useful for the following reasons:

●

The gains/losses on disposition of assets other than in the ordinary course of business and sales of certain investments result from the sale of assets that are no longer useful in our business and therefore represent gains or losses that are not from our core operations;

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

(f) Represents the following significant and unusual charges not indicative of our ongoing operations:
•  a provision for judgments and legal expenses related to certain patent and other litigation - $28.3 million in 2023.
•  a provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on

   July 29, 2021 - $5.8 million in 2023; $10.0 million in 2022.
•  a bad debt provision and additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $4.4 million additional customer support costs in 2023; $17.9 million bad debt provision in 2022.
•  a warranty provision to address certain clean energy product warranty-related matters - $37.3 million in 2022.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2023	2022	2021
Net income attributable to Generac Holdings Inc.	$214,606	$399,502	$550,494
Net income attributable to noncontrolling interests	2,514	9,368	6,075
Net income	217,120	408,870	556,569
Provision for income taxes (a)	–	-	134,957
Amortization of intangible assets	104,194	103,320	49,886
Amortization of deferred finance costs and original issue discount	3,885	3,234	2,589
Loss on extinguishment of debt	-	3,743	831
Transaction costs and other purchase accounting adjustments (b)	2,089	3,588	19,655
(Gain)/loss attributable to business or asset dispositions (c)	(119)	(229)	(4,383)
Business optimization and other charges (see above)	10,551	4,371	33
Provision for legal, regulatory, and clean energy product charges (see above)	38,490	65,265	-
Tax effect of add backs	(38,384)	(43,638)	-
Cash income tax expense (a)	-	-	(136,231)
Adjusted net income	337,826	548,524	623,906
Adjusted net income attributable to noncontrolling interests	2,514	9,675	4,971
Adjusted net income attributable to Generac Holdings Inc.	$335,312	$538,849	$618,935

(a) For the years ended December 31, 2021, the amount is based on a cash income tax rate of 19.7% due to the existence of the tax shield from the amortization of tax-deductible goodwill and intangible assets from our acquisition by CCMP Capital Advisors, LLC in 2006. Due to the expiration of this tax shield in the fourth quarter of 2021, there is no similar reconciling item for the 2022 or 2023 periods.

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

The following is a summary of the 53 foreign currency contracts outstanding as of December 31, 2023 (notional amount in thousands):

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Date
GBP	11/21/23 - 12/18/23	11/21/23 - 12/18/23	$ 5,800	1/10/24 - 2/07/24
AUD	11/21/23 - 12/27/23	11/21/23 - 12/27/23	$ 15,850	1/10/24 - 2/14/24

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

In 2021 and 2022, we experienced an increase in commodity and component costs resulting from supply chain challenges and the overall inflationary environment. We implemented multiple price increases to help mitigate the impact of these rising commodity costs, and the realization of these price increases in 2022 and 2023 helped to partially offset the higher commodity costs.

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2023, we had no commodity contracts outstanding.

Interest Rates

As of December 31, 2023, all of the outstanding debt under our Term Loans and Revolving Facility was subject to floating interest rate risk. As of December 31, 2023, we had the following interest rate swap contracts outstanding (notional amount in thousands of US dollars), to help minimize our borrowing costs:

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed SOFR Rate	Expiration Date
Interest Rate	March 4, 2020	May 31, 2023	$200,000	1.1360%	December 14, 2026
Interest Rate	March 5, 2020	May 31, 2023	$100,000	1.0700%	December 14, 2026
Interest Rate	March 6, 2020	May 31, 2023	$200,000	0.9560%	December 14, 2026

In June 2022, in conjunction with the amendments to the Company's credit agreements discussed further in Note 12, “Credit Agreements,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company amended its interest rate swaps to match that of the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. At December 31, 2023, the fair value of these interest rate swaps was an asset of $39.8 million, excluding the impact of credit risk. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portion of our Term Loans and Revolving Facility that is not covered by the swaps. A hypothetical change in the SOFR interest rate of 100 basis points would have changed annual interest expense by approximately $9.5 million (or, without the swaps in place, $14.5 million) in 2023.

For additional information on the Company’s foreign currency and commodity forward contracts and interest rate swaps, including amounts charged to the statements of comprehensive income during 2023, 2022, and 2021, refer to Note 5, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, WI

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. This requires management to make significant estimates and assumptions including estimates of future revenue, forecasted operating costs, and discount rates. Changes in the assumptions could have a significant impact on the fair value, which could result in an impairment charge. The Company evaluates goodwill for impairment annually as of October 31 or more frequently when an event occurs or circumstances change. In the Latin America impairment analysis, the reporting unit had an estimated fair value that exceeded the carrying value by approximately 12%. Because the estimated fair value exceeded the carrying value, no impairment was recorded. The carrying value of goodwill for the Company’s Latin America reporting unit as of the impairment assessment was $52.4 million.

Key financial assumptions utilized to determine the fair value of the Latin America reporting unit include forecasted revenue, forecasted operating costs, and the discount rate.

The principal consideration for our determination that the evaluation of the Latin America reporting unit's goodwill is a critical audit matter is that there is a high degree of auditor effort, judgment and subjectivity involved in designing and performing procedures to evaluate the reasonableness of management’s key assumptions utilized to determine the fair value of the Latin America reporting unit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of revenue, forecasted operating costs, and the selection of the discount rate for the Latin America reporting unit included the following, among others:

●	Evaluated the design and effectiveness of the controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s forecast and the selection of the discount rate.
●	Obtained the Company’s discounted cash flow model and evaluated the valuation analysis for mathematical accuracy.
●	Utilized fair value specialists to evaluate whether the valuation techniques applied by management were appropriate.
●	Assessed management’s historical ability to accurately forecast the reporting unit’s results of operations.
●	Assessed management’s intent and/or ability to take specific actions included in the discounted cash flow model.
●	Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to the Board of Directors, and (3) forecasted information included in industry reports.
●	Utilized fair value specialists to evaluate the reasonableness of the discount rate selected, including developing a range of independent estimates and comparing it to the discount rate utilized by the Company.

Revenue – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has a wide range of products and services that are offered in various markets throughout the world. The Company’s business activities are carried out by numerous individual business units, which offer a unique set of products and services within specific geographic areas.

We identified revenue as a critical audit matter given the disaggregated nature of the Company’s operations and business units generating revenue. This required extensive audit effort due to the volume of the underlying transactions and distinctiveness of each individual business unit. High levels of auditor judgment were necessary to determine the nature, timing, and extent of audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue transactions included the following, among others:

●	Evaluated the design and effectiveness of the controls within the relevant revenue business processes, including controls over revenue recognition and operating results.
●	For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recorded to source documents and determined that revenue was recognized appropriately.
●	For the revenue populations subject to detail transaction testing, we tested the completeness of revenue by making selections from reciprocal populations and determined whether the transaction was recorded as a sale in the general ledger.
●	For revenue transactions not subject to detail transaction testing we evaluated recorded activity based on analytical procedures using regression analyses to develop an expectation of the revenue balance at the product class level.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 21, 2024

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Waukesha, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 21, 2024

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$200,994	$132,723
Accounts receivable, less allowance for credit losses of $33,925 and $27,664 at December 31, 2023 and 2022, respectively	537,316	522,458
Inventories	1,167,484	1,405,384
Prepaid expenses and other assets	91,898	121,783
Total current assets	1,997,692	2,182,348

Property and equipment, net	598,577	467,604

Customer lists, net	184,513	206,987
Patents and technology, net	417,441	454,757
Other intangible assets, net	27,127	41,719
Tradenames, net	216,995	227,251
Goodwill	1,432,384	1,400,880
Deferred income taxes	15,532	12,746
Operating lease and other assets	203,051	175,170
Total assets	$5,093,312	$5,169,462

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$81,769	$48,990
Accounts payable	340,719	446,050
Accrued wages and employee benefits	54,970	45,741
Accrued product warranty	65,298	89,141
Other accrued liabilities	292,120	349,389
Current portion of long-term borrowings and finance lease obligations	45,895	12,733
Total current liabilities	880,771	992,044

Long-term borrowings and finance lease obligations	1,447,553	1,369,085
Deferred income taxes	90,012	125,691
Deferred revenue	167,008	143,726
Operating lease and other long-term liabilities	158,349	169,190
Total liabilities	2,743,693	2,799,736

Redeemable noncontrolling interest	6,549	110,471

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,195,055 and 72,701,257 shares issued at December 31, 2023 and 2022, respectively	733	728
Additional paid-in capital	1,070,386	1,016,138
Treasury stock, at cost, 13,057,298 and 11,284,350 shares at December 31, 2023 and 2022, respectively	(1,032,921)	(808,491)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,519,313	2,316,224
Accumulated other comprehensive loss	(15,143)	(65,102)
Stockholders’ equity attributable to Generac Holdings Inc.	2,340,252	2,257,381
Noncontrolling interests	2,818	1,874
Total stockholders’ equity	2,343,070	2,259,255
Total liabilities and stockholders’ equity	$5,093,312	$5,169,462

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021

Net sales	$4,022,667	$4,564,737	$3,737,184
Costs of goods sold	2,657,236	3,042,733	2,377,102
Gross profit	1,365,431	1,522,004	1,360,082

Operating expenses:
Selling and service	448,199	496,260	319,020
Research and development	173,443	159,774	104,303
General and administrative	252,936	194,861	144,272
Acquisition related costs	460	1,459	21,465
Amortization of intangibles	104,194	103,320	49,886
Total operating expenses	979,232	955,674	638,946
Income from operations	386,199	566,330	721,136

Other (expense) income:
Interest expense	(97,627)	(54,826)	(32,953)
Investment income	4,272	1,129	1,415
Loss on extinguishment of debt	–	(3,743)	(831)
Other, net	(2,544)	(424)	2,759
Total other expense, net	(95,899)	(57,864)	(29,610)

Income before provision for income taxes	290,300	508,466	691,526
Provision for income taxes	73,180	99,596	134,957
Net income	217,120	408,870	556,569
Net income attributable to noncontrolling interests	2,514	9,368	6,075
Net income attributable to Generac Holdings Inc.	$214,606	$399,502	$550,494

Other comprehensive income (loss):
Foreign currency translation adjustment	$57,963	$(48,841)	$(41,030)
Net unrealized (loss) gain on derivatives	(8,004)	38,494	20,529
Other comprehensive income (loss)	49,959	(10,347)	(20,501)
Total comprehensive income	267,079	398,523	536,068
Comprehensive income attributable to noncontrolling interests	2,581	11,179	5,496
Comprehensive income attributable to Generac Holdings Inc.	$264,498	$387,344	$530,572

Net income attributable to Generac Holdings Inc. per common share - basic:	$3.31	$5.55	$8.51
Weighted average common shares outstanding - basic:	61,265,060	63,117,007	62,686,001

Net income attributable to Generac Holdings Inc. per common share - diluted:	$3.27	$5.42	$8.30
Weighted average common shares outstanding - diluted:	62,058,387	64,681,357	64,253,408

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at December 31, 2020	72,024,329	$721	$525,541	(9,173,731)	$(332,164)	$(202,116)	$1,432,565	$(34,254)	$1,390,293	$(89)	$1,390,204
Change in noncontrolling interest share										(96)	(96)
Unrealized loss on interest rate swaps, net of tax of $6,993								20,529	20,529		20,529
Foreign currency translation adjustment								(41,030)	(41,030)	(3)	(41,033)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	331,048	3	7,073						7,076		7,076
Common stock issued for business combination	30,640	1	12,000						12,001		12,001
Treasury stock issued for business combination			384,371	937,283	36,403				420,774		420,774
Net share settlement of restricted stock awards				(80,583)	(27,223)				(27,223)		(27,223)
Stock repurchases				(350,000)	(125,992)				(125,992)		(125,992)
Share-based compensation			23,954						23,954		23,954
Redemption value adjustment							(17,102)		(17,102)		(17,102)
Net income							550,494		550,494	501	550,995

Balance at December 31, 2021	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $12,858								38,494	38,494		38,494
Foreign currency translation adjustment								(48,841)	(48,841)	(264)	(49,105)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	315,240	3	(247)						(244)		(244)
Payment of acquisition contingent consideration			33,965	196,531	13,158				47,123		47,123
Net share settlement of restricted stock awards				(91,843)	(26,833)				(26,833)		(26,833)
Stock repurchases				(2,722,007)	(345,840)				(345,840)		(345,840)
Share-based compensation			29,481						29,481		29,481
Redemption value adjustment							(49,235)		(49,235)		(49,235)
Net income							399,502		399,502	1,825	401,327

Balance at December 31, 2022	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized loss on interest rate swaps, net of tax of $2,674								(8,004)	(8,004)		(8,004)
Foreign currency translation adjustment								57,963	57,963	128	58,091
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	482,855	5	3,345						3,350		3,350
Payment of acquisition contingent consideration	10,943	-	15,411	466,118	33,396				48,807		48,807
Net share settlement of restricted stock awards				(50,591)	(6,313)				(6,313)		(6,313)
Stock repurchases				(2,188,475)	(251,513)				(251,513)		(251,513)
Share-based compensation			35,492						35,492		35,492
Redemption value adjustment							(11,517)		(11,517)		(11,517)
Net income							214,606		214,606	816	215,422

Balance at December 31, 2023	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities
Net income	$217,120	$408,870	$556,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,408	52,821	42,155
Amortization of intangible assets	104,194	103,320	49,886
Amortization of original issue discount and deferred financing costs	3,885	3,234	2,589
Loss on extinguishment of debt	–	3,743	831
Deferred income taxes	(34,478)	(95,465)	(2,096)
Share-based compensation expense	35,492	29,481	23,954
Gain on disposal of assets	(285)	(592)	(4,393)
Other noncash charges	5,922	18,339	206
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,272)	6,547	(131,861)
Inventories	262,670	(319,274)	(470,991)
Other assets	24,266	4,766	(819)
Accounts payable	(120,900)	(223,031)	297,323
Accrued wages and employee benefits	7,962	(27,369)	5,814
Other accrued liabilities	(27,337)	110,036	73,798
Excess tax benefits from equity awards	(977)	(16,910)	(31,809)
Net cash provided by operating activities	521,670	58,516	411,156

Investing activities
Proceeds from sale of property and equipment	2,896	2,077	259
Proceeds from sale of investment	–	1,308	4,968
Proceeds from beneficial interest in securitization transactions	3,294	3,566	4,609
Contribution to tax equity investment	(6,627)	(14,930)	(3,660)
Expenditures for property and equipment	(129,060)	(86,188)	(109,992)
Purchase of long-term investments	(32,592)	(15,000)	–
Acquisition of businesses, net of cash acquired	(15,974)	(25,065)	(713,471)
Net cash used in investing activities	(178,063)	(134,232)	(817,287)

Financing activities
Proceeds from short-term borrowings	64,257	248,209	272,818
Proceeds from long-term borrowings	348,827	1,026,284	150,088
Repayments of short-term borrowings	(37,104)	(268,133)	(239,113)
Repayments of long-term borrowings and finance lease obligations	(288,699)	(542,191)	(108,556)
Stock repurchases	(251,513)	(345,840)	(125,992)
Payment of contingent acquisition consideration	(4,979)	(16,135)	(3,750)
Payment of debt issuance costs	–	(10,330)	(1,185)
Purchase of additional ownership interest	(104,844)	(375)	(27,164)
Cash dividends paid to noncontrolling interest of subsidiary	–	(309)	–
Taxes paid related to equity awards	(10,897)	(40,923)	(58,903)
Proceeds from the exercise of stock options	7,815	13,786	38,787
Net cash (used in) provided by financing activities	(277,137)	64,043	(102,970)

Effect of exchange rate changes on cash and cash equivalents	1,801	(2,943)	1,312

Net increase (decrease) in cash and cash equivalents	68,271	(14,616)	(507,789)
Cash and cash equivalents at beginning of period	132,723	147,339	655,128
Cash and cash equivalents at end of period	$200,994	$132,723	$147,339

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$84,027	$48,912	$27,842
Income taxes	100,082	150,893	156,728

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In June 2021, the Company acquired Deep Sea Electronics Limited (Deep Sea), founded in 1975 and headquartered in Hunmanby, United Kingdom. Deep Sea is an industry leading designer and manufacturer of a diverse suite of flexible control solutions focused on the global power generation and transfer switch markets.
●	In July 2021, the Company acquired Chilicon Power LLC (Chilicon), a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market based in Los Angeles, California.
●	In September 2021, the Company acquired Apricity Code Corporation (Apricity Code), an advanced engineering and product design company located in Bend, Oregon.
●	In September 2021, the Company acquired Off Grid Energy Ltd. (Off Grid Energy), a designer and manufacturer of industrial-grade mobile energy storage systems. Headquartered in Rugby, United Kingdom, Off Grid Energy offers a diverse range of energy storage solutions that provide cleaner and more flexible energy for industrial and mobile applications.
●	In October 2021, the Company acquired Tank Utility Inc. (Tank Utility). Headquartered in Boston, Massachusetts, Tank Utility is a provider of internet of things (IoT) propane tank monitoring that enables the optimization of propane fuel logistics.
●	In December 2021, the Company acquired ecobee Inc. (ecobee), founded in 2007 and headquartered in Toronto, Canada. ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind.
●	In June 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively EEC). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.
●	In October 2022, the Company acquired Blue Pillar, an industrial IoT platform developer that designs, deploys, and manages industrial IoT network solutions to enable distributed energy generation monitoring and control.
●	In February 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

2.	Summary of Accounting Policies

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

One customer accounted for approximately 7% and 11% of accounts receivable at December 31, 2023 and 2022, respectively. No one customer accounted for greater than 4%, 4%, and 6%, of net sales during the years ended December 31, 2023, 2022, and 2021, respectively.

Accounts Receivable and Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of its products and services to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, solar installers, utilities, EPC companies, telecommunications customers, and certain end users with payment terms generally ranging from 30 to 90 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, credit bureau information, and regional considerations.

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

The Company holds various credit insurance plans that cover the risk of loss up to specified amounts on certain trade receivables. As of December 31, 2023, the Company had gross receivables of $571,241 and an allowance for credit losses of $33,925.

The following is a tabular reconciliation of the Company's allowance for credit losses:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$27,664	$12,025
Established for acquisitions	24	498
Provision for credit losses (1)	7,443	17,966
Charge-offs	(1,464)	(2,554)
Currency translation	258	(271)
Balance at end of period	$33,925	$27,664

(1) Includes a specific credit loss provision of $17,926 recorded during 2022 for a clean energy product customer that filed for bankruptcy.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including internal use software and software to provide a service, is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements. The Company capitalizes significant software enhancements. Implementation costs incurred in cloud computing arrangements that are service contracts are recorded in prepaid expenses and other assets and operating lease and other assets on the Consolidated Balance Sheets and are amortized over the expected service period. Finance lease right of use assets are included in property and equipment. Refer to Note 10, “Leases,” to the consolidated financial statements for the Company's lease disclosure.

Land improvements	8	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	15
Dies and tools	3	–	10
Vehicles	3	–	6
Office & information technology equipment and internal use software	3	–	15
Leasehold improvements	2	–	20

Total depreciation expense was $62,408, $52,821, and $42,155 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2023, 2022 and 2021, and found no impairment.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance or amendment of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $3,885, $3,234, and $2,589, of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2023, 2022 and 2021, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2024 - $3,923; 2025 - $3,919; 2026 - $3,819; 2027 - $1,028; 2028 - $0.

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

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $19,173 and $33,551 at December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the Company recognized revenue of $33,551 related to amounts included in the December 31, 2022 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

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

In addition to extended warranties, the Company offers other services, including remote monitoring, installation, maintenance, data center and telecom design and build, and grid services to utilities in certain circumstances. Total service revenues accounted for less than 4%, 3%, and 2% of net sales during the years ended December 31, 2023, 2022 and 2021, respectively.

Refer to Note 7, “Segment Reporting,” to the consolidated financial statements for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Expenditures for advertising production costs are expensed when the related advertisement is first run. Expenditures for Co-Op advertising are expensed when claimed by the customer. Total expenditures for advertising were $118,303, $100,589, and $66,660 for the years ended December 31, 2023, 2022 and 2021, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $173,443, $159,774, and $104,303 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $524,946, was approximately $531,325 (Level 2) at December 31, 2023, as calculated based on independent valuations whose inputs and significant value drivers are observable. The fair value of Term Loan A and Revolving Facility approximates the carrying value.

For the fair value of the assets and liabilities measured on a recurring basis, excluding the contingent consideration discussed below, refer to the fair value table in Note 5, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements. The fair value of all derivative contracts is classified as Level 2. The valuation techniques used to measure the fair value of derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of derivative contracts considers the Company’s credit risk in accordance with ASC 820-10.

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

The fair value of contingent consideration for Chilicon and Pramac as of December 31, 2023 was $38,937, which was reported in other long-term liabilities in the consolidated balance sheet at December 31, 2023. The fair value of contingent consideration as of December 31, 2022 was $81,533, of which $49,500 was reported in other accrued liabilities and $32,033 in other long-term liabilities in the consolidated balance sheet. The contingent consideration for Chilicon extends through December 31, 2028. The contingent consideration for Pramac extends through December 31, 2025.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2023	$81,533
Changes in fair value	-
Additional contingent consideration (1)	11,490
Payment of contingent consideration (2)	(53,786)
Present value interest accretion	(300)
Ending balance, December 31, 2023	$38,937

(1) Represents $11,490 of contingent deferred consideration for the Pramac buyout. See Note 4, "Redeemable Noncontrolling Interest".

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

Acquisition related costs

Acquisition related costs are external costs the Company incurs to complete a business combination including legal fees, professional and advisory services, transaction taxes such as stamp tax, and insurance premiums. The Company accounts for acquisition related costs as expense in the period in which the costs are incurred and the services are received. Total acquisition related costs were $460, $1,459, and $21,465 for the years ended December 31, 2023, 2022 and 2021, respectively.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (ASUs) to the FASB Accounting Standards Codification (ASC).

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. Entities may apply the amendments prospectively or may elect retrospective application.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during 2023 that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

3.	Acquisitions

Fiscal 2023

Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized prior to March 31, 2024, and there have not been any material changes to the balances acquired as of December 31, 2023. The accompanying consolidated financial statements include the results of REFUstor from the date of acquisition through December 31, 2023.

Fiscal 2022

Acquisitions

On June 30, 2022, the Company acquired EEC. Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of data center and telecom facility design, build, maintenance, and repair services.

On October 3, 2022, the Company acquired Blue Pillar, an industrial IoT platform developer that designs, deploys, and manages industrial IoT network solutions to enable distributed energy generation monitoring and control.

The combined purchase price for these two acquisitions was $25,654, net of cash acquired. The Company recorded its preliminary purchase price allocation for EEC and Blue Pillar during the second quarter and fourth quarter of 2022, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for EEC was finalized in the second quarter of 2023 and did not result in material adjustments to the Company's preliminary estimates. Purchase accounting for Blue Pillar was finalized in the fourth quarter of 2023 and did not result in material adjustments to the Company's preliminary estimates. The combined purchase price for EEC and Blue Pillar has increased to $27,658 due to working capital adjustments. The accompanying consolidated financial statements include the results of the acquired businesses since the dates of acquisition through December 31, 2023.

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

The Company finalized the Deep Sea purchase price allocation during the second quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $437,874 of intangible assets, including $263,604 of goodwill recorded in the international segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Deep Sea from the date of acquisition through December 31, 2023.

Acquisition of Chilicon

On July 2, 2021, the Company acquired Chilicon for a purchase price, net of cash acquired, of $61,129 inclusive of estimated contingent consideration. Based in Los Angeles, California, Chilicon is a designer and provider of grid-interactive microinverter and monitoring solutions for the solar market. Total consideration consisted of the following:

Cash paid at closing	$11,821
Deferred cash payment (1)	6,000
Common stock issued at closing	12,000
Contingent consideration (2)	31,308
Total purchase price	$61,129

(1)	Paid on January 4, 2024.
(2)	Payable in common stock issued upon achievement of certain performance targets within 45 calendar days following the conclusion of the contingent consideration period, December 31, 2028.

The Company finalized the Chilicon purchase price allocation during the second quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $70,174 of intangible assets, including $36,974 of goodwill recorded in the domestic segment, as of the acquisition date. The goodwill ascribed to the Chilicon acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Chilicon from the date of acquisition through December 31, 2023.

Acquisition of Off Grid Energy

On September 1, 2021, the Company acquired Off Grid Energy for a purchase price of $56,949, net of cash acquired and inclusive of the then estimated contingent consideration of $29,054 payable in cash based on the contingent consideration period performance. The contingent consideration was paid during the third quarter of 2022 in the amount of $16,135. Headquartered in Rugby, United Kingdom, Off Grid Energy is a designer and manufacturer of industrial-grade mobile energy storage systems. The acquisition purchase price was funded through cash on hand.

The Company finalized the Off Grid Energy purchase price allocation during the third quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $56,076 of intangible assets, including $21,531 of goodwill recorded in the international segment, as of the acquisition date. The goodwill ascribed to this acquisition is not deductible for tax purposes. The accompanying consolidated financial statements include the results of Off Grid Energy from the date of acquisition through December 31, 2023.

Acquisition of ecobee

On December 1, 2021, the Company acquired ecobee for a purchase price, net of cash acquired, of $735,577 inclusive of estimated contingent consideration. Headquartered in Toronto, Canada, ecobee is a leader in sustainable home technology solutions including smart thermostats that deliver significant energy savings, security and peace of mind. The purchase price consisted of the following:

Cash paid at closing	$225,403
Common stock issued at closing	420,774
Contingent consideration (1)	89,400
Total purchase price	$735,577

(1)	The contingent consideration for the period ended June 30, 2022, was paid during the fourth quarter of 2022 in the amount of $47,123 in shares of common stock, or 196,531 shares of common stock, and $542 was paid with cash on hand. Additionally, during the fourth quarter of 2022, the Company entered into a definitive agreement to accelerate the measurement and payment for the remaining contingent consideration period ending June 30, 2023. The parties agreed to a final payment amount of $45,000 issued with 466,188 shares of common stock and $479 of cash. The $45,000 was paid during the first quarter of 2023.

The Company finalized the ecobee purchase price allocation during the fourth quarter of 2022 based on its estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. As a result, the Company recorded $806,131 of intangible assets, including $248,231 of goodwill recorded in the domestic segment, as of the acquisition date. A portion of the goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying consolidated financial statements include the results of ecobee from the date of acquisition through December 31, 2023.

Other Acquisitions

On September 1, 2021, the Company acquired Apricity Code, an advanced engineering and product design company located in Bend, Oregon.

On October 1, 2021, the Company acquired Tank Utility, a provider of IoT propane tank monitoring that enables the optimization of propane fuel logistics.

The combined purchase price for these two acquisitions was $29,945, net of cash acquired, and was funded solely through cash on hand. The Company finalized its purchase price allocation during the third quarter of 2022 based on the Company's estimates of the fair value of the acquired assets and assumed liabilities. The finalization did not result in material adjustments to the Company's preliminary estimates. The accompanying consolidated financial statements include the results of these two acquired businesses since the dates of acquisition through December 31, 2023.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed for all acquisitions completed during the reporting period, as of the acquisition dates, are as follows:

			2021 Acquisitions
	2023 Acquisitions	2022 Acquisitions	Deep Sea	ecobee	All Other	Total
Accounts receivable	$347	$11,965	$9,574	$23,337	$13,852	$46,763
Inventories	1,239	2,955	9,970	7,258	7,034	24,262
Prepaid expenses and other current assets	166	4,456	1,181	5,689	6,594	13,464
Property and equipment	5,843	708	8,838	3,588	480	12,906
Intangible assets	6,174	10,032	174,270	557,900	81,171	813,341
Goodwill	5,363	8,714	263,604	248,231	83,859	595,694
Deferred income taxes	-	-	-	40,020	5,694	45,714
Other assets	837	1,954	151	9,289	8,526	17,966
Total assets acquired	19,969	40,784	467,588	895,312	207,210	1,570,110

Accounts payable	1,278	1,826	8,998	25,968	7,473	42,439
Accrued wages and employee benefits	264	1,662	2,106	1,354	872	4,332
Other accrued liabilities	236	7,917	1,737	19,898	18,258	39,893
Short-term borrowings	-	-	-	-	800	800
Current portion of long-term borrowings and finance lease obligations	-	-	-	-	233	233
Deferred income taxes	2,007	564	33,957	78,753	19,930	132,640
Other long-term liabilities	57	1,157	90	33,762	9,997	43,849
Long-term debt	-	-	-	-	1,624	1,624
Net assets acquired	$16,127	$27,658	$420,700	$735,577	$148,023	$1,304,300

The allocations of the purchase price to identifiable assets and liabilities for the 2022 and 2021 acquisitions are based on the final valuations performed to determine the fair value of the net assets as of their respective acquisition dates.

Unaudited Pro Forma Information

The following unaudited pro forma information of the Company gives effect to all acquisitions as though the transactions had occurred on January 1, 2021.

	Year Ended December 31,
	2023	2022	2021
Net Sales:
As reported	$4,022,667	$4,564,737	$3,737,184
Pro forma	4,022,826	4,600,162	3,933,666

Net income attributable to Generac Holdings Inc.:
As reported	$214,606	$399,502	$550,494
Pro forma (1)	214,343	395,261	461,193

Net income attributable to Generac Holdings Inc. per common share - diluted
As reported	$3.27	$5.42	$8.30
Pro forma	3.27	5.36	6.91

(1)	Includes additional pro forma intangible amortization from all acquisitions as though the transactions had occurred on January 1, 2021 of $111, $2,465, and $70,152 for the years ended December 31, 2023, 2022, and 2021, respectively.

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated on January 1, 2021.

4.	Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price included $105,264 of initial consideration (which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement in the first quarter of 2023) and $11,490 of contingent deferred consideration to be paid in up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022, and which shall vest upon achievement of certain earnings targets at the end of the earn-out period, December 31, 2025.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the acquisition agreement. In March 2022, the Company signed an agreement to purchase an additional 15% ownership interest in Captiva for a purchase price of $461, bringing the Company's total ownership interest in Captiva to 66%. In May 2022, the Company signed an amendment to the purchase agreement resulting in a revised purchase price of $375, which was paid with cash on hand.

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

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$110,471	$58,050	$66,207
Share of net income (loss)	1,864	7,543	5,574
Foreign currency translation	(549)	(3,982)	(3,669)
Purchase of additional ownership interest	(116,754)	(375)	(27,164)
Redemption value adjustment	11,517	49,235	17,102
Balance at end of period	$6,549	$110,471	$58,050

5.	Derivative Instruments and Hedging Activities

Commodities

The Company is exposed to price fluctuations in commodities including steel, copper and aluminum; and periodically utilizes commodity derivatives to mitigate the impact of these potential price fluctuations on its financial results. These derivatives typically have maturities of less than eighteen months.

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in cost of goods sold in the Company’s consolidated statements of comprehensive income. Net pre-tax gains recognized were not material for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, the Company had no commodity contracts outstanding.

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

Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in “other, net” in the Company’s consolidated statements of comprehensive income. Net pre-tax gains (losses) recognized for the years ended  December 31, 2023, 2022 and 2021 were not material. As of  December 31, 2023 and 2022, the Company had 53 and 34 foreign currency contracts outstanding, respectively.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in May 2023. In March 2020, the Company entered into three additional interest rate swap agreements which were still outstanding as of December 31, 2023.

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

The amount of after-tax unrealized gains (losses) recognized for the years ended December 31, 2023, 2022 and 2021 were $(8,004), $38,494, and $20,529, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31,
	2023	2022
Foreign currency contracts	$(147)	$94
Interest rate swaps	38,601	49,279

The fair values of the interest rate swaps are included in operating lease and other assets in the consolidated balance sheet as of December 31, 2023 and 2022. Excluding the impact of credit risk, the fair value of the derivative contracts as of  December 31, 2023, and December 31, 2022, is an asset of $39,796 and $51,184, respectively, which represents the net amount the Company would receive to exit all of the agreements on that date.

6.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2023 and 2022, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Current-period comprehensive income (loss)	57,963	(1)	(8,004)	(2)	49,959
Ending Balance – December 31, 2023	$(43,582)		$28,439		$(15,143)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2022	$(52,704)		$(2,051)		$(54,755)
Current-period comprehensive income (loss)	(48,841)	(3)	38,494	(4)	(10,347)
Ending Balance – December 31, 2022	$(101,545)		$36,443		$(65,102)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2023, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized losses of $10,678 on the interest rate swaps, net of tax effect of $(2,674) for the year ended December 31, 2023.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2022, particularly the Euro and British Pound.
(4)	Represents unrealized gains of $51,352 on the interest rate swaps, net of tax effect of $(12,858) for the year ended December 31, 2022.

7.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – domestic and international. The domestic segment includes the legacy Generac business and the acquisitions that are based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The international segment includes acquisitions not based in the U.S and Canada, all of which have revenues substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices & solutions, and other power products geared for varying end customer uses. While Residential products and Commercial & Industrial (C&I) products include similar products, they differ based on power output and end customer. The composition of net sales between residential, C&I, and other products & services by reportable segment is as follows:

	Net Sales by Segment
	Year Ended December 31, 2023
Product Classes	Domestic	International	Total
Residential products	$1,945,273	$117,656	$2,062,929
Commercial & industrial products	916,118	578,681	1,494,799
Other	414,933	50,006	464,939
Total net sales	$3,276,324	$746,343	$4,022,667

	Year Ended December 31, 2022
Product Classes	Domestic	International	Total
Residential products	$2,782,037	$129,834	$2,911,871
Commercial & industrial products	746,172	514,565	$1,260,737
Other	339,657	52,472	$392,129
Total net sales	$3,867,866	$696,871	$4,564,737

	Year Ended December 31, 2021
Product Classes	Domestic	International	Total
Residential products	$2,366,908	$89,857	$2,456,765
Commercial & industrial products	556,520	442,478	$998,998
Other	240,622	40,799	$281,421
Total net sales	$3,164,050	$573,134	$3,737,184

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products' revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I energy storage systems, mobile heaters, mobile pumps, and related controllers for power generation equipment. These products are sold globally through industrial distributors and dealers, EPC companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to our distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to our customers, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed, sometimes based on achievement of milestones.

The following tables sets forth total sales by reportable segment and inclusive of intersegment sales:

	Year Ended December 31, 2023
	Domestic	International	Eliminations	Total
External net sales	$3,276,324	$746,343	$-	$4,022,667
Intersegment sales	43,937	91,552	(135,489)	-
Total sales	$3,320,261	$837,895	$(135,489)	$4,022,667

	Year Ended December 31, 2022
	Domestic	International	Eliminations	Total
External net sales	$3,867,866	$696,871	$-	$4,564,737
Intersegment sales	60,731	93,699	(154,430)	-
Total sales	$3,928,597	$790,570	$(154,430)	$4,564,737

	Year Ended December 31, 2021
	Domestic	International	Eliminations	Total
External net sales	$3,164,050	$573,134	$-	$3,737,184
Intersegment sales	39,339	26,123	(65,462)	-
Total sales	$3,203,389	$599,257	$(65,462)	$3,737,184

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA
	Year Ended December 31,
	2023	2022	2021
Domestic	$523,337	$716,302	$795,417
International	114,522	109,065	66,008
Total adjusted EBITDA	$637,859	$825,367	$861,425

Interest expense	(97,627)	(54,826)	(32,953)
Depreciation and amortization	(166,602)	(156,141)	(92,041)
Non-cash write-down and other adjustments (1)	5,953	2,091	3,070
Non-cash share-based compensation expense (2)	(35,492)	(29,481)	(23,954)
Loss on extinguishment of debt (3)	-	(3,743)	(831)
Transaction costs and credit facility fees (4)	(4,054)	(5,026)	(22,357)
Business optimization and other charges (5)	(10,551)	(4,371)	(33)
Provision for legal, regulatory, and clean energy product charges (6)	(38,490)	(65,265)	-
Other	(696)	(139)	(800)
Income before provision for income taxes	$290,300	$508,466	$691,526

(1)

Includes gains/losses on dispositions of assets other than in the ordinary course of business, gains/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

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
(6)

Represents the following significant and unusual charges not indicative of our ongoing operations:
•  a provision for judgments and legal expenses related to certain patent and other litigation - $28,340 in 2023.
•  a provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5,800 in 2023; $10,000 in 2022.
•  a bad debt provision and additional customer support costs for a clean energy product customer that filed for bankruptcy in 2022 – $4,350 additional customer support costs in 2023; $17,926 bad debt provision in 2022.
•  a warranty provision to address certain clean energy product warranty-related matters - $37,338 in 2022.

The following tables summarize additional financial information by reportable segment:

	Assets
	December 31,
	2023	2022	2021
Domestic	$3,770,883	$4,032,086	$3,742,101
International	1,322,429	1,137,376	1,135,679
Total	$5,093,312	$5,169,462	$4,877,780

	Depreciation and Amortization
	Year Ended December 31,
	2023	2022	2021
Domestic	$129,648	$123,768	$66,675
International	36,954	32,373	25,366
Total	$166,602	$156,141	$92,041

	Capital Expenditures
	Year Ended December 31,
	2023	2022	2021
Domestic	$103,036	$69,680	$100,672
International	26,024	16,508	9,320
Total	$129,060	$86,188	$109,992

The Company’s sales in the United States represent approximately 77%, 80%, and 82% of total sales for the years ended December 31, 2023, 2022 and 2021, respectively. Approximately 74% and 77% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2023 and 2022, respectively.

8.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2023	2022
Raw material	$677,428	$798,340
Work-in-process	10,877	14,899
Finished goods	479,179	592,145
Total	$1,167,484	$1,405,384

Property and equipment consists of the following:

	December 31,
	2023	2022
Land and improvements	$22,556	$22,589
Buildings and improvements	298,483	243,553
Machinery and equipment	271,879	229,593
Dies and tools	45,998	37,343
Vehicles	11,411	9,807
Office & information technology equipment and internal use software	185,601	148,166
Leasehold improvements	8,772	6,849
Construction in progress	98,083	52,522
Gross property and equipment	942,783	750,422
Accumulated depreciation	(344,206)	(282,818)
Total	$598,577	$467,604

Total property and equipment included finance leases of $68,079 and $24,719 at December 31, 2023 and 2022, respectively, primarily comprised of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the consolidated statement of cash flows. Refer to Note 10, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842, Leases.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	Domestic	International	Total
Balance at December 31, 2021	$995,444	$414,230	$1,409,674
Acquisitions of businesses, net	22,128	437	22,565
Foreign currency translation	(915)	(30,444)	(31,359)
Balance at December 31, 2022	1,016,657	384,223	1,400,880
Acquisitions of businesses, net	1,376	5,363	6,739
Foreign currency translation	495	24,270	24,765
Balance at December 31, 2023	$1,018,528	$413,856	$1,432,384

Refer to Note 3, “Acquisitions,” to the consolidated financial statements for further information regarding the Company’s acquisitions.

Goodwill applicable to each reportable segment at December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,521,721	$(503,193)	$1,018,528	$1,519,850	$(503,193)	$1,016,657
International	418,467	(4,611)	413,856	388,834	(4,611)	384,223
Total	$1,940,188	$(507,804)	$1,432,384	$1,908,684	$(507,804)	$1,400,880

The following table summarizes intangible assets by major category as of December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Weighted Average Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	15	$159,671	$(70,997)	$88,674	$157,751	$(58,821)	$98,930
Customer lists	11	589,318	(404,805)	184,513	577,203	(370,216)	206,987
Patents and technology	14	670,099	(252,658)	417,441	665,563	(210,806)	454,757
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	5	71,570	(44,443)	27,127	70,585	(28,866)	41,719
Total finite-lived intangible assets		$1,491,704	$(773,949)	$717,755	$1,472,148	$(669,755)	$802,393
Indefinite-lived tradenames		128,321	-	128,321	128,321	-	128,321
Total intangible assets		$1,620,025	$(773,949)	$846,076	$1,600,469	$(669,755)	$930,714

Amortization expense of intangible assets was $104,194, $103,320, and $49,886 in 2023, 2022 and 2021, respectively. Excluding the impact of future acquisitions, the Company estimates amortization expense for the next five years to be as follows: 2024 - $96,595; 2025 - $91,694; 2026 - $84,833; 2027 - $58,065; 2028 - $52,354.

10.	Leases

The Company leases certain manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery and computer equipment globally under both finance and operating leases. The Company’s leases have remaining lease terms of up to 18 years, of which certain leases, primarily within the buildings and improvements asset class, include options to extend for up to 10 additional years. Further, the Company leases certain buildings from a related party, which the Company has determined to be arm's length transactions.

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (ROU) asset and lease liability at the lease commencement date based on the present value of the lease payments over the lease term. As the Company’s leases generally do not provide an implicit interest rate, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rate is a collateralized rate determined based on the lease term, the Company’s credit rating, and other market information available at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and is reduced by any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while lease expense for finance leases is recognized as depreciation and interest expense using the effective interest method. The Company’s variable lease expense generally consists of property tax and insurance payments that are variable in nature, however, these amounts are immaterial to the consolidated financial statements and are therefore not separately reported.

The Company has lease agreements with both lease and non-lease components, which it elected to account for as a single lease component. However, the Company did not elect to apply the recognition exception for short-term leases. The Company is applying these elections to all asset classes.

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

The components of total lease cost consist of the following:

	Year Ended December 31,
	2023	2022	2021

Operating lease cost	$38,980	$36,292	$22,432
Finance lease cost:
Amortization of ROU assets	4,142	3,298	3,187
Interest on lease liabilities	2,540	1,945	2,021
Total lease cost	$45,662	$41,535	$27,640

Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31,
	2023	2022
Operating Leases
Operating lease ROU assets (1)	$70,937	$100,083

Operating lease liabilities - current (2)	$29,388	$30,330
Operating lease liabilities - noncurrent (3)	44,760	73,547
Total operating lease liabilities	$74,148	$103,877

Finance Leases
Finance lease ROU assets, gross	$82,744	$35,470
Accumulated depreciation - finance lease ROU assets	(14,665)	(10,751)
Finance lease ROU assets, net (4)	$68,079	$24,719

Finance lease liabilities - current (5)	$3,785	$2,650
Finance lease liabilities - noncurrent (6)	67,523	24,770
Total finance lease liabilities	$71,308	$27,420

(1)	Recorded in the operating lease and other assets line within the consolidated balance sheets
(2)	Recorded in the other accrued liabilities line within the consolidated balance sheets
(3)	Recorded in the operating lease and other long-term liabilities line within the consolidated balance sheets
(4)	Recorded in the property and equipment, net line within the consolidated balance sheets
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line within the consolidated balance sheets
(6)	Recorded in the long-term borrowings and finance lease obligations line within the consolidated balance sheets

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$39,073	$36,020	$21,250
Operating cash flows - finance leases	2,409	1,919	1,972
Financing cash flows - finance leases	3,618	4,931	4,679

ROU assets obtained in exchange for lease liabilities
Operating leases	17,830	28,766	55,057
Finance leases	47,715	2,874	4,026

Weighted average remaining lease term and discount rate information related to the Company’s leases as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)
Operating Leases	4.55	4.65
Finance Leases	5.34	11.26

Weighted average discount rate
Operating Leases	4.63%	4.82%
Finance Leases	6.64%	7.58%

The maturities of the Company’s lease liabilities as of December 31, 2023 are as follows:

	Finance Leases	Operating Leases
2024	$8,043	$32,145
2025 (1)	48,297	18,887
2026	4,243	8,278
2027	3,896	7,667
2028	3,472	6,157
After 2028	22,616	12,014
Total minimum lease payments	90,567	85,148
Interest component	(19,259)	(11,000)
Present value of minimum lease payments	$71,308	$74,148

(1)	Includes a payment for a purchase option reasonably certain to be exercised in 2025.

11.	Product Warranty Obligations

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

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$138,011	$94,213	$59,218
Product warranty reserve assumed in acquisition	-	-	3,932
Payments	(92,200)	(77,476)	(42,682)
Provision for warranty issued	67,104	80,340	69,280
Changes in estimates for pre-existing warranties (1)	3,493	40,934	4,465
Balance at end of period	$116,408	$138,011	$94,213

(1)	Includes a specific warranty provision recorded during the third quarter of 2022 in the amount of $37,338 to address certain clean energy product related matters.

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

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$132,813	$111,647	$89,788
Deferred revenue contracts issued	48,107	42,869	41,560
Amortization of deferred revenue contracts	(25,050)	(21,703)	(19,701)
Balance at end of period	$155,870	$132,813	$111,647

The timing of recognition of the Company’s deferred revenue balance related to extended warranties at December 31, 2023 is as follows:

2024	$28,203
2025	30,088
2026	27,407
2027	22,069
After 2027	48,103
Total	$155,870

The Company has a post-sale extended warranty marketing agreement with a third party, pursuant to which the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts that they sell, which it classifies as costs to obtain a contract. These fees are deferred and recorded as other assets in the consolidated balance sheets, and then amortized to net sales in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. Deferred contract costs as of December 31, 2023 and 2022 were $10,153 and $9,199, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2023, 2022 and 2021 was $2,306, $1,932, and $1,739, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Product warranty liability
Current portion - Accrued product warranty	$65,298	$89,141
Long-term portion - other long-term liabilities	51,110	48,870
Total	$116,408	$138,011

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$28,203	$30,291
Long-term portion - Deferred revenue	127,667	102,522
Total	$155,870	$132,813

12.	Credit Agreements

Short-term borrowings included in the consolidated balance sheets as of December 31, 2023 and 2022 consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $81,769 and $48,990, respectively.

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Tranche A Term Loan	$745,313	$750,000
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(12,685)	(16,568)
Revolver	150,000	90,000
Finance lease obligation	71,308	27,420
Other	9,512	966
Total	1,493,448	1,381,818
Less: current portion of debt	42,110	10,083
Less: current portion of finance lease obligation	3,785	2,650
Total long-term borrowings and finance lease obligations	$1,447,553	$1,369,085

Maturities of long-term borrowings outstanding at December 31, 2023, excluding finance lease obligations (as their maturities are disclosed in Note 10, “Leases,”) and before considering original issue discount and deferred financing costs, are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolver	Other	Total
2024	$32,813	$-	$-	$9,349	$42,162
2025	46,875	-	-	83	46,958
2026	65,625	530,000	-	26	595,651
2027	600,000	-	150,000	26	750,026
2028	-	-	-	28	28
Total	$745,313	$530,000	$150,000	$9,512	$1,434,825

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023.

The Company’s credit agreements originally provided for a $1,200,000 Tranche B Term Loan Facility and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%. The interest rate for the Tranche B Term Loan Facility as of December 31, 2023, was 7.19%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of December 31, 2023, the Company’s net secured leverage ratio was 2.05 to 1.00, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

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

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new $1,250,000 revolving facility (Revolving Facility), terminated the former asset-based lending facility (ABL Facility), and replaced all LIBOR provisions with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility and to make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt.

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of December 31, 2023, the interest rate for the Tranche A Term Loan Facility is 6.99% and the interest rate for the Revolving Facility is 6.94%.

The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of December 31, 2023, the Company’s total leverage ratio was 2.18 to 1.00, and the Company's interest coverage ratio was 6.44 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of December 31, 2023.

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

In connection with the June 2022 refinancing and in accordance with ASC 470-50, the Company capitalized $10,330 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $800 of transaction fees. The Company evaluated on a lender-by-lender basis if the debt related to returning lenders on the Revolving Facility was significantly modified or not, resulting in the write-off of $197 in unamortized deferred financing costs related to the former ABL Facility as a loss on extinguishment of debt.

As of December 31, 2023, there was $150,000 outstanding under the Revolving Facility, leaving $1,099,203 of unused capacity, net of outstanding letters of credit. Total availability on the Revolving Facility is reduced to $992,833 under the Company's most restrictive debt covenants.

13.	Stock Repurchase Programs

In September 2020, the Company’s Board of Directors approved a $250,000 stock repurchase program, which was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the year ended  December 31, 2023, the Company repurchased2,188,475 shares of its common stock for $251,513. During the year ended December 31, 2022, the Company repurchased 2,722,007 shares of its common stock for $345,840. During the year ended December 31, 2021, the Company repurchased 350,000 shares of its common stock for $125,992. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 13,937,188 shares of the Company's common stock for $1,028,892 (at an average cost per share of $73.82). We have periodically reissued shares out of Treasury stock, including for earnout payments.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator
Net income attributable to Generac Holdings Inc.	$214,606	$399,502	$550,494
Redeemable noncontrolling interest redemption value adjustment	(11,517)	(49,235)	(17,102)
Net income attributable to common shareholders	$203,089	$350,267	$533,392

Denominator
Weighted average shares, basic	61,265,060	63,117,007	62,686,001
Dilutive effect of stock compensation awards (1)	793,327	1,087,219	1,534,603
Dilutive effect of contingently issued shares	-	477,131	32,804
Diluted shares	62,058,387	64,681,357	64,253,408

Net income attributable to common shareholders per share
Basic	$3.31	$5.55	$8.51
Diluted	$3.27	$5.42	$8.30

(1)

For the years ended December 31, 2023, and December 31, 2022, excludes approximately 348,000 and 76,000 stock options and restricted stock awards, respectively, as the impact of such awards was anti-dilutive. There were no awards with an anti-dilutive impact for the year ended December 31, 2021.

15.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$71,741	$118,320	$105,236
State	13,802	25,743	21,295
Foreign	22,115	51,055	10,536
	107,658	195,118	137,067
Deferred:
Federal	(26,504)	(43,475)	10,518
State	(5,254)	(10,966)	(3,728)
Foreign	(3,218)	(40,109)	(7,863)
	(34,976)	(94,550)	(1,073)
Change in valuation allowance	498	(972)	(1,037)
Provision for income taxes	$73,180	$99,596	$134,957

The Company files U.S. federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. The Company believes the tax positions taken on its returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2023, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2020. Due to the carryforward of net operating losses and research & development credits, the Company’s Wisconsin state income tax returns for tax years 2007 through 2022 remain open. In addition, the Company is subject to audit by various foreign taxing jurisdictions for tax years 2012 through 2023.

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$48,758	$46,994
Deferred revenue	36,927	34,914
Inventories	12,549	20,229
Stock-based compensation	14,143	11,750
Operating loss and credit carryforwards	54,753	56,279
Bad debt	1,380	1,415
Other	8,722	7,531
Capitalized R&D	65,523	33,738
Valuation allowance	(5,136)	(4,638)
Total deferred tax assets	237,619	208,212

Deferred tax liabilities:
Goodwill and intangible assets	253,342	260,745
Depreciation	45,964	44,385
Debt refinancing costs	828	1,184
Interest swap and derivative	9,521	12,370
Prepaid expenses	2,444	2,473
Total deferred tax liabilities	312,099	321,157

Net deferred tax liabilities	$(74,480)	$(112,945)

As of December 31, 2023 and 2022, deferred tax assets of $15,532 and $12,746, and deferred tax liabilities of $90,012 and $125,691, respectively, were reflected on the consolidated balance sheets.

The Company maintains a valuation allowance against the deferred tax assets when it is uncertain it will generate sufficient taxable income to utilize the asset. During 2023, the valuation allowance increased by $498 primarily due to the establishment of valuation allowances in certain jurisdictions where we believe the deferred tax assets may not be able to be fully utilized.

At December 31, 2023, the Company had tax loss carryforwards of approximately $218,432, which have varying expiration periods ranging from 2024 to indefinite. For carryforward amounts which the Company believes the losses will expire prior to use, a valuation allowance has been established. For all other carryforwards the Company believes it will generate sufficient taxable income in these jurisdictions to utilize its loss carryforwards.

At December 31, 2023, the Company had state manufacturing tax credit carryforwards of approximately $29,196, which expire between 2028 and 2038. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2023	2022
Unrecognized tax benefit, beginning of period	$8,895	$8,647
Increase in unrecognized tax benefit for positions taken in prior period	3,081	97
Increase in unrecognized tax benefit for positions taken in current period	1,122	975
Statute of limitation expirations	(3,395)	(824)
Settlements	-	-
Unrecognized tax benefit, end of period	$9,703	$8,895

The unrecognized tax benefit as of  December 31, 2023 and 2022, if recognized, would favorably impact the effective tax rate.

As of  December 31, 2023 and 2022, total accrued interest of approximately $532 and $161, respectively, and accrued penalties of approximately $1,275 and $422, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense

The Company does not expect a significant change to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2024.

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	4.0	4.0	4.3
State tax rate differential	0.0	(0.3)	0.0
Research and development credits	(2.4)	(1.1)	(1.0)
State credits	(0.9)	(1.5)	(1.1)
Share-based compensation	(0.4)	(2.7)	(3.8)
Nondeductible U.S. compensation	1.0	1.6	1.5
Foreign tax deduction	0.0	(0.4)	(1.5)
Foreign deferred tax rate change	0.0	0.0	1.2
Uncertain tax positions reserve	0.9	0.0	0.0
Global intangible low tax income	1.7	0.2	0.0
Other	0.3	(1.2)	(1.1)
Effective tax rate	25.2%	19.6%	19.5%

16.	Benefit Plans

Medical and Dental Plans

The Company maintains medical and dental benefit plans covering its full-time domestic employees and their dependents. These plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $26,090, $31,180, and $24,189 for the years ended December 31, 2023, 2022 and 2021, respectively.

Employees of the Company’s foreign subsidiaries participate in government sponsored medical benefit plans and other local plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible domestic employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 6% of eligible compensation of employees that is deferred. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008 that were impacted by the freezing of the Company’s pension plans. The Company’s matching contributions are subject to vesting. Forfeitures may be applied against plan expenses and Company contributions. The Company recognized $3,735, $4,141, and $6,725 of expense related to these plans for the years ended December 31, 2023, 2022 and 2021, respectively.

17.	Share Plans

The Company adopted an equity incentive plan (the 2010 Plan) on February 10, 2010 in connection with its initial public offering. The 2010 Plan, as amended, allowed for granting of up to 9.1 million share-based awards to executives, directors and employees. Awards available for grant under the 2010 Plan included stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. New grants under the 2010 Plan ceased in June 2019. Total share-based compensation expense related to the 2010 Plan, net of estimated forfeitures, was $309, $2,379, and $6,249 for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

On June 13, 2019, the stockholders of Generac Holdings Inc. approved the Company’s 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan allows for granting of up to 2.7 million share-based awards to executives, directors and employees. Awards available for grant under the 2019 Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. Total share-based compensation expense related to the 2019 Plan, net of estimated forfeitures, was $35,183, $27,102, and $17,705 for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2023 have an exercise price between $110.86 per share and $119.57 per share; stock options granted in 2022 have an exercise price between $103.50 per share and $315.88 per share; and stock options granted in 2021 have an exercise price between $323.66 per share and $438.83 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 31,030, 17,376, and 8,608 for the years ended December 31, 2023, 2022 and 2021, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds to the Company from the cashless for cash exercise of stock options were $7,815, $13,786, and $38,787 for the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to stock option exercises were $4,895, $14,089, and $31,680 for the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share	$57.73	$129.38	$129.47

Assumptions:
Expected stock price volatility	45%	38%	37%
Risk free interest rate	3.64%	1.54%	0.45%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2020	1,528,690	49.08	6.3	$272,553
Granted	70,392	335.70
Exercised	(229,921)	45.95
Forfeited	(27,030)	63.27
Outstanding as of December 31, 2021	1,342,131	64.29	5.5	$386,069

Granted	109,266	282.20
Exercised	(137,305)	36.91
Forfeited	(45,688)	194.05
Outstanding as of December 31, 2022	1,268,404	81.35	4.9	$47,764

Granted	208,392	119.31
Exercised	(159,316)	42.46
Forfeited	(33,144)	185.81
Outstanding as of December 31, 2023	1,284,336	89.64	5.0	$75,587

Exercisable as of December 31, 2023	961,340	63.08	3.8	$72,609

As of December 31, 2023, there was $18,109 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.6 years. Total share-based compensation cost related to stock options for the years ended December 31, 2023, 2022 and 2021 was $8,229, $6,911, and $6,462, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, whereby the number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of a number of financial metrics, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2021 awards covers the years 2021 through 2023. The performance period for the 2022 awards covers the years 2022 through 2024. The performance period for the 2023 awards covers the years 2023 through 2025. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's stock on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures and is trued up upon vesting based on actual forfeiture activity.

Restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 50,577, 92,008, and 80,583 for the years ended December 31, 2023, 2022 and 2021, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to restricted stock vesting were $6,002, $26,834, and $27,223 for the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	456,194	$68.42
Granted	126,339	223.09
Vested	(202,327)	58.99
Forfeited	(14,241)	138.64
Non-vested as of December 31, 2021	365,965	124.25

Granted	287,821	$214.58
Vested	(234,284)	83.52
Forfeited	(41,204)	263.47
Non-vested as of December 31, 2022	378,298	203.04

Granted	425,099	$117.62
Vested	(133,222)	175.94
Forfeited	(44,789)	213.80
Non-vested as of December 31, 2023	625,386	153.01

As of December 31, 2023, there was $53,392 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.0 years. Total share-based compensation cost related to the restricted stock for the years ended December 31, 2023, 2022 and 2021, inclusive of performance shares, was $27,263, $22,570, and $17,492, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2023, 2022 and 2021, 16,174, 8,572, and 4,677 shares of stock, respectively, were granted to certain members of the Company’s Board of Directors as a component of their compensation for their service on the Board, all of which were fully vested at time of grant. A non-employee director can elect to receive his or her director fees in the form of deferred stock units, which voluntarily defers the issuance of the related shares granted until the director separates from the Company, or a triggering event occurs. 8,832, 5,008, and 3,160 of deferred stock units are included in the shares of stock granted to certain members of the Company’s Board of Directors for the years 2023, 2022, and 2021, respectively. Total share-based compensation cost for these share grants in 2023, 2022 and 2021 was $1,846, $1,886, and $1,579, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement at December 31, 2023 and 2022 was approximately $158.0 million and $212.0 million, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred. The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25.0 million liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee has not yet taken further action in this lawsuit. Generac Power intends to vigorously defend against the claims in the complaint, in whichever forum they may proceed.

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power moved to dismiss claims in the consolidated master complaint, which is pending with the court. Generac Power and the Company intend to vigorously defend against the consolidated master complaint.

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of quality issues in Generac Power’s clean energy product, accounting for warranty reserves, reliance on channel partners, and demand for home standby generators (the “Oakland County Lawsuit”). The Company moved to dismiss the consolidated complaint on October 9, 2023. The Company disputes the allegations in the operative consolidated complaint and intends to vigorously defend against the claims in the consolidated class action.

On February 3, 2023, a purported Company shareholder filed a shareholder derivative action against certain of the Company’s officers and directors in the United States District Court for the Eastern District of Wisconsin. The complaint seeks unspecified damages on behalf of the Company and certain other relief, such as certain reforms to corporate governance practices. The complaint (in which the Company is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of the Company’s public statements and legal compliance, and that the Company was damaged as a result of the breaches of fiduciary duties, and the defendants were unjustly enriched. The complaint also alleges, among other things, violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, abuse of control, gross mismanagement, and waste of corporate assets. The Company has received several additional derivative actions filed in both state and federal courts raising similar claims and allegations, including issues raised in the Oakland County Lawsuit. The Company disputes the allegations in the shareholder derivative actions and intends to vigorously defend against the claims in the complaints.

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan, as a result of which the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1.85 thousand portable generators produced by the Company in 2019 and 2020 and sold in 2020. The Company is cooperating with both the DOJ and the EPA and CARB inquiries.

On November 30, 2022, the CPSC notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15.8 million. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin, as a result of which the Company became aware of a continuing inquiry by the DOJ related to its statutory obligations under the CPSA in connection with this matter. Additionally, on October 23, 2023, the CPSC notified the Company that it is further investigating whether the Company complied with the reporting requirements to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on September 14, 2023. The Company is cooperating fully with both the CPSC and DOJ investigations and, at this time, is unable to predict the eventual scope, duration or final outcome of such investigations.

In 2019, EcoFactor, Inc. started a litigation campaign against smart thermostat manufacturers, including ecobee, Inc., which was acquired by the Company in 2021. EcoFactor accused ecobee of infringing its patents in three lawsuits filed in the United States District Court for the Western District of Texas and one lawsuit in the United States District Court for the District of Delaware. On June 23, 2023, a jury issued a verdict in a consolidated action in the Western District of Texas (Case Nos. 21-cv-00428-ADA and 20-cv-00078-ADA) finding that ecobee infringed one of the two patents at issue and awarded a lump-sum payment of $5.4 million for past and future damages. On December 27, 2023, the parties reached a global settlement at an incremental cost of $4.6 million to resolve all remaining disputes between the parties, including the two remaining lawsuits.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. On October 5, 2023, a jury issued a verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents and awarded a lump-sum payment of $11.5 million. ecobee intends to file motions for judgment as a matter of law and an appeal of any adverse judgment.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics purchasing practices, and moved for dismissal of the individual cases in favor of arbitration, and intends to pursue available claims in connection with the arbitration.

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserts claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff seeks to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023 and August 3, 2023 and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the “Walling Lawsuit”). The lead plaintiff has not yet filed an amended complaint or designated an operative complaint. The Company disputes the allegations in the initially-filed complaint and intends to defend itself vigorously in this action.

On February 14, 2024, a purported Company shareholder filed a derivative action against certain of the Company’s officers and directors in the United States District Court for the Eastern District of Wisconsin. The complaint (in which the Company is named as a nominal defendant) generally alleges, among other things, breaches of fiduciary duties in connection with the oversight of the Company’s public statements and legal compliance, including as to the claims raised in the Walling Lawsuit. The complaint seeks unspecified damages on behalf of the Company and certain other relief, including certain corporate governance reforms. The Company disputes the allegations in the shareholder derivative action and intends to vigorously defend against the claims in the complaint.

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

19.	Quarterly Financial Information (Unaudited)

	Quarters Ended 2023
	Q1	Q2	Q3	Q4
Net sales	$887,910	$1,000,420	$1,070,667	$1,063,670
Gross profit	272,499	328,421	375,787	388,724
Operating income	44,483	85,972	104,776	150,968
Net income attributable to Generac Holdings Inc.	12,430	45,198	60,377	96,601
Net income attributable to common shareholders per common share - basic:	$0.06	$0.70	$0.98	$1.59
Net income attributable to common shareholders per common share - diluted:	$0.05	$0.70	$0.97	$1.57

	Quarters Ended 2022
	Q1	Q2	Q3	Q4
Net sales	$1,135,856	$1,291,391	$1,088,258	$1,049,232
Gross profit	360,748	456,985	361,104	343,167
Operating income	154,735	216,844	87,523	107,228
Net income attributable to Generac Holdings Inc.	113,858	156,359	58,270	71,015
Net income attributable to common shareholders per common share - basic:	$1.61	$2.24	$0.84	$0.84
Net income attributable to common shareholders per common share - diluted:	$1.57	$2.21	$0.83	$0.83

20.	Valuation and Qualifying Accounts

For the years ended December 31, 2023, 2022 and 2021:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2023
Allowance for credit losses	$27,664	$7,443	$(1,206)	$24	$33,925
Reserves for inventory	39,714	4,621	(5,308)	-	39,027
Valuation of deferred tax assets	4,638	516	(18)	-	5,136

Year ended December 31, 2022
Allowance for credit losses	$12,025	$17,966	$(2,825)	$498	$27,664
Reserves for inventory	33,537	9,656	(4,737)	1,258	39,714
Valuation of deferred tax assets	7,874	649	(1,501)	(2,384)	4,638

Year ended December 31, 2021
Allowance for credit losses	$12,001	$206	$(1,640)	$1,458	$12,025
Reserves for inventory	27,817	17,698	(15,749)	3,771	33,537
Valuation of deferred tax assets	5,740	1,404	(2,441)	3,171	7,874

(1)

Deductions from the allowance for credit losses equal accounts receivable written off against the allowance, less recoveries, as well as foreign currency translation adjustments. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of, as well as foreign currency translation adjustments.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption: On November 13, 2023, Aaron Jagdfeld, Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of the Company’s common stock until February 28, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Information About Our Executive Officers”, will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The below exhibits index is the list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K:

Exhibits Number	Description
2.1	Arrangement Agreement dated as of November 1, 2021 by and among 13462234 Canada Inc., Generac Power Systems, Inc., ecobee Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on November 2, 2021).

2.2	Amendment No. 1, dated as of May 31, 2022, to Arrangement Agreement dated as of November 1, 2021, by and among 13462234 Canada Inc., Generac Power Systems, Inc., ecobee Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022).

2.3	Amendment, dated as of December 29, 2022, to Arrangement Agreement dated as of November 1, 2021 by and among 13462234 Canada Inc., Generac Power Systems, Inc., ecobee Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 of the Annual Report on Form 10-K filed with the SEC on February 22, 2023).

3.1

Third Amended and Restated Certificate of Incorporation of Generac Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Amended and Restated Bylaws of Generac Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed with the SEC on February 25, 2020).

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

10.8	Second Amendment, dated as of May 27, 2021, amending that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, and as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.9	Third Amendment, dated as of June 29, 2022, amending and restating that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019 and as further amended by the Second Amendment, dated May 27, 2021, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 30, 2022.

10.10	First Amendment, dated as of January 31, 2023, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019, as further amended by the Second Amendment, dated May 27, 2021, and as further amended and restated by the Third Amendment, dated June 29, 2022, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the SEC on February 22, 2023).

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

10.39+*	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

10.40+*	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

10.41+*	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits Number	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Generac Holdings, Inc. Mandatory Restatement Compensation Recovery Policy (dated December 1, 2023)

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (v) Notes to Consolidated Financial Statements.

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

Dated: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 21, 2024
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 21, 2024
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 21, 2024
Bennett Morgan

/s/ MARCIA J. AVEDON	Director	February 21, 2024
Marcia J. Avedon

/s/ JOHN D. BOWLIN	Director	February 21, 2024
John D. Bowlin

/s/ ROBERT D. DIXON	Director	February 21, 2024
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 21, 2024
William Jenkins

/s/ Andrew G. Lampereur	Director	February 21, 2024
Andrew G. Lampereur

/s/ NAM TRAN NGUYEN	Director	February 21, 2024
Nam Tran Nguyen

/s/ DAVID A. RAMON	Director	February 21, 2024
David A. Ramon

/s/ KATHRYN ROEDEL	Director	February 21, 2024
Kathryn Roedel

/s/ DOMINICK ZARCONE	Director	February 21, 2024
Dominick Zarcone