Form 10-Q
period 2024-03-31
GENERAC HOLDINGS INC.
filed 2024-05-07
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 60,614,444 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$249,355	$200,994
Accounts receivable, less allowance for credit losses of $34,594 and $33,925 at March 31, 2024 and December 31, 2023, respectively	520,725	537,316
Inventories	1,182,350	1,167,484
Prepaid expenses and other current assets	101,483	91,898
Total current assets	2,053,913	1,997,692

Property and equipment, net	605,466	598,577

Customer lists, net	175,632	184,513
Patents and technology, net	407,928	417,441
Other intangible assets, net	23,956	27,127
Tradenames, net	214,136	216,995
Goodwill	1,429,495	1,432,384
Deferred income taxes	16,035	15,532
Operating lease and other assets	202,959	203,051
Total assets	$5,129,520	$5,093,312

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$78,086	$81,769
Accounts payable	381,352	340,719
Accrued wages and employee benefits	46,198	54,970
Accrued product warranty	61,801	65,298
Other accrued liabilities	287,026	292,120
Current portion of long-term borrowings and finance lease obligations	43,438	45,895
Total current liabilities	897,901	880,771

Long-term borrowings and finance lease obligations	1,439,736	1,447,553
Deferred income taxes	84,923	90,012
Deferred revenue	172,500	167,008
Operating lease and other long-term liabilities	155,031	158,349
Total liabilities	2,750,091	2,743,693

Redeemable noncontrolling interests	9,117	6,549

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,492,146 and 73,195,055 shares issued at March 31, 2024 and December 31, 2023, respectively	735	733
Additional paid-in capital	1,081,985	1,070,386
Treasury stock, at cost, 13,087,185 and 13,057,298 shares at March 31, 2024 and December 31, 2023, respectively	(1,037,227)	(1,032,921)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,542,859	2,519,313
Accumulated other comprehensive loss	(18,832)	(15,143)
Stockholders’ equity attributable to Generac Holdings Inc.	2,367,404	2,340,252
Noncontrolling interests	2,908	2,818
Total stockholders' equity	2,370,312	2,343,070
Total liabilities and stockholders’ equity	$5,129,520	$5,093,312

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$889,273	$887,910
Costs of goods sold	572,894	615,411
Gross profit	316,379	272,499

Operating expenses:
Selling and service	108,586	100,688
Research and development	49,410	41,820
General and administrative	66,764	59,685
Amortization of intangibles	24,750	25,823
Total operating expenses	249,510	228,016
Income from operations	66,869	44,483

Other (expense) income:
Interest expense	(23,605)	(22,995)
Investment income	1,688	688
Change in fair value of investment	(6,019)	-
Other, net	(422)	(166)
Total other expense, net	(28,358)	(22,473)

Income before provision for income taxes	38,511	22,010
Provision for income taxes	12,033	7,849
Net income	26,478	14,161
Net income attributable to noncontrolling interests	246	1,731
Net income attributable to Generac Holdings Inc.	$26,232	$12,430

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.39	$0.06
Weighted average common shares outstanding - basic:	59,849,362	61,556,044

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.39	$0.05
Weighted average common shares outstanding - diluted:	60,486,125	62,294,447

Comprehensive income attributable to Generac Holdings Inc.	$22,564	$35,362

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized gain on interest rate swaps, net of tax of $662								1,982	1,982		1,982
Foreign currency translation adjustment								(5,671)	(5,671)	(87)	(5,758)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	297,091	2	(841)	8,417	-				(839)		(839)
Net share settlement of restricted stock awards				(38,304)	(4,306)				(4,306)		(4,306)
Share-based compensation			12,440						12,440		12,440
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							26,232		26,232	177	26,409

Balance at March 31, 2024	73,492,146	$735	$1,081,985	(13,087,185)	$(1,037,227)	$(202,116)	$2,542,859	$(18,832)	$2,367,404	$2,908	$2,370,312

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain (loss) on interest rate swaps, net of tax of $1,500								(4,488)	(4,488)		(4,488)
Foreign currency translation adjustment								27,247	27,247	60	27,307
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	340,560	3	904						907		907
Net share settlement of restricted stock awards				(36,971)	(4,438)				(4,438)		(4,438)
Share-based compensation			10,334						10,334		10,334
Payment of contingent consideration	10,943		15,410	466,118	33,396				48,806		48,806
Redemption value adjustment							(9,016)		(9,016)		(9,016)
Net income							12,430		12,430	282	12,712

Balance at March 31, 2023	73,052,760	$731	$1,042,786	(10,855,203)	$(779,533)	$(202,116)	$2,319,638	$(42,343)	$2,339,163	$2,216	$2,341,379

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$26,478	$14,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,152	14,128
Amortization of intangible assets	24,750	25,823
Amortization of original issue discount and deferred financing costs	973	954
Change in fair value of investment	6,019	–
Deferred income taxes	(5,405)	(10,712)
Share-based compensation expense	12,440	10,334
(Gain) loss on disposal of assets	(52)	30
Other noncash charges	1,410	(160)
Excess tax expense (benefits) from equity awards	1,009	(998)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,664	33,925
Inventories	(18,109)	(23,820)
Other assets	(920)	(5,576)
Accounts payable	44,682	(24,488)
Accrued wages and employee benefits	(8,512)	1,630
Other accrued liabilities	(3,681)	(53,790)
Net cash provided by (used in) operating activities	111,898	(18,559)

Investing activities
Proceeds from sale of property and equipment	51	84
Proceeds from beneficial interests in securitization transactions	–	795
Contribution to tax equity investment	(1,629)	–
Net proceeds from (purchase of) long-term investment	1,761	(2,000)
Expenditures for property and equipment	(26,820)	(23,977)
Acquisition of business, net of cash acquired	–	(16,188)
Net cash used in investing activities	(26,637)	(41,286)

Financing activities
Proceeds from short-term borrowings	8,970	19,515
Proceeds from long-term borrowings	471	267,869
Repayments of short-term borrowings	(18,489)	(5,080)
Repayments of long-term borrowings and finance lease obligations	(7,030)	(113,573)
Payment of contingent acquisition consideration	–	(479)
Payment of deferred acquisition consideration	(6,000)	-
Payment for additional ownership interest	(9,117)	(104,844)
Taxes paid related to equity awards	(5,455)	(4,710)
Proceeds from exercise of stock options	319	4,975
Net cash (used in) provided by financing activities	(36,331)	63,673

Effect of exchange rate changes on cash and cash equivalents	(569)	814

Net increase in cash and cash equivalents	48,361	4,642
Cash and cash equivalents at beginning of period	200,994	132,723
Cash and cash equivalents at end of period	$249,355	$137,365

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (as discussed in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2023). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standard updates ("ASUs") to the FASB Accounting Standards Codification ("ASC").

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will begin to be phased in beginning with our annual report for the year ending December 31, 2025. While this rule has been stayed pending the outcome of legal challenges, we are currently assessing the impact of adoption on the Company's consolidated financial statements and related disclosures in the event the stay is lifted.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. Entities may apply the amendments prospectively or may elect retrospective application. We are evaluating the impact of the new required disclosures but do not expect the adoption of ASU 2023-09 will have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We are evaluating the impact of the new required disclosures but do not expect the adoption of ASU 2023-07 will have a material impact on the Company's consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the first quarter of 2024 that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

2.   Acquisitions

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for REFUstor was finalized in the first quarter of 2024 and did not result in material adjustments to the Company's preliminary estimates. The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through March 31, 2024. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

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

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder has a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company has a call option that it may redeem any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the acquisition agreement. In March 2022, the Company signed an agreement to purchase an additional 15% ownership interest in Captiva for a purchase price of $461, bringing the Company's total ownership interest in Captiva to 66%. In May 2022, the Company signed an amendment to the purchase agreement resulting in a revised purchase price of $375, which was paid with cash on hand. On April 5, 2024, the Company acquired the remaining 34% ownership interest in Captiva for $9,117.

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

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$6,549	$110,471
Net income	58	1,448
Foreign currency translation	(176)	(367)
Purchase of additional ownership interest	-	(116,754)
Redemption value adjustment	2,686	9,016
Balance at end of period	$9,117	$3,814

4.   Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported in the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies, and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company periodically utilizes commodity derivatives and foreign currency forward purchase and sales contracts in the normal course of business. Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in the Company’s condensed consolidated statements of comprehensive income. The commodity and foreign currency forward contract gains and losses are not material to the Company’s condensed consolidated financial statements for the periods presented.

Additionally, during the fourth quarter of 2023, the Company acquired stock warrants described in more detail below.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements, which were still outstanding as of March 31, 2024.

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

The amount of gains/(losses), net of tax recognized, for the three months ended March 31, 2024 and 2023 were $1,982 and $(4,488), respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. to purchase 5% of its Class A common stock ("Wallbox Shares") and acquire stock warrants, which provide the option to purchase an additional 5% of the Class A common stock outstanding of Wallbox N.V. at a fixed price during a stated period. In accordance with GAAP, the Company is required to adjust the carrying value of these investments to market value on a quarterly basis. As a result of the decrease in the stock price of Wallbox N.V. during the quarter, the Company recognized a loss of $6,019 on the Wallbox Shares and stock warrants during the period.

The loss specifically ascribed to the warrant derivative instruments, for the three months ended March 31, 2024, was $4,849.

Fair Value

The following table presents the fair value of all the Company’s derivatives:

	March 31, 2024	December 31, 2023
Foreign currency contracts	$(13)	$(147)
Interest rate swaps	41,245	38,601
Stock warrants	10,014	14,862

In the condensed consolidated balance sheets, the fair value of the foreign currency contracts is included in prepaid expenses and other current assets as well as other accrued liabilities at both March 31, 2024, and December 31, 2023. The fair value of the interest rate swaps and stock warrants is included in operating lease and other assets at both March 31, 2024, and December 31, 2023. Excluding the impact of credit risk, the fair value of the derivative contracts as of March 31, 2024 and December 31, 2023 is an asset of $52,576 and $55,042, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $525,361, was $528,675 (Level 2) on  March 31, 2024. The fair value of the Term Loan A borrowing, which has a net carrying value of $738,246, was $736,922 (Level 2) on March 31, 2024. These fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable. The fair value of the Revolving Facility approximates the carrying value.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of our interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10. The fair value of the Wallbox N.V. stock warrants is classified as Level 3. The fair value of these contracts is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants expire at the earlier of when the price per share equals or exceeds $6.00 or in 2029. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities consist of shares of Wallbox N.V. Class A common stock. The Company owned 9,836,066 Wallbox Shares as of March 31, 2024. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the most recent closing price of Wallbox N.V. common stock quoted on the New York Stock Exchange ("NYSE"). The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $13,967 and $17,213 as of March 31, 2024, and December 31, 2023, respectively.

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

The fair value of contingent consideration for Chilicon and Pramac as of March 31, 2024, and December 31, 2023, was $39,082 and $38,937, respectively, and was reported in other long-term liabilities in the condensed consolidated balance sheets. The contingent consideration for Chilicon extends through December 31, 2028, while the contingent consideration for Pramac extends through December 31, 2025.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2024	$38,937
Changes in fair value	-
Present value interest accretion	145
Ending balance, March 31, 2024	$39,082

6.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three months ended March 31, 2024 and 2023, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(5,671)	(1)	1,982	(2)	(3,689)
Ending Balance – March 31, 2024	$(49,253)		$30,421		$(18,832)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	27,247	(3)	(4,488)	(4)	22,759
Ending Balance – March 31, 2023	$(74,298)		$31,955		$(42,343)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2024.
(2)	Represents unrealized gains of $2,644 on the interest rate swaps, net of tax effect of $(662), for the three months ended March 31, 2024.
(3)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months ended March 31, 2023, particularly the Euro and British Pound.
(4)	Represents unrealized losses of $(5,988) on the interest rate swaps, net of tax effect of $1,500, for the three months ended March 31, 2023.

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

The Company's product offerings consist primarily of power generation equipment, energy storage systems, energy management devices & solutions, and other power products geared for varying end customer uses. While Residential products and Commercial & Industrial ("C&I") products include similar products, they differ based on power output and end customer. The composition of net sales between residential, C&I, and other products & services by reportable segment is as follows:

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2024
Product Classes	Domestic	International	Total
Residential products	$412,153	$16,797	$428,950
Commercial & industrial products	206,493	147,477	353,970
Other	93,691	12,662	106,353
Total net sales	$712,337	$176,936	$889,273

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2023
Product Classes	Domestic	International	Total
Residential products	$381,151	$37,712	$418,863
Commercial & industrial products	228,123	134,867	362,990
Other	95,112	10,945	106,057
Total net sales	$704,386	$183,524	$887,910

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

The following table sets forth total sales by reportable segment and is inclusive of intersegment sales:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$712,337	$176,936	$-	$889,273	$704,386	$183,524	$-	$887,910
Intersegment sales	8,136	9,772	(17,908)	-	15,607	32,942	(48,549)	-
Total sales	$720,473	$186,708	$(17,908)	$889,273	$719,993	$216,466	$(48,549)	$887,910

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2024	2023
Domestic	$99,175	$67,662
International	28,058	32,413
Total Adjusted EBITDA	$127,233	$100,075

Interest expense	(23,605)	(22,995)
Depreciation and amortization	(41,902)	(39,951)
Non-cash write-down and other adjustments (1)	(510)	3,160
Non-cash share-based compensation expense (2)	(12,440)	(10,334)
Transaction costs and credit facility fees (3)	(1,425)	(1,091)
Business optimization and other charges (4)	(486)	(1,100)
Provision for regulatory, legal, and clean energy product charges (5)	(2,535)	(5,800)
Change in fair value of investment (6)	(6,019)	-
Other	200	46
Income before provision for income taxes	$38,511	$22,010

(1)	Includes gains/losses on dispositions of assets other than in the ordinary course of business, gains/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock and other stock awards over their respective vesting periods.
(3)	Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Amended Credit Agreement, which we believe to be akin to, or associated with, interest expense and whose inclusion in Adjusted EBITDA is therefore similar to the inclusion of interest expense in that calculation.
(4)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(5)

Represents the following significant and unusual charges not indicative of our ongoing operations:
•  A provision for judgments and legal expenses related to certain patent lawsuits - $2,170 in 2024.
•  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $365 in 2024.

•  A provision for a matter with the Consumer Product Safety Commission ("CPSC") concerning the imposition of civil fines for allegedly failing to timely submit a report under the Consumer Product Safety Act ("CPSA") in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5,800 in the first quarter 2023.

(6)	Represents non-cash gains and losses from changes in the fair value of the Company's investment in warrants and equity securities of Wallbox N.V.

The Company’s sales in the U.S. represented approximately 76% and 75% of total sales for the three months ended March 31, 2024 and 2023, respectively. Approximately 74% of the Company’s identifiable long-lived assets were located in the U.S. on  March 31, 2024 and December 31, 2023.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Raw material	$683,145	$677,428
Work-in-process	7,609	10,877
Finished goods	491,596	479,179
Total	$1,182,350	$1,167,484

Property and equipment consists of the following:

	March 31,	December 31,
	2024	2023
Land and improvements	$24,549	$22,556
Buildings and improvements	316,350	298,483
Machinery and equipment	271,215	271,879
Dies and tools	45,722	45,998
Vehicles	11,960	11,411
Office & information technology equipment and internal use software	185,323	185,601
Leasehold improvements	8,957	8,772
Construction in progress	85,831	98,083
Gross property and equipment	949,907	942,783
Accumulated depreciation	(344,441)	(344,206)
Total	$605,466	$598,577

Total property and equipment includes finance leases of $68,535 and $68,079 on  March 31, 2024 and  December 31, 2023, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$116,408	$138,011
Payments	(21,347)	(26,152)
Provision for warranty issued	15,304	15,865
Changes in estimates for pre-existing warranties	761	875
Balance at end of period	$111,126	$128,599

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

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$155,870	$132,813
Deferred revenue contracts issued	14,784	9,726
Amortization of deferred revenue contracts	(6,861)	(5,854)
Balance at end of period	$163,793	$136,685

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  March 31, 2024 is as follows:

Remainder of 2024	$22,014
2025	31,430
2026	29,697
2027	24,251
2028	18,247
After 2028	38,154
Total	$163,793

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2024	2023
Product warranty liability
Current portion - accrued product warranty	$61,801	$65,298
Long-term portion - other long-term liabilities	49,325	51,110
Total	$111,126	$116,408

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$29,750	$28,203
Long-term portion - deferred revenue	134,043	127,667
Total	$163,793	$155,870

10.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $14,430 and $19,173 on  March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company recognized revenue of $9,167 related to amounts included in the December 31, 2023 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $78,086 and $81,769, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2024	2023
Tranche A Term Loan	$740,625	$745,313
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(11,710)	(12,685)
Revolver	150,000	150,000
Finance lease obligation	72,543	71,308
Other	1,716	9,512
Total	1,483,174	1,493,448
Less: current portion of debt	39,030	42,110
Less: current portion of finance lease obligation	4,408	3,785
Total	$1,439,736	$1,447,553

Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on  March 31, 2024, are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolving Facility	Total
2024	$28,125	$-	$-	$28,125
2025	46,875	-	-	46,875
2026	65,625	530,000	-	595,625
2027	600,000	-	150,000	750,000
Total	$740,625	$530,000	$150,000	$1,420,625

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023.

The Company’s credit agreements originally provided for a $1,200,000 Tranche B Term Loan Facility and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments, the Tranche B Term Loan Facility currently bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.00%. The interest rate for the Tranche B Term Loan Facility as of March 31, 2024, was 7.18%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2024, the Company’s net secured leverage ratio was 1.87 to 1.00, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

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

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of March 31, 2024, the interest rate for the Tranche A Term Loan Facility and Revolving Facility was 6.93%.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2024, the Company’s total leverage ratio was 1.99 to 1.00, and the Company's interest coverage ratio was 7.39 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2024.

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

As of March 31, 2024, there was $150,000 outstanding under the Revolving Facility, leaving $1,099,203 of unused capacity, net of outstanding letters of credit.

See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest rate expense.

12.   Stock Repurchase Program

In September 2020, the Company’s Board of Directors approved a $250,000 stock repurchase program, which was exhausted in the third quarter of 2022. In  July 2022, the Company's Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the next 24 months. The new program replaces the prior share repurchase program, which had approximately $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

There were no share repurchases during the three months ended March 31, 2024 and 2023. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 13,937,188 shares of common stock for $1,028,892 (at an average cost per share of $73.82). The Company has periodically reissued shares out of Treasury stock, including for earnout payments.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as the satisfaction of certain contingent acquisition consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest,” to the condensed consolidated financial statements for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income attributable to Generac Holdings Inc.	$26,232	$12,430
Redeemable noncontrolling interest redemption value adjustment	(2,686)	(9,016)
Net income attributable to common shareholders	$23,546	$3,414

Denominator
Weighted average shares, basic	59,849,362	61,556,044
Dilutive effect of stock compensation awards (1)	636,763	738,403
Diluted shares	60,486,125	62,294,447

Net income attributable to common shareholders per share
Basic	$0.39	$0.06
Diluted	$0.39	$0.05

(1) Excludes approximately 427,000 and 411,000 stock options and restricted stock awards for the three months ended March 31, 2024 and 2023, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the three months ended March 31, 2024 and 2023 were 31.2% and 35.7%, respectively. The decrease in the effective tax rate was primarily driven by increased year-over-year pre-tax book income, which reduced the impact of certain discrete tax items in the current year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on March 31, 2024, and December 31, 2023, was approximately $153.5 million and $158.0 million, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred. The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee has not yet taken further action in this lawsuit. Generac Power intends to vigorously defend against the claims in the complaint, in whichever forum they may proceed.

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

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan, as a result of which the Company became aware of an enforcement investigation by the U.S. Department of Justice ("DOJ"). The subpoena requests similar documents and information provided by the Company to the U.S. Environmental Protection Agency ("EPA") and the California Air Resource Board ("CARB") in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1.85 thousand portable generators produced by the Company in 2019 and 2020 and sold in 2020. The Company is cooperating with both the DOJ and the EPA and CARB inquiries.

On November 30, 2022, the CPSC notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15,800. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin, as a result of which the Company became aware of a continuing inquiry by the DOJ related to its statutory obligations under the CPSA in connection with this matter. Additionally, on October 23, 2023, the CPSC notified the Company that it is further investigating whether the Company complied with the reporting requirements to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on September 14, 2023. The Company is cooperating fully with both the CPSC and DOJ investigations and, at this time, is unable to predict the eventual scope, duration or final outcome of such investigations.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. On October 5, 2023, a jury issued a verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents and awarded a lump-sum payment of $11,500. ecobee filed motions for judgment as a matter of law and intends to appeal any adverse judgment. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment interest.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. After a court granted Generac Power’s motion to compel arbitration, Spartronics filed a demand for arbitration of its claims. Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics purchasing practices, and intends to pursue available claims in connection with the arbitration.

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserts claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff seeks to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023, and August 3, 2023, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the “Walling Lawsuit”). The Company plans to move for dismissal of the recently filed amended complaint, disputes the allegations, and intends to defend itself vigorously in this action.

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

It is presently unlikely that any legal, regulatory or other proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or to estimate the size or range of the possible loss given the variety and potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside the control of the Company. Accordingly, the Company’s loss reserves may change from time to time, and actual losses could exceed the amounts reserved by an amount that could be material to the Company’s consolidated financial position, results of operations or cash flows in any particular reporting period.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Overview

Generac is a leading energy technology solutions company that provides backup and prime power generation products for residential and commercial & industrial applications, solar + battery storage systems, energy monitoring & management devices and services, and engine- & battery-powered tools and equipment. As an energy technology solutions company that is “Powering a Smarter World”, our corporate purpose is to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

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

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. We have implemented multiple price increases over the past couple of years to help mitigate the impact of rising costs, and we continued to realize the benefit of these pricing actions in 2024. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

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

Geopolitical Conflict.    Current global conflicts, such as those between Russia and Ukraine as well as the Middle East crisis between Hamas and Israel, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries from several governments. While we do not have a significant physical presence in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our future financial condition, results of operations, and cash flows.

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

Factors influencing provision for income taxes and cash income taxes paid.   The decrease in the effective tax rate was primarily driven by increased year-over-year pre-tax book income, which reduced the impact of certain discrete tax items in the current year quarter.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not have a material impact on the current quarter results, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will update our future tax provisions based on new regulations or guidance accordingly.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but there was no impact to the current quarter financials and we do not expect the rules to have a material impact on our effective tax rate.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net sales	$889,273	$887,910	$1,363	0.2%
Costs of goods sold	572,894	615,411	(42,517)	-6.9%
Gross profit	316,379	272,499	43,880	16.1%
Operating expenses:
Selling and service	108,586	100,688	7,898	7.8%
Research and development	49,410	41,820	7,590	18.1%
General and administrative	66,764	59,685	7,079	11.9%
Amortization of intangible assets	24,750	25,823	(1,073)	-4.2%
Total operating expenses	249,510	228,016	21,494	9.4%
Income from operations	66,869	44,483	22,386	50.3%
Total other expense, net	(28,358)	(22,473)	(5,885)	-26.2%
Income before provision for income taxes	38,511	22,010	16,501	75.0%
Provision for income taxes	12,033	7,849	4,184	53.3%
Net income	26,478	14,161	12,317	87.0%
Net income attributable to noncontrolling interests	246	1,731	(1,485)	-85.8%
Net income attributable to Generac Holdings Inc.	$26,232	$12,430	$13,802	111.0%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$712,337	$704,386	$7,951	1.1%
International	176,936	183,524	(6,588)	-3.6%
Total net sales	$889,273	$887,910	$1,363	0.2%

	Total Sales by Reportable Segment
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$712,337	$8,136	$720,473	$704,386	$15,607	$719,993
International	176,936	9,772	186,708	183,524	32,942	216,466
Intercompany elimination	-	(17,908)	(17,908)	-	(48,549)	(48,549)
Total net sales	$889,273	$-	$889,273	$887,910	$-	$887,910

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Domestic	$99,175	$67,662	$31,513	46.6%
International	28,058	32,413	(4,355)	-13.4%
Total Adjusted EBITDA	$127,233	$100,075	$27,158	27.1%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$428,950	$418,863	$10,087	2.4%
Commercial & industrial products	353,970	362,990	(9,020)	-2.5%
Other	106,353	106,057	296	0.3%
Total net sales	$889,273	$887,910	$1,363	0.2%

Net sales.   Domestic segment total sales (including inter-segment sales) increased slightly to $720.5 million as compared to $720.0 million in the prior year. Higher home standby generator shipments and growth in C&I product sales to industrial distributors were mostly offset by lower C&I product shipments to telecom and national rental equipment customers and a reduction in portable generator sales.

International segment total sales (including inter-segment sales) decreased 14% to $186.7 million as compared to $216.5 million in the prior year quarter, including an approximate 4% sales benefit from foreign currency and acquisitions. The total sales decline for the segment was primarily driven by lower inter-segment sales related to softness in the telecom market and weaker shipments in Europe, most notably for portable generators.

Gross profit.   Gross profit margin was 35.6% as compared to 30.7% in the prior-year first quarter. The increase in gross profit margin was primarily driven by favorable sales mix, production efficiencies, and realization of lower input costs.

Operating Expenses.   Operating expenses increased by $21.5 million, or 9.4%, as compared to the prior-year first quarter. The operating expenses in the current quarter include $2.1 million of charges related to certain patent litigation matters (see Note 15, “Commitments and Contingencies” for additional information). The operating expenses in the prior year quarter include a $5.8 million provision for a matter with the CPSC (see Note 15, "Commitments and Contingencies" for additional information). The remaining increase in operating expenses was primarily driven by increased employee costs to support future growth and higher marketing spend to drive incremental awareness for our products.

Other Expense.   The increase in other expense, net was driven primarily by a $6.0 million expense for the change in fair value of our investment in warrants and equity securities of Wallbox N.V.

Provision for income taxes.   Provision for income taxes for the current year quarter was $12.0 million, or an effective tax rate of 31.2%, as compared to $7.9 million, or a 35.7% effective tax rate, for the prior year. The decrease in the effective tax rate was primarily driven by increased year-over-year pre-tax book income, which reduced the impact of certain discrete tax items in the current year quarter.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. was $26.2 million compared to $12.4 million in the prior year quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment was $99.2 million, or 13.8% of domestic segment total sales, as compared to $67.7 million, or 9.4% of total sales, in the prior year. This margin improvement was primarily driven by favorable sales mix and realization of positive cost benefits.

Adjusted EBITDA for the international segment, before deducting for non-controlling interests, was $28.1 million, or 15.0% of international segment total sales, as compared to $32.4 million, or 15.0% of total sales, in the prior year. Favorable price and cost benefits were offset by reduced operating leverage on lower shipments during the quarter.

Adjusted Net Income.   Adjusted Net Income was $53.0 million compared to $39.4 million in the prior year quarter. This increase was primarily driven by higher net income in the current period.

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

In June 2022, we amended and restated our existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), a new $1.25 billion revolving facility (Revolving Facility), the termination of the former ABL Facility, and replacement of all LIBOR interest rate provisions with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility and to make a $250 million voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt. The Revolving Facility was unfunded at closing.

As of March 31, 2024, there was $530 million outstanding under the Tranche B Term Loan Facility, $740.6 million outstanding under the Tranche A Term Loan Facility, and $150 million of funded Revolving Facility borrowings, leaving $1,099.2 million of unused capacity, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. At March 31, 2024, the interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 6.93%, 6.93%, and 7.18%, respectively. See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual report on Form 10-K for further information on interest rate swaps, which help to reduce our borrowing costs.

The Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023. Payments on the Revolving Facility are not due until 2027. The aggregate debt repayments required on these facilities is as follows:

2024	$28,125
2025	46,875
2026	595,625
2027	750,000
Total	$1,420,625

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2024, our net secured leverage ratio was 1.87 to 1.00. The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2024, our total leverage ratio was 1.99 to 1.00, and our interest coverage ratio was 7.39 to 1.00. We were also in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2024.

As of March 31, 2024, we had total liquidity of $1,348.6 million which consists of $249.4 million of cash and cash equivalents and $1,099.2 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In September 2020, our Board of Directors approved a $250.0 million stock repurchase program, which was exhausted in the third quarter of 2022. In July 2022, our Board of Directors approved another stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next 24 months. The new program replaces the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

There were no share repurchases under the programs during the three months ended March 31, 2024 and 2023. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 13,937,188 shares of our common stock for $1,028.9 million (at an average cost per share of $73.82). We have periodically reissued shares out of Treasury stock, including for earnout payments.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase program.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 12% and 10% of net sales for the three months ended March 31, 2024 and 2023, respectively. The amount financed by dealers which remained outstanding was $153.5 million and $158.0 million as of March 31, 2024, and December 31, 2023, respectively.

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

Cash Flow

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net cash provided by (used in) operating activities	$111,898	$(18,559)	$130,457	702.9%
Net cash used in investing activities	(26,637)	(41,286)	14,649	35.5%
Net cash (used in) provided by financing activities	(36,331)	63,673	(100,004)	-157.1%
Effect of exchange rate changes on cash and cash equivalents	(569)	814	(1,383)	-169.9%
Net increase in cash and cash equivalents	$48,361	$4,642

The increase in operating cash flows for the three months ended March 31, 2024, was primarily driven by higher operating earnings, a reduction in working capital in the current year quarter, and a large one-time cash tax payment in the prior year period, which did not repeat.

Net cash used in investing activities for the three months ended March 31, 2024, primarily represents cash payments of $26.8 million related to the purchase of property and equipment, and $1.6 million for a tax equity investment. These were partially offset by $2.0 million of cash proceeds from the sale of our minority investment in Rolling Energy Resources.

Net cash used in investing activities for the three months ended March 31, 2023, primarily represents cash payments of $24.0 million related to the purchase of property and equipment, $16.2 million for the acquisition of REFUstor, and a $2.0 million minority investment in Rolling Energy Resources.

Net cash used in financing activities for the three months ended March 31, 2024, primarily represents proceeds of $9.0 million from short-term borrowings, $0.5 million from long-term borrowings, and $0.3 million from the exercise of stock options. These cash proceeds were more than offset by $25.5 million of debt repayments ($18.5 million of short-term borrowings and $7.0 million of long-term borrowings and finance lease obligations), a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment of deferred acquisition consideration related to our Chilicon acquisition, and $5.5 million for taxes paid related to equity awards.

Net cash provided by financing activities for the three months ended March 31, 2023, primarily represents proceeds of $267.9 million from long-term borrowings, $19.5 million from short-term borrowings, and $5.0 million from the exercise of stock options. These cash proceeds were partially offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $118.7 million of debt repayments ($5.1 million of short-term borrowings and $113.6 million of long-term borrowings and finance lease obligations), and $4.7 million of taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations since the February 21, 2024, filing of our Annual Report on Form 10-K for the year ended December 31, 2023, except for the changes in outstanding borrowings and interest rates as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; business combinations and purchase accounting; and income taxes.

There have been no material changes in our critical accounting policies since the February 21, 2024, filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, certain transaction costs and credit facility fees, business optimization expenses, certain specific provisions, mark-to-market gains and losses on a minority investment, and Adjusted EBITDA attributable to noncontrolling interests, as set forth in the reconciliation table below. The computation of Adjusted EBITDA is based primarily on the definition included in our Credit Agreement.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2024	2023

Net income attributable to Generac Holdings Inc.	$26,232	$12,430
Net income attributable to noncontrolling interests	246	1,731
Net income	26,478	14,161
Interest expense	23,605	22,995
Depreciation and amortization	41,902	39,951
Provision for income taxes	12,033	7,849
Non-cash write-down and other adjustments (a)	510	(3,160)
Non-cash share-based compensation expense (b)	12,440	10,334
Transaction costs and credit facility fees (c)	1,425	1,091
Business optimization and other charges (d)	486	1,100
Provision for legal, regulatory, and clean energy product charges (e)	2,535	5,800
Change in fair value of investment (f)	6,019	-
Other	(200)	(46)
Adjusted EBITDA	127,233	100,075
Adjusted EBITDA attributable to noncontrolling interests	477	3,133
Adjusted EBITDA attributable to Generac Holdings Inc.	$126,756	$96,942

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

(e)  Represents the following significant and unusual charges not indicative of our ongoing operations:
       •  A provision for judgments and legal expenses related to certain patent lawsuits - $2.1 million in 2024.
       •  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0.4 million in 2024.

       •  A provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5.8 million in the first quarter 2023.

(f) Represents non-cash gains and losses from changes in the fair value of our investment in warrants and equity securities of Wallbox N.V.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges (if any), certain transaction costs and other purchase accounting adjustments, business optimization expenses, certain specific provisions, other non-cash gains and losses or charges, mark-to-market gains and losses on a minority investment, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2024	2023

Net income attributable to Generac Holdings Inc.	$26,232	$12,430
Net income attributable to noncontrolling interests	246	1,731
Net income	26,478	14,161
Amortization of intangible assets	24,750	25,823
Amortization of deferred finance costs and original issue discount	973	954
Transaction costs and other purchase accounting adjustments (a)	844	718
Loss/(gain) attributable to business or asset dispositions (b)	37	(119)
Business optimization and other charges (c)	486	1,100
Provision for legal, regulatory, and clean energy product charges (c)	2,535	5,800
Change in fair value of investment (c)	6,019	-
Tax effect of add backs	(8,925)	(7,131)
Adjusted net income	53,197	41,306
Adjusted net income attributable to noncontrolling interests	246	1,861
Adjusted net income attributable to Generac Holdings Inc.	$52,951	$39,445

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$0.88	$0.63
Weighted average common shares outstanding - diluted:	60,486,125	62,294,447

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

(c)  See reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc. above.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Also, see Note 4 for further discussion of Wallbox N.V. warrant derivative instruments. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2024, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 21, 2024, filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2024, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2024 – 01/31/2024	-	$-	-	$26,297,232
02/01/2024 – 02/29/2024	-	$-	-	$500,000,000
03/01/2024 – 03/31/2024	38,296	$112.45	-	$500,000,000
Total	38,296	$112.45

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 7, 2024