Form 10-Q
period 2024-06-30
GENERAC HOLDINGS INC.
filed 2024-08-06
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 60,152,735 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$218,317	$200,994
Accounts receivable, less allowance for credit losses of $34,546 and $33,925 at June 30, 2024 and December 31, 2023, respectively	610,322	537,316
Inventories	1,152,133	1,167,484
Prepaid expenses and other current assets	74,886	91,898
Total current assets	2,055,658	1,997,692

Property and equipment, net	622,947	598,577

Customer lists, net	167,240	184,513
Patents and technology, net	398,452	417,441
Other intangible assets, net	21,963	27,127
Tradenames, net	211,406	216,995
Goodwill	1,432,933	1,432,384
Deferred income taxes	17,401	15,532
Operating lease and other assets	190,566	203,051
Total assets	$5,118,566	$5,093,312

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$66,407	$81,769
Accounts payable	406,296	340,719
Accrued wages and employee benefits	61,433	54,970
Accrued product warranty	58,743	65,298
Other accrued liabilities	269,250	292,120
Current portion of long-term borrowings and finance lease obligations	50,428	45,895
Total current liabilities	912,557	880,771

Long-term borrowings and finance lease obligations	1,444,696	1,447,553
Deferred income taxes	70,889	90,012
Deferred revenue	176,020	167,008
Operating lease and other long-term liabilities	141,885	158,349
Total liabilities	2,746,047	2,743,693

Redeemable noncontrolling interests	–	6,549

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,608,578 and 73,195,055 shares issued at June 30, 2024 and December 31, 2023, respectively	736	733
Additional paid-in capital	1,101,074	1,070,386
Treasury stock, at cost, 13,446,797 and 13,057,298 shares at June 30, 2024 and December 31, 2023, respectively	(1,088,426)	(1,032,921)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,601,974	2,519,313
Accumulated other comprehensive loss	(43,529)	(15,143)
Stockholders’ equity attributable to Generac Holdings Inc.	2,369,713	2,340,252
Noncontrolling interests	2,806	2,818
Total stockholders' equity	2,372,519	2,343,070
Total liabilities and stockholders’ equity	$5,118,566	$5,093,312

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$998,197	$1,000,420	$1,887,470	$1,888,330
Costs of goods sold	622,636	671,999	1,195,530	1,287,410
Gross profit	375,561	328,421	691,940	600,920

Operating expenses:
Selling and service	128,153	115,743	236,739	216,431
Research and development	53,996	43,942	103,406	85,762
General and administrative	65,386	56,371	132,150	116,056
Amortization of intangibles	24,791	26,393	49,541	52,216
Total operating expenses	272,326	242,449	521,836	470,465
Income from operations	103,235	85,972	170,104	130,455

Other (expense) income:
Interest expense	(23,318)	(25,160)	(46,923)	(48,155)
Investment income	1,841	941	3,529	1,629
Change in fair value of investment	(2,117)	-	(8,136)	-
Other, net	(950)	(331)	(1,372)	(497)
Total other expense, net	(24,544)	(24,550)	(52,902)	(47,023)

Income before provision for income taxes	78,691	61,422	117,202	83,432
Provision for income taxes	19,638	15,907	31,671	23,756
Net income	59,053	45,515	85,531	59,676
Net income (loss) attributable to noncontrolling interests	(62)	317	184	2,048
Net income attributable to Generac Holdings Inc.	$59,115	$45,198	$85,347	$57,628

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.99	$0.70	$1.38	$0.76
Weighted average common shares outstanding - basic:	59,880,336	61,721,614	59,854,131	61,645,341

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.97	$0.70	$1.36	$0.75
Weighted average common shares outstanding - diluted:	60,641,740	62,348,184	60,559,904	62,429,911

Comprehensive income attributable to Generac Holdings Inc.	$34,397	$69,060	$56,961	$104,422

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2024	73,492,146	$735	$1,081,985	(13,087,185)	$(1,037,227)	$(202,116)	$2,542,859	$(18,832)	$2,367,404	$2,908	$2,370,312
Unrealized loss on interest rate swaps, net of tax benefit of $578								(1,730)	(1,730)		(1,730)
Foreign currency translation adjustment								(22,967)	(22,967)	(40)	(23,007)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	116,432	1	6,374						6,375		6,375
Net share settlement of restricted stock awards				(3,972)	(590)				(590)		(590)
Stock repurchases				(355,640)	(50,609)				(50,609)		(50,609)
Share-based compensation			12,715						12,715		12,715
Net income (loss)							59,115		59,115	(62)	59,053

Balance at June 30, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized gain on interest rate swaps, net of tax of ($84)								252	252		252
Foreign currency translation adjustment								(28,638)	(28,638)	(127)	(28,765)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	413,523	3	5,533	8,417	–				5,536		5,536
Net share settlement of restricted stock awards				(42,276)	(4,896)				(4,896)		(4,896)
Stock repurchases				(355,640)	(50,609)				(50,609)		(50,609)
Share-based compensation			25,155						25,155		25,155
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							85,347		85,347	115	85,462

Balance at June 30, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2023	73,052,760	$731	$1,042,786	(10,855,203)	$(779,533)	$(202,116)	$2,319,638	$(42,343)	$2,339,163	$2,216	$2,341,379
Unrealized gain on interest rate swaps, net of tax of ($1,922)								5,752	5,752		5,752
Foreign currency translation adjustment								20,375	20,375	(5)	20,370
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	44,256	1	928						929		929
Net share settlement of restricted stock awards				(3,145)	(359)				(359)		(359)
Share-based compensation			10,045						10,045		10,045
Redemption value adjustment							(1,821)		(1,821)		(1,821)
Net income							45,198		45,198	263	45,461

Balance at June 30, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain on interest rate swaps, net of tax of ($423)								1,264	1,264		1,264
Foreign currency translation adjustment								47,622	47,622	55	47,677
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	384,816	4	1,832						1,836		1,836
Net share settlement of restricted stock awards				(40,116)	(4,797)				(4,797)		(4,797)
Share-based compensation			20,379						20,379		20,379
Payment of contingent consideration	10,943	–	15,410	466,118	33,396				48,806		48,806
Redemption value adjustment							(10,837)		(10,837)		(10,837)
Net income							57,628		57,628	545	58,173

Balance at June 30, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$85,531	$59,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,241	28,982
Amortization of intangible assets	49,541	52,216
Amortization of original issue discount and deferred financing costs	1,948	1,921
Change in fair value of investment	8,136	-
Deferred income taxes	(18,140)	(14,152)
Share-based compensation expense	25,155	20,379
Gain on disposal of assets	(28)	(532)
Other noncash charges	1,680	735
Excess tax benefits from equity awards	(602)	(1,040)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(74,467)	(15,535)
Inventories	12,245	(15,897)
Other assets	12,881	16,333
Accounts payable	73,994	(2,449)
Accrued wages and employee benefits	5,679	6,694
Other accrued liabilities	(29,232)	(72,743)
Net cash provided by operating activities	189,562	64,588

Investing activities
Proceeds from sale of property and equipment	85	1,801
Proceeds from beneficial interests in securitization transactions	–	1,472
Contribution to tax equity investment	(1,629)	(6,627)
Net proceeds from (purchase of) long-term investments	104	(2,000)
Expenditures for property and equipment	(54,772)	(53,900)
Acquisition of business, net of cash acquired	(17,812)	(16,188)
Net cash used in investing activities	(74,024)	(75,442)

Financing activities
Proceeds from short-term borrowings	20,728	45,989
Proceeds from long-term borrowings	2,881	317,975
Repayments of short-term borrowings	(39,011)	(21,125)
Repayments of long-term borrowings and finance lease obligations	(14,657)	(160,557)
Stock repurchases	(50,609)	–
Payment of contingent acquisition consideration	–	(4,979)
Payment of deferred acquisition consideration	(7,361)	-
Purchase of additional ownership interest	(9,117)	(104,844)
Taxes paid related to equity awards	(9,983)	(9,186)
Proceeds from the exercise of stock options	10,620	6,223
Net cash (used in) provided by financing activities	(96,509)	69,496

Effect of exchange rate changes on cash and cash equivalents	(1,706)	1,403

Net increase in cash and cash equivalents	17,323	60,045
Cash and cash equivalents at beginning of period	200,994	132,723
Cash and cash equivalents at end of period	$218,317	$192,768

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

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. ("the Company") is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers. A summary of acquisitions affecting the reporting periods presented include:

●	In June 2024, the Company closed on the acquisition of the Commercial & Industrial Battery Energy Storage System ("C&I BESS") product offering from SunGrid Solutions Inc. located in Cambridge, Canada.
●	In April 2024, the Company acquired Huntington Power Equipment, Inc. ("Huntington"), headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
●

In February 2023, the Company acquired REFU Storage Systems ("REFUstor"), headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the C&I energy storage market.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles ("GAAP"). All intercompany amounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In March 2024, the Securities and Exchange Commission ("SEC") adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will begin to be phased in beginning with the Company's annual report for the year ending December 31, 2025. While this rule has been stayed pending the outcome of legal challenges, the Company is currently assessing the impact of adoption on the Company's consolidated financial statements and related disclosures in the event the stay is lifted.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. Entities may apply the amendments prospectively or may elect retrospective application. The Company is evaluating the impact of the new required disclosures but do not expect the adoption of ASU 2023-09 to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of the new required disclosures but do not expect the adoption of ASU 2023-07 to have a material impact on the Company's consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 30, 2024, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

2.   Acquisitions

Fiscal 2024 Acquisitions

On June 26, 2024, the Company closed on the acquisition of the C&I BESS product offering from SunGrid Solutions Inc. located in Cambridge, Canada.

On April 1, 2024, the Company acquired Huntington, headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

The combined preliminary purchase price for both acquisitions is $17,812, net of cash acquired. The Company recorded its preliminary purchase price allocation for C&I BESS and Huntington during the second quarter of 2024, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting will be finalized prior to June 30, 2025, and there have not been any material changes to the balances acquired as of June 30, 2024. The accompanying condensed consolidated financial statements include the results of C&I BESS and Huntington from their dates of acquisition through June 30, 2024. Pro forma and other financial information are not presented as the effects of the C&I BESS and Huntington acquisitions are not material to the Company's results of operations or financial position.

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the C&I energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for REFUstor was finalized in the first quarter of 2024 and did not result in material adjustments to the Company's preliminary estimates. The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through June 30, 2024. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position.

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

The redeemable noncontrolling interests were recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 13, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest for both Captiva and Pramac:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$9,117	$3,814	$6,549	$110,471
Net income	-	222	58	1,670
Foreign currency translation	-	(169)	(176)	(536)
Purchase of additional ownership interest	(9,117)	-	(9,117)	(116,754)
Redemption value adjustment	-	1,821	2,686	10,837
Balance at end of period	$-	$5,688	$-	$5,688

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

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements, which were still outstanding as of June 30, 2024.

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

The amount of gains/(losses), net of tax recognized, for the three and six months ended June 30, 2024, was $(1,730) and $252, respectively. The amount of gains, net of tax recognized, for the three and six months ended June 30, 2023, was $5,752 and $1,264, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. to purchase 5% of its Class A common stock ("Wallbox Shares") and acquire stock warrants, which provide the rights to an incremental approximate 5% ownership in the Class A common stock outstanding of Wallbox N.V. upon exercise at a fixed price with anti-dilution protections for a period of time. In accordance with GAAP, the Company is required to adjust the carrying value of these investments to market value on a quarterly basis. The Company recognized a loss of $2,117 and $8,136 for the three and six months ended June 30, 2024, respectively, primarily due to a decrease in the stock price of Wallbox N.V. during the period, of which $1,035 and $6,268 related to the stock warrants, respectively.

Fair Value

The following table presents the fair value of all the Company’s derivatives:

	June 30, 2024	December 31, 2023
Foreign currency contracts	$(143)	$(147)
Interest rate swaps	38,938	38,601
Stock warrants	8,978	14,862

In the condensed consolidated balance sheets, the fair value of the foreign currency contracts is included in other accrued liabilities at  June 30, 2024, and prepaid expenses and other current assets as well as other accrued liabilities at December 31, 2023. The fair value of the interest rate swaps and stock warrants is included in operating lease and other assets at both June 30, 2024, and December 31, 2023. Excluding the impact of credit risk, the fair value of the derivative contracts as of June 30, 2024 and December 31, 2023 is an asset of $49,052 and $55,042, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility ("Revolving Facility") borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Term Loan B borrowing, which has a net carrying value of $525,777, was $530,000 (Level 2) on  June 30, 2024. The fair value of the Term Loan A borrowing, which has a net carrying value of $733,626, was $728,579 (Level 2) on June 30, 2024. These fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable. The fair value of the Revolving Facility approximates the carrying value.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts above considers the Company’s credit risk in accordance with ASC 820-10. The fair value of the Wallbox N.V. stock warrants is classified as Level 3. The fair value of these contracts is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants expire at the earlier of when the price per share equals or exceeds $6.00 or in 2029. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities consist of shares of Wallbox N.V. Class A common stock. The Company owned 9,836,066 Wallbox Shares as of June 30, 2024. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox N.V. common stock quoted on the New York Stock Exchange ("NYSE") on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $12,885 and $17,213 as of June 30, 2024, and December 31, 2023, respectively.

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

The fair value of contingent consideration for Chilicon Power LLC ("Chilicon") and Pramac as of June 30, 2024, and December 31, 2023, was $39,228 and $38,937, respectively, and was reported in other long-term liabilities in the condensed consolidated balance sheets. The contingent consideration for Chilicon extends through December 31, 2028, while the contingent consideration for Pramac extends through December 31, 2025.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2024	$38,937
Changes in fair value	-
Present value interest accretion	291
Ending balance, June 30, 2024	$39,228

6.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three and six months ended June 30, 2024 and 2023, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2024	$(49,253)		$30,421		$(18,832)
Other comprehensive income (loss)	(22,967)	(1)	(1,730)	(2)	(24,697)
Ending Balance – June 30, 2024	$(72,220)		$28,691		$(43,529)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2023	$(74,298)		$31,955		$(42,343)
Other comprehensive income (loss)	20,375	(3)	5,752	(4)	26,127
Ending Balance – June 30, 2023	$(53,923)		$37,707		$(16,216)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(28,638)	(1)	252	(5)	(28,386)
Ending Balance – June 30, 2024	$(72,220)		$28,691		$(43,529)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	47,622	(3)	1,264	(6)	48,886
Ending Balance – June 30, 2023	$(53,923)		$37,707		$(16,216)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2024, particularly the Euro and Mexican Peso.
(2)	Represents unrealized losses of $(2,308) on the interest rate swaps, net of tax effect of $578, for the three months ended June 30, 2024.
(3)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(4)	Represents unrealized gains of $7,674 on the interest rate swaps, net of tax effect of $(1,922) for the three months ended June 30, 2023.
(5)	Represents unrealized gains of $336 on the interest rate swaps, net of tax effect of $(84), for the six months ended June 30, 2024.
(6)	Represents unrealized gains of $1,687 on the interest rate swaps, net of tax effect of $(423) for the six months ended June 30, 2023.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – domestic and international. The domestic segment includes the legacy Generac business and all historical acquisitions based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The international segment includes all historical acquisitions not based in the U.S and Canada, all of which have revenues substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations.

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

	Net Sales by Reportable Segment
	Three Months Ended June 30, 2024
Product Classes	Domestic	International	Total
Residential products	$515,166	$23,233	$538,399
Commercial & industrial products	200,315	143,854	344,169
Other	102,077	13,552	115,629
Total net sales	$817,558	$180,639	$998,197

	Net Sales by Reportable Segment
	Three Months Ended June 30, 2023
Product Classes	Domestic	International	Total
Residential products	$468,184	$30,403	$498,587
Commercial & industrial products	234,605	149,748	384,353
Other	101,750	15,730	117,480
Total net sales	$804,539	$195,881	$1,000,420

	Net Sales by Reportable Segment
	Six Months Ended June 30, 2024
Product Classes	Domestic	International	Total
Residential products	$927,319	$40,030	$967,349
Commercial & industrial products	406,808	291,331	698,139
Other	195,768	26,214	221,982
Total net sales	$1,529,895	$357,575	$1,887,470

	Net Sales by Reportable Segment
	Six Months Ended June 30, 2023
Product Classes	Domestic	International	Total
Residential products	$849,336	$68,114	$917,450
Commercial & industrial products	462,729	284,614	747,343
Other	196,862	26,675	223,537
Total net sales	$1,508,927	$379,403	$1,888,330

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold direct to the end consumer. Substantially all of the residential products' revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controllers for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction ("EPC") companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold direct to the end customer. Substantially all of the C&I products' revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to the Company's customers, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed, sometimes based on achievement of milestones.

The following table sets forth total sales by reportable segment and is inclusive of intersegment sales:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$817,558	$180,639	$-	$998,197	$804,539	$195,881	$-	$1,000,420
Intersegment sales	9,581	3,869	(13,450)	-	10,713	27,842	(38,555)	-
Total sales	$827,139	$184,508	$(13,450)	$998,197	$815,252	$223,723	$(38,555)	$1,000,420

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$1,529,895	$357,575	$-	$1,887,470	$1,508,927	$379,403	$-	$1,888,330
Intersegment sales	17,718	13,642	(31,360)	-	26,320	60,784	(87,104)	-
Total sales	$1,547,613	$371,217	$(31,360)	$1,887,470	$1,535,247	$440,187	$(87,104)	$1,888,330

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA by Reportable Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$139,674	$103,202	$238,849	$170,863
International	25,015	33,343	53,073	65,757
Total Adjusted EBITDA	$164,689	$136,545	$291,922	$236,620

Interest expense	(23,318)	(25,160)	(46,923)	(48,155)
Depreciation and amortization	(42,880)	(41,247)	(84,782)	(81,198)
Non-cash write-down and other adjustments (1)	(1,885)	4,152	(2,395)	7,312
Non-cash share-based compensation expense (2)	(12,715)	(10,045)	(25,155)	(20,379)
Transaction costs and credit facility fees (3)	(1,267)	(1,149)	(2,692)	(2,240)
Business optimization and other charges (4)	(1,140)	(1,760)	(1,626)	(2,860)
Provision for regulatory, legal, and clean energy product charges (5)	(363)	-	(2,898)	(5,800)
Change in fair value of investment (6)	(2,117)	-	(8,136)	-
Other	(313)	86	(113)	132
Income before provision for income taxes	$78,691	$61,422	$117,202	$83,432

(1)	Includes gains/losses on dispositions of assets other than in the ordinary course of business, gains/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's Amended Credit Agreement.
(4)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(5)

Represents the following significant and unusual charges not indicative of our ongoing operations:
•  A provision for judgments and legal expenses related to certain patent and securities lawsuits - $363 and $2,170 in the second and first quarter of 2024, respectively.
•  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $365 in the first quarter of 2024.

•  A provision for a matter with the Consumer Product Safety Commission ("CPSC") concerning the imposition of civil fines for allegedly failing to timely submit a report under the Consumer Product Safety Act ("CPSA") in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5,800 in the first quarter of 2023.

(6)	Represents non-cash losses from changes in the fair value of the Company's investment in warrants and equity securities of Wallbox N.V.

The Company’s sales in the U.S. represented approximately 78% and 75% of total sales for the three months ended June 30, 2024 and 2023, respectively. The Company’s sales in the U.S. represented approximately 77% and 75% of total sales for the six months ended June 30, 2024 and 2023, respectively. Approximately 74% of the Company’s identifiable long-lived assets were located in the U.S. on  June 30, 2024 and December 31, 2023.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
Raw material	$661,585	$677,428
Work-in-process	8,214	10,877
Finished goods	482,334	479,179
Total	$1,152,133	$1,167,484

Property and equipment consists of the following:

	June 30,	December 31,
	2024	2023
Land and improvements	$24,793	$22,556
Buildings and improvements	327,285	298,483
Machinery and equipment	288,220	271,879
Dies and tools	46,480	45,998
Vehicles	13,373	11,411
Office & information technology equipment and internal use software	198,606	185,601
Leasehold improvements	9,424	8,772
Construction in progress	75,484	98,083
Gross property and equipment	983,665	942,783
Accumulated depreciation	(360,718)	(344,206)
Total	$622,947	$598,577

Total property and equipment includes finance leases of $81,867 and $68,079 on  June 30, 2024 and  December 31, 2023, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$111,126	$128,599	$116,408	$138,011
Payments	(20,733)	(25,490)	(42,080)	(51,642)
Provision for warranty issued	16,745	17,352	32,049	33,217
Changes in estimates for pre-existing warranties	(859)	1,761	(98)	2,636
Balance at end of period	$106,279	$122,222	$106,279	$122,222

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$163,793	$136,685	$155,870	$132,813
Deferred revenue contracts issued	15,089	10,433	29,873	20,159
Amortization of deferred revenue contracts	(7,180)	(6,196)	(14,041)	(12,050)
Balance at end of period	$171,702	$140,922	$171,702	$140,922

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  June 30, 2024, is as follows:

Remainder of 2024	$15,235
2025	32,467
2026	31,887
2027	26,787
2028	20,690
After 2028	44,636
Total	$171,702

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2024	2023
Product warranty liability
Current portion - accrued product warranty	$58,743	$65,298
Long-term portion - other long-term liabilities	47,536	51,110
Total	$106,279	$116,408

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$33,999	$28,203
Long-term portion - deferred revenue	137,703	127,667
Total	$171,702	$155,870

10.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $20,004 and $19,173 on  June 30, 2024, and December 31, 2023, respectively. During the six months ended June 30, 2024, the Company recognized revenue of $13,148 related to amounts included in the December 31, 2023 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $66,407 and $81,769, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2024	2023
Tranche A Term Loan	$735,938	$745,313
Tranche B Term Loan	530,000	530,000
Original issue discount and deferred financing costs	(10,735)	(12,685)
Revolving Facility	150,000	150,000
Finance lease obligation	87,041	71,308
Other	2,880	9,512
Total	1,495,124	1,493,448
Less: current portion of debt	44,889	42,110
Less: current portion of finance lease obligation	5,539	3,785
Total	$1,444,696	$1,447,553

Prior to the Tranche B Term Loan Facility extension discussed in Note 16, "Subsequent Events", as of June 30, 2024, the Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023. Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on  June 30, 2024, are as follows:

	Tranche A Term Loan	Tranche B Term Loan	Revolving Facility	Total
2024	$23,438	$-	$-	$23,438
2025	46,875	-	-	46,875
2026	65,625	530,000	-	595,625
2027	600,000	-	150,000	750,000
Total	$735,938	$530,000	$150,000	$1,415,938

On July 3, 2024, the Company extinguished its existing $530,000 Term Loan B Facility and replaced it with a $500,000 Term Loan B Facility maturing on July 3, 2031. The new Term Loan B Facility is now repayable in quarterly installments equal to 0.25% of the original principal amount beginning October 2024, with a lump sum due upon maturity

The Company’s credit agreements originally provided for a $1,200,000 Tranche B Term Loan Facility and included a $300,000 uncommitted incremental term loan on that facility. The Tranche B Term Loan Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After a number of amendments and as of June 30, 2024, the Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. The interest rate for the Tranche B Term Loan Facility as of June 30, 2024, was 7.18%.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2024, the Company’s net secured leverage ratio was 1.86 to 1.00, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, the Company amended and restated its existing credit agreements ("Amended Credit Agreement") that resulted in a new term loan facility in an aggregate principal amount of $750,000 ("Tranche A Term Loan Facility"), established a new $1,250,000 Revolving Facility, terminated the former asset-based lending facility ("ABL Facility"), and replaced all LIBOR provisions with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on the Company's former ABL Facility and to make a $250,000 voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt.

The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of June 30, 2024, the interest rate for the Tranche A Term Loan Facility and Revolving Facility was 6.90%.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2024, the Company’s total leverage ratio was 1.95 to 1.00, and the Company's interest coverage ratio was 7.97 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2024.

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

As of June 30, 2024, there was $150,000 outstanding under the Revolving Facility, leaving $1,099,203 of unused capacity, net of outstanding letters of credit.

See Note 5, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense on outstanding borrowings.

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

During the second quarter of 2024, the Company repurchased 355,640 shares of common stock for $50,609. There were no share repurchases under the program during the first quarter of 2024. There were no share repurchases during the first and second quarters of 2023. Since the inception of all stock repurchase programs (starting in August 2015), the Company has repurchased 14,292,828 shares of common stock for $1,079,501 (at an average cost per share of $75.53). The Company has periodically reissued shares out of Treasury stock, including for acquisition earnout payments.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of outstanding stock options, as well as the satisfaction of certain contingent acquisition consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interest,” to the condensed consolidated financial statements for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to Generac Holdings Inc.	$59,115	$45,198	$85,347	$57,628
Redeemable noncontrolling interest redemption value adjustment	-	(1,821)	(2,686)	(10,837)
Net income attributable to common shareholders	$59,115	$43,377	$82,661	$46,791

Denominator
Weighted average shares, basic	59,880,336	61,721,614	59,854,131	61,645,341
Dilutive effect of stock compensation awards (1)	761,404	626,570	705,773	784,570
Dilutive effect of contingently issued shares	-	-	-	-
Diluted shares	60,641,740	62,348,184	60,559,904	62,429,911

Net income attributable to common shareholders per share
Basic	$0.99	$0.70	$1.38	$0.76
Diluted	$0.97	$0.70	$1.36	$0.75

(1) Excludes approximately 471,000 and 440,000 stock options and restricted stock awards for the three months and six months ended June 30, 2024, respectively, and 393,000 and 360,000 stock options and restricted stock awards for the three months and six months ended June 30, 2023, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the six months ended June 30, 2024 and 2023 were 27.0% and 28.5%, respectively. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period which did not repeat in the current year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on June 30, 2024, and December 31, 2023, was approximately $157,772 and $158,028, respectively.

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

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power and the Company filed their answer to the consolidated master complaint after the court denied the motion to dismiss on May 24, 2024. Generac Power and the Company intend to vigorously defend against the consolidated master complaint.

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

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Inc. ("ecobee") in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. On October 5, 2023, a jury issued a verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents and awarded a lump-sum payment of $11,500. ecobee filed motions for judgment as a matter of law and intends to appeal any adverse judgment. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment interest that will also be part of the appeal.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. After a court granted Generac Power’s motion to compel arbitration, Spartronics filed a demand for arbitration of its claims. Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics purchasing practices, and is pursuing a counterclaim in connection with the arbitration.

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserts claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff seeks to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023, and August 3, 2023, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the “Walling Lawsuit”). The Company moved to dismiss the amended complaint on June 21, 2024, and intends to vigorously defend against the claims in the amended complaint.

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

16. Subsequent Events

On July 3, 2024, the Company extinguished its existing $530,000 Term Loan B Facility and replaced it with a $500,000 Term Loan B Facility maturing on July 3, 2031. The new Term Loan B Facility now requires quarterly installment payments equal to 0.25% of the original principal amount beginning October 2024, with a lump sum due upon maturity.

On August 1, 2024, the Company acquired the assets and liabilities of Ageto, LLC ("Ageto"). Ageto designs and integrates microgrid energy and control management systems and is headquartered in Fort Collins, Colorado.

On August 5, 2024, the Company invested an incremental $35,000 in Wallbox N.V. to purchase an approximate additional 12% of its Class A common stock. Additionally, the Company maintains the rights to additional equity through warrants for an incremental approximate 5% ownership in Wallbox’s Class A common stock upon exercise at a fixed price with anti-dilution protections for a period of time.

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

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. In the current environment, some of the above factors have materialized and may cause actual results to vary from these forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading market positions in the power equipment markets in North America and an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. In recent years, the Company has been evolving its product portfolio by building out ecosystems of energy technology products, solutions, and services for homes and businesses. As part of this evolution, we have made significant investments into growing markets such as residential and C&I energy storage, solar module-level power electronics ("MLPE"), energy monitoring & management devices, and electric vehicle ("EV") charging. Central to these ecosystems are the Company’s next-generation connectivity devices, controls capabilities, and software platforms that facilitate the integration of our products and support the growing utilization of such distributed energy resources ("DERs") in grid services programs. In addition, we have been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner transition fuel compared to diesel, to expand into applications beyond standby power, allowing us to participate in Energy-as-a-Service and microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and Generac’s energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid referred to as “Grid 2.0”.

As our traditional power generation markets continue to grow due to multiple mega-trends that are driving increased penetration of our products, we believe we are in an excellent position to execute on this opportunity given our competitive strengths. In addition, our focus on more resilient, efficient and sustainable energy solutions has dramatically increased our served addressable market, and as a result, we believe that Generac is well positioned for success over the long-term.

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

Solar, storage, and energy management markets are developing quickly. We believe the electric utility landscape will undergo significant changes in the decade ahead due to rising utility rates, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and energy storage technologies. On-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity. While the market for residential solar and storage products continues to be soft in 2024, these markets are receiving an increasing level of regulatory and legislative support, most notably from the Inflation Reduction Act that was passed in 2022. This legislation includes significant subsidies and investment tax credits for consumers and businesses over the coming decade, as well as production tax credits for businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. For example, in July 2024, we received a grant from the U.S. Department of Energy ("DOE") to facilitate the installation of residential solar and battery storage systems for disadvantaged Puerto Rican residents. The DOE grant provides for up to $200 million in funding for the purchase of such systems over the next five years. We believe legislative support such as this will provide necessary opportunity for long-term, value-creating investments for market participants in this space. We expect to further advance our capabilities in energy technology by increasing our product development, sourcing, distribution, and marketing efforts. In addition, we should be able to leverage our significant competencies in the residential standby generator market to build our market position in the emerging residential solar, storage, and energy management markets.

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

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our products. For example, the market for telecom and rental equipment has declined in 2024 relative to 2023 levels. The capital investment cycle may differ for the various C&I end markets that we serve, including light commercial, retail, office, telecommunications, rental, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions, fluctuations in interest rates, and geopolitical matters in the various countries where we serve, as well as credit availability in those regions.

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

Factors Influencing Interest Expense

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

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period which did not repeat in the current year.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "Act"). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not have a material impact on the financial results of the current period, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods. There was no impact to the financial results of the current period, and we do not expect the rules to have a material impact on our effective tax rate for the year. We will update our future tax provisions based on new regulations or guidance accordingly.

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net sales	$998,197	$1,000,420	$(2,223)	-0.2%
Costs of goods sold	622,636	671,999	(49,363)	-7.3%
Gross profit	375,561	328,421	47,140	14.4%
Operating expenses:
Selling and service	128,153	115,743	12,410	10.7%
Research and development	53,996	43,942	10,054	22.9%
General and administrative	65,386	56,371	9,015	16.0%
Amortization of intangible assets	24,791	26,393	(1,602)	-6.1%
Total operating expenses	272,326	242,449	29,877	12.3%
Income from operations	103,235	85,972	17,263	20.1%
Total other expense, net	(24,544)	(24,550)	6	0.0%
Income before provision for income taxes	78,691	61,422	17,269	28.1%
Provision for income taxes	19,638	15,907	3,731	23.5%
Net income	59,053	45,515	13,538	29.7%
Net income (loss) attributable to noncontrolling interests	(62)	317	(379)	-119.6%
Net income attributable to Generac Holdings Inc.	$59,115	$45,198	$13,917	30.8%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$817,558	$804,539	$13,019	1.6%
International	180,639	195,881	(15,242)	-7.8%
Total net sales	$998,197	$1,000,420	$(2,223)	-0.2%

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$817,558	$9,581	$827,139	$804,539	$10,713	$815,252
International	180,639	3,869	184,508	195,881	27,842	223,723
Intercompany elimination	-	(13,450)	(13,450)	-	(38,555)	(38,555)
Total net sales	$998,197	$-	$998,197	$1,000,420	$-	$1,000,420

	Adjusted EBITDA by Reportable Segment
	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Domestic	$139,674	$103,202	$36,472	35.3%
International	25,015	33,343	(8,328)	-25.0%
Total Adjusted EBITDA	$164,689	$136,545	$28,144	20.6%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$538,399	$498,587	$39,812	8.0%
Commercial & industrial products	344,169	384,353	(40,184)	-10.5%
Other	115,629	117,480	(1,851)	-1.6%
Total net sales	$998,197	$1,000,420	$(2,223)	-0.2%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 1% to $827.1 million in the three months ended June 30, 2024, as compared to $815.3 million in the prior-year second quarter, including a slight benefit from acquisitions. Higher home standby and portable generator shipments and growth in C&I product sales to industrial distributors were offset by lower C&I product shipments to telecom and national rental equipment customers.

International segment total sales (including inter-segment sales) decreased 18% to $184.5 million in the three months ended June 30, 2024, as compared to $223.7 million in the prior-year second quarter, including a slight benefit from foreign currency. The total sales decline for the segment was primarily driven by lower inter-segment sales related to softness in the telecom market and weaker shipments in Europe, most notably for portable generators.

Gross profit.   Gross profit margin for the second quarter of 2024 was 37.6%, as compared to 32.8% in the prior-year second quarter. The increase in gross profit margin was primarily driven by favorable sales mix, including higher home standby generator sales, and the realization of lower cost of goods sold.

Operating Expenses.   Operating expenses increased by $29.9 million, or 12.3%, as compared to the prior-year second quarter. The growth in operating expenses was primarily driven by increased employee costs to support future growth and higher marketing spend to drive incremental awareness for our products.

Other Expense.   The slight decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings compared to the prior-year second quarter. This was mostly offset by a $2.1 million expense for the change in fair value of our investment in warrants and equity securities of Wallbox N.V. during the second quarter of 2024.

Provision for income taxes.   Provision for income taxes for the second quarter of 2024 was $19.6 million, or an effective tax rate of 25.0%, as compared to $15.9 million, or a 25.9% effective tax rate, for the prior-year second quarter. The decrease in the effective tax rate was primarily driven by unfavorable discrete tax items in the prior-year second quarter which did not repeat in the current year.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the second quarter of 2024 was $59.1 million compared to $45.2 million in the prior-year second quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the second quarter of 2024 was $139.7 million, or 16.9% of domestic segment total sales, as compared to $103.2 million, or 12.7% of total sales, in the prior-year second quarter. This margin improvement was primarily driven by favorable sales mix and the realization of lower cost of goods sold, partially offset by higher operating expense investments to support future growth initiatives.

Adjusted EBITDA for the international segment in the second quarter of 2024, before deducting for non-controlling interests, was $25.0 million, or 13.6% of international segment total sales, as compared to $33.3 million, or 14.9% of total sales, in the prior-year second quarter. This margin decline was primarily due to reduced operating leverage on lower shipments during the quarter.

Adjusted Net Income.   Adjusted Net Income in the second quarter of 2024 was $81.7 million compared to $67.5 million in the prior-year second quarter. This increase was primarily driven by higher net income in the current period as outlined above.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net sales	$1,887,470	$1,888,330	$(860)	0.0%
Costs of goods sold	1,195,530	1,287,410	(91,880)	-7.1%
Gross profit	691,940	600,920	91,020	15.1%
Operating expenses:
Selling and service	236,739	216,431	20,308	9.4%
Research and development	103,406	85,762	17,644	20.6%
General and administrative	132,150	116,056	16,094	13.9%
Amortization of intangible assets	49,541	52,216	(2,675)	-5.1%
Total operating expenses	521,836	470,465	51,371	10.9%
Income from operations	170,104	130,455	39,649	30.4%
Total other expense, net	(52,902)	(47,023)	(5,879)	12.5%
Income before provision for income taxes	117,202	83,432	33,770	40.5%
Provision for income taxes	31,671	23,756	7,915	33.3%
Net income	85,531	59,676	25,855	43.3%
Net income attributable to noncontrolling interests	184	2,048	(1,864)	-91.0%
Net income attributable to Generac Holdings Inc.	$85,347	$57,628	$27,719	48.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$1,529,895	$1,508,927	$20,968	1.4%
International	357,575	379,403	(21,828)	-5.8%
Total net sales	$1,887,470	$1,888,330	$(860)	0.0%

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$1,529,895	$17,718	$1,547,613	$1,508,927	$26,320	$1,535,247
International	357,575	13,642	371,217	379,403	60,784	440,187
Intercompany elimination	-	(31,360)	(31,360)	-	(87,104)	(87,104)
Total net sales	$1,887,470	$-	$1,887,470	$1,888,330	$-	$1,888,330

	Adjusted EBITDA by Reportable Segment
	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Domestic	$238,849	$170,863	$67,986	39.8%
International	53,073	65,757	(12,684)	-19.3%
Total Adjusted EBITDA	$291,922	$236,620	$55,302	23.4%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$967,349	$917,450	$49,899	5.4%
Commercial & industrial products	698,139	747,343	(49,204)	-6.6%
Other	221,982	223,537	(1,555)	-0.7%
Total net sales	$1,887,470	$1,888,330	$(860)	0.0%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 1% to $1,547.6 million in the six months ended June 30, 2024, as compared to $1,535.2 million in the prior-year comparable period, including a slight benefit from acquisitions. Higher home standby and portable generator shipments and growth in C&I product sales to industrial distributors were mostly offset by lower C&I product shipments to telecom and national rental equipment customers.

International segment total sales (including inter-segment sales) decreased 16% to $371.2 million in the six months ended June 30, 2024, as compared to $440.2 million in the prior-year comparable period, including a modest benefit from foreign currency and acquisitions. The total sales decline for the segment was primarily driven by lower inter-segment sales related to softness in the telecom market and weaker shipments in Europe, most notably for portable generators.

Gross profit.  Gross profit margin for the six months ended June 30, 2024, was 36.7%, as compared to 31.8% in the prior-year comparable period. The increase in gross profit margin was primarily driven by favorable sales mix, including higher home standby generator sales, and the realization of lower cost of goods sold.

Operating Expenses.  Operating expenses for the six months ended June 30, 2024, increased by $51.4 million, or 10.9%, as compared to the prior-year comparable period. The operating expenses in the current period include $2.5 million of charges related to certain patent and securities litigation matters (see Note 15, “Commitments and Contingencies” for additional information). The operating expenses in the prior-year comparable period include a $5.8 million provision for a matter with the CPSC (see Note 15, "Commitments and Contingencies" for additional information). The growth in operating expenses was primarily driven by increased employee costs to support future growth and higher marketing spend to drive incremental awareness for our products.

Other Expense.  The increase in other expense, net for the six months ended June 30, 2024, was driven primarily by a $8.1 million expense for the change in fair value of our investment in warrants and equity securities of Wallbox N.V. This was partially offset by an increase of $1.9 million in investment income driven by higher interest rates on cash invested.

Provision for income taxes.   Provision for income taxes for the six months ended June 30, 2024, was $31.7 million, or an effective tax rate of 27.0%, as compared to $23.8 million, or a 28.5% effective tax rate in the prior-year comparable period. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period which did not repeat in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the six months ended June 30, 2024, was $85.3 million as compared to $57.6 million in the prior-year comparable period. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA for the domestic segment in the six months ended June 30, 2024, was $238.8 million or 15.4% of total domestic segment sales as compared to $170.9 million or 11.1% in the prior-year comparable period. This margin improvement was primarily driven by favorable sales mix and the realization of lower cost of goods sold, partially offset by higher operating expense investments to support future growth initiatives.

Adjusted EBITDA for the international segment in the six months ended June 30, 2024, before deducting for non-controlling interests, was $53.1 million, or 14.3% of international segment total sales, as compared to $65.8 million or 14.9% of total sales, in the prior-year comparable period. This margin decrease was primarily due to reduced operating leverage on lower shipments during the six-month period.

Adjusted Net Income.    Adjusted Net Income in the six months ended June 30, 2024, was $134.6 million compared to $107.1 million in the prior-year comparable period. This increase was primarily driven by higher net income in the current period as outlined above.

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

In June 2022, we amended and restated our existing credit agreements ("Amended Credit Agreement") that resulted in a new term loan facility in an aggregate principal amount of $750 million (Tranche A Term Loan Facility), a new $1.25 billion revolving facility ("Revolving Facility"), the termination of the former ABL Facility, and replacement of all LIBOR interest rate provisions with SOFR provisions. Proceeds received from the Tranche A Term Loan Facility were used to repay the total existing outstanding balance on our former ABL Facility and to make a $250 million voluntary prepayment on the Tranche B Term Loan Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, we wrote off $3.5 million of original issue discount and capitalized debt issuance costs during the second quarter of 2022 as a loss on extinguishment of debt. The new Revolving Facility was unfunded at closing.

As of June 30, 2024, there was $530 million outstanding under the Tranche B Term Loan Facility, $735.9 million outstanding under the Tranche A Term Loan Facility, and $150 million of funded Revolving Facility borrowings, leaving $1,099.2 million of unused capacity, net of outstanding letters of credit. Our Tranche B Term Loan Facility bears interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. At June 30, 2024, the interest rates for the Tranche A Term Loan Facility, Revolving Facility, and Tranche B Term Loan Facility were 6.90%, 6.90%, and 7.18%, respectively. See Note 4, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual report on Form 10-K for further information on interest rate swaps, which help to reduce our borrowing costs.

Prior to the Tranche B Term Loan Facility extension discussed in Note 16, "Subsequent Events", as of June 30, 2024, the Tranche B Term Loan Facility matures on December 13, 2026, while the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments due at the end of each quarter commencing September 2023. Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on June 30, 2024, are as follows:

2024	$23,438
2025	46,875
2026	595,625
2027	750,000
Total	$1,415,938

On July 3, 2024, the Company extinguished its existing $530 million Term Loan B Facility and replaced it with a $500 million Term Loan B Facility maturing on July 3, 2031. The new Term Loan B Facility now requires quarterly installment payments equal to 0.25% of the original principal amount beginning October 2024, with a lump sum due upon maturity.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in the Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2024, our net secured leverage ratio was 1.86 to 1.00. The Tranche A Term Loan Facility and the Revolving Facility added certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2024, our total leverage ratio was 1.95 to 1.00, and our interest coverage ratio was 7.97 to 1.00. We were also in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2024.

As of June 30, 2024, we had total liquidity of $1,317.5 million which consists of $218.3 million of cash and cash equivalents and $1,099.2 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

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

During the second quarter of 2024, we repurchased 355,640 shares of our common stock for $50.6 million. There were no share repurchases under the program during the first quarter of 2024. There were no share repurchases during the first and second quarters of 2023. Since the inception of all stock repurchase programs (starting in August 2015), we have repurchased 14,292,828 shares of our common stock for $1,079.5 million (at an average cost per share of $75.53). We have periodically reissued shares out of Treasury stock, including for acquisition earnout payments.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 13% and 11% of net sales for the six months ended June 30, 2024 and 2023, respectively. The amount financed by dealers which remained outstanding was $157.8 million and $158.0 million as of June 30, 2024, and December 31, 2023, respectively.

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

Cash Flow

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net cash provided by operating activities	$189,562	$64,588	$124,974	193.5%
Net cash used in investing activities	(74,024)	(75,442)	1,418	1.9%
Net cash (used in) provided by financing activities	(96,509)	69,496	(166,005)	-238.9%
Effect of exchange rate changes on cash and cash equivalents	(1,706)	1,403	(3,109)	-221.6%
Net increase in cash and cash equivalents	$17,323	$60,045	$(42,722)	$-71.1%

The increase in operating cash flows for the six months ended June 30, 2024, was primarily driven by higher operating earnings and an increase in working capital in the prior-year comparable period.

Net cash used in investing activities for the six months ended June 30, 2024, primarily represents cash payments of $54.8 million related to the purchase of property and equipment, $17.8 million for the acquisitions of Huntington and C&I BESS, $1.6 million for a tax equity investment, and $1.9 million for an investment in Earth Foundry II, LP, a venture capital fund. These were partially offset by $2.0 million of cash proceeds from the sale of our minority investment in Rolling Energy Resources.

Net cash used in investing activities for the six months ended June 30, 2023, primarily represents cash payments of $53.9 million related to the purchase of property and equipment, $16.2 million for the acquisition of REFUstor, $6.6 million for a tax equity investment, and a $2.0 million minority investment in Rolling Energy Resources, an electric vehicle load management platform.

Net cash used in financing activities for the six months ended June 30, 2024, primarily represents proceeds of $20.7 million from short-term borrowings, $2.9 million from long-term borrowings, and $10.6 million from the exercise of stock options. These cash proceeds were more than offset by $53.7 million of debt repayments ($39.0 million of short-term borrowings and $14.7 million of long-term borrowings and finance lease obligations), $50.6 million of share repurchases, a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment and $1.4 million payment of deferred acquisition consideration related to our Chilicon and Blue Pillar acquisitions, respectively, and $10.0 million for taxes paid related to equity awards.

Net cash provided by financing activities for the six months ended June 30, 2023, primarily represents proceeds of $318.0 million from long-term borrowings, $46.0 million from short-term borrowings, and $6.2 million from the exercise of stock options. These cash proceeds were partially offset by $104.8 million in cash payments for the purchase of the remaining ownership interest in Pramac, $181.7 million of debt repayments ($21.1 million of short-term borrowings and $160.6 million of long-term borrowings and finance lease obligations), and $9.2 million of taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 21, 2024, filing of our Annual Report on Form 10-K for the year ended December 31, 2023, and June 30, 2024, except for the changes in outstanding borrowings and interest rates as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2024	2023	2024	2023

Net income attributable to Generac Holdings Inc.	$59,115	$45,198	$85,347	$57,628
Net income (loss) attributable to noncontrolling interests	(62)	317	184	2,048
Net income	59,053	45,515	85,531	59,676
Interest expense	23,318	25,160	46,923	48,155
Depreciation and amortization	42,880	41,247	84,782	81,198
Provision for income taxes	19,638	15,907	31,671	23,756
Non-cash write-down and other adjustments (a)	1,885	(4,152)	2,395	(7,312)
Non-cash share-based compensation expense (b)	12,715	10,045	25,155	20,379
Transaction costs and credit facility fees (c)	1,267	1,149	2,692	2,240
Business optimization and other charges (d)	1,140	1,760	1,626	2,860
Provision for legal, regulatory, and clean energy product charges (e)	363	-	2,898	5,800
Change in fair value of investment (f)	2,117	-	8,136	-
Other	313	(86)	113	(132)
Adjusted EBITDA	164,689	136,545	291,922	236,620
Adjusted EBITDA attributable to noncontrolling interests	(37)	520	440	3,653
Adjusted EBITDA attributable to Generac Holdings Inc.	$164,726	$136,025	$291,482	$232,967

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

(b)  Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting period.

(c)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Amended Credit Agreement.

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  Represents the following significant and unusual charges not indicative of our ongoing operations:
       •  A provision for judgments and legal expenses related to certain patent and securities lawsuits - $0.4 million and $2.1 million in the second and first quarter of 2024, respectively.
       •  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0.4 million in the first quarter of 2024.

       •  A provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5.8 million in the first quarter of 2023.

(f) Represents non-cash losses from changes in the fair value of our investment in warrants and equity securities of Wallbox N.V.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2024	2023	2024	2023

Net income attributable to Generac Holdings Inc.	$59,115	$45,198	$85,347	$57,628
Net income (loss) attributable to noncontrolling interests	(62)	317	184	2,048
Net income	59,053	45,515	85,531	59,676
Amortization of intangible assets	24,791	26,393	49,541	52,216
Amortization of deferred finance costs and original issue discount	975	967	1,948	1,921
Transaction costs and other purchase accounting adjustments (a)	681	669	1,525	1,387
Loss/(gain) attributable to business or asset dispositions (b)	28	-	65	(119)
Business optimization and other charges (c)	1,140	1,760	1,626	2,860
Provision for legal, regulatory, and clean energy product charges (c)	363	-	2,898	5,800
Change in fair value of investment (c)	2,117	-	8,136	-
Tax effect of add backs	(7,520)	(7,460)	(16,445)	(14,590)
Adjusted net income	81,628	67,844	134,825	109,151
Adjusted net income (loss) attributable to noncontrolling interests	(62)	317	184	2,048
Adjusted net income attributable to Generac Holdings Inc.	$81,690	$67,527	$134,641	$107,103

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.35	$1.08	$2.22	$1.72
Weighted average common shares outstanding - diluted:	60,641,740	62,348,184	60,559,904	62,429,911

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2024, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2024, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2024 – 04/30/2024	-	$-	-	$500,000,000
05/01/2024 – 05/31/2024	164,100	$145.70	164,100	$476,091,409
06/01/2024 – 06/30/2024	195,512	$139.56	191,540	$449,390,726
Total	359,612	$142.36

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

Adoption:  On May 31, 2024, Raj Kanuru, Executive Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 shares of the Company’s common stock beginning no earlier than October 4, 2024 and until December 31, 2024.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 29, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 6, 2024