Form 10-Q
period 2024-09-30
GENERAC HOLDINGS INC.
filed 2024-11-05
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 59,497,259 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$214,177	$200,994
Accounts receivable, less allowance for credit losses of $34,489 and $33,925 at September 30, 2024 and December 31, 2023, respectively	658,649	537,316
Inventories	1,095,758	1,167,484
Prepaid expenses and other current assets	104,791	91,898
Total current assets	2,073,375	1,997,692

Property and equipment, net	639,733	598,577

Customer lists, net	166,016	184,513
Patents and technology, net	391,841	417,441
Other intangible assets, net	21,419	27,127
Tradenames, net	210,308	216,995
Goodwill	1,454,172	1,432,384
Deferred income taxes	12,179	15,532
Operating lease and other assets	217,896	203,051
Total assets	$5,186,939	$5,093,312

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$65,540	$81,769
Accounts payable	424,812	340,719
Accrued wages and employee benefits	78,209	54,970
Accrued product warranty	60,377	65,298
Other accrued liabilities	291,360	292,120
Current portion of long-term borrowings and finance lease obligations	99,176	45,895
Total current liabilities	1,019,474	880,771

Long-term borrowings and finance lease obligations	1,360,637	1,447,553
Deferred income taxes	62,260	90,012
Deferred revenue	186,465	167,008
Operating lease and other long-term liabilities	145,641	158,349
Total liabilities	2,774,477	2,743,693

Redeemable noncontrolling interests	–	6,549

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,646,420 and 73,195,055 shares issued at September 30, 2024 and December 31, 2023, respectively	736	733
Additional paid-in capital	1,115,525	1,070,386
Treasury stock, at cost, 14,149,513 and 13,057,298 shares at September 30, 2024 and December 31, 2023, respectively	(1,192,435)	(1,032,921)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,715,716	2,519,313
Accumulated other comprehensive loss	(27,987)	(15,143)
Stockholders’ equity attributable to Generac Holdings Inc.	2,409,439	2,340,252
Noncontrolling interests	3,023	2,818
Total stockholders' equity	2,412,462	2,343,070
Total liabilities and stockholders’ equity	$5,186,939	$5,093,312

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$1,173,563	$1,070,667	$3,061,033	$2,958,997
Costs of goods sold	701,294	694,880	1,896,824	1,982,290
Gross profit	472,269	375,787	1,164,209	976,707

Operating expenses:
Selling and service	145,310	117,929	382,049	334,360
Research and development	56,936	43,312	160,342	129,074
General and administrative	77,242	83,052	209,392	199,108
Amortization of intangibles	24,157	26,718	73,698	78,934
Total operating expenses	303,645	271,011	825,481	741,476
Income from operations	168,624	104,776	338,728	235,231

Other (expense) income:
Interest expense	(22,910)	(24,707)	(69,833)	(72,862)
Investment income	1,757	1,160	5,286	2,789
Change in fair value of investment	5,198	-	(2,938)	-
Loss on extinguishment of debt	(4,861)	-	(4,861)	-
Other, net	(577)	(1,167)	(1,949)	(1,664)
Total other expense, net	(21,393)	(24,714)	(74,295)	(71,737)

Income before provision for income taxes	147,231	80,062	264,433	163,494
Provision for income taxes	33,453	19,428	65,124	43,184
Net income	113,778	60,634	199,309	120,310
Net income attributable to noncontrolling interests	36	257	220	2,305
Net income attributable to Generac Holdings Inc.	$113,742	$60,377	$199,089	$118,005

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.91	$0.98	$3.29	$1.74
Weighted average common shares outstanding - basic:	59,493,640	61,368,440	59,720,597	61,552,949

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.89	$0.97	$3.25	$1.72
Weighted average common shares outstanding - diluted:	60,312,393	62,091,163	60,475,478	62,362,743

Comprehensive income attributable to Generac Holdings Inc.	$129,284	$37,041	$186,245	$141,463

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519
Unrealized loss on interest rate swaps, net of tax benefit of $3,400								(10,177)	(10,177)		(10,177)
Foreign currency translation adjustment								25,719	25,719	181	25,900
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	37,842	–	1,336						1,336		1,336
Net share settlement of restricted stock awards				(12,005)	(1,875)				(1,875)		(1,875)
Stock repurchases				(690,711)	(102,134)				(102,134)		(102,134)
Share-based compensation			13,115						13,115		13,115
Net income							113,742		113,742	36	113,778

Balance at September 30, 2024	73,646,420	$736	$1,115,525	(14,149,513)	$(1,192,435)	$(202,116)	$2,715,716	$(27,987)	$2,409,439	$3,023	$2,412,462

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized loss on interest rate swaps, net of tax benefit of $3,316								(9,925)	(9,925)		(9,925)
Foreign currency translation adjustment								(2,919)	(2,919)	54	(2,865)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	451,365	3	6,869	8,417	–				6,872		6,872
Net share settlement of restricted stock awards				(54,281)	(6,771)				(6,771)		(6,771)
Stock repurchases				(1,046,351)	(152,743)				(152,743)		(152,743)
Share-based compensation			38,270						38,270		38,270
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							199,089		199,089	151	199,240

Balance at September 30, 2024	73,646,420	$736	$1,115,525	(14,149,513)	$(1,192,435)	$(202,116)	$2,715,716	$(27,987)	$2,409,439	$3,023	$2,412,462

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 1, 2023	73,097,016	$732	$1,053,759	(10,858,348)	$(779,892)	$(202,116)	$2,363,015	$(16,216)	$2,419,282	$2,474	$2,421,756
Unrealized gain on interest rate swaps, net of tax of $(349)								1,045	1,045		1,045
Foreign currency translation adjustment								(26,443)	(26,443)	(93)	(26,536)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	11,897	–	732						732		732
Net share settlement of restricted stock awards				(5,495)	(699)				(699)		(699)
Stock repurchases				(875,580)	(100,267)				(100,267)		(100,267)
Share-based compensation			9,927						9,927		9,927
Redemption value adjustment							(46)		(46)		(46)
Net income							60,377		60,377	198	60,575

Balance at September 30, 2023	73,108,913	$732	$1,064,418	(11,739,423)	$(880,858)	$(202,116)	$2,423,346	$(41,614)	$2,363,908	$2,579	$2,366,487

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2023	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized gain on interest rate swaps, net of tax of $(772)								2,309	2,309		2,309
Foreign currency translation adjustment								21,179	21,179	(38)	21,141
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	396,713	4	2,563						2,567		2,567
Net share settlement of restricted stock awards				(45,611)	(5,496)				(5,496)		(5,496)
Stock repurchases				(875,580)	(100,267)				(100,267)		(100,267)
Share-based compensation			30,306						30,306		30,306
Payment of contingent consideration	10,943	–	15,411	466,118	33,396				48,807		48,807
Redemption value adjustment							(10,883)		(10,883)		(10,883)
Net income							118,005		118,005	743	118,748

Balance at September 30, 2023	73,108,913	$732	$1,064,418	(11,739,423)	$(880,858)	$(202,116)	$2,423,346	$(41,614)	$2,363,908	$2,579	$2,366,487

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$199,309	$120,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,236	45,215
Amortization of intangible assets	73,698	78,934
Amortization of capitalized debt fees and original issue discount	2,592	2,902
Change in fair value of investment	2,938	-
Loss on extinguishment of debt	4,861	-
Deferred income taxes	(23,546)	(18,715)
Share-based compensation expense	38,270	30,306
Gain on disposal of assets	(34)	(538)
Other noncash charges	2,904	380
Excess tax benefits from equity awards	(642)	(920)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(120,137)	(68,975)
Inventories	73,390	101,894
Other assets	(4,348)	32,175
Accounts payable	87,343	(57,866)
Accrued wages and employee benefits	22,482	10,244
Other accrued liabilities	(11,469)	(70,622)
Net cash provided by operating activities	401,847	204,724

Investing activities
Proceeds from sale of property and equipment	144	1,933
Proceeds from beneficial interests in securitization transactions	-	2,533
Contribution to tax equity investment	(1,629)	(6,627)
Purchase of long-term investments	(37,118)	(2,592)
Proceeds from sale of long-term investment	2,000	-
Expenditures for property and equipment	(83,399)	(77,718)
Acquisition of businesses, net of cash acquired	(21,784)	(15,974)
Net cash used in investing activities	(141,786)	(98,445)

Financing activities
Proceeds from short-term borrowings	29,219	49,078
Proceeds from long-term borrowings	506,465	345,384
Repayments of short-term borrowings	(48,868)	(25,910)
Repayments of long-term borrowings and finance lease obligations	(560,644)	(233,101)
Stock repurchases	(152,743)	(100,267)
Payment of debt issuance costs	(3,616)	–
Payment of contingent acquisition consideration	-	(4,979)
Payment of deferred acquisition consideration	(7,361)	-
Purchase of additional ownership interest	(9,117)	(104,844)
Taxes paid related to equity awards	(12,268)	(10,068)
Proceeds from the exercise of stock options	12,366	7,139
Net cash used in financing activities	(246,567)	(77,568)

Effect of exchange rate changes on cash and cash equivalents	(311)	91

Net increase in cash and cash equivalents	13,183	28,802
Cash and cash equivalents at beginning of period	200,994	132,723
Cash and cash equivalents at end of period	$214,177	$161,525

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

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. ("the Company") is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers. A summary of acquisitions affecting the reporting periods presented include:

●	In August 2024, the Company acquired the assets and liabilities of Ageto, LLC ("Ageto"). Ageto designs and integrates microgrid energy and control management systems and is headquartered in Fort Collins, Colorado.
●	In June 2024, the Company closed on the acquisition of the Commercial & Industrial Battery Energy Storage System ("C&I BESS") product offering from SunGrid Solutions Inc. located in Cambridge, Canada.
●	In April 2024, the Company acquired Huntington Power Equipment, Inc. ("Huntington"), headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
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

The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of the new required disclosures but do not expect the adoption of ASU 2023-07 to have a material impact on the Company's consolidated financial statements or disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2024, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

2.   Acquisitions

Fiscal 2024 Acquisitions

On August 1, 2024, the Company acquired the assets and liabilities of Ageto. Ageto designs and integrates microgrid energy and control management systems and is headquartered in Fort Collins, Colorado.

On June 26, 2024, the Company closed on the acquisition of the C&I BESS product offering from SunGrid Solutions Inc. located in Cambridge, Canada.

On April 1, 2024, the Company acquired Huntington, headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

The combined preliminary purchase price for these acquisitions is $30,449, net of cash acquired and inclusive of holdbacks and estimated contingent consideration. The Company recorded its preliminary purchase price allocation based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington will be finalized prior to June 30, 2025, while purchase accounting for Ageto will be finalized prior to September 30, 2025. There have not been any material changes to the preliminary purchase price allocation for Ageto, C&I BESS, or Huntington as of September 30, 2024.

The accompanying condensed consolidated financial statements include the results of Ageto, C&I BESS, and Huntington from their dates of acquisition through September 30, 2024. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the C&I energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for REFUstor was finalized in the first quarter of 2024 and did not result in material adjustments to the Company's preliminary estimates. The final purchase price is not material to the Company's condensed consolidated financial statements. The accompanying condensed consolidated financial statements include the results of REFUstor from the date of acquisition through September 30, 2024. Pro forma and other financial information are not presented as the effects of the REFUstor acquisition are not material to the Company's results of operations or financial position.

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

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder had a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company had a call option that may be redeemed any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price was based on a multiple of earnings, subject to the terms of the acquisition agreement. In May 2022, the Company purchased an additional 15% ownership interest in Captiva for $375, which was paid with cash on hand, bringing the Company's total ownership interest in Captiva to 66%. On April 5, 2024, the Company acquired the remaining 34% ownership interest in Captiva for $9,117.

The above redeemable noncontrolling interests were recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 13, “Earnings Per Share,” to the condensed consolidated financial statements. The following table presents the changes in the redeemable noncontrolling interest for both Captiva and Pramac:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$-	$5,688	$6,549	$110,471
Net income	-	58	58	1,728
Foreign currency translation	-	(153)	(176)	(689)
Purchase of additional ownership interest	-	-	(9,117)	(116,754)
Redemption value adjustment	-	46	2,686	10,883
Balance at end of period	$-	$5,639	$-	$5,639

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

Additionally, the Company maintains interest rate swap agreements and owns stock warrants described in more detail below.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements, which were still outstanding as of September 30, 2024.

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

The amount of losses, net of tax, recognized for the three and nine months ended September 30, 2024, was $(10,177) and $(9,925), respectively. The amount of gains, net of tax, recognized for the three and nine months ended September 30, 2023, was $1,045 and $2,309, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. ("Wallbox") to purchase 5% of its Class A common stock ("Wallbox Shares") and acquire stock warrants, which provide the rights to an incremental approximate 5% ownership in the Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024, the Company received additional warrants in connection with an additional round of funding performed by Wallbox through the Company's anti-dilution protection rights. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the condensed consolidated statements of comprehensive income.

The gain attributable to the stock warrants was $6,606 and $339 for the three and nine months ended September 30, 2024, respectively. The gain for the three months ended September 30, 2024, was primarily due to the receipt of additional warrants during the third quarter of 2024.

Fair Value

The following table presents the fair value of all the Company’s derivatives:

	September 30, 2024	December 31, 2023
Foreign currency contracts	(254)	(147)
Interest rate swaps	25,360	38,601
Stock warrants	15,584	14,862

In the condensed consolidated balance sheets, the fair value of the foreign currency contracts is included in other accrued liabilities at September 30, 2024, and December 31, 2023. The fair value of the interest rate swaps and stock warrants is included in operating lease and other assets at both September 30, 2024, and December 31, 2023. Excluding the impact of credit risk, the fair value of the derivative contracts (excluding the stock warrants) as of September 30, 2024, and December 31, 2023, is an asset of $25,930 and $39,796, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility ("Revolving Facility") borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Tranche B Term Loan borrowing, which has a net carrying value of $497,097, was $500,000 (Level 2) on  September 30, 2024. The fair value of the Tranche A Term Loan borrowing, which has a net carrying value of $719,893, was $707,438 (Level 2) on September 30, 2024. These fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable. The fair value of the Revolving Facility approximates the carrying value.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements. The fair value of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts discussed above considers the Company’s credit risk in accordance with ASC 820-10.

The fair value of the Wallbox stock warrants is classified as Level 3. The fair value of these contracts is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants received in the third quarter of 2024 and fourth quarter of 2023 expire at the earlier of when the price per share equals or exceeds $6.00 or in 2028 and 2029, respectively. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities consist of Wallbox Shares. During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares, increasing its ownership interest to 38,096,057 Wallbox Shares as of September 30, 2024. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange ("NYSE") on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $46,477 and $17,213 as of September 30, 2024, and December 31, 2023, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The loss recognized on the Wallbox Shares was $(1,408) and $(3,277) for the three and nine months ended September 30, 2024, respectively.

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

The fair value of contingent consideration for Chilicon Power LLC ("Chilicon"), Pramac, and Ageto as of September 30, 2024, and for Chilicon and Pramac as of December 31, 2023, was $45,407 and $38,937, respectively. The contingent consideration period for Chilicon extends through December 31, 2028, while the contingent consideration period for Pramac extends through December 31, 2025. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration capable of being earned as of August 1, 2025, August 1, 2026, and August 1, 2027. The current portion of contingent consideration is reported in other accrued liabilities and the non-current portion is reported in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2024	$38,937
Changes in fair value	-
Additional contingent consideration	5,911
Present value interest accretion	559
Ending balance, September 30, 2024	$45,407

6.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three and nine months ended September 30, 2024 and 2023, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2024	$(72,220)		$28,691		$(43,529)
Other comprehensive income (loss)	25,719	(1)	(10,177)	(2)	15,542
Ending Balance – September 30, 2024	$(46,501)		$18,514		$(27,987)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2023	$(53,923)		$37,707		$(16,216)
Other comprehensive income (loss)	(26,443)	(3)	1,045	(4)	(25,398)
Ending Balance – September 30, 2023	$(80,366)		$38,752		$(41,614)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(2,919)	(5)	(9,925)	(6)	(12,844)
Ending Balance – September 30, 2024	$(46,501)		$18,514		$(27,987)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Other comprehensive income (loss)	21,179	(7)	2,309	(8)	23,488
Ending Balance – September 30, 2023	$(80,366)		$38,752		$(41,614)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months ended September 30, 2024, particularly the Euro and British Pound.
(2)	Represents unrealized losses of $(13,577) on the interest rate swaps, net of tax effect of $3,400, for the three months ended September 30, 2024.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(4)	Represents unrealized gains of $1,394 on the interest rate swaps, net of tax effect of $(349) for the three months ended September 30, 2023.
(5)	Represents a slightly unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2024, particularly the Euro.
(6)	Represents unrealized losses of $(13,241) on the interest rate swaps, net of tax effect of $3,316 for the nine months ended September 30, 2024.
(7)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2023, particularly the Euro, British Pound, and Mexican Peso.
(8)	Represents unrealized gains of $3,081 on the interest rate swaps, net of tax effect of $(772) for the nine months ended September 30, 2023.

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

	Net Sales by Reportable Segment
	Three Months Ended September 30, 2024
Product Classes	Domestic	International	Total
Residential products	$701,781	$21,006	$722,787
Commercial & industrial products	199,339	128,617	327,956
Other	110,227	12,593	122,820
Total net sales	$1,011,347	$162,216	$1,173,563

	Net Sales by Reportable Segment
	Three Months Ended September 30, 2023
Product Classes	Domestic	International	Total
Residential products	$539,775	$25,312	$565,087
Commercial & industrial products	238,212	146,321	384,533
Other	108,378	12,669	121,047
Total net sales	$886,365	$184,302	$1,070,667

	Net Sales by Reportable Segment
	Nine Months Ended September 30, 2024
Product Classes	Domestic	International	Total
Residential products	$1,629,100	$61,036	$1,690,136
Commercial & industrial products	606,147	419,948	1,026,095
Other	305,995	38,807	344,802
Total net sales	$2,541,242	$519,791	$3,061,033

	Net Sales by Reportable Segment
	Nine Months Ended September 30, 2023
Product Classes	Domestic	International	Total
Residential products	$1,389,112	$93,426	$1,482,538
Commercial & industrial products	700,941	430,935	1,131,876
Other	305,239	39,344	344,583
Total net sales	$2,395,292	$563,705	$2,958,997

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell the product to the end consumer, including installation and maintenance services. In some cases, residential products are sold directly to the end consumer. Substantially all of the residential products' revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction ("EPC") companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold directly to the end customer. Substantially all of the C&I products' revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to the Company's distribution partners, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain installation and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed.

The following table sets forth total sales by reportable segment and is inclusive of intersegment sales:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$1,011,347	$162,216	$-	$1,173,563	$886,365	$184,302	$-	$1,070,667
Intersegment sales	8,853	4,485	(13,338)	-	7,640	23,293	(30,933)	-
Total sales	$1,020,200	$166,701	$(13,338)	$1,173,563	$894,005	$207,595	$(30,933)	$1,070,667

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Domestic	International	Eliminations	Total	Domestic	International	Eliminations	Total
External net sales	$2,541,242	$519,791	$-	$3,061,033	$2,395,292	$563,705	$-	$2,958,997
Intersegment sales	26,571	18,127	(44,698)	-	33,960	84,078	(118,038)	-
Total sales	$2,567,813	$537,918	$(44,698)	$3,061,033	$2,429,252	$647,783	$(118,038)	$2,958,997

Management evaluates the performance of its segments based primarily on Adjusted EBITDA, which is reconciled to Income before provision for income taxes below. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements.

	Adjusted EBITDA by Reportable Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$211,567	$160,270	$450,416	$331,134
International	20,298	28,332	73,371	94,088
Total Adjusted EBITDA	$231,865	$188,602	$523,787	$425,222

Interest expense	(22,910)	(24,707)	(69,833)	(72,862)
Depreciation and amortization	(43,152)	(42,951)	(127,934)	(124,149)
Non-cash write-down and other adjustments (1)	(468)	(2,055)	(2,863)	5,257
Non-cash share-based compensation expense (2)	(13,115)	(9,927)	(38,270)	(30,306)
Transaction costs and credit facility fees (3)	(1,337)	(921)	(4,029)	(3,161)
Business optimization and other charges (4)	(1,564)	(5,291)	(3,190)	(8,151)
Provision for legal, regulatory, and clean energy product charges (5)	(2,382)	(22,113)	(5,280)	(27,913)
Change in fair value of investment (6)	5,198	-	(2,938)	-
Loss on extinguishment of debt (7)	(4,861)	-	(4,861)	-
Other	(43)	(575)	(156)	(443)
Income before provision for income taxes	$147,231	$80,062	$264,433	$163,494

(1)	Includes gains/(losses) on dispositions of assets other than in the ordinary course of business, gains/(losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(2)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(3)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's Amended Credit Agreement.
(4)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(5)

Represents the following significant and unusual charges not indicative of our ongoing operations:
•  A provision for judgments, settlements, and legal expenses related to certain patent and securities lawsuits - $2,382 in the third quarter of 2024; $4,915 year-to-date 2024; and $22,113 in the third quarter of 2023.

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

(6)	Represents non-cash gains/(losses) from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(7)	Represents fees paid to creditors and the write-off of the unamortized original issue discount and deferred financing costs in connection with the refinancing of the Company's Tranche B Term Loan Facility.

The Company’s sales in the U.S. represented approximately 83% and 79% of total sales for the three months ended September 30, 2024 and 2023, respectively. The Company’s sales in the U.S. represented approximately 79% and 77% of total sales for the nine months ended September 30, 2024 and 2023, respectively. Approximately 75% and 74% of the Company’s identifiable long-lived assets were located in the U.S. on  September 30, 2024, and December 31, 2023, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2024	2023
Raw material	$644,971	$677,428
Work-in-process	9,402	10,877
Finished goods	441,385	479,179
Total	$1,095,758	$1,167,484

Property and equipment consists of the following:

	September 30,	December 31,
	2024	2023
Land and improvements	$24,801	$22,556
Buildings and improvements	330,765	298,483
Machinery and equipment	294,434	271,879
Dies and tools	47,896	45,998
Vehicles	13,558	11,411
Office & information technology equipment and internal use software	210,482	185,601
Leasehold improvements	9,617	8,772
Construction in progress	87,068	98,083
Gross property and equipment	1,018,621	942,783
Accumulated depreciation	(378,888)	(344,206)
Total	$639,733	$598,577

Total property and equipment includes finance leases of $84,766 and $68,079 on  September 30, 2024, and  December 31, 2023, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$106,279	$122,222	$116,408	$138,011
Payments	(23,050)	(24,427)	(65,130)	(76,069)
Provision for warranty issued	22,755	18,136	54,804	51,353
Changes in estimates for pre-existing warranties	1,458	3,630	1,360	6,266
Balance at end of period	$107,442	$119,561	$107,442	$119,561

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$171,702	$140,922	$155,870	$132,813
Deferred revenue contracts issued	15,169	10,615	45,042	30,774
Amortization of deferred revenue contracts	(7,577)	(6,414)	(21,618)	(18,464)
Balance at end of period	$179,294	$145,123	$179,294	$145,123

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  September 30, 2024 is as follows:

Remainder of 2024	$7,902
2025	33,387
2026	33,804
2027	29,451
2028	23,149
After 2028	51,601
Total	$179,294

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2024	2023
Product warranty liability
Current portion - accrued product warranty	$60,377	$65,298
Long-term portion - other long-term liabilities	47,065	51,110
Total	$107,442	$116,408

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$32,797	$28,203
Long-term portion - deferred revenue	146,497	127,667
Total	$179,294	$155,870

10.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $19,881 and $19,173 on  September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 the Company recognized revenue of $16,104 related to amounts included in the December 31, 2023, customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $65,540 and $81,769, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2024	2023
Tranche A Term Loan Facility	$721,875	$745,313
Tranche B Term Loan Facility	500,000	530,000
Original issue discount and capitalized debt fees	(8,853)	(12,685)
Revolving Facility	150,000	150,000
Finance lease obligation	90,622	71,308
Other	6,169	9,512
Total	1,459,813	1,493,448
Less: current portion of debt	53,193	42,110
Less: current portion of finance lease obligation	45,983	3,785
Total long-term borrowings and finance lease obligations	$1,360,637	$1,447,553

The Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments maturing at the end of each quarter commencing September 2023, with a balloon payment due June 2027. The Tranche B Term Loan Facility matures on July 3, 2031, and is repayable in installments maturing at the end of each quarter commencing September 2024, with a balloon payment due July 2031. Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on  September 30, 2024, are as follows:

	Tranche A Term Loan Facility	Tranche B Term Loan Facility	Revolving Facility	Total
2024	$9,375	$2,500	$-	$11,875
2025	46,875	5,000	-	51,875
2026	65,625	5,000	-	70,625
2027	600,000	5,000	150,000	755,000
2028	-	5,000	-	5,000
2029	-	5,000	-	5,000
2030	-	5,000	-	5,000
2031	-	467,500	-	467,500
Total	$721,875	$500,000	$150,000	$1,371,875

The Company’s credit agreements originally provided for a $1,200,000 Tranche B Term Loan Facility (“original Term Loan B Facility”) and included a $300,000 uncommitted incremental term loan on that facility. After several amendments, the original Term Loan B Facility bore interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, and was scheduled to mature on December 13, 2026.

In July 2024, the Company extinguished the $530,000 balance then outstanding under the former Tranche B Term Loan Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031. The new Tranche B Term Loan Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs. Additionally, the Company wrote-off the unamortized deferred financing costs related to the former Tranche B Term Loan Facility of $4,236 and expensed $625 of fees paid to creditors as a loss on extinguishment of debt. The new Tranche B Term Loan Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 6.95% combined rate as of September 30, 2024.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2024, the Company’s net secured leverage ratio was 1.70 to 1.00, and the Company was in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, the Company amended and restated its existing credit agreements ("Amended Credit Agreement") resulting in a new term loan A facility in an aggregate principal amount of $750,000 ("Tranche A Term Loan Facility"), established a new $1,250,000 Revolving Facility, and replaced all LIBOR provisions with SOFR provisions. The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%, resulting in a 6.93% combined interest rate for the Tranche A Term Loan Facility and Revolving Facility as of September 30, 2024.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2024, the Company’s total leverage ratio was 1.79 to 1.00, and the Company's interest coverage ratio was 8.69 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2024.

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

As of September 30, 2024, there was $150,000 outstanding under the Revolving Facility, leaving $1,099,203 of unused capacity, net of outstanding letters of credit.

See Note 5, "Derivative Instruments and Hedging Activities" and Item 7A of the Annual Report on Form 10-K for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense on outstanding borrowings.

12.   Stock Repurchase Program

In  July 2022, the Company's Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaces the prior share repurchase program, which had $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the third quarter of 2024, the Company repurchased 690,711 shares of common stock for $102,134. During the second quarter of 2024, the Company repurchased 355,640 shares of common stock for $50,609. There were no share repurchases under the program during the first quarter of 2024. During the third quarter of 2023, the Company repurchased 875,580 shares of common stock for $100,267. There were no share repurchases during the first and second quarters of 2023. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income attributable to Generac Holdings Inc.	$113,742	$60,377	$199,089	$118,005
Redeemable noncontrolling interest redemption value adjustment	-	(46)	(2,686)	(10,883)
Net income attributable to common shareholders	$113,742	$60,331	$196,403	$107,122

Denominator
Weighted average shares, basic	59,493,640	61,368,440	59,720,597	61,552,949
Dilutive effect of stock compensation awards (1)	818,753	722,723	754,881	809,794
Weighted average shares, dilutive	60,312,393	62,091,163	60,475,478	62,362,743

Net income attributable to common shareholders per share
Basic	$1.91	$0.98	$3.29	$1.74
Diluted	$1.89	$0.97	$3.25	$1.72

(1) Excludes approximately 430,000 and 440,000 stock options and restricted stock awards for the three months and nine months ended September 30, 2024, respectively, and 370,000 and 344,000 stock options and restricted stock awards for the three months and nine months ended September 30, 2023, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2024 and 2023 were24.6% and 26.4%, respectively. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period which did not repeat in the current year.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement on September 30, 2024, and December 31, 2023, was $146,366 and $158,028, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy ("PHS") filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly-owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred. The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee has not yet taken further action in this lawsuit. Generac Power intends to vigorously defend against the claims in the complaint, in whichever forum they may proceed.

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

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan, as a result of which the Company became aware of an enforcement investigation by the U.S. Department of Justice ("DOJ"). The subpoena requests similar documents and information provided by the Company to the U.S. Environmental Protection Agency ("EPA") and the California Air Resource Board ("CARB") in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020. On October 2, 2024, the Company received additional information from the EPA that could increase the number of portable generators under review by the EPA by approximately 4,850 (not in thousands) if certain emissions certifications for 2020 are voided. The Company is cooperating with the DOJ, EPA and CARB regarding these topics and related requests.

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

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Inc. ("ecobee") in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. Following an October 5, 2023 jury verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents, on March 1, 2024, the trial court entered judgment against ecobee for $11,500, as well as an award of prejudgment and post-judgment interest. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment interest. ecobee has appealed the trial court’s judgment to the Court of Appeals for the Federal Circuit and that appeal is currently pending.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. After a court granted Generac Power’s motion to compel arbitration, Spartronics filed a demand for arbitration of its claims. Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronic's purchasing practices, and is pursuing a counterclaim in connection with the arbitration.

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

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida. Case No. 24-cv-02412. The complaint alleges that home standby generators manufactured or sold to consumers from 2021-2024 contain a latent defect that may cause the generator to malfunction. Plaintiffs assert breaches of warranty, tort-based, statutory, and unjust enrichment claims relating to the sale and performance of home standby generators. The Company disputes the allegations and intends to vigorously defend against the claims in the complaint, including that the case should not proceed as a class action.

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

16. Subsequent Events

On October 1, 2024, the Company purchased legal entities that primarily owned manufacturing and office buildings in Casole d’Elsa, Italy as their main operation for approximately 35,000 Euro. Prior to the purchase, these buildings were leased to the Company. The lease was remeasured in the third quarter of 2024 to reflect the purchase price.

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

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products serving the residential, light commercial, and industrial markets. Generac introduced the first affordable backup generator and later commercialized the automatic home standby generator category. The Company has continued to expand its energy technology offerings in its mission to lead the evolution to more resilient, efficient, and sustainable energy solutions around the world.

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

●	Emergence of cleaner alternative fuels: natural gas as compared to diesel, and other alternative fuels, are important elements in the transition to a lower-carbon global energy supply.
●	Growing investment in global infrastructure creating new opportunities: Upgrading of aging and underinvested legacy systems including transportation, power, healthcare and elderly care; along with expanding investment for increasingly critical technology infrastructure including data centers, telecom and EV charging.

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

Energy-as-a-Service models, “beyond standby” applications, and energy services open new market opportunities. We expect the evolution of the traditional electrical utility model toward decarbonized, digitized, and decentralized solutions will continue to drive the need for grid operators to access and control DERs. This will require highly intelligent software platforms that are able to optimize an increasingly complex supply and demand equation, such as our Concerto Distributed Energy Resource Management System ("DERMS") software platform. Additionally, growing interest in our C&I products across a variety of “beyond standby” applications is driving an increase in demand for subscription-like models for end customers, in which Generac will partner with third parties to deliver resiliency solutions that are also able to contribute to grid stability with minimal upfront capital outlays. We also believe that we can gain share in the C&I “behind the meter” energy storage market, including microgrid applications that require advanced system-level controls. The significant advancements made in recent years in the connectivity of our products are core to these newer capabilities, which play a key role in the evolution of Generac into an energy technology solutions company.

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, in comparison to diesel in the C&I market, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, which we believe will continue to grow at a faster rate than traditional diesel fueled generators. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids, and overall use as a distributed energy resource in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators.

Increasingly critical nature and growing power consumption of digital infrastructure. As the number of “connected” devices continues to rapidly increase and wireless networks are considered critical infrastructure in the United States, network reliability and up-time are necessary for our increasingly connected society. This will require highly resilient cell tower sites across the network, and therefore necessitates the need for backup power sources on site at these cell towers. Generac is the leading supplier of backup power to the telecommunications market in the United States, where approximately half of all existing tower sites have yet to be "hardened" with backup power. As more mission-critical data is transmitted over wireless networks, we believe this penetration rate must increase considerably to maintain a higher level of reliability across the network. We have relationships with key Tier 1 carriers and tower companies globally, in addition to having the distribution partners to provide service support to the global market. We believe these factors coupled with Generac’s ability to customize solutions to each customer’s needs help us to maintain our strength within the global telecommunications market.

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

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net sales	$1,173,563	$1,070,667	$102,896	9.6%
Costs of goods sold	701,294	694,880	6,414	0.9%
Gross profit	472,269	375,787	96,482	25.7%
Operating expenses:
Selling and service	145,310	117,929	27,381	23.2%
Research and development	56,936	43,312	13,624	31.5%
General and administrative	77,242	83,052	(5,810)	-7.0%
Amortization of intangible assets	24,157	26,718	(2,561)	-9.6%
Total operating expenses	303,645	271,011	32,634	12.0%
Income from operations	168,624	104,776	63,848	60.9%
Total other expense, net	(21,393)	(24,714)	3,321	13.4%
Income before provision for income taxes	147,231	80,062	67,169	83.9%
Provision for income taxes	33,453	19,428	14,025	72.2%
Net income	113,778	60,634	53,144	87.6%
Net income attributable to noncontrolling interests	36	257	(221)	-86.0%
Net income attributable to Generac Holdings Inc.	$113,742	$60,377	$53,365	88.4%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$1,011,347	$886,365	$124,982	14.1%
International	162,216	184,302	(22,086)	-12.0%
Total net sales	$1,173,563	$1,070,667	$102,896	9.6%

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$1,011,347	$8,853	$1,020,200	$886,365	$7,640	$894,005
International	162,216	4,485	166,701	184,302	23,293	207,595
Intercompany elimination	-	(13,338)	(13,338)	-	(30,933)	(30,933)
Total net sales	$1,173,563	$-	$1,173,563	$1,070,667	$-	$1,070,667

	Adjusted EBITDA by Reportable Segment
	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Domestic	$211,567	$160,270	$51,297	32.0%
International	20,298	28,332	(8,034)	-28.4%
Total Adjusted EBITDA	$231,865	$188,602	$43,263	22.9%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$722,787	$565,087	$157,700	27.9%
Commercial & industrial products	327,956	384,533	(56,577)	-14.7%
Other	122,820	121,047	1,773	1.5%
Total net sales	$1,173,563	$1,070,667	$102,896	9.6%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 14% to $1,020.2 million in the three months ended September 30, 2024, as compared to $894.0 million in the prior-year third quarter, including a slight benefit from acquisitions. This was primarily driven by strong shipments of home standby and portable generators, as well as continued growth in C&I product sales to industrial distributors, partially offset by lower C&I product shipments for telecom, rental, and “beyond standby” applications.

International segment total sales (including inter-segment sales) decreased 20% to $166.7 million in the three months ended September 30, 2024, as compared to $207.6 million in the prior-year third quarter, including a slight unfavorable impact from foreign currency. The total sales decline was primarily due to lower inter-segment sales related to softness in the telecom market and a decline in shipments of portable generators and C&I products in Europe due to weaker market conditions.

In addition, total contribution from non-annualized acquisitions for the third quarter of 2024 was $4.5 million for the domestic segment.

Gross profit.   Gross profit margin for the third quarter of 2024 was 40.2%, as compared to 35.1% in the prior-year third quarter. The increase in gross margin was primarily driven by favorable sales mix given stronger home standby shipments and lower input costs.

Operating Expenses.   Operating expenses increased $32.6 million, or 12.0%, as compared to the prior-year third quarter. The growth in operating expenses was primarily driven by increased employee costs to support future growth, additional marketing spend to drive incremental awareness for our products, and higher variable expenses and incentive compensation given higher shipment volumes and profitability. This was partially offset by a $22.1 million provision for certain legal matters recorded in the prior year which did not repeat in the current year (see Note 15, “Commitments and Contingencies” for additional information).

Other Expense.   The decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings and lower interest rates compared to the prior-year third quarter. Additionally, during the third quarter of 2024, we recognized a gain on the change in fair value of our investment in warrants and equity securities of Wallbox of $5.2 million, partially offset by a loss on extinguishment of debt of $4.9 million related to the refinancing of our Tranche B Term Loan Facility.

Provision for income taxes.   Provision for income taxes for the third quarter of 2024 was $33.5 million, or an effective tax rate of 22.7%, as compared to $19.4 million, or a 24.3% effective tax rate, for the prior-year third quarter. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior year quarter that did not repeat in the current year quarter.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the third quarter of 2024 was $113.7 million compared to $60.4 million in the prior-year third quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the third quarter of 2024 was $211.6 million, or 20.7% of domestic segment total sales, as compared to $160.3 million, or 17.9% of total sales, in the prior-year third quarter. This margin improvement was primarily due to favorable sales mix and lower input costs, partially offset by higher operating expense investments to support future growth initiatives.

Adjusted EBITDA for the international segment in the third quarter of 2024, before deducting for non-controlling interests, was $20.3 million, or 12.2% of international segment total sales, as compared to $28.3 million, or 13.6% of total sales, in the prior-year third quarter. This margin decline was primarily due to reduced operating leverage on lower shipments during the quarter.

Adjusted Net Income.   Adjusted Net Income in the third quarter of 2024 was $135.6 million compared to $101.9 million in the prior-year third quarter. This increase was primarily driven by higher net income in the current period as outlined above, partially offset by certain add backs as detailed in "Non-GAAP Measures"

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net sales	$3,061,033	$2,958,997	$102,036	3.4%
Costs of goods sold	1,896,824	1,982,290	(85,466)	-4.3%
Gross profit	1,164,209	976,707	187,502	19.2%
Operating expenses:
Selling and service	382,049	334,360	47,689	14.3%
Research and development	160,342	129,074	31,268	24.2%
General and administrative	209,392	199,108	10,284	5.2%
Amortization of intangible assets	73,698	78,934	(5,236)	-6.6%
Total operating expenses	825,481	741,476	84,005	11.3%
Income from operations	338,728	235,231	103,497	44.0%
Total other expense, net	(74,295)	(71,737)	(2,558)	-3.6%
Income before provision for income taxes	264,433	163,494	100,939	61.7%
Provision for income taxes	65,124	43,184	21,940	50.8%
Net income	199,309	120,310	78,999	65.7%
Net income attributable to noncontrolling interests	220	2,305	(2,085)	-90.5%
Net income attributable to Generac Holdings Inc.	$199,089	$118,005	$81,084	68.7%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$2,541,242	$2,395,292	$145,950	6.1%
International	519,791	563,705	(43,914)	-7.8%
Total net sales	$3,061,033	$2,958,997	$102,036	3.4%

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$2,541,242	$26,571	$2,567,813	$2,395,292	$33,960	$2,429,252
International	519,791	18,127	537,918	563,705	84,078	647,783
Intercompany elimination	-	(44,698)	(44,698)	-	(118,038)	(118,038)
Total net sales	$3,061,033	$-	$3,061,033	$2,958,997	$-	$2,958,997

	Adjusted EBITDA by Reportable Segment
	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Domestic	$450,416	$331,134	$119,282	36.0%
International	73,371	94,088	(20,717)	-22.0%
Total Adjusted EBITDA	$523,787	$425,222	$98,565	23.2%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$1,690,136	$1,482,538	$207,598	14.0%
Commercial & industrial products	1,026,095	1,131,876	(105,781)	-9.3%
Other	344,802	344,583	219	0.1%
Total net sales	$3,061,033	$2,958,997	$102,036	3.4%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 6% to $2,567.8 million in the nine months ended September 30, 2024, as compared to $2,429.3 million in the prior-year comparable period, including a slight benefit from acquisitions. Higher home standby and portable generator shipments were partially offset by lower C&I product shipments for telecom, rental, and "beyond standby" applications.

International segment total sales (including inter-segment sales) decreased 17% to $537.9 million in the nine months ended September 30, 2024, as compared to $647.8 million in the prior-year comparable period, including a slight benefit from foreign currency and acquisitions. The total sales decline for the segment was primarily driven by lower inter-segment sales related to softness in the telecom market and a decline in shipments of portable generators and C&I products in Europe due to weaker market conditions.

In addition, total contribution from non-annualized acquisitions for the nine months ended September 30, 2024, was $8.4 million, including $7.3 million for the domestic segment and $1.1 million for the international segment.

Gross profit.  Gross profit margin for the nine months ended September 30, 2024, was 38.0%, as compared to 33.0% in the prior-year comparable period. The increase in gross profit margin was primarily driven by favorable sales mix, including higher home standby generator sales, and the realization of lower cost of goods sold.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2024, increased by $84.0 million, or 11.3%, as compared to the prior-year comparable period. The operating expenses in the current period include $4.9 million of charges related to certain legal matters (see Note 15, “Commitments and Contingencies” for additional information). The operating expenses in the prior-year comparable period include $22.1 million of charges related to certain legal matters referenced previously and a $5.8 million provision for a matter with the CPSC (see Note 15, "Commitments and Contingencies" for additional information). The remaining growth in operating expenses was primarily driven by increased employee costs to support future growth and higher marketing spend to drive incremental awareness for our products, and higher variable expenses and incentive compensation given higher shipment volumes and profitability.

Other Expense.  The increase in other expense, net for the nine months ended September 30, 2024, was driven primarily by a $4.9 million loss on extinguishment of debt and a $2.9 million expense for the change in fair value of our investment in warrants and equity securities of Wallbox. This was partially offset by an increase of $2.5 million in investment income driven by higher interest rates on cash invested and a decrease of $3.0 million in interest expense driven by decreased borrowings compared to the prior-year comparable period.

Provision for income taxes.   Provision for income taxes for the nine months ended September 30, 2024, was $65.1 million, or an effective tax rate of 24.6%, as compared to $43.2 million, or a 26.4% effective tax rate in the prior-year comparable period. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period which did not repeat in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. for the nine months ended September 30, 2024, was $199.1 million as compared to $118.0 million in the prior-year comparable period. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.    Adjusted EBITDA for the domestic segment in the nine months ended September 30, 2024, was $450.4 million or 17.5% of total domestic segment sales as compared to $331.1 million or 13.6% in the prior-year comparable period. This margin improvement was primarily driven by favorable sales mix and the realization of lower cost of goods sold, partially offset by higher operating expense investments to support future growth initiatives.

Adjusted EBITDA for the international segment in the nine months ended September 30, 2024, before deducting for non-controlling interests, was $73.4 million, or 13.6% of international segment total sales, as compared to $94.1 million or 14.5% of total sales, in the prior-year comparable period. This margin decrease was primarily due to reduced operating leverage on lower shipments during the nine-month period.

Adjusted Net Income.    Adjusted Net Income in the nine months ended September 30, 2024, was $270.2 million compared to $209.1 million in the prior-year comparable period. This increase was primarily driven by higher net income in the current period as outlined above, partially offset by certain add backs as detailed in "Non-GAAP Measures".

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

Our credit agreements originally provided for a $1,200.0 million Tranche B Term Loan Facility (“original Term Loan B Facility”) and included a $300.0 million uncommitted incremental term loan on that facility. The original Term Loan B Facility initially bore interest at rates based on either a base rate plus an applicable margin of 1.75% or adjusted LIBOR rate plus an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%. After several amendments, the previous Term Loan B Facility bore interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%.

In July 2024, we extinguished the $530.0 million balance then outstanding under the former Tranche B Term Loan Facility and replaced it with a new $500.0 million Tranche B Term Loan Facility maturing on July 3, 2031. The new Tranche B Term Loan Facility continues to include a $300.0 million uncommitted incremental term loan on that facility. In accordance with ASC 470-50, we capitalized $3.0 million of debt issuance costs. Additionally, we wrote-off the unamortized deferred financing costs related to the former Tranche B Term Loan Facility of $4.3 million and expensed $0.6 million of fees paid to creditors as a loss on extinguishment of debt. As of September 30, 2024, the Tranche B Term Loan Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 6.95% combined rate as of September 30, 2024.

The Tranche B Term Loan Facility does not require an Excess Cash Flow payment (as defined in our Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2024, our net secured leverage ratio was 1.70 to 1.00, and we were in compliance with all covenants of the Tranche B Term Loan Facility. There are no financial maintenance covenants on the Tranche B Term Loan Facility.

In June 2022, we amended and restated our existing credit agreements ("Amended Credit Agreement") resulting in a new term loan A facility in an aggregate principal amount of $750.0 million ("Tranche A Term Loan Facility"), established a new $1,250.0 million Revolving Facility, and replaced all LIBOR provisions with SOFR provisions. The Tranche A Term Loan Facility and the Revolving Facility initially bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%, resulting in a 6.93% combined interest rate for the Tranche A Term Loan Facility and Revolving Facility as of September 30, 2024.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00 as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2024, our total leverage ratio was 1.79 to 1.00, and our interest coverage ratio was 8.69 to 1.00. We were also in compliance with all other covenants of the Amended Credit Agreement as of September 30, 2024.

The Tranche B Term Loan Facility, Tranche A Term Loan Facility and Revolving Facility are guaranteed by substantially all of our wholly-owned domestic restricted subsidiaries and are secured by associated collateral agreements which pledge a first priority lien on virtually all of our assets, including fixed assets and intangibles, cash, trade accounts receivable, inventory, and other current assets and proceeds thereof.

As of September 30, 2024, there was $150.0 million outstanding under the Revolving Facility, leaving $1,099.2 million of unused capacity, net of outstanding letters of credit.

The Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in installments maturing at the end of each quarter commencing September 2023, with a balloon payment due June 2027. The Tranche B Term Loan Facility matures on July 3, 2031, and is repayable in installments maturing at the end of each quarter commencing September 2024, with a balloon payment due July 2031. Maturities of our Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on September 30, 2024, are as follows:

2024	$11,875
2025	51,875
2026	70,625
2027	755,000
2028	5,000
2029	5,000
2030	5,000
2031	467,500
Total	$1,371,875

As of September 30, 2024, we had total liquidity of $1,313.4 million which consists of $214.2 million of cash and cash equivalents and $1,099.2 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides the flexibility to continue to invest in future growth opportunities.

In July 2022, our Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the following 24 months. The new program replaces the prior share repurchase program, which had $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the third quarter of 2024, we repurchased 690,711 shares of our common stock for $102.1 million. During the second quarter of 2024, we repurchased 355,640 shares of our common stock for $50.6 million. There were no share repurchases under the program during the first quarter of 2024. During the third quarter of 2023, we repurchased 875,580 shares of our common stock for $100.3 million. There were no share repurchases during the first and second quarters of 2023. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 12% and 17% of net sales for the nine months ended September 30, 2024 and 2023, respectively. The amount financed by dealers which remained outstanding was $146.4 million and $158.0 million as of September 30, 2024, and December 31, 2023, respectively.

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

Cash Flow

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change

Net cash provided by operating activities	$401,847	$204,724	$197,123	96.3%
Net cash used in investing activities	(141,786)	(98,445)	(43,341)	-44.0%
Net cash (used in) provided by financing activities	(246,567)	(77,568)	(168,999)	-217.9%
Effect of exchange rate changes on cash and cash equivalents	(311)	91	(402)	-441.8%
Net increase in cash and cash equivalents	$13,183	$28,802	$(15,619)	-607.4%

The increase in operating cash flows for the nine months ended September 30, 2024, was primarily driven by higher operating earnings coupled with a decrease in working capital in the current year period and an increase in working capital in the prior-year comparable period.

The $141.8 million net cash used in investing activities for the nine months ended September 30, 2024, primarily represents cash payments of $83.4 million related to the purchase of property and equipment, $21.8 million for the acquisitions of Huntington, C&I BESS, and Ageto, $1.6 million for a tax equity investment, and $35 million for an incremental minority investment in Wallbox.

The $98.4 million net cash used in investing activities for the nine months ended September 30, 2023, primarily represents cash payments of $77.7 million related to the purchase of property and equipment, $16.0 million for the acquisition of REFUstor, and $6.6 million for a tax equity investment.

The $246.6 million net cash used in financing activities for the nine months ended September 30, 2024, primarily represents proceeds of $29.2 million from short-term borrowings, $506.5 million from long-term borrowings, and $12.4 million from the exercise of stock options. These cash proceeds were more than offset by $609.5 million of debt repayments ($48.9 million of short-term borrowings and $560.6 million of long-term borrowings and finance lease obligations), $152.7 million of share repurchases, a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment and $1.4 million payment of deferred acquisition consideration related to our Chilicon and Blue Pillar acquisitions, respectively, $12.3 million for taxes paid related to equity awards, and a $3.6 million of payments for debt issuance costs related to our Tranche B Term Loan Facility refinancing.

The $77.6 million net cash used in financing activities for the nine months ended September 30, 2023, primarily represents proceeds of $345.4 million from long-term borrowings, $49.1 million from short-term borrowings, and $7.1 million from the exercise of stock options. These cash proceeds were more than offset by $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $100.3 million used for stock repurchases, $259.0 million of debt repayments ($25.9 million of short-term borrowings and $233.1 million of long-term borrowings and finance lease obligations), $10.1 million of taxes paid related to equity awards, and $5.0 million for payment of contingent acquisition consideration.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 21, 2024, filing of our Annual Report on Form 10-K for the year ended December 31, 2023, and September 30, 2024, except for the changes in outstanding borrowings and interest rates as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we provide the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, certain transaction costs and credit facility fees, business optimization expenses, provision for certain legal and regulatory charges, certain specific provisions, mark-to-market gains and losses on a minority investment, and Adjusted EBITDA attributable to noncontrolling interests, as set forth in the reconciliation table below. The computation of Adjusted EBITDA is based primarily on the definition included in our Credit Agreement.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2024	2023	2024	2023

Net income attributable to Generac Holdings Inc.	$113,742	$60,377	$199,089	$118,005
Net income attributable to noncontrolling interests	36	257	220	2,305
Net income	113,778	60,634	199,309	120,310
Interest expense	22,910	24,707	69,833	72,862
Depreciation and amortization	43,152	42,951	127,934	124,149
Provision for income taxes	33,453	19,428	65,124	43,184
Non-cash write-down and other adjustments (a)	468	2,055	2,863	(5,257)
Non-cash share-based compensation expense (b)	13,115	9,927	38,270	30,306
Transaction costs and credit facility fees (c)	1,337	921	4,029	3,161
Business optimization and other charges (d)	1,564	5,291	3,190	8,151
Provision for legal, regulatory, and clean energy product charges (e)	2,382	22,113	5,280	27,913
Change in fair value of investment (f)	(5,198)	-	2,938	-
Loss on extinguishment of debt (g)	4,861	-	4,861	-
Other	43	575	156	443
Adjusted EBITDA	231,865	188,602	523,787	425,222
Adjusted EBITDA attributable to noncontrolling interests	81	493	521	4,146
Adjusted EBITDA attributable to Generac Holdings Inc.	$231,784	$188,109	$523,266	$421,076

(a)  Represents the following non-cash charges, gains, and other adjustments: (gains)/losses on the disposition of assets other than in the ordinary course of business, (gains)/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments. We believe that adjusting net income for these items is useful for the following reasons:

•

The (gains)/losses on disposals of assets and sales of certain investments result from the sale of assets that are no longer useful in our business and therefore represent (gains)/losses that are not from our core operations.

•

The adjustments for unrealized mark-to-market (gains)/losses on commodity contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of comprehensive income and cash flows to capture the full effect of these contracts on our operating performance.

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

(e)  Represents the following significant and unusual charges not indicative of our ongoing operations:

   •  A provision for judgments, settlements, and legal expenses related to certain patent and securities lawsuits - $2.4 million in the third quarter of 2024; $4.9 million year-to-date 2024; and $22.1 million in the third quarter of 2023.
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

(f) Represents non-cash (gains)/losses from changes in the fair value of our investment in Wallbox warrants and equity securities.

(g) Represents fees paid to creditors and the write-off of the unamortized original issue discount and deferred financing costs in connection with the refinancing of our Tranche B Term Loan Facility.

Adjusted Net Income

To further supplement our condensed consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interest adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to our debt, intangible impairment charges (if any), certain transaction costs and other purchase accounting adjustments, business optimization expenses, provision for certain legal and regulatory charges, certain specific provisions, other non-cash gains and losses or charges, mark-to-market gains and losses on a minority investment, and adjusted net income attributable to noncontrolling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2024	2023	2024	2023

Net income attributable to Generac Holdings Inc.	$113,742	$60,377	$199,089	$118,005
Net income attributable to noncontrolling interests	36	257	220	2,305
Net income	113,778	60,634	199,309	120,310
Amortization of intangible assets	24,157	26,718	73,698	78,934
Amortization of capitalized debt fees and original issue discount	644	981	2,592	2,902
Transaction costs and other purchase accounting adjustments (a)	747	356	2,272	1,743
Loss/(gain) attributable to business or asset dispositions (b)	-	-	65	(119)
Business optimization and other charges (c)	1,564	5,291	3,190	8,151
Provision for legal, regulatory, and clean energy product charges (c)	2,382	22,113	5,280	27,913
Change in fair value of investment (c)	(5,198)	-	2,938	-
Loss on extinguishment of debt (c)	4,861	-	4,861	-
Tax effect of add backs	(7,317)	(13,887)	(23,762)	(28,476)
Adjusted net income	135,618	102,206	270,443	211,358
Adjusted net income attributable to noncontrolling interests	36	257	220	2,305
Adjusted net income attributable to Generac Holdings Inc.	$135,582	$101,949	$270,223	$209,053

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.25	$1.64	$4.47	$3.35
Weighted average common shares outstanding - diluted:	60,312,393	62,091,163	60,475,478	62,362,743

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  Represents (gains)/losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of changes in commodity, currency and interest rate related risks and hedging activities. Also, see Note 4 for further discussion of Wallbox warrant derivative instruments. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2024, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2024, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2024 – 07/31/2024	11,188	$134.67	10,470	$447,981,287
08/01/2024 – 08/31/2024	318,237	$149.92	318,237	$400,269,922
09/01/2024 – 09/30/2024	373,291	$146.72	362,004	$347,256,871
Total	702,716	$147.98	690,711

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

Exhibits Number	Description
10.1	2024 Replacement Term Loan Amendment, dated as of July 3, 2024, to that certain Credit Agreement, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment dated as of May 18, 2015, as amended by the Replacement Term Loan Amendment dated as of November 2, 2016, as amended by the 2017 Replacement Term Loan Amendment dated as of May 11, 2017, as amended by the 2017-2 Replacement Term Loan Amendment dated as of December 8, 2017, as amended by the 2018 Replacement Term Loan Amendment dated as of June 8, 2018, as amended by the 2019 Replacement Term Loan Amendment dated as of December 13, 2019, as amended by the Second Amendment dated as of May 27, 2021, as amended and restated by the Third Amendment dated as of June 29, 2022 and as amended by the First Amendment dated as of January 31, 2023, among Generac Acquisition Corp., Generac Power Systems, Inc., several lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 5, 2024