Form 10-K
period 2024-12-31
GENERAC HOLDINGS INC.
filed 2025-02-19
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 Or
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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8 billion based on the closing price reported for such date on the New York Stock Exchange.

As of February 14, 2025, 59,614,025 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2024 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

2024 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	changes in U.S. trade policy, including the imposition of new or increased tariffs;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	scrutiny regarding our sustainability practices;
●	our ability to develop and enhance products and gain customer acceptance for our products;
●	frequency and duration of power outages impacting demand for our products;
●	changes in durable goods spending by consumers and businesses or other macroeconomic conditions, impacting demand for our products;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinance our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

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

PART I

Item 1. Business

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. Generac provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products serving the residential, light commercial, and industrial markets. The Company continues to expand its energy technology offerings for homes and businesses in its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and sustainable energy solutions.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading positions in the North American market for power equipment with an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. The Company is evolving its product portfolio by building out ecosystems of energy technology products, solutions, and services for homes and businesses, enabling end users to better manage their energy costs and needs. As part of this evolution, we have made significant investments into developing markets such as residential and commercial & industrial (C&I) energy storage, solar power inverters, energy monitoring & management devices, and electric vehicle (EV) charging. Central to these ecosystems are the Company’s advanced connectivity devices, controls capabilities, and software platforms that facilitate the integration of our products into grid services programs. In addition, we have been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner fuel compared to diesel, to expand into applications beyond standby power, allowing us to participate in multi-purpose microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and our energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid.

Given our competitive strengths in our traditional power generation markets, we believe we are well-positioned to execute on the growing opportunity for backup power for homes and businesses, where increased penetration is being driven by multiple mega-trends that are resulting in poorer power quality for end users. In addition, our focus on more resilient, efficient and sustainable energy solutions has dramatically increased our served addressable market, and as a result, we believe we can continue to be a leader as energy costs rise and end markets evolve over time.

Company History

Generac Power Systems, Inc. was founded in 1959 to commercialize a line of affordable portable generators that offered superior performance and features. Its success through the years has been built upon engineering expertise, manufacturing excellence and innovative approaches to the market. This has driven our growth into becoming a leading provider of power equipment for a variety of applications within residential, commercial, and industrial markets.

In the 1980’s, we expanded beyond portable generators into the industrial power generation market with the introduction of our first stationary generators that provided up to 200kW of power output. We introduced our first residential standby generator in 1989 and expanded our industrial product offering and global distribution system in the 1990’s, forming a series of alliances that rapidly increased our sales. Our growth accelerated in the 2000’s as we expanded our purpose-built line of residential and commercial automatic standby generators and implemented our multi-layered, omni-channel distribution philosophy. Throughout the 2000’s, a number of high-profile power outage events also helped to increase the awareness and need for backup power and home standby generators. In 2006, our founder sold the company to affiliates of CCMP Capital Advisors, LLC, together with certain other investors and members of our management. In connection with that transaction, Generac Holdings Inc. was formed as a Delaware holding company. Generac Power Systems, Inc. is a wholly owned subsidiary of Generac Holdings Inc. For ease of reference in explaining the general activities of its related entities in this report, Generac Holdings Inc. includes here the operating activities of its wholly owned subsidiaries. In February 2010, we completed our initial public offering (IPO) of the Company’s common stock. Since then, we have scaled our sales & marketing capabilities and systems, while also building the Generac brand into one of the leading names in backup power around the nation.

Soon after going public, we implemented our “Powering Ahead” enterprise strategy. This strategic plan accelerated the Company’s transition from primarily a North America focused, emergency backup generator company into a more diversified industrial technology company with the addition of new and adjacent product categories and an expanded global presence, primarily through a series of acquisitions. It is during this time in the 2010’s that we formed and built out our International segment, which provided additional capability to expand and increase market share by introducing our broad product offering into local markets around the world.

In 2018, we transitioned to a new enterprise strategy called “Powering Our Future”, which drove further share gains in new and existing markets, capitalized on our leadership in natural gas gensets, established our connectivity strategy, and provided the foundation for the Company’s evolution into an energy technology solutions company, including our initial acquisitions within the residential clean energy space. This ultimately led to the introduction of our “Powering A Smarter World” enterprise strategy in 2021. Our current strategic plan continues the evolution of Generac’s business model that pairs traditional and renewable power generation, conversion, and storage technologies with new monitoring, management and grid services capabilities to provide solutions for the dynamic challenges presented by today’s energy landscape.

Significant Investments in Energy Technology Solutions

We have been providing power generation and resiliency solutions for homes and businesses for decades. Leveraging that expertise in power generation, Generac has made significant investments in recent years to expand its capabilities into energy technology solutions, beginning with the March 2019 acquisition of Neurio Technology Inc., a leading energy data company focused on monitoring technology and sophisticated analytics to optimize energy use within a home or business. This was followed by the April 2019 acquisition of Pika Energy Inc. (Pika Energy), a designer and manufacturer of battery storage technologies that capture and store solar or other power sources for homeowners and businesses. In October 2020, the Company acquired Enbala Power Networks Inc., one of the leading providers of distributed energy optimization and control software that helps support the operational stability of the world’s power grids. In July 2021, Generac added to its residential clean energy portfolio with the acquisition of Chilicon Power LLC (Chilicon), a designer and provider of grid-interactive rooftop power inversion devices and monitoring solutions for the solar market. Although we do not believe battery storage applications will displace traditional engine driven backup generators used for power resiliency in the short or medium term, our strategy and continued investment in such energy technology solutions will help ensure Generac maintains its leadership as an energy solutions provider as battery technology evolves over time. With these acquisitions, Generac has established a presence in the rapidly developing residential clean energy market, focused on solar and battery storage solutions, as well as grid services platforms and grid-connected solutions. With these investments, we are able to provide another source of power resiliency that complements our traditional backup power business.

In December 2021, Generac acquired ecobee Inc. (ecobee), a leader in sustainable home technology solutions. In addition to smart home thermostatic controls and other smart home devices, ecobee offers its customers the ability to participate in energy services programs, which allow homeowners to reduce energy consumption and utility bills via intelligent HVAC controls. The acquisition represents a major step forward in the Company’s efforts to provide an integrated residential energy ecosystem that includes a sophisticated user interface platform to allow homeowners to take charge of their energy generation, storage, consumption, and management. By leveraging ecobee’s product and software development expertise to create the central hub of our residential energy ecosystem, we believe ecobee’s solutions will prove to be a differentiator for Generac when combined with our growing suite of energy technology solutions.

In December 2023, Generac made a minority investment in Wallbox N.V. (Wallbox) (NYSE: WBX), a global leader in smart EV charging and energy management solutions. Along with the investment, Generac and Wallbox are working together on commercial arrangements to provide Wallbox’s full suite of EV charging solutions to Generac’s customers and distribution partners. To further strengthen this relationship, we made an additional minority investment in Wallbox in August 2024.

Following these acquisitions and investments, we have made considerable organic investments in improving the quality, reliability, and manufacturability of the solutions provided. For example, in 2023, we opened a dedicated engineering center of excellence in Reno, Nevada that currently houses the development and testing of batteries, switches, power electronics, and other clean energy solutions. We have also made considerable progress in building out leadership teams and integrating the technical capabilities from our recent acquisitions, which will help drive our energy technology strategic initiatives forward. The integration of these technologies expands upon our well-established value proposition of providing homeowners with resiliency by also optimizing for cost, convenience, and comfort.

As we look to the future, we expect to make continued investment in the development of these residential energy technologies, as we work to further broaden our product offering and distribution network. While the policy back drop for the clean energy market may evolve over time, we believe customer interest and demand, as well as government programs and support for such energy technology products, will continue as grid capacity is strained and energy costs rise. With this opportunity in front of us, we plan to build out our residential energy technology capabilities and our suite of products and solutions as we expect to play an important role in the transition to a more sustainable and reliable electric grid.

Generac’s efforts in expanding its energy technology solutions extend to C&I and international markets as well. In June 2021, the Company acquired Deep Sea Electronics Limited (Deep Sea), a UK-based designer and manufacturer of advanced controls for a range of power generation and other applications used around the world. In September 2021, Generac acquired Off Grid Energy Ltd., a designer and manufacturer of industrial-grade mobile energy storage systems serving predominantly rental markets. The Company advanced its C&I connectivity strategy with the October 2022 acquisition of Blue Pillar, an industrial internet of things (IoT) platform developer that designs, deploys, and manages industrial IoT solutions. Blue Pillar provides a foundation to connect, monitor, and manage our C&I products to further enable their use in grid services programs. In February 2023, Generac acquired REFU Storage Systems GmbH (REFU), a German-based developer and supplier of battery storage and inverter hardware products, advanced software, and platform services for the commercial and industrial markets. REFU’s energy storage systems will complement and enhance our current global product offerings and are expected to further accelerate our development of new technologies in the energy technology space. Additionally, in 2024, we strengthened our presence in the emerging North American markets for C&I behind-the-meter energy storage and multi-asset microgrids with the acquisitions of SunGrid’s C&I battery energy storage system (BESS) product offering and Ageto, a leading provider of microgrid controllers that seamlessly integrate, optimize and manage distributed energy resources (DERs). These acquisitions and related organic initiatives collectively help lay the groundwork to further advance our energy technology strategies across C&I markets around the world.

For a complete summary of recent acquisitions, please see Note 1, “Description of Business,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Products and Solutions

We design, manufacture, and distribute a broad range of energy technology products and solutions. We design and manufacture stationary, portable, and mobile power generators with single-engine outputs ranging between 800W and 3,250kW. We have developed a line of energy storage systems for use in residential solar-plus-storage applications. We also have a line of stationary and mobile energy storage systems that serve global C&I markets. We have a selection of energy monitoring and management devices that we expect to serve as the central hub or controls platform for our residential and C&I energy ecosystems. We participate in the market for grid services by providing DERs and the software to optimize and control those assets to support the grid. We design and manufacture other power products including light towers and a broad line of outdoor power equipment that we refer to as “chore products”, which includes a variety of property maintenance equipment powered by both engines and batteries. We classify our products and services into three categories based on similar ranges of power output geared for varying end customer uses: Residential products, C&I products, and Other products and services. The following summary outlines these categories, including their key attributes and customer applications.

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

As the product category leader, we believe we have the broadest line of home standby generators in the marketplace. Every home standby generator that we offer is equipped with Mobile Link™. This remote monitoring capability is a standard feature that allows our customers to check the status of their generator remotely from their smart phone or tablet and also provides the capability to similarly receive maintenance and service alerts. This remote monitoring information can also be accessed by our dealers to help them monitor their installed base of products and proactively support their customers. The data that is provided by this remote monitoring functionality also allows us to better understand our products in the field, while optimizing both product quality and customer satisfaction. We also offer propane tank monitoring solutions, a technology that we acquired in 2021 via Tank Utility Inc. (Tank Utility), an IoT propane tank monitoring solutions company. This additional monitoring capability drives further incremental value to our dealers and peace of mind to owners of our home standby generators that use propane as a fuel source.

Leveraging the technologies acquired in the 2019 acquisition of Pika Energy and the subsequent organic investments we have made in clean energy, we have developed a line of residential battery storage systems marketed under the Generac brand and using the PWRcell™ brand name. This system captures and stores electricity from solar panels or other power sources and helps reduce home energy costs while also protecting homes from shorter duration power outages. PWRcell systems can range in size from 9kWh up to 36kWh of storage capacity. In 2025, we expect to launch the PWRcell 2 Series, the next generation of our PWRcell energy storage system, which includes significant improvements in performance and compatibility as compared to the first generation.

In 2021, we acquired ecobee, a leader in sustainable smart home solutions such as smart thermostats and a suite of home monitoring products, all designed with a focus on energy conservation, convenience, peace of mind and comfort. ecobee’s smart home energy management devices and complementary sensors intelligently optimize heating and cooling systems, often the largest energy consuming system within a home, to deliver significant energy savings for homeowners. In 2023, ecobee launched a line of smart doorbell cameras, which integrates with ecobee’s products and helps to drive increased consumer engagement with their platform. The capabilities acquired via ecobee, paired with our existing Mobile Link remote monitoring system, provide the foundation for Generac’s residential connectivity infrastructure, which will be integral in the continued development of our smart home energy ecosystem.

Importantly, we are leveraging ecobee’s technologies and software development expertise to develop a user interface at the center of our home energy ecosystem that will allow homeowners to monitor and control Generac’s entire suite of products using a “single pane of glass”. In 2023, we took our first steps towards this goal by successfully integrating our home standby generators and propane tank monitors with the ecobee platform. Our next-generation clean energy products and solutions, including PWRcell 2 and Wallbox’s EV charging solutions, will be fully integrated with the ecobee platform. We believe the integration of our products and solutions in a single cohesive ecosystem will drive additional peace of mind, energy efficiency, and ultimately lower utility bills for homeowners.

This functionality will also help enable connection to grid services distributed energy resource management software (DERMS), including our in-house solution called Concerto. All of our residential energy technology products and home standby generators come with grid-connection capabilities, enabling consumers to connect and enroll their DERs in available grid services programs. These utility-sponsored programs, when and where offered, can provide value to homeowners in the form of lower utility costs, while also helping provide grid operators incremental capacity to address supply/demand imbalances on the grid.

We continue to develop new Generac-branded energy technology products that we expect to bring to market as we build out a broader energy management ecosystem, giving our distributors access to a more diverse line-up of products that can serve a variety of applications. For example, our investment in Wallbox has allowed us to participate in the rapidly developing home EV charging market by offering co-branded EV charging technologies through our expansive distribution network.

We also provide a broad product line of portable and inverter generators that range in size from 800W to 18kW, as well as multiple portable battery solutions that provide clean, emission-free power at the push of a button. These products can help serve as an emergency home backup source of electricity on a limited basis, and they can also be used for construction and recreational purposes. Our portable generators are targeted at homeowners, with price points ranging between the consumer value end of the market through the premium homeowner market; at professional contractors, starting at the value end through the premium contractor segment; and at the recreational market with our inverter generator products, which are quieter than traditional portable generators. In addition, we offer manual transfer switches to supplement our portable generator product offering.

We provide a broad product line of outdoor power equipment referred to as “chore products”, which are used in property maintenance applications for larger-acreage residences, commercial properties, municipalities, and farms. These products include trimmers, field and brush mowers, log splitters, stump grinders, chipper shredders, lawn and leaf vacuums, pressure washers and water pumps. We also offer commercial-grade, battery-powered turf care products through our “Mean Green” brand name, which was acquired in 2020. Chore products are largely sold in North America through direct-to-consumer online catalogs, retail hardware stores, and outdoor power equipment dealers, primarily under the DR® brand name.

Residential products comprised 56.6%, 51.3% and 63.8%, respectively, of total net sales in 2024, 2023 and 2022.

Commercial & Industrial Products

We offer a full line of C&I generators that are sold around the world. We are a leader in cleaner-burning natural gas fueled generators and also have a full offering of C&I generators that are fueled by diesel and Bi-FuelTM. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW. Through our Deep Sea subsidiary, we have expanded our capabilities in the design and manufacture of advanced controls for a range of C&I power generation applications. Our natural gas C&I stationary generators have grid-connection capabilities, enabling our customers to generate an incremental return on investment by connecting and enrolling their generator as a DERs in grid services applications where available.

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

We design and manufacture a broad product line of modularized and configured stationary generators and related transfer switches for various industrial standby, continuous-duty, and prime rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, include stationary and containerized packages, and can include our Modular Power Systems (MPS) technology that extends our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. Over the past several years, we have introduced larger and higher-powered gaseous-fueled generators, with the highest output of 1,000kW for a single-engine set. Our industrial standby generators are primarily used as emergency backup for larger applications (such as healthcare, telecom, datacom, commercial office, retail, municipal and manufacturing, to name a few). In recent years, we have seen interest in utilizing our gaseous-fueled generators in "beyond standby" applications including distributed generation and microgrid projects and have developed purpose-built products for these applications that have grid-connected capability. This grid-connected functionality and the significant expansion of our in-house advanced controls capabilities further enhances the opportunity for our generators to be used in these applications.

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

We design and manufacture a broad product line of C&I mobile products such as light towers and mobile generators, which provide temporary lighting and power for various end markets around the world (such as road and commercial construction, energy, mining, military, and special events). We also offer commercial mobile pumps, heaters, and dust-suppression equipment for a wide variety of applications. Our mobile products are typically sold globally to national and regional rental companies who then rent the equipment to the end user.

We have continued to expand our portfolio of energy technology solutions for C&I applications as well. In 2021, we acquired Off Grid Energy, a European based manufacturer of mobile energy storage systems predominantly used in the rental markets. In 2023, we acquired REFU, a European based provider of stationary C&I BESS solutions and related inverter products, which expanded our product offering to enter certain C&I BESS markets around the world. In 2024, we strengthened our position in the North American C&I BESS market with the acquisitions of SunGrid’s C&I BESS product offering and Ageto, a leading provider of microgrid controllers that seamlessly integrate, optimize and manage DERs. We believe these collective product offerings will enable us to capture market share in the rapidly developing markets for C&I BESS and multi-asset microgrids in North America.

Our C&I BESS solutions are primarily targeted at “behind-the-meter” applications for on-site energy storage. We expect to leverage our leading position as a provider of traditional stationary generators to gain share in the global C&I BESS market. This expertise is particularly beneficial for multi-asset microgrid solutions that combine generators with energy storage assets, providing the many benefits of behind-the-meter storage with longer duration outage protection. These microgrids can include other energy assets such as commercial EV charging capabilities, which we are now able to offer via our partnership with Wallbox.

We also continue to develop other energy technology products, including mobile battery-powered light towers and hybrid mobile solutions that pair a battery with a diesel engine to reduce emissions and noise pollution. In addition, we continue to provide various gaseous-engine control systems and accessories, which are used in our natural gas generators, as well as sold to other gas-engine manufacturers and aftermarket customers.

C&I products comprised 32.3%, 37.2% and 27.6%, respectively, of total net sales in 2024, 2023 and 2022.

Other Products and Services

Our “Other products and services” category primarily consists of aftermarket service parts and product accessories sold to our customers, installation and maintenance services, extended warranty revenue, grid services and other software-related subscription revenue, remote monitoring subscription revenue, and other project management service offerings provided by our owned industrial distributors.

Included in this “Other products and services” category are certain revenues that are generated by ecobee, Blue Pillar, Ageto, and our Concerto and Mobile Link software platforms, as follows:

ecobee recognizes service revenue in certain circumstances when a homeowner enrolls their smart thermostat in a grid services program offered by their utility. ecobee can provide utilities direct connection to a homeowner’s smart thermostat, thereby allowing control of a significant portion of the home’s electrical load. In exchange for this capability, utilities pay ecobee for that connection.

The 2022 acquisition of Blue Pillar expanded our C&I connectivity capabilities and provided a standard protocol for all of our C&I products to be connected. In addition to connectivity device sales, Blue Pillar recognizes software subscription and support revenue resulting from the monitoring and management capabilities its platform provides to customers.

The 2024 acquisition of Ageto further enhanced our advanced control capabilities, particularly in the C&I BESS and multi-asset microgrid markets. In addition to its controls hardware, Ageto’s solutions include software-as-a-service contracts for site level system integration and control of end customer energy assets that make up a microgrid.

Our Concerto energy-balancing software platform provides a highly flexible approach for controlling and dispatching DERs from flexible loads, backup generators, energy storage systems, and other renewable energy sources. Concerto gives utilities and grid operators the flexibility to operate virtual power plants in real-time to better manage the escalating complexities of the future electrical grid.

Finally, our Mobile Link platform provides remote monitoring services for our residential home standby customers and “Fleet” services for our residential home standby dealers, whereby we collect subscription revenue for these services on a recurring basis.

"Other products and services" comprised 11.1%, 11.5% and 8.6%, respectively, of total net sales in 2024, 2023 and 2022.

Mega-Trends, Strategic Growth Themes, and Additional Business Drivers

In 2021, we unveiled our “Powering A Smarter World” strategic plan, which serves as the framework for the significant investments we have made and will continue to make to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is based on the combination of several key mega-trends that we believe will drive a number of significant strategic growth themes for our business.

Key Mega-Trends:

●	Lower power quality continuing to drive demand for backup power solutions:
	o	More frequent severe and volatile weather impacting an aging grid, causing increased power outage activity.
	o	Increasing deployment of intermittent generation sources coupled with accelerating electricity demand trends driving supply/demand imbalances for utilities and grid operators.
●	Higher power prices driving the need for energy management solutions:
	o	Electrification trends causing power demand to exceed supply, driving up power prices.
	o	Investment required to upgrade grid infrastructure and transition to renewable power sources, pushing prices higher.
●	Artificial intelligence adoption accelerating, creating a large market opportunity for backup power:
	o	Significant power requirements for the buildout of data centers to enable AI adoption could drive further grid instability.
	o	Acceleration in the number of hyperscale and edge data centers that require significant backup power.
●	Growing demand for cleaner burning fuels:
	o	Natural gas and other alternative fuels are vital to the energy transition.
	o	Demand for natural gas-fueled backup generators growing as homes and businesses desire cleaner-burning fuel sources of generation.
●	Required investment in global infrastructure, driving demand for our products:
	o	Upgrading of aging and underinvested legacy infrastructure systems, such as power, telecommunications, transportation, and water.
	o	Expanding investment for increasingly critical technology infrastructure as we transition to a more "connected" society.
●	Home as a Sanctuary, driving increased demand for resiliency solutions that provide peace of mind:
	o	Increasing importance of the home with more people working from home and aging in place.
	o	Growing market for intelligent and connected homes that can provide improved energy efficiency.

Strategic Growth Themes:

Power quality issues continue to increase. Power disruptions are an important driver of consumer awareness for backup power and have historically influenced demand for generators both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period, which we believe may last for six to twelve months following a major outage event. Energy storage systems offer similar resiliency advantages to consumers and can benefit from these same awareness drivers, at least for short duration power outages. The optional standby market for C&I power generation is also driven by power quality issues and the related need for backup power. The impact of climate change has received increased global focus in recent years, and an aging and underinvested electrical grid infrastructure remains highly vulnerable to the expectation of more severe and volatile weather. Additionally, rapid growth in renewable power sources such as solar and wind is resulting in increased intermittency of supply as more traditional thermal generation assets are retired, further impairing the reliable supply of electricity. At the same time, power demand is expected to meaningfully accelerate as a result of the rapid adoption of artificial intelligence and related data center energy requirements, the re-industrialization of North America, and the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. These developments are causing growing supply/demand imbalances for grid operators across North America, which has led to high-profile examples of rolling blackouts and calls for utility customers to reduce consumption to maintain grid integrity. In fact, the North American Electric Reliability Corporation has labeled significant portions of the United States and Canada as being at high or elevated risk of resource adequacy shortfalls in the 2025-2029 period due in part to these supply/demand dynamics. We believe utility supply shortfalls and related warnings may continue in the future, resulting in continued deterioration of power quality in North America. Finally, certain utilities are adopting preventative power shutoff policies to reduce the risk of wildfires caused by their electrical distribution equipment, predominately in the western half of the country. Taken together, we expect these factors to continue driving increased awareness of the need for backup power and demand for Generac’s products within multiple categories.

Home standby penetration opportunity is significant. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. With only approximately 6.5% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $175,000, as defined by the U.S. Census Bureau's 2023 American Housing Survey for the United States), we believe there are significant opportunities to further penetrate the residential standby generator market both domestically and internationally. In addition to the mega-trends supporting growth of the category, we believe by expanding and developing our distribution network, continuing to invest in our product lines and technologies, and targeting our marketing efforts, we can continue to build awareness and increase penetration for our home standby generators.

Solar, storage, and energy management markets continue to develop. We believe the electric utility landscape will undergo significant changes in the decade ahead due to accelerating demand growth, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and energy storage technologies. Importantly, we expect that a confluence of factors will continue to drive meaningful increases in power prices for end users in the future. As a result, on-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity as utility customers seek alternative solutions to combat rising power prices. In addition, battery storage provides customers another source of power resiliency for shorter duration outages. Additionally, these markets are currently being supported by significant subsidies and investment tax credits for consumers and businesses to help advance the adoption of clean energy technologies. Further, production tax credits are being offered to businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. While the expected duration of these subsidies and tax credits may change, we believe the overall mega-trends that are driving the solar, storage, and energy management markets currently provide sufficient incentive for long-term, value-creating investments for market participants in this space. Given the significant market opportunity ahead of us, we expect to further advance our capabilities in energy technology by increasing our product development, sourcing, distribution, and marketing efforts. In addition, we plan to leverage our significant competencies in the residential standby generator market to build our market position in the emerging residential solar, storage, and energy management markets.

Emerging applications and business models utilizing our solutions open new market opportunities. We expect the evolution of the traditional electrical utility model toward decarbonized, digitized, and decentralized solutions will create new market opportunities for our products. We believe that we can participate in this future electrical grid in a bigger way by utilizing our products and solutions as DERs by grid operators. This will require intelligent software platforms that are able to optimize an increasingly complex supply and demand equation at both the individual site and grid level, such as our Concerto DERMS software. Our residential and C&I connectivity, controls, and energy management capabilities will also enable new recurring revenue opportunities as grid services programs continue to build out over time. Additionally, we believe that growing interest in our C&I generator and BESS solutions that can be deployed in multi-asset microgrid and “beyond standby” applications will continue to emerge and create incremental market opportunities in the future. The significant advancements made in recent years in the connectivity of our products are core to these newer capabilities, which have played a key role in the evolution of Generac into an energy technology solutions company.

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, compared to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, as the benefits of natural gas power generation are very compelling relative to traditional diesel fueled generators. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids, and overall use as a DERs in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators. As a leader in natural gas power generation, we believe we are well positioned to capitalize on this strategic growth theme.

Increasingly critical nature and growing power consumption of digital infrastructure. As the number of “connected” devices continues to rapidly increase and wireless networks are considered critical infrastructure in the United States, network reliability and up-time are necessary for our increasingly connected society. This will require highly resilient cell tower sites across the network, and therefore necessitates the need for backup power sources on site at these cell towers. Generac is the leading supplier of backup power to the telecommunications market in the United States. As more mission-critical data is transmitted over wireless networks, we believe the penetration rate of backup generators on cell towers must increase considerably to maintain a higher level of reliability across the network. We have relationships with key Tier 1 carriers and tower companies globally, in addition to having the distribution partners to provide local service support to the global market. We believe these factors coupled with Generac’s ability to customize solutions to each customer’s needs help us to maintain our strength within the global telecommunications market.

Additionally, the rapid increase in data centers is driving increased demand for backup power solutions, given the critical nature of this infrastructure. AI requirements, hyperscalers, and the expansion of edge computing and “connected devices” are expected to quadruple US data center energy consumption from 2023 to 2030, according to certain market forecasts. We believe this significant growth in power consumption will drive demand for backup power and intelligent energy management solutions for individual data center locations, the broader electrical grid, and other grid participants.

Other Business Drivers

Impact of residential investment cycle. The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators, energy storage systems, and energy management devices. Trends in interest rates and the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. The existence of renewable energy mandates, investment tax credits, and other subsidies can also have an impact on the demand for solar and energy storage systems.

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

Homes, businesses, and communities are experiencing a deterioration in the reliable supply of electricity due to a number of factors including: climate change impacts driving more severe and volatile weather leading to increased power outages; a capacity constrained legacy power infrastructure that’s still predominantly a one-way system; power infrastructure being impaired by underinvestment making it more susceptible to power outages; regulatory and legislative actions focused on carbon intensity, coupled with incentives for adoption of more intermittent renewable power sources; and a dramatic increase in power demand that could outpace supply growth due to electrification trends, accelerating power demands of data centers and artificial intelligence, and the re-industrialization of North America. We have one of the broadest product offerings that we believe can directly address these challenges for homes and businesses. Our residential and C&I product offering begins with emergency standby generators that can be supplemented with portable and mobile power generators. We have also built out an offering of battery energy storage systems for behind-the-meter residential and C&I applications. These onsite generation and storage solutions provide peace of mind and protection against rising power quality issues by delivering energy resilience and independence for end users and their communities. Many of these onsite solutions are capable of being connected to the grid and can help support overall grid reliability, resiliency and sustainability when enrolled in utility grid services programs.

Optimize energy efficiency and consumption. Enable sustainable and more efficient power generation and consumption through monitoring, management and lower-carbon solutions.

Multiple entrenched trends are expected to drive accelerated demand growth for electricity in the coming years. These power demand trends will require utilities and energy retailers to meaningfully increase the supply and reliability of electricity, while at the same time working to achieve carbon-reduction goals, which is expected to further contribute to supply/demand imbalances for power. Additionally, the combination of accelerating demand growth with significant investments in maintaining, upgrading, and decarbonizing the power grid is likely to cause meaningful increases in the price of electricity, ultimately driving home and business owners to adopt solutions to offset the impact of rising costs. As part of our expanding ecosystems of energy technology solutions, we continue to build out our residential energy management capabilities, which improve energy efficiency and optimize consumption for end users. This includes ecobee smart home energy management devices, propane tank monitoring solutions, Wallbox EV charging equipment, and other load management devices. Our battery storage solutions for both residential and C&I applications allow end users to store power that is often generated on-site to optimize the timing of consumption. With this capability, home and business owners can discharge power from their battery at times when utility rates are at their highest, thereby saving money on their utility bills. Battery storage systems, along with smart thermostats and other DERs, can also participate in grid services programs, helping to enhance the efficiency of the broader electrical grid.

We continue to build out our system level controls by leveraging our deep software development capabilities brought on by various acquisitions. These controls enable the monitoring and management that is necessary to optimize energy efficiency and consumption. For our residential products, we are developing a common platform and user interface to bring all of our residential products into a single ecosystem. Using ecobee as the central hub and MobileLink as our connectivity platform, we are able to link all of our installed residential products together for a seamless consumer experience to monitor, manage, and control their energy generation, storage, and consumption. For our C&I products, we are developing a similar ecosystem of controls that are building off Deep Sea’s industrial controls, Blue Pillar’s IoT network solutions, and Ageto’s multi-asset microgrid control technology, helping businesses to better optimize their energy efficiency and consumption. These enhanced control capabilities provide the foundation for the continued build out of a common system-level platform for our C&I customers to monitor, manage, and control all of their DERs, including non-Generac assets as well.

Protect and build critical infrastructure. Offering innovative solutions that enable and protect next-generation power, telecommunications, transportation, water, and other critical infrastructure.

The critical power infrastructure around the world is becoming more sensitive to growing electricity supply/demand imbalances. Generac’s suite of products can be connected and synchronized within DERMS platforms, such as our Concerto offering, providing utilities and grid operators the flexibility to access and control these DERs in real-time to better manage the escalating complexities of their electrical grids. When utilized in these applications, our residential and C&I products essentially provide power capacity to utilities and grid operators in the form of a virtual power plant. We believe the next generation of critical power infrastructure will be more decarbonized, digitized and decentralized, and we view the aggregation and management of DERs as an important aspect in supplementing the next generation grid.

As society becomes more “connected” and more mission-critical data travels over wireless networks, reliability and uptime of this telecommunications equipment will be essential to maintain our way of life. As a leader in providing backup power generators for wireless cell towers around the world, we believe we can play an important role in helping to protect and build this critical infrastructure. In addition, we believe that data centers will be considered critical infrastructure as more data will be accessed from the “cloud” and artificial intelligence becomes more ubiquitous in our everyday lives. As a result, backup power solutions will be important elements of this next-generation infrastructure in order to make them more resilient.

Our broad offering of C&I mobile products (including mobile light towers, mobile power generators, mobile energy storage systems and hybrid generators) play a key role in the completion of infrastructure construction projects, such as roads, highways, bridges, and airports. Finally, our products are also commonly used to provide standby power to other critical infrastructure such as water and wastewater systems and other municipal infrastructure, as well as healthcare facilities that are vital for a safe and healthy society.

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Drivers and Operational Factors” of this Annual Report on Form 10-K for additional drivers that influence demand for our products and other factors affecting the markets that we serve.

Distribution Channels and Customers

We distribute our products through a variety of distribution channels to increase awareness of our product categories and brands, and to ensure our products reach a broad, global customer base. This omni-channel distribution network includes independent residential dealers and contractors, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical/HVAC/solar wholesalers, solar installers, catalogs, equipment rental companies, and other equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers or businesses who are the end users of our products.

We believe our global distribution network is a competitive advantage that has strengthened over the years as we continue to add, expand and develop the various distribution channels through which we sell our products. We offer a broad set of tools, programs, factory support, and sales leads to help our distribution partners be successful. Our network is well balanced with no single customer providing more than 5% of our net sales in 2024.

We have the industry's largest network of factory direct independent generator dealers in North America. Our residential dealer network is made up of electrical and HVAC contractors across the US and Canada. These dealers sell, install and service our residential and light commercial generators to end users. Over the years, we have made significant investments to grow this dealer network, and we will continue to make those investments in the future given the importance of this channel. We continue to focus on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac. We will continue our efforts to improve customer lead quality, nurture those leads, and develop our dealers, all with a goal of increasing close rates and lowering our cost per lead over time. Over the years, we have made significant investments in our proprietary in-home selling system for residential dealers that we call “Power Play”. We are continuously making enhancements to this platform, again with the objective of improving the customer experience and overall close rates. Additionally, our remote monitoring platform allows our residential generator dealers to monitor their installed base of customers through a feature that we call “Fleet”, enabling them to offer a more proactive experience to service a customer’s generator. By offering the best product line, pricing, marketing, tools, programs, and customer support, we believe we have built the strongest dealer network in the home standby generator industry.

In recent years, we have been establishing a base of solar contractors that sell, install and service our PWRcell energy storage systems. Leveraging our decades of expertise in partnering with our residential generator dealers, we believe we can expand our solar installer network and increase mindshare for Generac’s products, helping us to win in the clean energy market in the future. In addition, we have been developing distribution relationships with national solar providers to offer our equipment in their portfolio of products and services. As we continue to launch new clean energy products in the future, we expect to accelerate our efforts to expand distribution in this market.

Our industrial products distribution network consists of industrial power generation distributors that cover particular regions around the world. Over the past several years, we have been strengthening our industrial dealer network globally through acquisitions and organic means, to increase our C&I product sales and related market share. Since 2020, we have acquired a number of our industrial distributors to give us direct coverage of those regions in the United States and accelerate our efforts in those markets. Industrial distributors and dealers provide C&I end users with ongoing sales, installation, service and product support. Our industrial distributors and dealers help maintain the local relationships with commercial electrical contractors, specifying engineers, and national account regional buying offices. We also sell to certain EPC companies and other companies that specialize in managing more complex power generation projects, including microgrids and “beyond standby” applications.

Our retail distribution channel includes thousands of locations across the globe and includes a variety of national and regional home improvement chains, electronics retailers, clubs, buying groups, hardware & farm supply stores, and outdoor power equipment dealers. These physical retail locations are supplemented by a large presence of e-commerce retailers, along with a number of catalog retailers. The retail channel primarily sells our residential standby, portable and light-commercial generators, as well as our outdoor power equipment and ecobee smart home energy management devices. The placement of our products at retail locations drives significant awareness for our brands and the home standby generator product category.

Our wholesale network distributes our residential and light-commercial generators, residential energy storage systems, and smart home energy management devices on a two-step basis. The channel consists of selling branches of both national and local distribution houses for electrical, HVAC and solar equipment on a wholesale basis, which in turn typically sell to electricians and HVAC/solar installers who are not in our dealer network. As part of our efforts to increase sales & installation bandwidth for home standby generators, we have established an Aligned Contractor Program that provides certain benefits to contractors that purchase our products through the wholesale network and agree to participate in enhanced training sessions. We believe that this program will further align Generac with these independent contractors which is important during surge periods of demand in local markets.

On a selective basis, we have established private label and licensing arrangements with third party partners to provide residential, light-commercial and industrial generators under different brand names. These partners include leading home equipment, electrical equipment and construction machinery companies, each of which provides access to incremental channels of distribution for our products. Additionally, our ecobee products are also sold through HVAC OEMs on a co-branded basis.

The distribution for our C&I mobile products includes global, national, regional, and specialty equipment rental companies, equipment distributors, and construction companies which primarily serve non-residential building construction, road construction, energy markets and special events.

We also sell direct to certain customers that are the end users of our products covering a variety of end market verticals both domestically and around the world. This includes telecommunication, retail, data centers, banking, energy, healthcare, convenience stores, grocery stores, restaurants, governments, and other commercial applications. We have developed a diverse, global sales force that calls on these opportunities directly and helps customize solutions to each customer’s needs in their local markets. Additionally, certain of our residential products are sold direct to individual consumers, who are the end users of the product. In the grid services space, we sell software and equipment direct to utilities and grid operators.

Research and Development

Our focus on a broad range of energy technology products and solutions drives technological innovation, advanced engineering & software development capabilities, and specialized manufacturing competencies. Research and development (R&D) has been a core competency for Generac since our inception, and today includes a staff of approximately 1,250 engineers working on numerous projects at various facilities around the world. These activities are focused on new product introductions, developing new technologies and product enhancements, as well as maintaining product competitiveness by reducing manufacturing costs, improving safety characteristics, and increasing reliability & performance, while ensuring compliance with regulatory standards. We have significant experience using natural gas engines and have developed specific expertise with fuel systems and emissions technology. In the residential and light commercial markets, we have developed proprietary engines, cooling packages, controls, fuel systems, and emissions systems which help drive innovation while also enhancing the margin profile of those products.

More recently, we have also built out specific expertise around battery storage systems and power conversion that we plan to leverage as we expand into clean energy markets. In addition, we have significantly increased our software development capabilities across a variety of applications, including energy management, system-level microgrid controls, remote monitoring, and distributed energy resource management systems. Combining advanced software development with our broad engineering capabilities will enable us to create common ecosystems for our residential and C&I products, helping us to accelerate our energy technology efforts.

We also have engineering and product management resources focused on evaluating and developing alternative technologies that are emerging and could become commercially viable over the long-term, such as fuel cells and hydrogen. We have a long history of driving product innovation into the markets that we serve. As we continue to develop new products and technologies that are more decarbonized, digitized, and decentralized, we believe we can maintain our leadership position as an energy technology solutions provider.

Intellectual Property

We are committed to research, development, and product innovation, and we rely on a combination of patents and trademarks to help establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction, engines, energy management, energy monitoring, energy storage, and load management. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, help protect our intellectual property rights and enhance our brands and competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional factors related to intellectual property rights that can affect our business.

Manufacturing

We operate numerous manufacturing plants, distribution facilities and inventory warehouses located throughout the world. We also store finished goods at third-party logistics providers in the United States that accommodate material storage and rapid response requirements of our customers. See “Item 2 – Properties” of this Annual Report on Form 10-K for additional details regarding the locations and activities of our principal operations.

Over the last few decades, we have developed significant manufacturing capability in the power generation industry, including engines, alternators, sheet metal fabrication, and controls. We have a heavy focus on vertical integration for certain proprietary manufacturing processes, and outsource certain components and complete products where we can leverage scale to optimize cost and quality. In recent years, we have added manufacturing capacity through investments in automation, while also expanding our manufacturing footprint through organic means as well as through acquisitions. Our ability to rapidly increase capacity has been critical to executing our growth.

For our energy technology products, our engineering and technical teams are closely aligned with our contract manufacturing partners in order to leverage their expertise and capital investments involving electrical component manufacturing.

Suppliers of Raw Materials, Components and Equipment

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, as part of machined or manufactured components. In certain instances, we purchase complete equipment or systems from third-party suppliers, including from contract manufacturers. Given our increasing focus on energy technology solutions, advanced electronic components and micro-processors have become a larger consideration within our supply chain. Within the clean energy market, batteries are a significant supply chain input for our energy storage systems. Over multiple decades, we have developed an extensive network of reliable suppliers in the United States and around the world. We continuously evaluate the quality and cost structure of our purchased components & equipment and assess the capabilities and capacity of our supply chain. We select our sourcing partners based on this evaluation. For certain products, we do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build these products or supply these components, including but not limited to certain energy technology products and components.

Over time, we have diversified the geographic reach of our global supply chain partners to partially mitigate the impact of certain trade tariffs that have been assessed on imports coming into the United States. We will continue to monitor ongoing developments with new trade tariffs that may be implemented in the future, and take action to offset the impact of those tariffs.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding the impact of other macroeconomic factors.

See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional factors that can influence our supply of raw materials, components and equipment.

Competition

In our traditional power generation markets, we face competition from a variety of large diversified industrial companies, as well as smaller generator manufacturers or packagers around the world. The competitive landscape varies between our Residential and C&I power generation products. We face a different set of competitors for our mobile equipment and engine powered tools as well. In recent years, we have expanded who we compete against as we enter certain energy technology markets, such as solar inverters, battery storage systems, smart thermostats, and grid services.

In the generator market, many of the traditional participants compete in only certain portions of the market, targeting specific applications within their larger diversified product mix. In addition, for certain competitors, power generation is typically a smaller piece of their business, and therefore, is less prioritized from a strategic standpoint. Generac’s primary focus is on power generation and storage equipment with a key emphasis on standby, portable and mobile generators with broad capabilities across the residential, light-commercial and industrial markets. We believe that our core focus on power generation and storage drives product innovation and provides us with competitive advantages to win in the marketplace. We also believe our broad product offering, diverse omni-channel distribution model, and strong factory support provide additional advantages as well.

Residential products – Competitors include Rehlko (formerly known as Kohler Power), Briggs & Stratton, Honda, Champion, Techtronics International, Harbor Freight, Husqvarna, Ariens, Tesla, Enphase, Solar Edge, Google, Resideo, The Toro Company, Goal Zero, and Emerson along with a number of other domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Competitors include Caterpillar, Cummins, Rehlko (formerly known as Kohler Power), IGSA, AKSA, MultiQuip, Wacker, Doosan, Atlas Copco, Himoinsa, FG Wilson, Woodward, Planelec, and Co-map, as well as other domestic and foreign competitors that package engines and alternators into power generation equipment in local markets around the world; certain of which focus on the market for diesel generators as they are also diesel engine manufacturers.

Other products – Relative to service parts and extended warranty revenue, all of the above-named companies are primary competitors. Relative to grid services optimization software, Autogrid/Schneider and Energy Hub, along with other grid service solution providers, are primary competitors.

In a continuously evolving market, we believe our scale and broad capabilities position us well to remain competitive. Overall, we compete primarily based on brand reputation, quality, reliability, pricing, innovative features, breadth of product & solution offering, product availability and factory support.

Government Incentives and Regulation, including Environmental Matters

Generac’s growing presence in energy technology solutions has increased our exposure to renewable energy mandates, investment tax credits, and other demand-creation subsidies from certain existing and potential government incentives, such as incentives included in the U.S. Inflation Reduction Act that was passed in 2022. These incentives cover a wide range of clean energy products and solutions, including solar inverters, battery storage systems, grid services, and grid-edge devices. The availability, size, and outlook for such incentives can impact the markets for these products and solutions. These legislative and regulatory actions and other methods of government funding can be subject to changes in the political environment at a given point in time. While the policy back drop for the clean energy market may evolve over time, we believe customer interest and demand, as well as government programs and support for such energy technology products, will continue as grid capacity is strained and energy costs rise.

As a manufacturing company, our operations are subject to a variety of federal, state, local and foreign laws & regulations covering environmental, health and safety matters. Applicable laws & regulations include those governing, among other things, emissions to air, discharges to water, noise, and employee & consumer safety, as well as the generation, handling, storage, transportation, treatment, and disposal of hazardous waste and other materials. In addition, our products are subject to various laws & regulations relating to fuel requirements, labeling, and marketing.

Our products sold in the United States are regulated by the U.S. Environmental Protection Agency (EPA), California Air Resources Board (CARB) and various other state and local air quality management districts. All of our engines and engine-driven products sold in the U.S. are regulated, and these governing bodies continue to pass regulations that require us to meet more stringent emission standards. In addition, certain of our products are subject to safety standards as established by various other standards and rulemaking bodies, including the U.S. Consumer Product Safety Commission (CPSC), among others. Similarly, other countries have varying degrees of regulation for our products, depending upon product application and fuel types.

See “Item 1A. Risk Factors” to this Annual Report on Form 10-K for additional legal and regulatory factors that can affect the products we sell and the results of our operations.

Sustainability Practices

We published a report on our sustainability practices in April 2024. This report details certain measures that align with our “Powering a Smarter World” enterprise strategy and our purpose statement: 'To lead the evolution to more resilient, efficient, and sustainable energy solutions.' The information provided within the sustainability report is not part of this report and is therefore not incorporated herein by reference. A copy of the sustainability report is available on our Investor Relations webpage at Generac.com. We plan to publish an updated report on our sustainability practices in April 2025 that coincides with the filing of our annual Proxy Statement.

Human Capital

"Our People" is one of the foundational elements to our “Powering a Smarter World” enterprise strategy and is a corporate value as well. We foster a culture of engagement to strengthen our company while supporting individual achievement, inclusivity, and good corporate citizenship globally. We believe our success is directly linked to our employees’ professional growth and personal well-being, combined with strong families and communities.

Some examples of key human capital programs and initiatives that we are focused on include:

Health, wellness and safety – Employee health and safety is the Company’s top priority. Generac’s total rewards program is based on the four pillars of balance, security, well-being and community. These programs are designed to meet the varied and evolving needs of our diverse workforce. We maintain an employee wellness program, incentivize healthy-living activities, and develop and administer company-wide policies to help ensure the safety of each employee and compliance with government agency and other standards.

Talent development & employee engagement – Our success is directly tied to our employees and what we can accomplish together. We prioritize creating opportunities to help employees build careers and support their growth as part of a meaningful and valuable employee experience. We hold internal career development events as well as partner with third party educational resources to offer on the job learning, collaborative work experiences and formal learning programs to support the progression and advancement of our workforce. Further, we maintain an ongoing global employee engagement initiative with targeted action plans by region, function, and business group. Action plans and their progress are measured by global employee engagement surveys. A global human capital management system was implemented enabling Generac management to make better talent decisions, proactively manage careers, scale globally and maintain compliance. We are an equal opportunity employer whose hiring and promotion practices comply with all the applicable laws and we do not condone employment discrimination in any form.

As of December 31, 2024, we had 9,239 employees, including part-time and temporary employees working in our operations, manufacturing and supply chain functions. Of those, approximately 3,850 employees, including temporary workers, were directly or indirectly involved in manufacturing.

Domestically, we have had an “open shop” bargaining agreement for the past 50 years that covers our Eagle, Wisconsin facility. That facility is subject to a collective bargaining agreement that expires October 17, 2026, and is subject to Wisconsin’s Right to Work law. Through an acquisition in April 2024, three additional smaller facilities, which are located in Bloomfield and Shelton, Connecticut and Bohemia, New York, are subject to a collective bargaining agreement for its technicians. That collective bargaining agreement expires October 31, 2027, and is subject to a Union Security provision. Additionally, our plants in Mexico, Italy, Germany, and Spain are operated under various local or national union groups or works councils. Our other facilities are not unionized.

Available Information

Our principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and its telephone number is (262) 544-4811. The Company’s website is www.generac.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports (if applicable) are available free of charge through the “Investor Relations” portion of our web site, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	53	President, Chief Executive Officer and Chairman
York A. Ragen	53	Chief Financial Officer
Erik Wilde	50	President, Domestic C&I
Raj Kanuru	54	Executive Vice President, General Counsel and Secretary
Norman Taffe	58	President, Energy Technology
Kyle Raabe	50	President, Consumer Power

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

Erik Wilde began serving as our President, Domestic C&I in July 2016. Mr. Wilde was Vice President and General Manager of the Mining Division for Komatsu America Corp., a manufacturer of construction, mining, and compact construction equipment, from 2013 until he joined Generac. Prior to that role, he held leadership positions as Vice President of the ICT Business Division and Product Marketing at Komatsu America Corp. beginning in 2005. Mr. Wilde holds a Bachelor of Business Administration in Management from Boise State University and an M.B.A. from the Keller Graduate School of Management.

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

Norman Taffe began serving as President, Energy Technology in August 2022. Prior to joining Generac, Mr. Taffe was Executive Vice President North America Residential of SunPower Corporation from 2018 to 2021. Prior to this, Mr. Taffe was Executive Vice President - Products and Vice President of Power Plant Products and Solutions from 2013 to 2018. Mr. Taffe also worked in various engineering and marketing management capacities at Cypress Semiconductor from 1989 to 2012, including Executive Vice President – Consumer & Computation Devices from 2005 to 2012. Mr. Taffe holds a Bachelor of Science in Electrical Engineering from the University of Michigan and an Executive MBA from Harvard Business School.

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

The principal raw materials that we use to produce our products include steel, copper and aluminum as well as batteries and advanced electronic components. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currency rate changes, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. We have seen such trends significantly impact our business in the past resulting in higher costs and shortages in materials, components and labor, and such impacts may continue or arise again in the foreseeable future. We typically do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. In the short-term, we haven't always been able to fully mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, and if our mitigation efforts continue to not be fully effective in the short or long-term, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. It has been challenging to consistently obtain adequate, cost efficient or timely deliveries of certain required raw materials and components, or sufficient labor resources, and if this trend continues, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose additional sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

We depend upon a small number of outside contract manufacturers and component suppliers, as well as single-source suppliers, for certain products and components, and our business and operations could be disrupted if we encounter problems with these parties.

For certain products we rely upon contract manufacturers to build these products or supply these components, including but not limited to certain clean energy products or components. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Further, the revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. While we seek to negotiate supply agreements with all of our vendors, we may purchase some products or components on a purchase order basis. As a result, fulfilling our orders may not be considered a priority to these suppliers in the event of constrained ability to fulfill all of their customer obligations in a timely manner. If any of these contract manufacturers or component suppliers were unable or unwilling to manufacture or produce our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers, which may not be available to us on favorable terms, if at all. Our reliance on such contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, quality issues, manufacturing yields and costs. Moreover, we single-source certain types of parts in our product designs. Delays in our suppliers' deliveries have sometimes impaired, and may continue to impair, our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, logistical challenges, labor or material shortages, trade restrictions, weather events, political instability, geopolitical conflicts (such as conflicts in the Ukraine or the Middle East), terrorism, civil unrest, disease or natural disasters. If any of these suppliers reduce or eliminate the supply of the components to us in the future, our revenues, business, financial condition and results of operations would be adversely impacted. Although we have ongoing contractual disputes with certain such suppliers, such disputes have not to date had any significant adverse impact on our business, financial condition or results of operation.

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

For further information, see Note 18, "Commitments and Contingencies," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We may incur costs and liabilities as a result of product liability, warranty claims, recalls, or other claims.

We face a risk from current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage. Although we currently maintain product liability insurance coverage, such insurance coverage may not be sufficient to cover claims or damage awards or we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged due to product liability or warranty claims, or recalls, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability. We have and may continue to experience product liability, product quality or reliability claims, or warranty claims with respect to certain clean energy, generator, and/or chore products, including being subject to certain consumer product class action lawsuits or other governmental fines or penalties in relation to such products. In the event such product or warranty related claims continue or are significantly higher in the future, or we incur losses or other damages associated with current or future product liability lawsuits or product related claims, this may continue to adversely affect our reputation or brand quality in relation to such products, subject us to significantly increased costs or penalties, and otherwise materially harm our results of operations, financial condition and our business. Even in litigation where we believe the likelihood of liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations or financial condition.

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

For further information, see Note 18, "Commitments and Contingencies," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our global operations could have a significant impact on our results of operations, financial condition or strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies. These laws and regulations are complex, change frequently, have become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, sanction and trade restriction laws, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti- corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials.

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

Difficulties or delays in research, development or production of new or enhanced products or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. Certain of our products benefit from government incentive or tax credit programs and we cannot be assured that these incentive or tax credit programs will be maintained and for how long. For example, in July 2024, we received a grant from the U.S. Department of Energy (DOE) to facilitate the installation of residential solar and battery storage systems for disadvantaged Puerto Rican residents that, if fully realized and not terminated early, would provide up to $120 million in funds over the duration of the five-year award agreement. If we fail to make innovations, experience unexpected delays and/or quality problems in launching products, or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older or obsolete product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

Demand for the majority of our products is significantly affected by unpredictable power outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our residential products are subject to consumer buying patterns, and demand for the majority of our products is affected by power outage events caused by thunderstorms, hurricanes, wildfires, ice storms, blackouts, public safety power shutoffs, and other power grid reliability issues, all of which affect our ability to accurately manage our business and forecast future results. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead, and in the past have led, to reduced consumer awareness of the benefits of standby and portable generator products and can result and have previously resulted in reduced sales growth rates and excess inventory. There are smaller, more localized power outages that occur frequently that drive a baseline level of demand for backup power solutions. The lack of major power outage events and fluctuations to the baseline levels of power outage activity are part of managing our business, and these fluctuations could have, and previously have had, an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption and demand for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes, such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards and rising interest rates or inflation. These have previously led and could lead again to a decline in demand for our products and increase pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending has previously had, and could again have a material impact on our business. We currently do not have any material contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Changes in government monetary or fiscal policies may negatively impact our results, including increases in interest rates or sustained inflationary pressure which could negatively affect overall growth and impact sales of our products. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate. Such risks or events may disrupt our supply chain and not enable us to produce products to meet customer demand.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which may adversely affect our business and financial condition.

We manufacture our products based on both actual customer orders and our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers, general market conditions, and other macroeconomic conditions. The frequency and duration of power outages also affects demand for our products as described above. As a result, it may be difficult to forecast customer demand to plan our operations, which may adversely affect our business and financial condition. If we overestimate demand for our products, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, or discount finished goods to liquidate inventory, and such provisions or any adjustments to such provisions and discounts could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess inventory through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

The industries in which we compete are highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large, diversified companies which have substantially greater financial resources than we do. Some of our competitors have and may continue to be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established brands that enter our end markets. Demand for our products may also be affected by our inability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. There is also increasing use of data analytics, machine learning, and artificial intelligence software, which our competitors may be able to use or implement more effectively than we are able to do. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For further information, see “Item 1—Business—Competition” of this Annual Report on Form 10-K.

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

Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors' or dealers' sales of our competitors' products to our customers or of our large customers' purchases of our competitors' products could materially reduce our sales and profits. For example, we have had, and may continue to have, disputes with one or more customers, distributors or dealers to whom we sell our products, including clean energy products, and this may reduce or limit the sales growth for such products. Additionally, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, including increasing the number of energy storage distributors, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers” of this Annual Report on Form 10-K.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the market price of our stock and diminish our cash reserves.

On February 12, 2024, the Company’s Board of Directors (Board) approved the current stock repurchase program that allows for the repurchase of up to $500 million of the Company’s common stock over a twenty-four-month period. Although our Board has authorized such share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Such program could also diminish our cash reserves. In addition, we may discontinue, modify or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board may deem relevant. Any modification, suspension, or termination of our share repurchase program could cause our stock price to decline. We cannot guarantee that such program will be fully consummated or that it will enhance long-term stockholder value.

Increased scrutiny regarding our sustainability practices and reporting could impact our reputation.

Increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, natural resources, waste reduction, energy, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including sustainability-related matters. We may be unsuccessful in achieving our sustainability goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. We are subject to regulatory requirements around sustainability-related disclosures, including the EU’s Corporate Sustainability Reporting Directive, which may continue to evolve and may impose substantial additional costs and require additional resources. Any actual or alleged failure to comply with regulatory requirements could result in fines, penalties and civil liabilities, and damage to our reputation. Furthermore, if our sustainability reporting and practices do not meet investor, regulator or other stakeholders’ expectations, standards and requirements, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner or acquiror could be negatively impacted. All of these could have an impact on our reputation as well as our financial results and operations.

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

We may from time-to-time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position. A work stoppage or limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many of our suppliers have unionized work forces. Strikes or work stoppages experienced by our customers or suppliers could have an adverse effect on our business, results of operations and financial condition.

Our business and operations can be adversely affected by our ability to attract, motivate, develop, and retain our employees.

We are committed to attracting, motivating, developing, and retaining our employees to ensure we remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, depending upon external market conditions, higher employee turnover and absenteeism. Furthermore, the market for skilled personnel is often very competitive both in markets where our facilities are located and with the emergence of remote work. Increased turnover rates within our employee base, perceived or actual deficiencies in total compensation paid to our employees in relation to competing employers, or as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and potentially further increase salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high level, our business, financial condition and results of operations could be adversely affected.

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

In addition, a significant portion of our manufacturing and production facilities are in Wisconsin within a 100-mile radius of each other. We could experience prolonged periods of reduced production due to unforeseen events occurring in or around our manufacturing facilities in Wisconsin. In the event of a business interruption at our facilities, in particular our Wisconsin or South Carolina facilities, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

Changes in U.S. trade policy, including the imposition of new or increased tariffs and the resulting consequences, could have an adverse effect on our results of operations.

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

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted in, and may in the future result in, charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments or for indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. As part of the terms of an acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are achieved. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.

In addition, the overall integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of acquired businesses with ours include, among others:

●	managing a larger company;
●	maintaining employee morale and retaining key management and other employees;
●	complying with newly applicable domestic and foreign regulations as we enter new product and geographic markets;
●	integrating two business cultures, which may prove to be incompatible;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing customers and attracting new customers;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of management's attention to the acquisition;
●	unanticipated issues in integrating information technology, communications and other systems;
●	complying with, or the failure to comply with, changes in applicable, new, or existing laws and regulations;
●	managing tax costs or inefficiencies associated with integrating the operations or supply chain of the combined company;
●	unforeseen liabilities, expenses or delays associated with the acquisition;
●	difficulty comparing financial reports due to differing financial and/or internal reporting systems; and
●	making any necessary modifications to internal financial control systems to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

We source a significant portion of our purchased components overseas, primarily in Asia and Europe. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. Such risks include:

●	inflation or changes in political and economic conditions;
●	logistical challenges, including extended container port congestion, and higher logistics costs;
●	unstable regulatory environments;
●	changes in import and export duties;
●	domestic and foreign customs and tariffs;
●	currency rate fluctuations;
●	trade restrictions;
●	labor or civil unrest;
●	geopolitical conflict such as that experienced in Ukraine or the Middle East;
●	disputes in our relationships with certain contract manufacturers or suppliers;
●	communications challenges; and
●	other restraints and burdensome taxes.

These factors have occurred in the past and are currently having an adverse effect on our ability to efficiently and cost effectively source our purchased components overseas. Additionally, if the U.S. dollar were to depreciate significantly against the currencies in which we purchase raw materials from foreign suppliers, our cost of goods sold could increase materially, which would adversely affect our results of operations.

Risk factors related to legal and regulatory matters

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business, financial position or our results of operations.

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

The industries in which we operate are also periodically reviewed or investigated by regulators, and we are subject to and may continue to be subject to such investigations and claims, including by the U.S. Department of Justice (DOJ), CPSC and EPA, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. While the Company cooperates with such governmental inquiries, it is not possible to predict the outcome of such claims, investigations, and lawsuits. We could incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our reputation, business, results of operations or financial condition in any particular period.

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

Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible to reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.

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

For further information, see Note, “18. Commitments and Contingencies” and our discussion of “Non-GAAP measures – Adjusted EBITDA” in Item 7 of this Annual Report on Form 10-K.

Our operations are subject to various environmental, health and safety laws and regulations, and non-compliance with or liabilities under such laws and regulations could result in substantial costs, fines, sanctions and claims.

Our operations are subject to a variety of foreign, federal, state and local environmental, health and safety laws and regulations including those governing, among other things, emissions to air; discharges to water; noise; and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition, under federal and state environmental laws, we could be required to investigate, remediate and/or monitor the effects of the release or disposal of materials both at sites associated with past and present operations and at third-party sites where waste generated by our operations was disposed. This liability may be imposed retroactively and whether or not we caused, or had any knowledge of, the existence of these materials and may result in our paying more than our fair share of the related costs. Violations of or liabilities under such laws and regulations could result in substantial costs, fines and civil or criminal proceedings or personal injury and workers' compensation claims.

Our products are subject to government regulation.

Our products are subject to extensive statutory and regulatory requirements governing, among other things, emissions, noise, labeling, transport, product content and composition, product safety, and data privacy, including standards imposed by the EPA, CARB, CPSC and other regulatory agencies and certification bodies around the world. Also, as we increase our connectivity with our products and customers, we may be required to comply with additional data privacy and cybersecurity regulations. For example, personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which we operate. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, these include rules and regulations promulgated or pending under the authority of federal agencies, state attorneys general, legislatures, and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we, relevant suppliers, and customers must comply. Although we have implemented certain policies, procedures, and, in other cases, contractual arrangements designed to facilitate compliance with applicable privacy and data security laws and standards, any challenges or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional fines, costs, and liabilities to us, damage our reputation, inhibit sales, and adversely affect our business.

The laws affecting our products are constantly evolving and many are becoming increasingly stringent. As a further example, CARB regulations that will prohibit future sales in California of certain small off-road engines may negatively affect the long-term sales of certain products we sell today in that state. Changes in applicable laws or regulations, or in the enforcement thereof, could require us to redesign or recall our products and could adversely affect our business or financial condition in the future. Developing and marketing products to meet such new requirements could result in substantial additional costs that may be difficult to recover in some markets. In some cases, we may be required to modify our products or develop new products to comply with new regulations, particularly those relating to air emissions and carbon monoxide. Typically, additional costs associated with significant compliance modifications are passed on to the customer.

The failure to comply with existing and future regulatory or product standards or requirements could adversely affect our position in the markets we serve, our reputation, business, results of operations or financial condition in any particular period.

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

We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. Our IT systems, our connected products, and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies or develop new connected products and related software. These attacks pose a risk to the security of our products, private data, systems and networks and those of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. Use of artificial intelligence software may also create risks from the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. While we attempt to mitigate these risks through board oversight, hiring additional internal cyber-security professionals to manage these risks, enhancing controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, multi-factor authentication, surveillance, encryption, and other measures, we remain vulnerable to information security threats.

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

See "Item 1C. Cybersecurity" of this Annual Report on Form 10-K for additional information related to cybersecurity risks.

Risk factors related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2024, we had total indebtedness of $1,334.2 million. Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate based on Secured Overnight Financing Rate (SOFR) or other base rate. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we can accomplish. Our Tranche B Term Loan Facility matures on July 3, 2031, and our Tranche A Term Loan Facility as well as our Revolving Facility mature on June 29, 2027.

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

We may need additional capital to finance our growth strategy or to refinance our existing credit facilities, and we may not be able to obtain it on acceptable terms, or at all, which may limit ou r ability to grow.

We may require additional financing to expand our business. Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of our senior secured credit facilities limit our ability to incur additional debt. In addition, economic conditions, including a downturn in the credit markets, could impact our ability to finance our growth on acceptable terms or at all. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies. In the future, if we are unable to refinance our credit facilities on acceptable terms, our liquidity and operating results could be adversely affected.

Our total assets include a substantial amount of goodwill and other indefinite-lived intangibles. If we determine these have become impaired, our net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. As of  December 31, 2024, goodwill and other indefinite-lived intangibles tota led $1,563.5 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions, a significant increase in interest rate, changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances including any of the risk factors noted above. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

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

We have experienced and may continue to see volatility in the market price of our stock price. We have been subject to securities class action litigation relating to the market price of our stock, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

For further information, see Note, “18. Commitments and Contingencies” and our discussion of "Non-GAAP measures - Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s management and Board recognize the importance of strong oversight of cybersecurity risk, information security and technology in maintaining the trust and confidence of our customers, partners, employees and stockholders. Our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our Enterprise Risk Management (ERM) program in a similar fashion to other legal, compliance, operational, and financial risk areas. The Company maintains cybersecurity measures aligned with the National Institute of Standards and Technology Cybersecurity Framework (Framework) which organizes cybersecurity risks into six categories: identify, protect, detect, respond, recover and govern, and looks to other standards as well to help identify, assess, and manage cybersecurity risks relevant to our business.

Our Chief Information Officer (CIO) oversees our information systems and cybersecurity function and reports to our Chief Executive Officer (CEO). He has over 20 years of experience in leading information systems management, strategy, and operational execution, including incident prevention, management, and response. Our Company’s Chief Information Security Officer (CISO) is responsible for developing and implementing our information security program and reports to our CIO. The CISO has over 25 years of experience supporting cybersecurity and information technology. They are supported by a direct and cross-functional team of professionals with expertise and experience in threat assessment and detection, mitigation strategies, incident response, training, and regulatory compliance.

In addition, we have established a Cybersecurity Steering Committee comprised of members of executive leadership. The Steering Committee, in which our CIO and CISO participate, meets regularly and has established Company-wide policies and standards concerning cybersecurity matters. These policies cover areas such as malware protection, remote access, multifactor authentication, containment of confidential information and the use of the internet, email and wireless devices. We have an established incident response plan led by our CIO and CISO and depending on the nature and severity of the incident, requires escalating notifications up to our CEO and Board.

Our Board oversees our enterprise risk management activities. The Board receives periodic updates on our cybersecurity risk management program as well as regular updates and education on relevant legislation and trends related to cybersecurity. Our Audit Committee assists the Board in its oversight role and receives regular reports from management on the Company’s information systems and cybersecurity program. Several members of our Board's Audit Committee have expertise and experience in cybersecurity, and one director is the President of a major cybersecurity services provider.

The CISO and information technology security team conduct regular risk assessments to assess the overall technology infrastructure and related business processes, identify and address potential security gaps and vulnerabilities, and identify areas requiring additional focus. These risk assessments extend to our supply chain, where cybersecurity health assessments are employed for our critical suppliers. The results are used to calculate a Cybersecurity Risk Score, a key component of our Supply Chain Scorecard used to proactively identify and manage potential risks. Additionally, we require certain third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, as appropriate. Risk assessments are also performed on new products and software as part of our new product development process.

As part of our risk assessments, we engage third-party services for network penetration testing and security evaluations, conduct annual incident response table-top exercises, and perform regular testing of controls related to our financial information systems by our Internal Audit function.

In order to promote a culture of security awareness across our organization, all employees are required to complete an annual cybersecurity awareness training and are provided with periodic information updates on cybersecurity threats. We also maintain cyber insurance policies to help partially mitigate the financial impact of a significant cybersecurity incident.

Despite our best efforts, we cannot guarantee that our security measures will prevent all potential cybersecurity incidents or breaches. Our systems are continually subject to sophisticated and evolving cyber threats, such as phishing, ransomware, social engineering, and advanced persistent threats. However, to date, we have not been subject to any incidents or successful cyber-attacks that have materially impacted our operations or financial condition. The Company has invested in developing and acquiring cybersecurity capabilities allowing us to monitor threats and manage incident response. We have also developed internal policies to mitigate cybersecurity incidents, including providing clear guidelines for incident classification, escalation, and response. We recognize the importance of continued monitoring and improvement of our cybersecurity program, and will continue to evolve our security controls, incident response capabilities, and third-party vendor management protocols.

For additional information on the cybersecurity risks that we face, also see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties

We own or lease manufacturing, distribution, R&D, and office facilities globally totaling over seven million square feet. We also utilize third party inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal owned or leased facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Pewaukee, WI	Owned	Sales, office	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, warehouse	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Fond du Lac, WI	Leased	Warehouse	Domestic
Jefferson, WI	Owned	Manufacturing, office, distribution, R&D	Domestic
Jefferson, WI	Leased	Storage, distribution	Domestic
Janesville, WI	Leased	Distribution	Domestic
Richfield, WI	Leased	Storage, distribution	Domestic
Trenton, SC	Owned	Manufacturing, office, warehouse, distribution	Domestic
Stockton, CA	Leased	Sales, office, warehouse, training	Domestic
Corona, CA	Leased	Sales, office, storage	Domestic
Hamilton, OH	Leased	Storage	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office, sales, R&D	Domestic
South Portland, ME	Leased	Sales, office, R&D	Domestic
Marlborough, MA	Leased	Sales, office, warehouse	Domestic
Reno, NV	Leased	Warehouse, R&D	Domestic
Toronto, Canada	Leased	Office, sales, R&D	Domestic
Mexico City, Mexico	Owned	Storage	International
Hidalgo, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Casole d’Elsa, Italy	Owned	Manufacturing, office, warehouse, R&D	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Cravinhos, Brazil	Leased	Manufacturing, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Fellbach, Germany	Leased	Sales, office, warehouse	International
Pfullingen, Germany	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Suzhou, China	Leased	Office, R&D	International
Rugby, United Kingdom	Leased	Manufacturing, office, warehouse, R&D	International
Staffordshire, United Kingdom	Leased	Warehouse, Office	International
Hunmanby, United Kingdom	Owned	Manufacturing, warehouse, sales, distribution, office, R&D	International
Celle, Germany	Owned	Manufacturing, office, warehouse, R&D, sales	International
Kolkata, India	Leased	Manufacturing, warehouse	International

In addition to the countries represented above, the Company operates small facilities in the United Arab Emirates, Romania, Bahrain, and Colombia.

As of December 31, 2024, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2024, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/01/24 - 10/31/24	830	$158.40	-	$347,256,871
11/01/24 - 11/30/24	260	$169.93	-	$347,256,871
12/01/24 - 12/31/24	23,094	$189.67	-	$347,256,871
Total	24,184	$188.39

For equity compensation plan information, refer to Note 17, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Programs,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (S&P 500) Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, for the five-year period ended December 31, 2024. The graph and table assume $100 was invested on December 31, 2019, in each of our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, are based on our fiscal year.

COMPARISON OF CUMULATIVE TOTAL RETURN
Generac Holdings Inc.
S&P 500 Index - Total Return
S&P MidCap 400 Index
S&P 500 Industrials Index
$400
$300
$200
$100
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
ASSUMES $100 INVESTED ON DEC. 31, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2024

Company / Market / Peer Group	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Generac Holdings Inc.	$100.00	$226.04	$349.76	$100.03	$128.42	$154.04
S&P 500 Index - Total Returns	100.00	118.40	152.39	124.79	157.59	197.02
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
S&P 500 Industrials Index	100.00	111.06	134.52	127.15	150.20	176.44

Holders

As of February 14, 2025, there were 921 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We do not have plans to pay dividends on our common stock in the foreseeable future. However, in the future, subject to factors such as general economic and business conditions, our financial condition and results of operations, our capital requirements, our future liquidity and capitalization, and other such factors that our Board may deem relevant, we may change this policy and choose to pay dividends. Our ability to pay dividends on our common stock is currently limited by the terms of our senior secured credit facilities and may be further restricted by any future indebtedness we incur. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, repurchase shares of common stock and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, refer to Note 17, “Share Plans,” and “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K which is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” the consolidated financial statements, and the related notes thereto in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on our expectations at the time of filing this Annual Report on Form 10-K and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. - Risk Factors.” of this Annual Report on Form 10-K.

Overview

Generac is a total energy solutions company that empowers people to use energy on their own terms. Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products serving the residential, light commercial, and industrial markets. The Company continues to expand its energy technology offerings for homes and businesses in its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and sustainable energy solutions.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report on Form 10-K.

Business Drivers and Operational Factors

“Part I, Item 1. Business” of this Annual Report on Form 10-K contains information regarding business drivers, including key mega-trends and strategic growth themes under the subheading “Mega-Trends, Strategic Growth Themes, and Additional Business Drivers.”

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

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. In connection with our credit agreement amendment in June 2022, SOFR became the new benchmark interest rate for the new Tranche A Term Loan Facility and the Revolving Facility, and all LIBOR provisions in the existing Tranche B Term Loan Facility were replaced with SOFR provisions. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information. The decrease in interest expense in the current year was primarily driven by lower borrowings and lower SOFR interest rates during the year.

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the years ended December 31, 2024 and 2023 were 22.6% and 25.2%, respectively. The decrease in our 2024 effective tax rate was primarily due to unfavorable discrete tax items in the prior year that did not repeat in the current year, as well as favorable earnings mix with higher earnings in lower tax jurisdictions in the current year.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the Act). The Act in part provides funding and tax incentives for certain clean energy products and projects. While the Act did not have a material impact on the financial results of the current period, we will continue to review the Act and any regulations or guidance issued by the U.S. Treasury Department or by a state which may provide a tax benefit or expense. We will also monitor any changes to the Act under the new policy environment.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods. There was no impact to the financial results of the year ended December 31, 2024, and we do not expect the rules to have a material impact on our effective tax rate for the following year. We will update our future tax provisions based on new regulations or guidance accordingly.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of the sale of products to our customers. This includes sales of our power generation equipment, energy storage systems, and other power products to the residential, commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, installation, maintenance, data center and telecom facility design and build, remote monitoring, and grid services to utilities in certain circumstances. These services accounted for less than 4% of our net sales for the year ended December 31, 2024. Refer to Note 2, “Summary of Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 5% of our net sales, and our top ten customers representing less than 16% of our net sales in aggregate for the year ended December 31, 2024.

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

The principal sourced raw materials used in the manufacturing process are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity price changes on our business through a continued focus on global sourcing, product design improvements, manufacturing efficiencies, price increases and select hedging transactions. We are also impacted by foreign currency fluctuations given our global supply chain. There is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

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

Selling and service.    Our selling and service expenses consist primarily of personnel costs, marketing expense, standard assurance warranty expense, bad debt provisions, and other sales expenses. Our personnel costs recorded in selling and services expenses include the expense of our sales force, customer support teams, outbound shipping and distribution functions, and other personnel involved in the marketing, sales and service of our products. Standard warranty expense is estimated based on historical trends or based on specific warranty matters as they become known and reasonably estimable. Our marketing expenses include media advertising, promotional expenses, co-op advertising costs, direct mail costs, printed material costs, product display costs, market research expenses, and trade show expenses. Marketing expenses are generally related to the launch of new product offerings, opportunities to create market awareness for our products, and general brand awareness marketing efforts. Our marketing campaigns are an important source for lead generation.

Research and development.    Our research and development expenses include mechanical engineering, electronics engineering, and software development costs and support numerous projects covering all of our product lines. They also support our connectivity, grid services, remote monitoring, and energy management initiatives. We operate engineering facilities with extensive capabilities at many locations around the world with a focus on new product development, existing product improvement and cost containment. We are committed to innovation, research and development and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

General and administrative.    Our general and administrative expenses include personnel costs for accounting, information technology, human resources, legal, general and administrative employees; legal and professional services fees; information technology costs; insurance; travel and entertainment expense; adjustments to contingent acquisition consideration; share-based compensation costs; and other corporate expenses.

Amortization of intangibles.    Our amortization of intangibles expense includes the straight-line amortization of finite-lived tradenames, customer lists, patents and technology, and other intangibles assets.

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of deferred financing costs and original issue discount, credit facility commitment fees, and interest accretion on contingent acquisition consideration. Other (expense) income also includes other financial items such as losses on extinguishment of debt, investment income earned on our cash and cash equivalents, gains/losses on the sale of certain investments, and changes in the fair value of our investment in Wallbox N.V. warrants and equity securities.

Results of Operations

A detailed discussion of the year-over-year changes from the Company's fiscal 2022 results of operations to fiscal 2023 results of operations can be found in the Management's Discussion and Analysis section of the Company's fiscal 2023 Annual Report on Form 10-K filed February 21, 2024.

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Net sales	$4,295,834	$4,022,667	$273,167	6.8%
Cost of goods sold	2,630,208	2,657,236	(27,028)	-1.0%
Gross profit	1,665,626	1,365,431	300,195	22.0%
Operating expenses:
Selling and service	526,446	448,199	78,247	17.5%
Research and development	219,600	173,443	46,157	26.6%
General and administrative	285,095	253,396	31,699	12.5%
Amortization of intangible assets	97,743	104,194	(6,451)	-6.2%
Total operating expenses	1,128,884	979,232	149,652	15.3%
Income from operations	536,742	386,199	150,543	39.0%

Total other expense, net	(127,304)	(95,899)	(31,405)	-32.7%
Income before provision for income taxes	409,438	290,300	119,138	41.0%

Provision for income taxes	92,460	73,180	19,280	26.3%
Net income	316,978	217,120	99,858	46.0%
Net income attributable to noncontrolling interests	663	2,514	(1,851)	-73.6%
Net income attributable to Generac Holdings Inc.	$316,315	$214,606	$101,709	47.4%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Domestic	$3,599,149	$3,276,324	$322,825	9.9%
International	696,685	746,343	(49,658)	-6.7%
Total net sales	$4,295,834	$4,022,667	$273,167	6.8%

	Total Sales by Reportable Segment
	Year Ended December 31, 2024			Year Ended December 31, 2023
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$3,599,149	$35,932	$3,635,081	$3,276,324	$43,937	$3,320,261
International	696,685	28,700	725,385	746,343	91,552	837,895
Intercompany elimination	-	(64,632)	(64,632)	-	(135,489)	(135,489)
Total net sales	$4,295,834	$-	$4,295,834	$4,022,667	$-	$4,022,667

	Adjusted EBITDA by Reportable Segment
	Year Ended December 31,
	2024	2023	$ Change	% Change
Domestic	$693,203	$523,337	$169,866	32.5%
International	95,898	114,522	(18,624)	-16.3%
Total Adjusted EBITDA	$789,101	$637,859	$151,242	23.7%

The following table sets forth our net sales by product class for the periods indicated:

	Net Sales by Product Class
	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Residential products	$2,433,474	$2,062,929	$370,545	18.0%
Commercial & Industrial products	1,389,469	1,494,799	(105,330)	-7.0%
Other	472,891	464,939	7,952	1.7%
Total net sales	$4,295,834	$4,022,667	$273,167	6.8%

Net sales.    The increase in domestic segment sales for the year ended December 31, 2024, was primarily driven by an increase in residential product sales, most notably in home standby and portable generators following the elevated power outage activity in the second half of the year. This was partially offset by a decline in C&I product sales for telecom, rental, and "beyond standby" applications.

The decrease in international segment sales for the year ended December 31, 2024, was primarily driven by lower intersegment sales related to softness in the telecom market and a decline in portable generator and C&I product sales in Europe, partially offset by growth in Latin America.

In addition, total net sales from non-annualized acquisitions for the year ended December 31, 2024, were $16.5 million, mostly in the domestic segment.

Gross profit.    Gross profit margin for the year ended December 31, 2024, was 38.8% compared to 33.9% for the year ended December 31, 2023. The increase in gross profit margin was primarily driven by favorable sales mix, including higher home standby generator sales, the realization of lower input costs, and plant efficiencies.

Operating expenses.    Operating expenses increased $149.7 million, or 15.3%, as compared to the prior year. The increase in operating expenses was primarily driven by higher employee and marketing costs, and increased incentive compensation and variable expenses related to higher shipment volumes and profitability. 2024 operating expenses also include $10.5 million of legal provisions and other costs related to patent and other litigation (see Note 18, “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information). 2023 operating expenses included a $5.8 million provision for a regulatory matter with the CPSC, $28.3 million of legal charges related to patent and other litigation (see Note 18, “Commitments and Contingencies” for additional information), $4.4 million of additional customer support costs related to a clean energy product customer that filed for bankruptcy.

Other expense.    The increase in other expense, net in 2024 was driven primarily by a $38.0 million expense for the change in fair value of our investment in warrants and equity securities of Wallbox N.V., and a $4.9 million loss on extinguishment of debt. This was partially offset by a $3.3 million increase in investment income driven by higher cash on hand and a $7.9 million decrease in interest expense driven by decreased borrowings and interest rates compared to the prior year comparable period.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2024 and 2023 were 22.6% and 25.2%, respectively. The decrease in the effective tax rate was primarily due to unfavorable discrete tax items in 2023 that did not repeat in the current year, as well as favorable 2024 earnings mix with higher earnings in lower tax jurisdictions.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $316.3 million as compared to $214.6 million in the prior year period. The increase was primarily driven by higher sales and gross margin, as noted above.

Adjusted EBITDA.    Adjusted EBITDA is defined and reconciled to net income in, “Non-GAAP Measures – Adjusted EBITDA” included below in Item 7 of this Annual Report on Form 10-K. Adjusted EBITDA margins for the domestic segment for the year ended December 31, 2024, were 19.1% of domestic segment total sales compared to 15.8% for the year ended December 31, 2023. This margin improvement was primarily driven by favorable sales mix and lower input costs, partially offset by higher operating expense investments to support future growth initiatives.

Adjusted EBITDA margins for the international segment, before deducting for non-controlling interests, for the year ended December 31, 2024, were 13.2% of international segment total sales compared to 13.7% in the prior year. This margin decrease was primarily due to reduced operating leverage on lower shipments during the year.

Adjusted net income.    Adjusted Net Income is defined and reconciled to net income in, “Non-GAAP Measures – Adjusted Net Income” included below in Item 7 of this Annual Report on Form 10-K. Adjusted Net Income was $438.5 million for the year ended December 31, 2024, compared to $335.3 million for the year ended December 31, 2023, with the increase primarily due to higher net income in the current year as outlined above, together with the impact of various add-backs in the current and prior years.

Liquidity and Financial Position

Our primary cash requirements include payment for raw materials and components, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on debt, and capital expenditures. We finance our operations primarily from cash flow generated from operations and, if necessary, borrowings under our revolving credit facility.

As of December 31, 2024, there was $498.8 million outstanding under the Tranche B Term Loan Facility, $712.5 million outstanding under the Tranche A Term Loan Facility, and no borrowings on the Revolving Facility, leaving $1,249.2 million of unused capacity, net of outstanding letters of credit. The Tranche B Term Loan Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of December 31, 2024, the interest rate for the Tranche B Term Loan Facility is 6.34%. The Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of December 31, 2024, the interest rates for the Tranche A Term Loan Facility and Revolving Facility are 6.15% and 6.19%, respectively. See Note 5, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information on interest rate swaps, which help to reduce our borrowing costs.

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

As of December 31, 2024, we had total liquidity of $1,530.5 million, which consists of $281.3 million of cash and cash equivalents and $1,249.2 million available under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan and provides flexibility to continue to invest in future growth opportunities.

In July 2022, our Board approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaced the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2024, the remaining unused buyback authorization was $347,257.

During the years ended December 31, 2024 and 2023, we repurchased 1,046,351 shares of our common stock for $152.7 million, and 2,188,475 shares for $251.5 million, respectively. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments and some equity grants.

We have an arrangement with a finance company to provide floor plan financing for selected dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 13% and 12% of net sales for the years ended December 31, 2024 and 2023, respectively. The amount financed by dealers which remained outstanding was $165.4 million and $158.0 million as of December 31, 2024 and 2023, respectively.

See Note 12, “Credit Agreements,” and Note 13, “Stock Repurchase Program,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit agreements and stock repurchase programs. See Note 10, “Leases,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the maturity schedule of our lease liabilities.

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

Cash Flow

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table summarizes our cash flows by source (use) for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$741,301	$521,670	$219,631	42.1%
Net cash used in investing activities	(208,712)	(178,063)	(30,649)	-17.2%
Net cash used in financing activities	(448,835)	(277,137)	(171,698)	-62.0%
Effect of foreign exchange rate changes on cash and cash equivalents	(3,471)	1,801	(5,272)	-292.7%
Net increase in cash and cash equivalents	$80,283	$68,271	$12,012	17.6%

The increase in net cash provided by operating activities was primarily driven by higher operating earnings coupled with a larger decrease in working capital in the current year period, as compared to the prior year.

The $208.7 million net cash used in investing activities for the year ended December 31, 2024 primarily represents cash payments of $136.7 million for the purchase of property and equipment (net of $11.1 million of capital expenditures in accounts payable as of December 31, 2024), $35.0 million for an incremental minority investment in Wallbox N.V., $2.8 million for a minority investment in Earth Foundry Fund, $1.6 million for a tax equity investment, and $34.7 million collectively for the acquisitions of Huntington, C&I BESS, Ageto, and Wolverine. These were partially offset by $2.0 million of cash proceeds from the sale of our minority interest in Rolling Energy Resources.

The $178.1 million net cash used in investing activities for the year ended December 31, 2023 primarily represents cash payments of $129.1 million for the purchase of property and equipment (net of $10.9 million of capital expenditures in accounts payable as of December 31, 2023), $30.0 million for a minority investment in Wallbox, $16.0 million for the acquisition of REFU, $6.6 million for a tax equity investment, and a $2.6 million minority investment in Rolling Energy Resources and Earth Foundry Fund.

The $448.8 million net cash used in financing activities for the year ended  December 31, 2024 primarily represents $849.1 million of debt repayments ($54.5 million of short-term borrowings and $794.6 million of long-term borrowings and finance lease obligations), $152.7 million of stock repurchases, a $9.1 million payment for the remaining ownership interest in Captiva, $7.4 million of payments for deferred acquisition consideration, $24.8 million for taxes paid related to equity awards, and $3.6 million of payments for debt issuance costs related to our amended Tranche B Term Loan credit agreement refinancing. These uses of cash were partially offset by proceeds of $29.2 million from short-term borrowings, $541.5 million from long-term borrowings, and $27.6 million from the exercise of stock options.

The $277.1 million net cash used in financing activities for the year ended December 31, 2023 primarily consisted of $104.8 million in cash payments used to purchase the remaining ownership interest in Pramac, $251.5 million used for stock repurchases, $325.8 million of debt repayments ($37.1 million of short-term borrowings and $288.7 million of long-term borrowings and finance lease obligations), $10.9 million of taxes paid related to equity awards, and $5.0 million for payment of contingent acquisition consideration. These uses of cash were partially offset by proceeds of $348.8 million from long-term borrowings, $64.3 million from short-term borrowings, and $7.8 million proceeds from the exercise of employee stock options.

Senior Secured Credit Facilities

Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information on our senior secured credit facilities.

Covenant Compliance

Our Term Loans restrict the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. Our Term Loans also contain other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness, and modifications of our organizational documents. The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, an interest coverage ratio above 3.00 to 1.00, and may require an excess cash flow payment. As of December 31, 2024, the Company’s total leverage ratio was 1.33 to 1.00, and the Company's interest coverage ratio was 10.03 to 1.00. The Company was not required to make an excess cash flow payment as of December 31, 2024. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of December 31, 2024.

Our Term Loans contain customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA, bankruptcy or insolvency events, or the occurrence of a change in control (as defined in the Amended Credit Agreement). A bankruptcy or insolvency event of default will cause the obligations under the Term Loans to automatically become immediately due and payable.

The Revolving Facility also contains covenants and events of default substantially similar to those in the Term Loans, as described above.

Capital Expenditures

Our operations require capital expenditures for facilities and related improvements, technology, research & development, tooling, equipment, capacity expansion, internal use software, IT systems & infrastructure, and upgrades. Capital expenditures were $136.7 million, $129.1 million, and $86.2 million in the years ended December 31, 2024, 2023 and 2022, respectively, and were funded primarily through cash from operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

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

For all reporting units, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a rising interest rate environment;
●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors, the business climate, or regulatory environment;
●	an adverse action or assessment by a regulator;
●	successful efforts by our competitors to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	loss of key management and employees
●	unexpected or unplanned changes in the use of assets or entity structure; and
●	business divestitures.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition. We performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2024, 2023 and 2022, and found no impairment.

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

Non-GAAP Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, the Company provides the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, certain transaction costs and credit facility fees, business optimization expenses, provision for certain legal and regulatory charges, certain other specific provisions, mark-to-market gains and losses on a minority investment, and Adjusted EBITDA attributable to noncontrolling interests. The provision for legal and regulatory charges adjusts for matters that are significant and not part of the ordinary routine litigation or regulatory matters incidental to the Company’s business, such as large suits and settlements, class action lawsuits, government inquiries, and certain intellectual property litigation. The adjustments to net income in computing Adjusted EBITDA are set forth in the reconciliation table below. The computation of Adjusted EBITDA is based primarily on the definition included in our Amended Credit Agreement.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements, but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes certain items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

●	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
●	to allocate resources to enhance the financial performance of our business;
●	as a target for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our Proxy Statement;
●	to evaluate the effectiveness of our business strategies and as a supplemental tool in evaluating our performance against our budget for each period; and
●	in communications with our Board and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board. These adjustments eliminate the impact of a number of items that:

●

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains, write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses, provision for certain legal and regulatory charges, certain other specific provisions, and mark-to-market gains and losses on a minority investment;

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a target for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board in the context of the Board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the calculations are subject to review by our Board in the context of the Board's review of our financial statements, and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our Amended Credit Agreement, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	2022
Net income attributable to Generac Holdings Inc.	$316,315	$214,606	$399,502
Net income attributable to noncontrolling interests	663	2,514	9,368
Net income	316,978	217,120	408,870
Interest expense	89,713	97,627	54,826
Depreciation and amortization	171,768	166,602	156,141
Provision for income taxes	92,460	73,180	99,596
Non-cash write-down and other adjustments (a)	4,757	(5,953)	(2,091)
Non-cash share-based compensation expense (b)	49,248	35,492	29,481
Transaction costs and credit facility fees (c)	5,097	4,054	5,026
Business optimization and other charges (d)	4,752	10,551	4,371
Provision for legal, regulatory, and clean energy product charges (e)	10,931	38,490	65,265
Change in fair value of investment (f)	38,006	-	-
Loss on extinguishment of debt (g)	4,861	-	3,743
Other	530	696	139
Adjusted EBITDA	789,101	637,859	825,367
Adjusted EBITDA attributable to noncontrolling interests	1,175	4,687	15,087
Adjusted EBITDA attributable to Generac Holdings Inc.	$787,926	$633,172	$810,280

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

●

The purchase accounting adjustments represent non-cash items to reflect fair value of certain assets at the date of acquisition, and therefore do not reflect our ongoing operations. Fair value adjustments to contingent consideration obligations related to business acquisitions are added back as they are akin to purchase price.

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

(e) Represents the following litigation, regulatory, and other matters that are not indicative of our ongoing operations:

   •  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $9.2 million in 2024; $27.3 million in 2023.
   •  Legal expenses related to certain class action lawsuits - $1.3 million in 2024; $1.0 million in 2023.
   •  A bad debt provision and additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0.4 million additional customer support costs in 2024; $4.4 million additional customer support costs in 2023; $17.9 million bad debt provision in 2022.
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

(f) Represents non-cash losses from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g) Represents fees paid to creditors and the write-off of the unamortized original issue discount and deferred financing costs in connection with the 2024 and 2022 credit agreement refinancings. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

Adjusted Net Income

To further supplement our consolidated financial statements in accordance with U.S. GAAP, we provide the computation of Adjusted Net Income attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: amortization of intangible assets, amortization of deferred financing costs and original issue discount related to the Company's debt, intangible impairment charges, certain transaction costs and other purchase accounting adjustments, business optimization expenses, provision for certain legal and regulatory charges, certain other specific provisions, mark-to-market gains and losses on a minority investment, other non-cash gains and losses, and adjusted net income attributable to non-controlling interests, as set forth in the reconciliation table below.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2024	2023	2022
Net income attributable to Generac Holdings Inc.	$316,315	$214,606	$399,502
Net income attributable to noncontrolling interests	663	2,514	9,368
Net income	316,978	217,120	408,870
Amortization of intangible assets	97,743	104,194	103,320
Amortization of deferred financing costs and original issue discount	3,242	3,885	3,234
Transaction costs and other purchase accounting adjustments (a)	2,717	2,089	3,588
Loss/(gain) attributable to business or asset dispositions (b)	65	(119)	(229)
Business optimization and other charges (c)	4,752	10,551	4,371
Provision for legal, regulatory, and clean energy product charges (c)	10,931	38,490	65,265
Change in fair value of investment (c)	38,006	-	-
Loss on extinguishment of debt (c)	4,861	-	3,743
Tax effect of add backs	(40,173)	(38,384)	(43,638)
Adjusted net income	439,122	337,826	548,524
Adjusted net income attributable to noncontrolling interests	663	2,514	9,675
Adjusted net income attributable to Generac Holdings Inc.	$438,459	$335,312	$538,849

(a) Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b) Represents losses/(gains) attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

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

The following is a summary of the 41 foreign currency forward contracts outstanding as of December 31, 2024 (notional amounts in thousands of U.S. dollars).

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Dates
USD	11/4/24	11/4/24	$6,000	10/1/25 - 11/3/25
AUD	11/14/24 - 12/18/24	11/14/24 - 12/18/24	$13,250	1/15/25 - 2/5/25
GBP	11/14/24	11/14/24	$1,750	1/15/25

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2024, we had the following commodity forward contracts outstanding (notional amounts in thousands of U.S. dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Expiration Date
High Grade Copper	July 22, 2024	August 1, 2024	$947	January 31, 2025
High Grade Copper	July 30, 2024	August 1, 2024	$923	January 31, 2025

Interest Rates

As of December 31, 2024, all of the outstanding debt under our Term Loans and Revolving Facility was subject to floating interest rate risk. As of December 31, 2024, we had the following interest rate swap contracts outstanding to help minimize our borrowing costs (notional amount in thousands of U.S. dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed SOFR Rate	Expiration Date
SOFR Interest Rate	March 4, 2020	May 31, 2023	$200,000	1.1360%	December 14, 2026
SOFR Interest Rate	March 5, 2020	May 31, 2023	$100,000	1.0700%	December 14, 2026
SOFR Interest Rate	March 6, 2020	May 31, 2023	$200,000	0.9560%	December 14, 2026

In June 2022, in conjunction with the amendments to the Company's credit agreements discussed further in Note 12, “Credit Agreements,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company amended its interest rate swaps to match that of the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets. As of December 31, 2024, the fair value of these interest rate swaps was an asset of $29.3 million, excluding the impact of credit risk. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portions of our Term Loans and Revolving Facility that are not covered by the swaps. A hypothetical change in the SOFR interest rate of 100 basis points would have changed annual interest expense by approximately $8.5 million (or, without the swaps in place, approximately $13.5 million) in 2024.

For additional information on the Company’s foreign currency and commodity forward contracts and interest rate swaps, including amounts charged to the statements of comprehensive income during 2024, 2023, and 2022, refer to Note 5, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Loss,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 19, 2025

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 19, 2025

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$281,277	$200,994
Accounts receivable, less allowance for credit losses of $35,465 and $33,925 as of December 31, 2024 and 2023, respectively	612,107	537,316
Inventories	1,031,647	1,167,484
Prepaid expenses and other assets	107,139	91,898
Total current assets	2,032,170	1,997,692

Property and equipment, net	690,023	598,577

Customer lists, net	152,737	184,513
Patents and technology, net	379,095	417,441
Other intangible assets, net	20,026	27,127
Tradenames, net	206,664	216,995
Goodwill	1,436,261	1,432,384
Deferred income taxes	24,132	15,532
Operating lease and other assets	168,223	203,051
Total assets	$5,109,331	$5,093,312

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$55,848	$81,769
Accounts payable	458,693	340,719
Accrued wages and employee benefits	81,485	54,970
Accrued product warranty	56,127	65,298
Other accrued liabilities	313,401	292,120
Current portion of long-term borrowings and finance lease obligations	67,598	45,895
Total current liabilities	1,033,152	880,771

Long-term borrowings and finance lease obligations	1,210,776	1,447,553
Deferred income taxes	33,185	90,012
Deferred revenue	193,260	167,008
Operating lease and other long-term liabilities	141,515	158,349
Total liabilities	2,611,888	2,743,693

Redeemable noncontrolling interest	–	6,549

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 73,785,631 and 73,195,055 shares issued as of December 31, 2024 and 2023, respectively	738	733
Additional paid-in capital	1,133,756	1,070,386
Treasury stock, at cost, 14,173,697 and 13,057,298 shares as of December 31, 2024 and 2023, respectively	(1,196,997)	(1,032,921)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,844,296	2,519,313
Accumulated other comprehensive loss	(85,399)	(15,143)
Stockholders’ equity attributable to Generac Holdings Inc.	2,494,278	2,340,252
Noncontrolling interests	3,165	2,818
Total stockholders’ equity	2,497,443	2,343,070
Total liabilities and stockholders’ equity	$5,109,331	$5,093,312

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022

Net sales	$4,295,834	$4,022,667	$4,564,737
Costs of goods sold	2,630,208	2,657,236	3,042,733
Gross profit	1,665,626	1,365,431	1,522,004

Operating expenses:
Selling and service	526,446	448,199	496,260
Research and development	219,600	173,443	159,774
General and administrative	285,095	253,396	196,320
Amortization of intangibles	97,743	104,194	103,320
Total operating expenses	1,128,884	979,232	955,674
Income from operations	536,742	386,199	566,330

Other (expense) income:
Interest expense	(89,713)	(97,627)	(54,826)
Investment income	7,605	4,272	1,129
Change in fair value of investment	(38,006)	–	–
Loss on extinguishment of debt	(4,861)	–	(3,743)
Other, net	(2,329)	(2,544)	(424)
Total other expense, net	(127,304)	(95,899)	(57,864)

Income before provision for income taxes	409,438	290,300	508,466
Provision for income taxes	92,460	73,180	99,596
Net income	316,978	217,120	408,870
Net income attributable to noncontrolling interests	663	2,514	9,368
Net income attributable to Generac Holdings Inc.	$316,315	$214,606	$399,502

Other comprehensive income (loss):
Foreign currency translation adjustment	$(62,842)	$57,963	$(48,841)
Net unrealized (loss) gain on derivatives	(7,672)	(8,004)	38,494
Other comprehensive income (loss)	(70,514)	49,959	(10,347)
Total comprehensive income	246,464	267,079	398,523
Comprehensive income attributable to noncontrolling interests	405	2,581	11,179
Comprehensive income attributable to Generac Holdings Inc.	$246,059	$264,498	$387,344

Net income attributable to Generac Holdings Inc. per common share - basic:	$5.46	$3.31	$5.55
Weighted average common shares outstanding - basic:	59,559,797	61,265,060	63,117,007

Net income attributable to Generac Holdings Inc. per common share - diluted:	$5.39	$3.27	$5.42
Weighted average common shares outstanding - diluted:	60,350,412	62,058,387	64,681,357

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance as of December 31, 2021	72,386,017	$725	$952,939	(8,667,031)	$(448,976)	$(202,116)	$1,965,957	$(54,755)	$2,213,774	$313	$2,214,087
Unrealized gain on interest rate swaps, net of tax of $(12,858)								38,494	38,494		38,494
Foreign currency translation adjustment								(48,841)	(48,841)	(264)	(49,105)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	315,240	3	(247)						(244)		(244)
Payment of acquisition contingent consideration			33,965	196,531	13,158				47,123		47,123
Net share settlement of restricted stock awards				(91,843)	(26,833)				(26,833)		(26,833)
Stock repurchases				(2,722,007)	(345,840)				(345,840)		(345,840)
Share-based compensation			29,481						29,481		29,481
Redemption value adjustment							(49,235)		(49,235)		(49,235)
Net income							399,502		399,502	1,825	401,327

Balance as of December 31, 2022	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized loss on interest rate swaps, net of tax of $2,674								(8,004)	(8,004)		(8,004)
Foreign currency translation adjustment								57,963	57,963	128	58,091
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	482,855	5	3,345						3,350		3,350
Payment of acquisition contingent consideration	10,943	–	15,411	466,118	33,396				48,807		48,807
Net share settlement of restricted stock awards				(50,591)	(6,313)				(6,313)		(6,313)
Stock repurchases				(2,188,475)	(251,513)				(251,513)		(251,513)
Share-based compensation			35,492						35,492		35,492
Redemption value adjustment							(11,517)		(11,517)		(11,517)
Net income							214,606		214,606	816	215,422

Balance as of December 31, 2023	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized loss on interest rate swaps, net of tax of $2,563								(7,672)	(7,672)		(7,672)
Foreign currency translation adjustment								(62,584)	(62,584)	(258)	(62,842)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	590,576	5	14,122	8,417	–				14,127		14,127
Net share settlement of restricted stock awards				(78,465)	(11,333)				(11,333)		(11,333)
Stock repurchases				(1,046,351)	(152,743)				(152,743)		(152,743)
Share-based compensation			49,248						49,248		49,248
Redemption value adjustment							8,941		8,941		8,941
Cash dividends paid to noncontrolling interest of subsidiary							(273)		(273)		(273)
Net income							316,315		316,315	605	316,920

Balance as of December 31, 2024	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities
Net income	$316,978	$217,120	$408,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	74,025	62,408	52,821
Amortization of intangible assets	97,743	104,194	103,320
Amortization of deferred financing costs and original issue discount	3,242	3,885	3,234
Change in fair value of investment	38,006	–	–
Loss on extinguishment of debt	4,861	–	3,743
Deferred income taxes	(60,615)	(34,478)	(95,465)
Share-based compensation expense	49,248	35,492	29,481
Loss (gain) on disposal of assets	138	(285)	(592)
Other noncash charges	5,780	5,922	18,339
Excess tax benefits from equity awards	(5,069)	(977)	(16,910)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(82,816)	(18,272)	6,547
Inventories	122,952	262,670	(319,274)
Other assets	546	24,266	4,766
Accounts payable	123,571	(120,900)	(223,031)
Accrued wages and employee benefits	26,870	7,962	(27,369)
Other accrued liabilities	25,841	(27,337)	110,036
Net cash provided by operating activities	741,301	521,670	58,516

Investing activities
Proceeds from sale of property and equipment	211	2,896	2,077
Proceeds from beneficial interest in securitization transactions	–	3,294	3,566
Contribution to tax equity investment	(1,629)	(6,627)	(14,930)
Purchase of long-term investments	(37,821)	(32,592)	(15,000)
Proceeds from sale of long-term investments	2,000	–	1,308
Expenditures for property and equipment	(136,733)	(129,060)	(86,188)
Acquisition of businesses, net of cash acquired	(34,740)	(15,974)	(25,065)
Net cash used in investing activities	(208,712)	(178,063)	(134,232)

Financing activities
Proceeds from short-term borrowings	29,219	64,257	248,209
Proceeds from long-term borrowings	541,475	348,827	1,026,284
Repayments of short-term borrowings	(54,548)	(37,104)	(268,133)
Repayments of long-term borrowings and finance lease obligations	(794,600)	(288,699)	(542,191)
Stock repurchases	(152,743)	(251,513)	(345,840)
Payment of debt issuance costs	(3,616)	–	(10,330)
Payment of contingent acquisition consideration	–	(4,979)	(16,135)
Payment of deferred acquisition consideration	(7,421)	–	–
Purchase of additional ownership interest	(9,117)	(104,844)	(375)
Cash dividends paid to noncontrolling interest of subsidiary	(273)	–	(309)
Taxes paid related to equity awards	(24,769)	(10,897)	(40,923)
Proceeds from the exercise of stock options	27,558	7,815	13,786
Net cash (used in) provided by financing activities	(448,835)	(277,137)	64,043

Effect of foreign exchange rate changes on cash and cash equivalents	(3,471)	1,801	(2,943)

Net increase (decrease) in cash and cash equivalents	80,283	68,271	(14,616)
Cash and cash equivalents at beginning of period	200,994	132,723	147,339
Cash and cash equivalents at end of period	$281,277	$200,994	$132,723

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$89,420	$84,027	$48,912
Income taxes	148,828	100,082	150,893

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In November 2024, the Company acquired Wolverine Power Systems (Wolverine), headquartered in Zeeland, Michigan. Wolverine is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
●	In August 2024, the Company acquired the assets and liabilities of Ageto, LLC (Ageto). Ageto designs and integrates microgrid control solutions and is headquartered in Fort Collins, Colorado.
●	In June 2024, the Company closed on the acquisition of the Commercial & Industrial Battery Energy Storage System (C&I BESS) product offering from SunGrid Solutions Inc. located in Cambridge, Canada.
●	In April 2024, the Company acquired Huntington Power Equipment, Inc. (Huntington), headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
●	In February 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.
●	In October 2022, the Company acquired Blue Pillar, an industrial IoT platform developer that designs, deploys, and manages industrial IoT network solutions to enable distributed energy generation monitoring and control.
●	In June 2022, the Company acquired Electronic Environments Co. LLC and related subsidiaries (collectively EEC). Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider of design, build, maintenance, and repair services for data center and telecom facilities.

2.	Summary of Accounting Policies

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

Concentration of Credit Risk

The Company maintains the majority of its domestic cash in a few commercial banks in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. One customer accounted for approximately 10% and 7% of accounts receivable as of  December 31, 2024 and 2023, respectively. No one customer accounted for greater than 5%, 4%, and 4%, of net sales during the years ended December 31, 2024, 2023, and 2022, respectively.

Accounts Receivable and Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of its products and services to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, EPC companies, telecommunications customers, and certain end users with payment terms generally ranging from 30 to 90 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, credit bureau information, and regional considerations.

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

The Company holds various credit insurance plans that cover the risk of loss up to specified amounts on certain trade receivables. As of December 31, 2024, the Company had gross receivables of $647,572 and an allowance for credit losses of $35,465.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including internal use software, is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements. The Company capitalizes internal use software and significant enhancements when the Company obtains a software license or develops the software internally. The Company capitalizes cloud computing arrangements that qualify as service contracts if the Company has the contractual right to take possession of the software at any time during the contract period, without significant penalty and if it is feasible for the Company to either operate the software internally or contract with a third party to host the software on our behalf. Implementation costs incurred in cloud computing arrangements that are service contracts are recorded in prepaid expenses and other assets and operating lease and other assets in the Consolidated Balance Sheets and are amortized over the expected service period of the cloud computing arrangements. Finance lease right of use assets are included in property and equipment.

Land improvements	8	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	15
Dies and tools	3	–	10
Vehicles	3	–	6
Office & information technology equipment and internal use software	3	–	15
Leasehold improvements	2	–	20

Total depreciation and finance lease amortization expense was $74,025, $62,408, and $52,821 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2024, 2023 and 2022, and found no impairment.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance or amendment of long-term debt are deferred and recorded as a reduction of outstanding debt and amortized to interest expense using the effective interest method over the terms of the related credit agreements. $3,242, $3,885, and $3,234 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2024, 2023 and 2022, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2025 - $2,573; 2026 - $2,544; 2027 - $1,434; 2028 - $437; 2029 - $463.

Income Taxes

The Company is a C Corporation and therefore accounts for income taxes pursuant to the liability method. Accordingly, the current or deferred tax consequences of a transaction are measured by applying the provision of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers taxable income in prior carryback years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, as appropriate, in making this assessment.

Revenue Recognition

The Company’s revenues primarily consist of the sale of products to its customers. The Company considers the purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other promotional incentives or allowances offered to our customers. Expected returns for damaged or defective product are estimated using the expected value method based on historical product return experience. Discounts and rebates offered to customers are typically defined in the master sales agreements with customers and, therefore, are recorded using the most likely amount method based on the terms of the contract. Promotional incentives are defined programs offered for short, specific periods of time and are estimated using the expected value method based on historical experience. The Company does not expect the transaction price for revenue recognized will be subject to a significant revenue reversal. As the Company’s product sale contracts and standard payment terms have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money. Sales, use, value add, and other similar taxes assessed by governmental authorities and collected concurrently with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. As a substantial portion of the Company’s product revenues are recognized at a point in time, the amount of unsatisfied performance obligations at each period end is not material. The Company’s contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations.

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears after shipment of the product to the customer. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance are recognized as customer deposits and recorded in other accrued liabilities in the consolidated balance sheets until revenue is recognized. The balance of customer deposits (contract liabilities) was $26,858 and $19,173 as of  December 31, 2024, and December 31, 2023, respectively. During the year ended December 31, 2024, the Company recognized revenue of $19,173 related to amounts included in the December 31, 2023, customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

The Company offers standard warranty coverage on substantially all products that it sells and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based on historical warranty experience. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the Company’s standard warranties.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation, and the extended warranty transaction is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue in the consolidated balance sheets and amortized on a straight-line basis to net sales in the consolidated statements of comprehensive income over the life of the contracts, following the standard warranty period. For extended warranty contracts that the Company sells under a third-party marketing agreement, it is required to pay fees to the third-party service provider and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as other assets in the consolidated balance sheets. The deferred contract costs are amortized as an offset to net sales in the consolidated statements of comprehensive income consistent with how the related deferred revenue is recognized. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the Company’s extended warranties.

In addition to extended warranties, the Company offers other services, including remote monitoring, installation, maintenance, data center and telecom facility design and build, and grid services to utilities in certain circumstances. Total service revenues accounted for less than 4%, 4%, and 3% of net sales during the years ended December 31, 2024, 2023 and 2022, respectively.

Refer to Note 7, “Segment Reporting,” to the consolidated financial statements of this Annual Report on Form 10-K for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Expenditures for advertising production costs are expensed when the related advertisement is first run. Expenditures for Co-Op advertising are expensed when claimed by the customer. Total expenditures for advertising were $116,550, $118,303, and $100,589 for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $219,600, $173,443, and $159,774 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Tranche A Term Loan Facility borrowing, which has a net carrying value of $710,715, was approximately $705,375 (Level 2) as of  December 31, 2024. The fair value of the Tranche B Term Loan Facility borrowing, which has a net carrying value of $495,936, was approximately $501,244 (Level 2) as of  December 31, 2024. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

For the fair value of the assets and liabilities measured on a recurring basis, excluding the contingent consideration discussed below, refer to the fair value table in Note 5, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements of this Annual Report on Form 10-K. The fair value of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts discussed above considers the Company’s credit risk in accordance with ASC 820-10.

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

Equity Securities

Equity securities consist of shares of Wallbox N.V's (Wallbox) Class A common stock (Wallbox Shares). The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The investment in Wallbox Shares is included in operating lease and other assets in the consolidated balance sheets. The fair value of the investment in Wallbox Shares was $19,075 and $17,213 as of December 31, 2024, and December 31, 2023, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the consolidated statements of comprehensive income. The loss recognized on the investment in Wallbox Shares was $30,679 for the year ended  December 31, 2024. For additional information regarding the Company's investment in Wallbox, see Note 5, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements of this Annual Report on Form 10-K

Contingent Consideration

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

The combined fair value of contingent consideration for Chilicon and Ageto as of December 31, 2024, and for Chilicon and Pramac as of December 31, 2023, was $34,114 and $38,937, respectively. The contingent consideration period for Chilicon extends through December 31, 2028, while the contingent consideration period for Pramac extends through December 31, 2025. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration capable of being earned each year as of August 1, 2025, August 1, 2026, and August 1, 2027. The current portion of contingent consideration is reported in other accrued liabilities and the non-current portion is reported in operating lease and other long-term liabilities in the consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2024	$38,937
Changes in fair value (1)	(11,627)
Additional contingent consideration (2)	5,911
Payment of contingent consideration	-
Present value interest accretion	893
Ending balance, December 31, 2024	$34,114

(1) Represents the change in fair value of the contingent deferred consideration for the Pramac buyout. See Note 4, "Redeemable Noncontrolling Interest", to the consolidated financial statements of this Annual Report on Form 10-K.

(2) Represents $5,911 of contingent consideration related to the Ageto acquisition.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives in accordance with ASC 815, Derivatives and Hedging, which requires derivative instruments to be reported in the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company is exposed to market risk such as changes in commodity prices, foreign currencies and interest rates. The Company does not hold or trade derivative financial instruments for trading purposes.

Share-Based Compensation

Share-based compensation expense, including stock options and restricted stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant. Refer to Note 17, “Share Plans,” to the consolidated financial statements of this Annual Report on Form 10-K for further information on the Company’s share-based compensation plans and accounting.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (ASUs) to the FASB Accounting Standards Codification.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require additional quantitative and qualitative information for certain expenses contained within the Consolidated Statements of Comprehensive Income to be presented in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated provisions.

In March 2024, the Securities and Exchange Commission (SEC) adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will begin to be phased in beginning with the Company's annual report for the year ending December 31, 2025. While this rule has been stayed pending the outcome of legal challenges, the Company is currently assessing the impact of adoption on the Company's consolidated financial statements and related disclosures in the event the stay is lifted.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. Entities may apply the new disclosures prospectively or may elect retrospective application. The Company is evaluating the impact of the new required disclosures, but does not expect the adoption of ASU 2023-09 to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The required annual disclosures are reflected in Note 7, "Segment Reporting," to this Annual Report on Form 10-K and the Company will disclose the required quarterly information beginning with the Form 10-Q for the three months ending March 31, 2025.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during 2024 that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

3.	Acquisitions

Fiscal 2024 Acquisitions

On November 1, 2024, the Company acquired Wolverine, headquartered in Zeeland, Michigan. Wolverine is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

On August 1, 2024, the Company acquired the assets and liabilities of Ageto. Ageto designs and integrates microgrid control solutions and is headquartered in Fort Collins, Colorado.

On June 26, 2024, the Company closed on the acquisition of the C&I BESS product offering from SunGrid Solutions Inc. located in Cambridge, Canada.

On April 1, 2024, the Company acquired Huntington, headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

The combined preliminary purchase price for these acquisitions was $45,825, net of cash acquired and inclusive of holdbacks and estimated contingent consideration. The Company recorded its preliminary purchase price allocations based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington will be finalized prior to June 30, 2025, while purchase accounting for Ageto will be finalized prior to September 30, 2025. Purchase accounting for Wolverine will be finalized prior to December 31, 2025. There have not been any material changes to the preliminary purchase price allocation for Wolverine, Ageto, C&I BESS, or Huntington as of December 31, 2024. The accompanying consolidated financial statements include the results of these acquisitions from their dates of acquisition.

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market.

The Company recorded its preliminary purchase price allocation for REFUstor during the first quarter of 2023, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for REFUstor was finalized in the first quarter of 2024 and did not result in material adjustments to the Company's preliminary estimates. The final purchase price was $16,127. The accompanying consolidated financial statements include the results of REFUstor since the date of acquisition.

Fiscal 2022 Acquisitions

On June 30, 2022, the Company acquired EEC. Headquartered in Marlborough, Massachusetts, EEC is an industrial generator distributor as well as a provider design, build, maintenance, and repair services for data center and telecom facilities.

On October 3, 2022, the Company acquired Blue Pillar, an industrial IoT platform developer that designs, deploys, and manages industrial IoT network solutions to enable distributed energy generation monitoring and control.

The Company recorded its preliminary purchase price allocation for EEC and Blue Pillar during the second quarter and fourth quarter of 2022, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for EEC was finalized in the second quarter of 2023, and purchase accounting for Blue Pillar was finalized in the fourth quarter of 2023, neither of which resulted in material adjustments to the Company's preliminary estimates. The final combined purchase price for EEC and Blue Pillar was $27,658. The accompanying consolidated financial statements include the results of the acquired businesses since their dates of acquisition.

Pro forma and other financial information are not presented as the effects of the Company's acquisitions since 2022 are not material to the Company's results of operations or financial position.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed for all acquisitions completed since January 1, 2022, are as follows:

	2024 Acquisitions	2023 Acquisitions	2022 Acquisitions
Accounts receivable	$9,528	$347	$11,965
Inventories	10,150	1,239	2,955
Prepaid expenses and other current assets	864	166	4,456
Property and equipment	824	5,843	708
Intangible assets	14,551	6,174	10,032
Goodwill	22,536	5,363	8,714
Other assets	2,712	837	1,954
Total assets acquired	61,165	19,969	40,784

Accounts payable	2,420	1,278	1,826
Accrued wages and employee benefits	1,256	264	1,662
Other accrued liabilities	9,043	236	7,917
Current portion of long-term borrowings and finance lease obligations	146	-	-
Deferred income taxes	803	2,007	564
Other long-term liabilities	1,490	57	1,157
Long-term debt	182	-
Net assets acquired	$45,825	$16,127	$27,658

4.	Redeemable Noncontrolling Interest

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price for the remaining 20% ownership interest included $105,264 of initial consideration, which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement in the first quarter of 2023, and $11,490 of contingent deferred consideration of up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022, and which shall vest upon achievement of certain earnings targets at the end of the earn-out period, December 31, 2025. Accordingly, there was no redeemable noncontrolling interest related to Pramac as of December 31, 2023. This contingent deferred consideration was reduced to zero in the fourth quarter of 2024. Refer to Note 2, "Summary of Accounting Policies", to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the contingent deferred consideration.

On February 1, 2019, the Company acquired a 51% ownership interest in Captiva Energy Solutions Private Limited (Captiva). The 49% noncontrolling interest in Captiva had an acquisition date fair value of $3,165 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Captiva. The noncontrolling interest holder had a put option to sell his interest to the Company any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. Further, the Company had a call option that may be redeemed any time after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price was based on a multiple of earnings, subject to the terms of the acquisition agreement. In May 2022, the Company purchased an additional 15% ownership interest in Captiva for $375, which was paid with cash on hand, bringing the Company's total ownership interest in Captiva to 66%. On April 5, 2024, the Company acquired the remaining 34% ownership interest in Captiva for $9,117 of cash.

The redeemable noncontrolling interests were recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 14, “Earnings Per Share,” to the consolidated financial statements of this Annual Report on Form 10-K. The following table presents the changes in the redeemable noncontrolling interest for both Captiva and Pramac:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$6,549	$110,471	$58,050
Share of net income	58	1,864	7,543
Foreign currency translation rate changes	(176)	(549)	(3,982)
Purchase of additional ownership interest	(9,117)	(116,754)	(375)
Redemption value adjustment	2,686	11,517	49,235
Balance at end of period	$-	$6,549	$110,471

5.	Derivative Instruments and Hedging Activities

The Company periodically utilizes commodity derivatives and foreign currency forward purchase and sales contracts in the normal course of business. Because these contracts do not qualify for hedge accounting, the related gains and losses are recorded in the Company’s consolidated statements of comprehensive income. The commodity and foreign currency forward contract gains and losses are not material to the Company’s consolidated financial statements for the periods presented.

Additionally, the Company maintains interest rate swap agreements and owns stock warrants described in more detail below.

Interest Rate Swaps

In 2017, the Company entered into twenty interest rate swap agreements, the final four of which expired in  May 2023. In March 2020, the Company entered into three additional interest rate swap agreements, which were still outstanding as of December 31, 2024.

In June 2022, in conjunction with the amendments to the Company's credit agreements discussed further in Note 12, “Credit Agreements,” to the consolidated financial statements of this Annual Report on Form 10-K, the Company amended its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets.

The amount of after-tax unrealized gains (losses) recognized for the years ended December 31, 2024, 2023 and 2022 were $(7,672), $(8,004), and $38,494, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for additional information on these interest rate swaps.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox to purchase 5% of its Class A common stock and acquire stock warrants, the latter of which provide the rights to an incremental approximate 5% ownership in the Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024, the Company received additional warrants in connection with an additional round of funding performed by Wallbox through the Company's anti-dilution protection rights. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the consolidated statements of comprehensive income.

The loss attributable to the stock warrants was $7,327 for the year ended December 31, 2024.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31,
	2024	2023
Interest rate swaps	$28,367	$38,601
Stock warrants	7,919	14,862

The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the consolidated balance sheet as of December 31, 2024 and December 31, 2023. Excluding the impact of credit risk, the fair value of the interest rate swaps as of  December 31, 2024, and December 31, 2023, is an asset of $29,254 and $39,796, respectively, which represents the net amount the Company would receive to exit all of the agreements on that date.

6.	Accumulated Other Comprehensive Loss

The following presents a tabular disclosure of changes in AOCL during the years ended December 31, 2024 and 2023, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Current-period comprehensive income (loss)	(62,584)	(1)	(7,672)	(2)	(70,256)
Ending Balance – December 31, 2024	$(106,166)		$20,767		$(85,399)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2023	$(101,545)		$36,443		$(65,102)
Current-period comprehensive income (loss)	57,963	(3)	(8,004)	(4)	49,959
Ending Balance – December 31, 2023	$(43,582)		$28,439		$(15,143)

(1)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2024, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized losses of $(10,235) on the interest rate swaps, net of tax effect of $2,563 for the year ended December 31, 2024.
(3)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2023, particularly the Euro, British Pound, and Mexican Peso.
(4)	Represents unrealized losses of $(10,678) on the interest rate swaps, net of tax effect of $2,674 for the year ended December 31, 2023.

7.	Segment Reporting

The Company has two reportable segments for financial reporting purposes – domestic and international. The domestic segment includes the legacy Generac business and all historical acquisitions based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The international segment includes all historical acquisitions not based in the U.S and Canada, all of which have revenues substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products, production processes, classes of customers, distribution methods, organizational structure, and regional considerations. Intersegment sales are at an appropriate transfer price.

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

	Net Sales by Segment
	Year Ended December 31, 2024
Product Classes	Domestic	International	Total
Residential products	$2,352,629	$80,845	$2,433,474
Commercial & Industrial products	828,586	560,883	1,389,469
Other	417,934	54,957	472,891
Total net sales	$3,599,149	$696,685	$4,295,834

	Year Ended December 31, 2023
Product Classes	Domestic	International	Total
Residential products	$1,945,273	$117,656	$2,062,929
Commercial & Industrial products	916,118	578,681	1,494,799
Other	414,933	50,006	464,939
Total net sales	$3,276,324	$746,343	$4,022,667

	Year Ended December 31, 2022
Product Classes	Domestic	International	Total
Residential products	$2,782,037	$129,834	$2,911,871
Commercial & Industrial products	746,172	514,565	1,260,737
Other	339,657	52,472	392,129
Total net sales	$3,867,866	$696,871	$4,564,737

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

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold directly to the end customer. Substantially all of the C&I products' revenues are transferred to the customer at a point in time.

Other consists primarily of aftermarket service parts and product accessories sold to the Company's distribution partners, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain design, build, installation, and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed, sometimes after certain milestones are met.

The Company views Adjusted EBITDA as a key measure of the Company's performance. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements. The Company presents Adjusted EBITDA not only due to its importance for purposes of the Company's credit agreements, but also because it assists the Company in comparing performance across reporting periods on a consistent basis as it excludes items the Company's management does not believe are indicative of the Company's core operating performance. The Company's Chief Operating Decision Maker (CODM) is Aaron Jagdfeld, President and Chief Executive Officer (CEO). He uses Adjusted EBITDA, along with the Company's management:

●	for planning purposes, including the preparation of the Company's annual operating budget and developing and refining internal projections for future periods;
●	to allocate resources to enhance the financial performance of the Company's business;
●

as a target for the determination of the bonus component of compensation for the Company's senior executives under the Company's management incentive plan, as described further in the Company's Proxy Statement;

●	to evaluate the effectiveness of the Company's business strategies and as a supplemental tool in evaluating the Company's performance against the Company's budget for each period; and
●	in communications with the Company's Board and investors concerning the Company's financial performance.

See "Non-GAAP measures - Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K for more information on the Company's use of Adjusted EBITDA. The table below presents sales (external and intersegment), significant segment expenses, and Adjusted EBITDA by reportable segment, reconciled to consolidated income before provision for income taxes.

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
External net sales	$3,599,149	696,685	$4,295,834	$3,276,324	$746,343	$4,022,667	$3,867,866	$696,871	$4,564,737
Intersegment sales	35,932	28,700	64,632	43,937	91,552	135,489	60,731	93,699	154,430
Total sales	3,635,081	725,385	4,360,466	3,320,261	837,895	4,158,156	3,928,597	790,570	4,719,167
Elimination of intersegment sales	-	-	(64,632)	-	-	(135,489)	-	-	(154,430)
Costs of goods sold	2,155,269	539,571	2,694,840	2,168,210	624,515	2,792,725	2,604,124	593,039	3,197,163
Elimination of intersegment cost of goods sold	-	-	(64,632)	-	-	(135,489)	-	-	(154,430)
Operating expenses	991,042	137,842	1,128,884	839,827	139,405	979,232	833,896	121,778	955,674
Other segment items (1)	(204,433)	(47,926)	(252,359)	(211,113)	(40,547)	(251,660)	(225,725)	(33,312)	(259,037)
Adjusted EBITDA by reportable segment	$693,203	$95,898	789,101	$523,337	$114,522	637,859	$716,302	$109,065	825,367
Interest expense			(89,713)			(97,627)			(54,826)
Depreciation and amortization			(171,768)			(166,602)			(156,141)
Non-cash write-down and other adjustments (2)			(4,757)			5,953			2,091
Non-cash share-based compensation expense (3)			(49,248)			(35,492)			(29,481)
Transaction costs and credit facility fees (4)			(5,097)			(4,054)			(5,026)
Business optimization and other charges (5)			(4,752)			(10,551)			(4,371)
Provision for legal, regulatory, and clean energy product charges (6)			(10,931)			(38,490)			(65,265)
Change in fair value of investment (7)			(38,006)			-			-
Loss on extinguishment of debt (8)			(4,861)			-			(3,743)
Other			(530)			(696)			(139)
Income before provision for income taxes			$409,438			$290,300			$508,466

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; Provision for legal, regulatory, and clean energy product charges.
(2)

Includes gains/(losses) on dispositions of assets other than in the ordinary course of business, gains/(losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's Amended Credit Agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)

Represents the following litigation, regulatory, and other matters that are not indicative of our ongoing operations:

 • A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $9,299 in 2024; $27,289 in 2023.

 • Legal expenses related to certain class action lawsuits - $1,267 in 2024; $1,051 in 2023.

 • A bad debt provision and additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $365 and $4,350 additional customer support costs in 2024 and 2023, respectively; $17,926 bad debt provision in 2022.

 • A warranty provision to address clean energy product warranty-related matters - $37,338 in 2022.
 • A provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021 - $5,800 in 2023 and $10,000 in 2022.

(7)	Represents non-cash losses from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	Represents fees paid to creditors and the write-off of the unamortized original issue discount and deferred financing costs in connection with the 2024 and 2022 credit agreement refinancings. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements of this Annual Report on Form 10-K for further information on the losses on extinguishment of debt.

The following tables summarize additional financial information by reportable segment:

	Assets
	December 31,
	2024	2023	2022
Domestic	$3,873,904	$3,770,883	$4,032,086
International	1,235,427	1,322,429	1,137,376
Total	$5,109,331	$5,093,312	$5,169,462

	Depreciation and Amortization
	Year Ended December 31,
	2024	2023	2022
Domestic	$135,434	$129,648	$123,768
International	36,334	36,954	32,373
Total	$171,768	$166,602	$156,141

	Capital Expenditures
	Year Ended December 31,
	2024	2023	2022
Domestic	$117,836	$103,036	$69,680
International	18,897	26,024	16,508
Total	$136,733	$129,060	$86,188

The Company’s sales in the United States represent approximately 79%, 77%, and 80% of total sales for the years ended December 31, 2024, 2023 and 2022, respectively. Approximately 76% and 74% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2024 and 2023, respectively.

8.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2024	2023
Raw material	$611,735	$677,428
Work-in-process	6,814	10,877
Finished goods	413,098	479,179
Total	$1,031,647	$1,167,484

Property and equipment consists of the following:

	December 31,
	2024	2023
Land and improvements	$30,220	$22,556
Buildings and improvements	358,055	298,483
Machinery and equipment	296,409	271,879
Dies and tools	48,681	45,998
Vehicles	13,887	11,411
Office & information technology equipment and internal use software	213,003	185,601
Leasehold improvements	9,776	8,772
Construction in progress	110,651	98,083
Gross property and equipment	1,080,682	942,783
Accumulated depreciation	(390,659)	(344,206)
Total	$690,023	$598,577

Total property and equipment included finance leases of $61,214 and $68,079 as of  December 31, 2024 and 2023, respectively, primarily comprised of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the consolidated statements of cash flows. Similarly, the buyout of finance lease obligations is accounted for as a non-cash exchange of the ROU asset for the underlying leased asset. In 2024, the Company purchased the property under lease from a related party previously determined to be an arm’s length transaction. Refer to Note 10, “Leases,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the Company’s accounting for leases under ASC 842, Leases.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Domestic	International	Total
Balance as of December 31, 2022	$1,016,657	$384,223	$1,400,880
Acquisitions of businesses, net	1,376	5,363	6,739
Foreign currency translation rate changes	495	24,270	24,765
Balance as of December 31, 2023	1,018,528	413,856	1,432,384
Acquisitions of businesses, net	22,641	-	22,641
Foreign currency translation rate changes	(22)	(18,742)	(18,764)
Balance as of December 31, 2024	$1,041,147	$395,114	$1,436,261

Refer to Note 3, “Acquisitions,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the Company’s acquisitions.

Goodwill applicable to each reportable segment as of  December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,544,340	$(503,193)	$1,041,147	$1,521,721	$(503,193)	$1,018,528
International	399,725	(4,611)	395,114	418,467	(4,611)	413,856
Total	$1,944,065	$(507,804)	$1,436,261	$1,940,188	$(507,804)	$1,432,384

The following table summarizes intangible assets by major category as of December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
	Weighted Average Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	15	$160,473	$(81,083)	$79,390	$159,671	$(70,997)	$88,674
Customer lists	12	591,745	(439,008)	152,737	589,318	(404,805)	184,513
Patents and technology	14	673,425	(294,330)	379,095	670,099	(252,658)	417,441
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	5	76,251	(56,225)	20,026	71,570	(44,443)	27,127
Total finite-lived intangible assets		$1,502,940	$(871,692)	$631,248	$1,491,704	$(773,949)	$717,755
Indefinite-lived tradenames		127,274	-	127,274	128,321	-	128,321
Total intangible assets		$1,630,214	$(871,692)	$758,522	$1,620,025	$(773,949)	$846,076

Amortization expense of intangible assets was $97,743, $104,194, and $103,320 in 2024, 2023 and 2022, respectively. Excluding the impact of future acquisitions or divestitures, the Company estimates amortization expense for the next five years to be as follows: 2025 - $93,975; 2026 - $87,236; 2027 - $60,387; 2028 - $53,620; 2029 - $50,234.

10.	Leases

The Company leases certain manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery and computer equipment globally under both finance and operating leases. The Company’s leases have remaining lease terms of up to approximately 16 years, of which certain leases, primarily within the buildings and improvements asset class, include options to extend for up to 10 additional years.

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

The Company is a lessor of certain of its C&I mobile products as part of a rental fleet, as well as three of its buildings that it leases to third parties. The lease income related to these arrangements is not material to the consolidated financial statements.

The Company records its operating lease cost and amortization of finance lease ROU assets within cost of goods sold or operating expenses in the consolidated statements of comprehensive income depending on the cost center of the underlying asset. The Company records its finance lease interest cost within interest expense in the consolidated statements of comprehensive income.

The components of total lease cost consist of the following:

	Year Ended December 31,
	2024	2023	2022

Operating lease cost	$46,887	$38,980	$36,292
Finance lease cost:
Amortization of ROU assets	7,639	4,142	3,298
Interest on lease liabilities	5,323	2,540	1,945
Total lease cost	$59,849	$45,662	$41,535

Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31,
	2024	2023
Operating leases:
Operating lease ROU assets (1)	$57,999	$70,937

Operating lease liabilities - current (2)	29,316	29,388
Operating lease liabilities - noncurrent (3)	29,173	44,760
Total operating lease liabilities	58,489	74,148

Finance leases:
Finance lease ROU assets, gross	78,801	82,744
Accumulated depreciation - finance lease ROU assets	(17,587)	(14,665)
Finance lease ROU assets, net (4)	61,214	68,079

Finance lease liabilities - current (5)	6,845	3,785
Finance lease liabilities - noncurrent (6)	59,510	67,523
Total finance lease liabilities	$66,355	$71,308

(1)	Recorded in the operating lease and other assets line within the consolidated balance sheets
(2)	Recorded in the other accrued liabilities line within the consolidated balance sheets
(3)	Recorded in the operating lease and other long-term liabilities line within the consolidated balance sheets
(4)	Recorded in the property and equipment, net line within the consolidated balance sheets
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line within the consolidated balance sheets
(6)	Recorded in the long-term borrowings and finance lease obligations line within the consolidated balance sheets

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$48,089	$39,073	$36,020
Operating cash flows - finance leases	4,924	2,409	1,919
Financing cash flows - finance leases	45,906	3,618	4,931

ROU assets obtained in exchange for lease liabilities
Operating leases	$41,389	$17,830	$28,766
Finance leases	43,799	47,715	2,874

Weighted average remaining lease term and discount rate information related to the Company’s leases as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating Leases	4.27	4.55
Finance Leases	8.92	5.34

Weighted average discount rate
Operating Leases	6.03%	4.63%
Finance Leases	7.03%	6.64%

The maturities of the Company’s lease liabilities as of December 31, 2024, are as follows:

	Finance Leases	Operating Leases
2025	$11,118	$31,427
2026	10,395	7,963
2027	10,156	7,205
2028	9,593	5,712
2029	8,327	4,035
After 2029	41,520	11,211
Total minimum lease payments	91,109	67,553
Interest component	(24,754)	(9,064)
Present value of minimum lease payments	$66,355	$58,489

11.	Product Warranty Obligations

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

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$116,408	$138,011	$94,213
Payments	(88,990)	(92,200)	(77,476)
Provision for warranty issued	77,802	67,104	80,340
Changes in estimates for pre-existing warranties (1)	5,767	3,493	40,934
Balance at end of period	$110,987	$116,408	$138,011

(1)	Includes a specific warranty provision of $37,338 recorded during the third quarter of 2022 to address certain clean energy product warranty related matters.

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

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$155,870	$132,813	$111,647
Deferred revenue contracts issued	60,651	48,107	42,869
Amortization of deferred revenue contracts	(29,599)	(25,050)	(21,703)
Balance at end of period	$186,922	$155,870	$132,813

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  December 31, 2024 is as follows:

2025	$34,069
2026	35,267
2027	32,315
2028	25,822
2029	19,897
After 2029	39,552
Total	$186,922

The Company has a post-sale extended warranty marketing agreement with a third party, pursuant to which the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts the provider sells, which it classifies as costs to obtain a contract. These fees are deferred and recorded as other assets in the consolidated balance sheets, and are then amortized to net sales in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. Deferred contract costs as of December 31, 2024 and 2023 were $17,140 and $10,153, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2024, 2023 and 2022 was $2,958, $2,306, and $1,932, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
Product warranty liability:
Current portion - Accrued product warranty	$56,127	$65,298
Long-term portion - other long-term liabilities	54,860	51,110
Total	$110,987	$116,408

Deferred revenue related to extended warranties:
Current portion - other accrued liabilities	$34,069	$28,203
Long-term portion - Deferred revenue	152,853	127,667
Total	$186,922	$155,870

12.	Credit Agreements

Short-term borrowings included in the consolidated balance sheets as of December 31, 2024, and December 31, 2023, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $55,848 and $81,769, respectively. As of December 31, 2024, and December 31, 2023, the weighted-average interest rates on the short-term borrowings were 5.44% and 6.54%, respectively.

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
Tranche A Term Loan	$712,500	$745,313
Tranche B Term Loan	498,750	530,000
Original issue discount and deferred financing costs	(8,203)	(12,685)
Revolving Facility	-	150,000
Finance lease obligation	66,355	71,308
Other	8,972	9,512
Total	1,278,374	1,493,448
Less: current portion of debt	60,753	42,110
Less: current portion of finance lease obligation	6,845	3,785
Total long-term borrowings and finance lease obligations	$1,210,776	$1,447,553

Both the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027. The Tranche A Term Loan Facility is repayable in quarterly installments commencing September 2023, with a balloon payment due June 2027. The Tranche B Term Loan Facility matures on July 3, 2031, and is repayable in quarterly installments commencing September 2024, with a balloon payment due July 2031. Maturities of the Company's Tranche A Term Loan Facility, Tranche B Term Loan Facility, and Revolving Facility outstanding on  December 31, 2024, before considering original issue discount and deferred financing costs, are as follows:

	Tranche A Term Loan Facility	Tranche B Term Loan Facility	Revolving Facility	Total
2025	$46,875	$5,000	$-	$51,875
2026	65,625	5,000	-	70,625
2027	600,000	5,000	-	605,000
2028	-	5,000	-	5,000
2029	-	5,000	-	5,000
2030	-	5,000	-	5,000
2031	-	468,750	-	468,750
Total	$712,500	$498,750	$-	$1,211,250

Prior to June 2022, the Company’s credit agreements provided for a $1,200,000 Tranche B Term Loan Facility (Original Term Loan B Facility) and included a $300,000 uncommitted incremental term loan on that facility. After several amendments, the Original Term Loan B Facility bore interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, and was scheduled to mature on December 13, 2026. The Company’s credit agreements also provided for a senior secured ABL revolving credit facility (ABL Facility). ABL Facility borrowings initially bore interest at rates based on either a base rate plus an applicable margin of 1.00% or adjusted LIBOR rate plus an applicable margin of 2.00%, in each case, subject to adjustments based on average availability under the ABL Facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new $1,250,000 revolving facility (Revolving Facility), terminated the former ABL Facility, and replaced all LIBOR provisions with SOFR provisions. Proceeds received by the Company from the Tranche A Term Loan Facility were used to retire the Company's former ABL Facility and to make a $250,000 voluntary prepayment on the original Term Loan B Facility, with the remaining funds used for future general corporate purposes. As a result of these prepayments, the Company wrote off $3,546 of original issue discount and deferred financing costs during the second quarter of 2022 as a loss on extinguishment of debt. Additionally, in accordance with ASC 470-50, the Company capitalized $10,330 of fees paid to creditors as deferred financing costs on long-term borrowings and expensed $800 of transaction fees. The Company evaluated on a lender-by-lender basis if the debt related to returning lenders on the Revolving Facility was significantly modified or not, resulting in the write-off of $197 unamortized deferred financing costs related to the former ABL Facility as a loss on extinguishment of debt.

During 2022, the Tranche A Term Loan Facility and the Revolving Facility bore interest at a rate based on adjusted SOFR plus an applicable margin of 1.5% through December 31, 2022, subject to a SOFR floor of 0.0%. Beginning on January 1, 2023, the Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of December 31, 2024, the interest rates for the Tranche A Term Loan Facility and Revolving Facility are 6.15% and 6.19%, respectively.

In July 2024, the Company extinguished the $530,000 balance then outstanding under the former Tranche B Term Loan Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031. The new Tranche B Term Loan Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs. Additionally, the Company wrote-off $4,236 of unamortized deferred financing costs related to the former Tranche B Term Loan Facility and expensed $625 of fees paid to creditors as a loss on extinguishment of debt. The new Tranche B Term Loan Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of December 31, 2024, the interest rate for the Tranche B Term Loan Facility is 6.34%.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, an interest coverage ratio above 3.00 to 1.00, and may require an excess cash flow payment. As of December 31, 2024, the Company’s total leverage ratio was 1.33 to 1.00, and the Company's interest coverage ratio was 10.03 to 1.00. The Company also was not required to make an excess cash flow payment as of December 31, 2024. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of December 31, 2024.

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

As of December 31, 2024, there were no borrowings under the Revolving Facility, leaving $1,249,203 of unused capacity, net of outstanding letters of credit.

13.	Stock Repurchase Programs

In  July 2022, the Company's Board approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board approved a new stock repurchase program that authorizes repurchases of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaced the prior share repurchase program, which had $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2024, the remaining unused buyback authorization was $347,257.

During the year ended December 31, 2024, the Company repurchased 1,046,351 shares of its common stock for $152,743. During the year ended  December 31, 2023, the Company repurchased2,188,475 shares of its common stock for $251,513. During the year ended December 31, 2022, the Company repurchased 2,722,007 shares of its common stock for $345,840. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

14.	Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options, as well as the satisfaction of certain conditions related to acquisition contingent consideration as of the end of the period. Refer to Note 4, “Redeemable Noncontrolling Interest,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income attributable to Generac Holdings Inc.	$316,315	$214,606	$399,502
Redemption value adjustment	8,941	(11,517)	(49,235)
Net income attributable to common shareholders	$325,256	$203,089	$350,267

Denominator
Weighted average shares, basic	59,559,797	61,265,060	63,117,007
Dilutive effect of stock compensation awards (1)	790,615	793,327	1,087,219
Dilutive effect of contingently issued shares	-	-	477,131
Diluted shares	60,350,412	62,058,387	64,681,357

Net income attributable to common shareholders per share
Basic	$5.46	$3.31	$5.55
Diluted	$5.39	$3.27	$5.42

(1)

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, excludes approximately 428,000, 348,000 and 76,000 stock options and restricted stock awards, respectively, as the impact of such awards was anti-dilutive.

15.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$117,749	$71,741	$118,320
State	20,970	13,802	25,743
Foreign	14,356	22,115	51,055
	153,075	107,658	195,118
Deferred:
Federal	(46,526)	(26,504)	(43,475)
State	(8,613)	(5,254)	(10,966)
Foreign	(5,565)	(3,218)	(40,109)
	(60,704)	(34,976)	(94,550)
Change in valuation allowance	89	498	(972)
Provision for income taxes	$92,460	$73,180	$99,596

The Company files U.S. federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. The Company believes the tax positions taken on its returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2024, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2021. Due to the carryforward of net operating losses and research & development credits, the Company’s Wisconsin state income tax returns for tax years 2007 through 2023 remain open for potential examination. In addition, the Company is subject to audit by various foreign taxing jurisdictions for tax years 2013 through 2023.

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$52,351	$48,758
Deferred revenue	43,261	36,927
Inventories	14,103	12,549
Stock-based compensation	16,959	14,143
Operating loss and credit carryforwards	50,327	54,753
Bad debt	1,803	1,380
Other	13,031	8,722
Capitalized R&D	98,323	65,523
Valuation allowance	(5,225)	(5,136)
Total deferred tax assets	284,933	237,619

Deferred tax liabilities:
Goodwill and intangible assets	234,271	253,342
Depreciation	49,935	45,964
Debt refinancing costs	-	828
Interest swap and derivative instruments	6,496	9,521
Prepaid expenses	3,284	2,444
Total deferred tax liabilities	293,986	312,099

Net deferred tax liabilities	$(9,053)	$(74,480)

As of December 31, 2024 and 2023, deferred tax assets of $24,132 and $15,532, and deferred tax liabilities of $33,185 and $90,012, respectively, were reflected in the consolidated balance sheets.

The Company maintains a $5,225 valuation allowance against the deferred tax assets primarily related to certain tax loss carryforwards which may not be realized. Realization of the deferred income tax asset related to the tax loss carryforward is dependent upon generating sufficient taxable income in these jurisdictions prior to their expiration. During 2024, the valuation allowance increased by $89 on our deferred tax assets where we believe the tax asset may not be fully utilized.

At December 31, 2024, the Company had tax loss carryforwards of approximately $182,431, which have varying expiration periods ranging from 2025 to indefinite. For carryforward amounts which the Company believes the losses will expire prior to use, a valuation allowance has been established. For all other carryforwards, the Company believes it will generate sufficient taxable income in these jurisdictions to utilize its loss carryforwards.

At December 31, 2024, the Company had state manufacturing tax credit carryforwards of approximately $27,510, which expire between 2028 and 2040. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2024	2023
Unrecognized tax benefit, beginning of period	$9,703	$8,895
Increase in unrecognized tax benefit for positions taken in prior period	1,068	3,081
Increase in unrecognized tax benefit for positions taken in current period	943	1,122
Statute of limitation expirations	(536)	(3,395)
Settlements	-	-
Unrecognized tax benefit, end of period	$11,178	$9,703

The unrecognized tax benefit as of  December 31, 2024 and 2023, if recognized, would favorably impact the effective tax rate.

As of  December 31, 2024 and 2023, total accrued interest of approximately $1,142 and $532, respectively, and accrued penalties of approximately $954 and $1,275, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant change to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2025.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	3.8	4.0	4.0
State tax rate differential	(0.2)	0.0	(0.3)
Research and development credits	(1.2)	(2.4)	(1.1)
State credits	(0.5)	(0.9)	(1.5)
Share-based compensation benefit	(1.2)	(0.4)	(2.7)
Nondeductible U.S. compensation expense	1.2	1.0	1.6
Foreign tax deduction	0.0	0.0	(0.4)
Uncertain tax positions reserve	0.6	0.9	0.0
Global intangible low tax income	0.4	1.7	0.2
Other	(1.3)	0.3	(1.2)
Effective tax rate	22.6%	25.2%	19.6%

16.	Benefit Plans

Medical and Dental Plans

The Company maintains medical and dental benefit plans covering its full-time U.S. employees and their dependents. These plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $32,964, $26,090, and $31,180 for the years ended December 31, 2024, 2023 and 2022, respectively.

Employees of the Company’s foreign subsidiaries participate in government sponsored medical benefit plans and other local plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible U.S. employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 8% of eligible compensation of employees that is deferred. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008, that were impacted by the freezing of the Company’s pension plans. The Company’s matching contributions are subject to vesting. Forfeitures of unused company contributions may be applied against plan expenses and future Company contributions. The Company recognized $7,779, $3,735, and $4,141 of expense related to these plans for the years ended December 31, 2024, 2023 and 2022, respectively.

17.	Share Plans

The Company adopted an equity incentive plan (the 2010 Plan) on February 10, 2010, in connection with its initial public offering. The 2010 Plan, as amended, allowed for the grant of up to 9.1 million share-based awards to executives, directors, and employees. Awards available for grant under the 2010 Plan included stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. New grants under the 2010 Plan ceased in June 2019. Total share-based compensation expense related to the 2010 Plan, net of estimated forfeitures, was $0, $309, and $2,379 for the years ended December 31, 2024, 2023 and 2022, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

On June 13, 2019, the stockholders of Generac Holdings Inc. approved the Company’s 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan allows for the grant of up to 2.7 million share-based awards to executives, directors, and employees. Awards available for grant under the 2019 Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. On June 13, 2024, the stockholders of Generac Holdings Inc. approved an amendment to the 2019 Plan to increase the number of shares available for issuance by 3.9 million. Total share-based compensation expense related to the 2019 Plan, net of estimated forfeitures, was $49,248, $35,183, and $27,102 for the years ended December 31, 2024, 2023 and 2022, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2024 have an exercise price between $112.45 and $147.41 per share; stock options granted in 2023 have an exercise price between $110.86 and $119.57 per share; and stock options granted in 2022 have an exercise price between $103.50 and $315.88 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 9,701, 31,030, and 17,376 for the years ended December 31, 2024, 2023 and 2022, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds to the Company from the cashless for cash exercise of stock options were $27,558, $7,815, and $13,786 for the years ended December 31, 2024, 2023 and 2022, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to stock option exercises were $13,672, $4,895, and $14,089 for the years ended December 31, 2024, 2023 and 2022, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value per share	$59.30	$57.73	$129.38

Assumptions:
Expected stock price volatility	49%	45%	38%
Risk free interest rate	4.19%	3.64%	1.54%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2021	1,342,131	64.29	5.5	$386,069
Granted	109,266	282.20
Exercised	(137,305)	36.91
Forfeited	(45,688)	194.05
Outstanding as of December 31, 2022	1,268,404	81.35	4.9	$47,764

Granted	208,392	119.31
Exercised	(159,316)	42.46
Forfeited	(33,144)	185.81
Outstanding as of December 31, 2023	1,284,336	89.64	5.0	$75,587

Granted	118,681	112.66
Exercised	(310,201)	57.20
Forfeited	(63,265)	152.06
Outstanding as of December 31, 2024	1,029,551	96.10	4.9	$78,310

Exercisable as of December 31, 2024	753,487	77.67	3.6	$69,273

As of December 31, 2024, there was $13,405 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.3 years. Total share-based compensation cost related to stock options for the years ended December 31, 2024, 2023 and 2022 was $8,122, $8,229, and $6,911, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, whereby the number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of a number of financial metrics, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2022 awards covers the years 2022 through 2024. The performance period for the 2023 awards covers the years 2023 through 2025. The performance period for the 2024 awards covers the years 2024 through 2026. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's stock on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures and is trued up upon vesting based on actual forfeiture activity.

All restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 78,465, 50,577, and 92,008 for the years ended December 31, 2024, 2023 and 2022, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to restricted stock vesting were $11,097, $6,002, and $26,834 for the years ended December 31, 2024, 2023 and 2022, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	365,965	$124.25
Granted	287,821	214.58
Vested	(234,284)	83.52
Forfeited	(41,204)	263.47
Non-vested as of December 31, 2022	378,298	203.04

Granted	425,099	$117.62
Vested	(133,222)	175.94
Forfeited	(44,789)	213.80
Non-vested as of December 31, 2023	625,386	153.01

Granted	503,937	$120.77
Vested	(206,435)	177.28
Forfeited	(115,135)	130.89
Non-vested as of December 31, 2024	807,753	127.07

As of December 31, 2024, there was $59,177 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.9 years. Total share-based compensation cost related to the restricted stock for the years ended December 31,  2024, 2023 and 2022, inclusive of performance shares, was $41,126, $27,263, and $22,570, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2024, 2023 and 2022, 14,814, 16,174, and 8,572 shares of stock, respectively, were granted to certain members of the Company’s Board as a component of their compensation for their service on the Board, all of which were fully vested at time of grant. A non-employee director can elect to receive his or her director fees in the form of deferred stock units, which voluntarily defers the issuance of the related shares granted until the director separates from the Company, or a triggering event occurs. 8,484, 8,832, and 5,008 of deferred stock units are included in the shares of stock granted to certain members of the Company’s Board for the years 2024, 2023, and 2022, respectively. Total share-based compensation cost for shares of stock granted to the Company's Board in  2024, 2023 and 2022 was $1,992, $1,846, and $1,886, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of  December 31, 2024 and 2023 was approximately $165,432 and $158,028, respectively.

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

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of certain matters (the Oakland County Lawsuit). On February 7, 2025, the court granted the Company’s motion to dismiss and found that plaintiffs failed to adequately plead a securities fraud claim. The court gave plaintiffs until March 10, 2025, to file an amended complaint if they want to continue the lawsuit.

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

In 2019, EcoFactor, Inc. started a litigation campaign against smart thermostat manufacturers, including ecobee, Inc., which was acquired by the Company in 2021. EcoFactor accused ecobee of infringing its patents in three lawsuits filed in the United States District Court for the Western District of Texas and one lawsuit in the United States District Court for the District of Delaware. On June 23, 2023, a jury issued a verdict in a consolidated action in the Western District of Texas (Case Nos. 21-cv-00428-ADA and 20-cv-00078-ADA) finding that ecobee infringed one of the two patents at issue and awarded a lump-sum payment of $5,400 for past and future damages. On December 27, 2023, the parties reached a global settlement at an incremental cost of $4,600 to resolve all remaining disputes between the parties, including the two remaining lawsuits. In 2023, the Company recorded a reserve of $10,000 related to this matter.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Technologies, ULC. (ecobee) in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. Following an October 5, 2023, jury verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents, on March 1, 2024, the trial court entered judgment against ecobee for $11,500, as well as an award of prejudgment and post-judgment interest. In 2023, the Company recorded a reserve of $12,669 related to this matter. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment and post-judgement interest. ecobee has appealed the trial court’s judgment to the Court of Appeals for the Federal Circuit and that appeal is currently pending.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. After a court granted Generac Power’s motion to compel arbitration, Spartronics filed a demand for arbitration of its claims. Generac Power denies the allegations in the complaints, including that Generac Power is responsible for Spartronics' purchasing practices, and is pursuing a counterclaim in connection with the arbitration.

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserts claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff seeks to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023, and August 3, 2023, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the Walling Lawsuit). The Company moved to dismiss the amended complaint on June 21, 2024, and intends to vigorously defend against the claims in the amended complaint.

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

On October 9, 2024, Champion Power Equipment, Inc. (Champion) filed a patent infringement lawsuit against Generac Power in the United States District Court for the Eastern District of Wisconsin (Case No. 24-cv-01281-LA). Champion claims that certain Generac and Powermate branded multi-fuel portable generators infringe on Champion’s portfolio of dual and multi-fuel patents. Generac Power denies the allegations and intends to vigorously defend the matter.

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida (Case No. 24-cv-02412). The Amended Complaint, which includes additional plaintiffs, alleges certain defects for home standby generators manufactured or sold to consumers from 2020-2024. Plaintiffs assert breaches of warranty, tort-based, and statutory claims relating to the sale and performance of home standby generators. The Company disputes the allegations and intends to vigorously defend against the claims in the complaint, including that the case should not proceed as a class action.

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

19.	Valuation and Qualifying Accounts

For the years ended December 31, 2024, 2023 and 2022:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2024
Allowance for credit losses	$33,925	$4,524	$(3,509)	$525	$35,465
Reserves for inventory	39,027	10,738	(2,924)	1,332	48,173
Valuation of deferred tax assets	5,136	447	(358)	-	5,225

Year ended December 31, 2023
Allowance for credit losses	$27,664	$7,443	$(1,206)	$24	$33,925
Reserves for inventory	39,714	4,621	(5,308)	-	39,027
Valuation of deferred tax assets	4,638	516	(18)	-	5,136

Year ended December 31, 2022
Allowance for credit losses	$12,025	$17,966	$(2,825)	$498	$27,664
Reserves for inventory	33,537	9,656	(4,737)	1,258	39,714
Valuation of deferred tax assets	7,874	649	(1,501)	(2,384)	4,638

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption: On November 19, 2024, Aaron Jagdfeld, Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for (i) the sale of up to 46,303 shares of the Company’s common stock and (ii) the exercise of stock options to acquire 13,697 shares and sale of the acquired shares until February 27, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Information About Our Executive Officers”, will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.12	2024 Replacement Term Loan Amendment, dated as of July 3, 2024, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment dated as of May 18, 2015, as amended by the Replacement Term Loan Amendment dated as of November 2, 2016, as amended by the 2017 Replacement Term Loan Amendment dated as of May 11, 2017, as amended by the 2017-2 Replacement Term Loan Amendment dated as of December 8, 2017, as amended by the 2018 Replacement Term Loan Amendment dated as of June 8, 2018, as amended by the 2019 Replacement Term Loan Amendment dated as of December 13, 2019, as amended by the Second Amendment dated as of May 27, 2021, as amended and restated by the Third Amendment dated as of June 29, 2022 and as amended by the First Amendment dated as of January 31, 2023, among Generac Acquisition Corp., Generac Power Systems, Inc., several lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

10.13

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
10.15

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

10.16

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

10.17

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

10.18

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

10.19	Third Amended and Restated Credit Agreement, dated as of May 27, 2021, among Generac Power Systems, Inc., its Subsidiaries listed as Borrowers on the signature pages thereto, Generac Acquisition Corp., the lenders party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and Wells Fargo Bank, National Association as Documentation Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.20

Guarantee and Collateral Agreement, dated as of May 30, 2012, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.21

First Amendment to Guarantee and Collateral Agreement dated as of May 31, 2013, among Generac Holdings Inc., Generac Acquisition Corp., Generac Power Systems, Inc., certain subsidiaries of Generac Power Systems, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

10.22+

Generac Holdings Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 27, 2012).

10.23+	Generac Holdings Inc. Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.63 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

10.24+

Amended and Restated Employment Agreement dated November 5, 2018, between Generac and Aaron Jagdfeld (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.25

Form of Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 filed with the SEC on November 24, 2009).

10.26+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-1 filed with the SEC on January 25, 2010).

Exhibits Number	Description
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

10.29+

Amended Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.30+

Amended Form of Restricted Stock Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.31	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.32	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 filed with the SEC on January 11, 2010).

10.33+

Amended Form of Performance Share Award Agreement pursuant to the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the SEC on February 26, 2019).

10.34+	Generac Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on February 22, 2022).

10.35+

Generac Power Systems, Inc. Executive Change in Control Policy, effective November 5, 2018 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

10.36+	Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 26, 2019).

10.37+

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

10.39+

Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).

10.40+	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 of the Annual report on Form 10-K filed with the SEC on February 21, 2024).

10.41+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

10.42+	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

10.43+	Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 29, 2024).

10.44+*	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

10.45+*	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

10.46+*	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan

19*	Generac Holdings, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits Number	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97	Generac Holdings, Inc. Mandatory Restatement Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (v) Notes to Consolidated Financial Statements.

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

Dated: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 19, 2025
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 19, 2025
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 19, 2025
Bennett Morgan

/s/ MARCIA J. AVEDON	Director	February 19, 2025
Marcia J. Avedon

/s/ JOHN D. BOWLIN	Director	February 19, 2025
John D. Bowlin

/s/ ROBERT D. DIXON	Director	February 19, 2025
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 19, 2025
William Jenkins

/s/ Andrew G. Lampereur	Director	February 19, 2025
Andrew G. Lampereur

/s/ NAM TRAN NGUYEN	Director	February 19, 2025
Nam Tran Nguyen

/s/ DAVID A. RAMON	Director	February 19, 2025
David A. Ramon

/s/ KATHRYN BOHL	Director	February 19, 2025
Kathryn Bohl

/s/ DOMINICK ZARCONE	Director	February 19, 2025
Dominick Zarcone