Form 10-Q
period 2025-03-31
GENERAC HOLDINGS INC.
filed 2025-05-06
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 59,081,648 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$187,464	$281,277
Accounts receivable, less allowance for credit losses of $35,944 and $35,465 at March 31, 2025 and December 31, 2024, respectively	590,120	612,107
Inventories	1,095,082	1,031,647
Prepaid expenses and other current assets	115,873	107,139
Total current assets	1,988,539	2,032,170

Property and equipment, net	709,530	690,023

Customer lists, net	150,430	152,737
Patents and technology, net	369,053	379,095
Other intangible assets, net	17,623	20,026
Tradenames, net	204,977	206,664
Goodwill	1,442,571	1,436,261
Deferred income taxes	31,315	24,132
Operating lease and other assets	146,416	168,223
Total assets	$5,060,454	$5,109,331

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$56,533	$55,848
Accounts payable	439,699	458,693
Accrued wages and employee benefits	50,422	81,485
Accrued product warranty	56,161	56,127
Other accrued liabilities	332,466	313,401
Current portion of long-term borrowings and finance lease obligations	72,307	67,598
Total current liabilities	1,007,588	1,033,152

Long-term borrowings and finance lease obligations	1,195,861	1,210,776
Deferred income taxes	33,709	33,185
Deferred revenue	200,050	193,260
Operating lease and other long-term liabilities	150,221	141,515
Total liabilities	2,587,429	2,611,888

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,035,516 and 73,785,631 shares issued at March 31, 2025 and December 31, 2024, respectively	740	738
Additional paid-in capital	1,145,990	1,133,756
Treasury stock, at cost, 14,953,986 and 14,173,697 shares at March 31, 2025 and December 31, 2024, respectively	(1,303,086)	(1,196,997)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,888,136	2,844,296
Accumulated other comprehensive loss	(60,440)	(85,399)
Stockholders’ equity attributable to Generac Holdings Inc.	2,469,224	2,494,278
Noncontrolling interests	3,801	3,165
Total stockholders' equity	2,473,025	2,497,443
Total liabilities and stockholders’ equity	$5,060,454	$5,109,331

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$942,121	$889,273
Costs of goods sold	570,135	572,894
Gross profit	371,986	316,379

Operating expenses:
Selling and service	126,065	108,586
Research and development	62,048	49,410
General and administrative	74,746	66,764
Amortization of intangibles	25,489	24,750
Total operating expenses	288,348	249,510
Income from operations	83,638	66,869

Other (expense) income:
Interest expense	(17,110)	(23,605)
Investment income	2,225	1,688
Change in fair value of investment	(9,947)	(6,019)
Other, net	(292)	(422)
Total other expense, net	(25,124)	(28,358)

Income before provision for income taxes	58,514	38,511
Provision for income taxes	14,236	12,033
Net income	44,278	26,478
Net income attributable to noncontrolling interests	438	246
Net income attributable to Generac Holdings Inc.	$43,840	$26,232

Net income attributable to Generac Holdings Inc. per common share - basic:	$0.74	$0.39
Weighted average common shares outstanding - basic:	59,062,534	59,849,362

Net income attributable to Generac Holdings Inc. per common share - diluted:	$0.73	$0.39
Weighted average common shares outstanding - diluted:	59,747,589	60,486,125

Comprehensive income attributable to Generac Holdings Inc.	$68,799	$22,564

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price	Retained	Accumulated
			Additional			Over	Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Deficit)	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax of $1,419								(4,313)	(4,313)		(4,313)
Foreign currency translation adjustment								29,272	29,272	198	29,470
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	249,885	2	626						628		628
Net share settlement of restricted stock awards				(63,604)	(8,635)				(8,635)		(8,635)
Stock repurchases				(716,685)	(97,454)				(97,454)		(97,454)
Share-based compensation			11,608						11,608		11,608
Net income							43,840		43,840	438	44,278

Balance at March 31, 2025	74,035,516	$740	$1,145,990	(14,953,986)	$(1,303,086)	$(202,116)	$2,888,136	$(60,440)	$2,469,224	$3,801	$2,473,025

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized gain on interest rate swaps, net of tax of $(662)								1,982	1,982		1,982
Foreign currency translation adjustment								(5,671)	(5,671)	(87)	(5,758)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	297,091	2	(841)	8,417	–				(839)		(839)
Net share settlement of restricted stock awards				(38,304)	(4,306)				(4,306)		(4,306)
Share-based compensation			12,440						12,440		12,440
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							26,232		26,232	177	26,409

Balance at March 31, 2024	73,492,146	$735	$1,081,985	(13,087,185)	$(1,037,227)	$(202,116)	$2,542,859	$(18,832)	$2,367,404	$2,908	$2,370,312

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$44,278	$26,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	20,652	17,152
Amortization of intangible assets	25,489	24,750
Amortization of deferred financing costs and original issue discount	636	973
Change in fair value of investment	9,947	6,019
Deferred income taxes	(4,182)	(5,405)
Share-based compensation expense	11,608	12,440
Loss (gain) on disposal of assets	303	(52)
Other noncash charges	626	1,410
Excess tax (benefits) expense from equity awards	(164)	1,009
Net changes in operating assets and liabilities:
Accounts receivable	48,350	13,664
Inventories	(57,203)	(18,109)
Other assets	2,145	(920)
Accounts payable	(33,007)	44,682
Accrued wages and employee benefits	(31,554)	(8,512)
Other accrued liabilities	20,228	(3,681)
Net cash provided by operating activities	58,152	111,898

Investing activities
Proceeds from sale of property and equipment	54	51
Contribution to tax equity investment	-	(1,629)
Purchase of long-term investment	(2,656)	(239)
Proceeds from sale of long-term investment	-	2,000
Expenditures for property and equipment	(30,937)	(26,820)
Net cash used in investing activities	(33,539)	(26,637)

Financing activities
Proceeds from short-term borrowings	19,236	8,970
Proceeds from long-term borrowings	943	471
Repayments of short-term borrowings	(19,985)	(18,489)
Repayments of long-term borrowings and finance lease obligations	(14,450)	(7,030)
Stock repurchases	(97,454)	–
Payment of deferred acquisition consideration	-	(6,000)
Purchase of additional ownership interest	-	(9,117)
Taxes paid related to equity awards	(8,601)	(5,455)
Proceeds from the exercise of stock options	592	319
Net cash used in financing activities	(119,719)	(36,331)

Effect of foreign exchange rate changes on cash and cash equivalents	1,293	(569)

Net (decrease) increase in cash and cash equivalents	(93,813)	48,361
Cash and cash equivalents at beginning of period	281,277	200,994
Cash and cash equivalents at end of period	$187,464	$249,355

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

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

The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (ASUs) to the FASB Accounting Standards Codification (ASC).

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require additional quantitative and qualitative information for certain expenses contained within the Consolidated Statements of Comprehensive Income to be presented in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated standard.

In March 2024, the Securities and Exchange Commission (SEC) adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. On March 27, 2025, the SEC voted to discontinue the agency's defense of the climate disclosure rule in court. The rule will remain under a stay pending a final court decision. The Company is currently assessing the impact of adoption on the Company's consolidated financial statements and related disclosures in the event the disclosures are required.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. Entities may apply the amendments prospectively or may elect retrospective application. The Company is evaluating the impact of the new required disclosures but does not expect the adoption of ASU 2023-09 to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update was effective for fiscal year 2024 and is effective for interim periods in fiscal 2025. The required annual disclosures are reflected in Note 7, "Segment Reporting," to the 2024 Annual Report on Form 10-K and the required quarterly disclosures are reflected in Note 6, "Segment Reporting," of this Quarterly Report on Form 10-Q.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended March 31, 2025, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

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

The combined preliminary purchase price for these acquisitions was $46,265, net of cash acquired and inclusive of holdbacks and estimated contingent consideration. The Company recorded its preliminary purchase price allocations based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington will be finalized prior to June 30, 2025, while purchase accounting for Ageto will be finalized prior to September 30, 2025, and purchase accounting for Wolverine will be finalized prior to December 31, 2025. There have not been any material changes to the preliminary purchase price allocation for Wolverine, Ageto, C&I BESS, or Huntington as of March 31, 2025.

The accompanying condensed consolidated financial statements include the results of Wolverine, Ageto, C&I BESS, and Huntington from their dates of acquisition through March 31, 2025. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of March 31, 2025. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets.

The amount of after-tax unrealized (losses) gains recognized in AOCL for the three months ended March 31, 2025 and 2024, was $(4,313) and $1,982, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. (Wallbox) to purchase 5% of its Class A common stock (Wallbox Shares) and acquire stock warrants, the latter of which provide the rights to an incremental approximate 5% ownership in the Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024, the Company received additional warrants in connection with an additional round of funding performed by Wallbox through the Company's anti-dilution protection rights. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the condensed consolidated statements of comprehensive income.

The loss attributable to the stock warrants was $3,356 and $4,849 for the three months ended March 31, 2025 and 2024, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and stock warrants.

	March 31, 2025	December 31, 2024
Interest rate swaps	$22,634	$28,367
Stock warrants	4,563	7,919

The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the condensed consolidated balance sheet as of March 31, 2025, and December 31, 2024. Excluding the impact of credit risk, the fair value of the interest rate swaps as of March 31, 2025, and December 31, 2024, is an asset of $23,323 and $29,254, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Tranche A Term Loan Facility borrowing, which has a net carrying value of $701,530, was approximately $696,094 (Level 2) as of  March 31, 2025. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $494,774, was approximately $497,500 (Level 2) as of  March 31, 2025. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The fair value of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts discussed above considers the Company’s credit risk in accordance with ASC 820-10.

The fair value of the Wallbox stock warrants is classified as Level 3. The fair value of these warrants is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants received in the third quarter of 2024 and fourth quarter of 2023 expire at the earlier of when the price per share equals or exceeds $6.00 or in 2028 and 2029, respectively. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities primarily consist of Wallbox Shares. During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares, increasing its ownership interest to 38,096,057 Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $12,484 and $19,075 as of March 31, 2025, and December 31, 2024, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The loss recognized on the Wallbox Shares was $6,591 and $1,170 for the three months ended March 31, 2025 and 2024, respectively.

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

The combined fair value of contingent consideration for the Chilicon, Ageto, and Pramac acquisitions as of March 31, 2025, and December 31, 2024, was $34,451 and $34,114, respectively. The contingent consideration period for Chilicon extends through December 31, 2028, while the contingent consideration period for Pramac extends through December 31, 2025. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration capable of being earned each year as of August 1, 2025, August 1, 2026, and August 1, 2027. The current portion of contingent consideration is reported in other accrued liabilities and the non-current portion is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2025	$34,114
Present value interest accretion	337
Ending balance, March 31, 2025	$34,451

5.   Accumulated Other Comprehensive Loss

The following table presents a disclosure of changes in AOCL during the three months ended March 31, 2025 and 2024, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	29,272	(1)	(4,313)	(2)	24,959
Ending Balance – March 31, 2025	$(76,894)		$16,454		$(60,440)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(5,671)	(3)	1,982	(4)	(3,689)
Ending Balance – March 31, 2024	$(49,253)		$30,421		$(18,832)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months ended March 31, 2025, particularly the Euro and British Pound.
(2)	Represents unrealized losses of $(5,732) on the interest rate swaps, net of tax recognized of $1,419, for the three months ended March 31, 2025.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2024.
(4)	Represents unrealized gains of $2,644 on the interest rate swaps, net of tax recognized of $(662), for the three months ended March 31, 2024.

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

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2025
Product Classes	Domestic	International	Total
Residential products	$473,291	$20,861	$494,152
Commercial & industrial products	206,145	131,227	337,372
Other	95,206	15,391	110,597
Total net sales	$774,642	$167,479	$942,121

	Net Sales by Reportable Segment
	Three Months Ended March 31, 2024
Product Classes	Domestic	International	Total
Residential products	$412,153	$16,797	$428,950
Commercial & industrial products	206,493	147,477	353,970
Other	93,691	12,662	106,353
Total net sales	$712,337	$176,936	$889,273

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell the product to the end consumer, sometimes including installation and maintenance services. In some cases, residential products are sold directly to the end consumer. Substantially all of the residential products' revenues are transferred to the customer at a point in time.

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end customer, sometimes including installation and maintenance services. In some cases, C&I products are sold directly to the end customer. Substantially all of the C&I products' revenues are transferred to the customer at a point in time.

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

The Company views Adjusted EBITDA as a key measure of the Company's performance. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements. The Company presents Adjusted EBITDA not only due to its importance for purposes of the Company's credit agreements, but also because it assists the Company in comparing performance across reporting periods on a consistent basis as it excludes items the Company's management does not believe are indicative of the Company's core operating performance. The Company's Chief Operating Decision Maker (CODM) is Aaron Jagdfeld, President and Chief Executive Officer (CEO). He uses Adjusted EBITDA, along with the Company's management:

●	for planning purposes, including the preparation of the Company's annual operating budget and developing and refining internal projections for future periods;
●	to allocate resources to enhance the financial performance of the Company's business;
●	as a target for the determination of the bonus component of compensation for the Company's senior executives under the Company's management incentive plan, as described further in the Company's Proxy Statement;
●	to evaluate the effectiveness of the Company's business strategies and as a tool in evaluating the Company's performance against the Company's budget for each period; and
●	in communications with the Company's Board of Directors and investors concerning the Company's financial performance.

The table below presents sales (external and intersegment), significant segment expenses, other segment items, and Adjusted EBITDA by reportable segment, reconciled to consolidated income before provision for income taxes.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
External net sales	$774,642	$167,479	$942,121	$712,337	$176,936	$889,273
Intersegment sales	7,694	18,062	25,756	8,136	9,772	17,908
Total sales	782,336	185,541	967,877	720,473	186,708	907,181
Elimination of intersegment sales			(25,756)			(17,908)
Costs of goods sold	460,972	134,919	595,891	455,321	135,481	590,802
Elimination of intersegment cost of goods sold			(25,756)			(17,908)
Operating expenses	254,709	33,639	288,348	215,648	33,862	249,510
Other segment items (1)	(55,858)	(10,050)	(65,908)	(49,671)	(10,693)	(60,364)
Adjusted EBITDA by reportable segment	$122,513	$27,033	$149,546	$99,175	$28,058	$127,233
Interest expense			(17,110)			(23,605)
Depreciation and amortization			(46,141)			(41,902)
Non-cash write-down and other adjustments (2)			13			(510)
Non-cash share-based compensation expense (3)			(11,608)			(12,440)
Transaction costs and credit facility fees (4)			(760)			(1,425)
Business optimization and other charges (5)			(1,575)			(486)
Provision for legal, regulatory, and other matters (6)			(3,751)			(2,535)
Change in fair value of investment (7)			(9,947)			(6,019)
Other			(153)			200
Income before provision for income taxes			$58,514			$38,511

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and clean energy product charges.
(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's Amended Credit Agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:
  •  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $1,492 in the first quarter of 2025 and $2,170 in the first quarter of 2024.
  •  Legal expenses related to certain class action lawsuits - $1,343 in the first quarter of 2025.
  •  Legal expenses related to certain government inquiries and other significant matters - $916 in the first quarter of 2025.
• Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $365 in the first quarter of 2024.
(7)	Represents non-cash losses from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	March 31, 2025	December 31, 2024
Domestic	$3,753,902	$3,873,904
International	1,306,552	1,235,427
Total	$5,060,454	$5,109,331

	Depreciation and Amortization by Reportable Segment
	Three Months Ended March 31,
	2025	2024
Domestic	$37,821	$34,148
International	8,320	7,754
Total	$46,141	$41,902

	Capital Expenditures by Reportable Segment
	Three Months Ended March 31,
	2025	2024
Domestic	$28,297	$24,166
International	2,640	2,654
Total	$30,937	$26,820

The Company’s sales in the U.S. represented approximately 78% and 76% of total sales for the three months ended March 31, 2025 and 2024, respectively. Approximately 76% of the Company's identifiable long-lived assets were located in the U.S. as of both March 31, 2025, and December 31, 2024.

7.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Raw material	$597,640	$611,735
Work-in-process	8,510	6,814
Finished goods	488,932	413,098
Total	$1,095,082	$1,031,647

Property and equipment consists of the following:

	March 31,	December 31,
	2025	2024
Land and improvements	$30,552	$30,220
Buildings and improvements	359,181	358,055
Machinery and equipment	302,515	296,409
Dies and tools	50,871	48,681
Vehicles	18,466	13,887
Office & information technology equipment and internal use software	220,619	213,003
Leasehold improvements	9,976	9,776
Construction in progress	127,611	110,651
Gross property and equipment	1,119,791	1,080,682
Accumulated depreciation	(410,261)	(390,659)
Total	$709,530	$690,023

Total property and equipment includes finance leases of $61,722 and $61,214 on  March 31, 2025, and  December 31, 2024, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

8.   Product Warranty Obligations

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

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$110,987	$116,408
Payments	(20,887)	(21,347)
Provision for warranty issued	18,118	15,304
Changes in estimates for pre-existing warranties	2,499	761
Balance at end of period	$110,717	$111,126

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

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$186,922	$155,870
Deferred revenue contracts issued	15,818	14,784
Amortization of deferred revenue contracts	(8,337)	(6,861)
Balance at end of period	$194,403	$163,793

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  March 31, 2025 is as follows:

Remainder of 2025	$25,671
2026	36,529
2027	35,203
2028	28,666
2029	22,491
After 2029	45,843
Total	$194,403

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
Product warranty liability
Current portion - Accrued product warranty	$56,161	$56,127
Long-term portion - other long-term liabilities	54,556	54,860
Total	$110,717	$110,987

Deferred revenue related to extended warranties
Current portion - Other accrued liabilities	$34,670	$34,069
Long-term portion - Deferred Revenue	159,733	152,853
Total	$194,403	$186,922

9.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $29,424 and $26,858 on  March 31, 2025, and December 31, 2024, respectively. During the three months ended March 31, 2025 the Company recognized revenue of $10,189 related to amounts included in the December 31, 2024 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

10.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $56,533 and $55,848, respectively. As of March 31, 2025, and December 31, 2024, the weighted-average interest rates on the short-term borrowings were 5.85% and 5.44%, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
Tranche A Term Loan Facility	$703,125	$712,500
Term Loan B Facility	497,500	498,750
Original issue discount and deferred financing costs	(7,567)	(8,203)
Finance lease obligation	67,042	66,355
Other	8,068	8,972
Total	1,268,168	1,278,374
Less: current portion of debt	64,550	60,753
Less: current portion of finance lease obligation	7,757	6,845
Total long-term borrowings and finance lease obligations	$1,195,861	$1,210,776

The Tranche A Term Loan Facility matures on June 29, 2027. The Tranche A Term Loan Facility is repayable in quarterly installments which commenced  September 2023, with a balloon payment due June 2027. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due July 2031. Maturities of the Company's Tranche A Term Loan Facility and Term Loan B Facility outstanding on  March 31, 2025, before considering original issue discount and deferred financing costs, are as follows:

	Tranche A Term Loan Facility	Term Loan B Facility	Total
2025	$37,500	$3,750	$41,250
2026	65,625	5,000	70,625
2027	600,000	5,000	605,000
2028	-	5,000	5,000
2029	-	5,000	5,000
2030	-	5,000	5,000
2031	-	468,750	468,750
Total	$703,125	$497,500	$1,200,625

The Company’s credit agreements originally provided for a $1,200,000 Tranche B Term Loan Facility (Original Term Loan B Facility) and included a $300,000 uncommitted incremental term loan on that facility. After several amendments, the Original Term Loan B Facility bore interest at rates based on either a base rate plus an applicable margin of 0.75% or adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, and was scheduled to mature on December 13, 2026.

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470- 50, the Company capitalized $2,991 of debt issuance costs. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B of $4,236 and expensed $625 of fees paid to creditors as a loss on extinguishment of debt. The New Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 6.06% combined rate as of March 31, 2025.

The New Term Loan B Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2025, the Company’s net secured leverag e ratio was 1.33 to 1.0 0, and the Company was in compliance with all covenants under the Facility. There are no financial maintenance covenants on the Term Loan B Facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new $1,250,000 revolving facility (Revolving Facility), and replaced all LIBOR provisions with SOFR provisions. The Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of March 31, 2025, the interest rate for the Tranche A Term Loan Facility is 5.92% and the interest rate for the Revolving Facility is 5.93%. There were no borrowings under the Revolving Facility as of March 31, 2025, and December 31, 2024.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2025, the Company’s total leverage ratio was 1.40 to 1.00, and the Company's interest coverage ratio was 11.25 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2025.

The New Term Loan B Facility, Tranche A Term Loan Facility and Revolving Facility are guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries and are secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, cash, trade accounts receivable, inventory, and other current assets and proceeds thereof.

As of March 31, 2025, the Revolving Facility had $1,249,203 of unused capacity, net of outstanding letters of credit.

See Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2024, for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense on outstanding borrowings.

11.   Stock Repurchase Program

In  July 2022, the Company's Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaced the prior share repurchase program, which had $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the first quarter of 2025, the Company repurchased 716,685 shares of common stock for $97,454. There were no share repurchases under the program during the first quarter of 2024. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

12. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of outstanding stock options, as well as the satisfaction of certain contingent acquisition consideration conditions as of the end of the period. Refer to Note 4, “Redeemable Noncontrolling Interest,” of the Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income attributable to Generac Holdings Inc.	$43,840	$26,232
Redemption value adjustment	-	(2,686)
Net income attributable to common shareholders	$43,840	$23,546

Denominator
Weighted average shares, basic	59,062,534	59,849,362
Dilutive effect of stock compensation awards (1)	685,055	636,763
Diluted shares	59,747,589	60,486,125

Net income attributable to common shareholders per share
Basic	$0.74	$0.39
Diluted	$0.73	$0.39

(1) Excludes approximately 402,000 and 427,000 stock options and restricted stock awards for the three months March 31, 2025 and 2024, respectively, because they would be anti-dilutive.

13. Income Taxes

The effective income tax rates for the three months ended March 31, 2025 and 2024 were 24.3% and 31.2%, respectively. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period that did not repeat in the current year.

14. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of  March 31, 2025, and December 31, 2024, was $184,956 and $165,432, respectively.

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

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of certain matters (the Oakland County Lawsuit). On February 7, 2025, the court granted the Company’s motion to dismiss and found that plaintiffs failed to adequately plead a securities fraud claim. Plaintiffs filed an amended complaint on March 10, 2025, which the Company intends to move to dismiss.

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

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan and, as a result, the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020. On October 2, 2024, the Company received additional information from the EPA that could increase the number of portable generators under review by the EPA by approximately 4,850 (not in thousands) if certain emissions certifications for 2020 are voided. The Company is cooperating with the DOJ, EPA and CARB regarding these topics and related requests.

On November 30, 2022, the CPSC notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15,800. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin and, as a result, the Company became aware of a continuing inquiry by the DOJ related to its statutory obligations under the CPSA in connection with this matter. Additionally, on October 23, 2023, the CPSC notified the Company that it is further investigating whether the Company complied with the reporting requirements to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on September 14, 2023. The Company is cooperating fully with both the CPSC and DOJ investigations and, at this time, is unable to predict the eventual scope, duration or final outcome of such investigations.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates regarding:

●	our business, financial and operating results, and future economic performance;
●	proposed new product and service offerings; and
●	management's goals, expectations, and objectives, and other similar expressions concerning matters that are not historical facts.

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	changes and volatility with respect to the trade policies of various countries, which may result in new or increased tariffs, trade restrictions, or other unfavorable trade actions;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	changes in durable goods spending by consumers and businesses or other global macroeconomic conditions, impacting demand for our products;
●	changes in governmental policies, particularly with respect to tax incentives, tax credits, or grant programs, which could: (i) affect the demand for certain of our products; or (ii) result in a withdrawal or reduction of grants previously awarded to the Company;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	scrutiny regarding our sustainability practices;
●	our ability to develop and enhance products and gain customer acceptance for our products;
●	frequency and duration of power outages impacting demand for our products;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinance our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the company’s business is subject to risks related to, among other factors, tariffs and other changes in U.S. trade policy and international trade relations. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government stated it is willing to negotiate with other countries regarding the tariffs. The tariffs may negatively impact demand due to higher prices and result in lower margins for some of our products. Generac is currently analyzing the impacts of the tariffs and actions that can be taken to moderate and/or minimize their effects.

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

Additionally, the rapid increase in data centers is driving increased demand for backup power solutions, given the critical nature of this infrastructure. AI requirements, hyperscalers, and the expansion of edge computing and “connected devices” are expected to quadruple United States data center energy consumption from 2023 to 2030, according to certain market forecasts. We believe this significant growth in power consumption will drive demand for backup power and intelligent energy management solutions for individual data center locations, the broader electrical grid, and other grid participants.

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

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2024.

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Refer to Note 10, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information. The year-over-year decrease in interest expense in the current period was primarily driven by lower borrowings and lower interest rates during the period.

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The decrease year-over-year in the effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period that did not repeat in the current period.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to implement the Pillar Two rules and evaluate their potential impact on future periods. There was no impact to our financial results for the three months ended March 31, 2025, and we do not expect the rules to have a material impact on our effective tax rate for the remainder of the year. We will update our future tax provisions based on new regulations or guidance accordingly.

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net sales	$942,121	$889,273	$52,848	5.9%
Costs of goods sold	570,135	572,894	(2,759)	-0.5%
Gross profit	371,986	316,379	55,607	17.6%
Operating expenses:
Selling and service	126,065	108,586	17,479	16.1%
Research and development	62,048	49,410	12,638	25.6%
General and administrative	74,746	66,764	7,982	12.0%
Amortization of intangible assets	25,489	24,750	739	3.0%
Total operating expenses	288,348	249,510	38,838	15.6%
Income from operations	83,638	66,869	16,769	25.1%
Total other expense, net	(25,124)	(28,358)	3,234	11.4%
Income before provision for income taxes	58,514	38,511	20,003	51.9%
Provision for income taxes	14,236	12,033	2,203	18.3%
Net income	44,278	26,478	17,800	67.2%
Net income attributable to noncontrolling interests	438	246	192	78.0%
Net income attributable to Generac Holdings Inc.	$43,840	$26,232	$17,608	67.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$774,642	$712,337	$62,305	8.7%
International	167,479	176,936	(9,457)	-5.3%
Total net sales	$942,121	$889,273	$52,848	5.9%

	Total Sales by Reportable Segment
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$774,642	$7,694	$782,336	$712,337	$8,136	$720,473
International	167,479	18,062	185,541	176,936	9,772	186,708
Intercompany elimination	-	(25,756)	(25,756)	-	(17,908)	(17,908)
Total net sales	$942,121	$-	$942,121	$889,273	$-	$889,273

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Domestic	$122,513	$99,175	$23,338	23.5%
International	27,033	28,058	(1,025)	-3.7%
Total Adjusted EBITDA	$149,546	$127,233	$22,313	17.5%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$494,152	$428,950	$65,202	15.2%
Commercial & industrial products	337,372	353,970	(16,598)	-4.7%
Other	110,597	106,353	4,244	4.0%
Total net sales	$942,121	$889,273	$52,848	5.9%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 9% to $782.3 million in the first quarter of 2025, as compared to $720.5 million in the prior-year first quarter, including an approximately 2% benefit from acquisitions. This increase was primarily driven by higher sales of home standby generators and energy technology solutions, as well as growth in C&I product shipments to national telecom customers and industrial distributors. This growth was partially offset by lower C&I product sales to national rental accounts and other direct customers for “beyond standby” applications.

International segment total sales (including inter-segment sales) decreased slightly to $185.5 million in the first quarter of 2025, as compared to $186.7 million in the prior-year first quarter, including an approximate 5% unfavorable impact from foreign currency. Excluding the impact of foreign currency, the total sales growth for the segment was primarily driven by strength in residential product shipments in Latin America as well as higher inter-segment sales to the U.S. market, partially offset by softer C&I shipments in most global end markets that we serve.

In addition, total contribution from non-annualized acquisitions for the first quarter of 2025 was $11.2 million for the domestic segment.

Gross profit.   Gross profit margin for the first quarter of 2025 was 39.5%, as compared to 35.6% in the prior-year first quarter. The increase in gross margin was primarily driven by favorable sales mix and realization of lower input costs.

Operating Expenses.   Operating expenses increased $38.8 million, or 15.6%, as compared to the prior-year first quarter. The growth in operating expenses was primarily driven by increased employee costs to support future growth across the business, higher marketing spend to drive incremental awareness for our products, and ongoing operating expenses related to recent acquisitions.

Other Expense.   The decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings and lower interest rates compared to the prior-year first quarter. This was partially offset by a larger loss on the change in the fair value of the Company's investment in Wallbox N.V. shares and warrants.

Provision for income taxes.   Provision for income taxes for the first quarter of 2025 was $14.2 million, or an effective tax rate of 24.3%, as compared to $12.0 million, or a 31.2% effective tax rate, for the prior-year first quarter. The decrease in effective tax rate was primarily driven by certain unfavorable discrete tax items in the prior-year comparable period that did not repeat in the current period.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the first quarter of 2025 was $43.8 million compared to $26.2 million in the prior-year first quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the first quarter of 2025 was $122.5 million, or 15.7% of domestic segment total sales, as compared to $99.2 million, or 13.8% of total sales, in the prior-year first quarter. This margin improvement was primarily driven by favorable sales mix and lower input costs, partially offset by increased operating expense investments to support future growth.

Adjusted EBITDA for the international segment in the first quarter of 2025, before deducting for non-controlling interests, was $27.0 million, or 14.6% of international segment total sales, as compared to $28.0 million, or 15.0% of total sales, in the prior-year first quarter. This slight margin decline was primarily driven by unfavorable sales mix and higher operating expenses during the quarter.

Adjusted Net Income.   Adjusted Net Income in the first quarter of 2025 was $75.4 million compared to $53.0 million in the prior-year first quarter. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

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

As of March 31, 2025, there was $497.5 million outstanding under the New Term Loan B Facility, $703.1 million outstanding under the Tranche A Term Loan Facility, and no borrowings on the Revolving Facility, leaving $1,249.2 million of unused capacity, net of outstanding letters of credit. The New Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of March 31, 2025, the interest rate for the New Term Loan B Facility is 6.06%. The Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of March 31, 2025, the interest rate for the Tranche A Term Loan Facility is 5.92% and the interest rate for the Revolving Facility is 5.93%. There were no borrowings under the Revolving Facility as of March 31, 2025.

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in our Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2025, our net secured leverage ratio was 1.33 to 1.00, and we were in compliance with all covenants of the Facility. There are no financial maintenance covenants on the Term Loan B Facility. The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2025, our total leverage ratio was 1.40 to 1.00, and our interest coverage ratio was 11.25 to 1.00. We were also in compliance with all other covenants of the Amended Credit Agreement as of March 31, 2025.

In July 2022, our Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaced the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2025, the remaining unused buyback authorization under the current program was $249.8 million.

During the first quarter of 2025, we repurchased 716,685 shares of common stock for $97.5 million. There were no share repurchases under the program during the first quarter of 2024. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 10, “Credit Agreements,” and Note 11, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

As of March 31, 2025, we had total liquidity of $1,436.7 million which consists of $187.5 million of cash and cash equivalents and $1,249.2 million of availability under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan, fund common stock buybacks, and provides the flexibility to continue to invest in future growth opportunities.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 15% and 12% of net sales for the three months ended March 31, 2025 and 2024, respectively. The amount financed by dealers which remained outstanding under this arrangement was $185.0 million and $165.4 million as of March 31, 2025, and December 31, 2024, respectively.

Long-term Liquidity

We believe our cash and cash equivalents, cash flow from operations, and availability under our Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other activities that drive incremental shareholder value.

Cash Flow

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net cash provided by operating activities	$58,152	$111,898	$(53,746)	-48.0%
Net cash used in investing activities	(33,539)	(26,637)	(6,902)	-25.9%
Net cash used in financing activities	(119,719)	(36,331)	(83,388)	-229.5%
Effect of foreign exchange rate changes on cash and cash equivalents	1,293	(569)	1,862	327.2%
Net (decrease) increase in cash and cash equivalents	$(93,813)	$48,361	$(142,174)	-294.0%

The decrease in operating cash flows for the three months ended March 31, 2025 was primarily driven by an increase in working capital in the current year period, which included the replenishment of certain residential product finished good inventories, partially offset by higher operating earnings.

The $33.5 million net cash used in investing activities for the three months ended March 31, 2025 primarily represents cash payments of $30.9 million related to the purchase of property and equipment and $2.6 million for the purchase of long-term investments.

The $26.6 million net cash used in investing activities for the three months ended March 31, 2024 primarily represents cash payments of $26.8 million related to the purchase of property and equipment, and $1.6 million for a tax equity investment. These were partially offset by $2.0 million of cash proceeds from the sale of our minority investment in Rolling Energy Resources.

The $119.7 million net cash used in financing activities for the three months ended March 31, 2025 primarily represents proceeds of $19.2 million from short-term borrowings, $0.9 million from long-term borrowings, and $0.6 million from the exercise of stock options. These cash proceeds were more than offset by $34.4 million of debt repayments ($20.0 million of short-term borrowings and $14.4 million of long-term borrowings and finance lease obligations), $97.5 million of share repurchases, and $8.6 million for taxes paid related to equity awards.

The $36.3 million net cash used in financing activities for the three months ended March 31, 2024 primarily represents proceeds of $9.0 million from short-term borrowings, $0.5 million from long-term borrowings, and $0.3 million from the exercise of stock options. These cash proceeds were more than offset by $25.5 million of debt repayments ($18.5 million of short-term borrowings and $7.0 million of long-term borrowings and finance lease obligations), a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment of deferred acquisition consideration related to our Chilicon acquisition, and $5.5 million for taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 19, 2025, filing of our Annual Report on Form 10-K for the year ended December 31, 2024, and March 31, 2025, except for the changes in outstanding borrowings and interest rates as discussed in Note 10, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, in preparing the financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; and income taxes.

There have been no material changes in our critical accounting policies since the February 19, 2025, filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements, but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes certain items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
•	to allocate resources to enhance the financial performance of our business;
•	as a target for the determination of the bonus component of compensation for our senior executives under our management incentive plan, as described further in our Proxy Statement;
•	to evaluate the effectiveness of our business strategies and as a tool in evaluating our performance against our budget for each period; and
•	in communications with our Board of Directors and investors concerning our financial performance.

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management and Board of Directors. These adjustments eliminate the impact of a number of items that:

•

we do not consider indicative of our ongoing operating performance, such as non-cash write-downs and other charges, non-cash gains, write-offs relating to the retirement of debt, severance costs and other restructuring-related business optimization expenses, certain other specific provisions, and mark-to-market gains and losses on a minority investment;

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
•	are non-cash in nature, such as share-based compensation.
•	the provision for legal and regulatory charges adjusts for matters that are significant and not part of the ordinary routine litigation or regulatory matters incidental to the Company’s business, such as large suits and settlements, class action lawsuits, government inquiries, and certain intellectual property litigation.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2025	2024

Net income attributable to Generac Holdings Inc.	$43,840	$26,232
Net income attributable to noncontrolling interests	438	246
Net income	44,278	26,478
Interest expense	17,110	23,605
Depreciation and amortization	46,141	41,902
Provision for income taxes	14,236	12,033
Non-cash write-down and other adjustments (a)	(13)	510
Non-cash share-based compensation expense (b)	11,608	12,440
Transaction costs and credit facility fees (c)	760	1,425
Business optimization and other charges (d)	1,575	486
Provision for legal, regulatory, and other matters (e)	3,751	2,535
Change in fair value of investment (f)	9,947	6,019
Other	153	(200)
Adjusted EBITDA	149,546	127,233
Adjusted EBITDA attributable to noncontrolling interests	632	477
Adjusted EBITDA attributable to Generac Holdings Inc.	$148,914	$126,756

(a)  Represents the following non-cash charges, gains, and other adjustments: gains/losses on the disposition of assets other than in the ordinary course of business, gains/losses on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments. We believe that adjusting net income for these items is useful for the following reasons:

•

The gains/losses on disposals of assets and sales of certain investments result from the sale of assets that are no longer useful in our business and therefore represent gains/losses that are not from our core operations;

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

•	The purchase accounting adjustments represent non-cash items to reflect fair value of certain assets at the date of acquisition, and therefore do not reflect our ongoing operations. Fair value adjustments to contingent consideration obligations related to business acquisitions are added back as they are akin to purchase price.

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

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

      •  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $1.5 million in the first quarter of 2025 and $2.1 million in the first quarter of 2024.
      •  Legal expenses related to certain class action lawsuits - $1.4 million in the first quarter of 2025.
      •  Legal expenses related to certain government inquiries and other significant matters - $0.9 million in the first quarter of 2025.
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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2025	2024

Net income attributable to Generac Holdings Inc.	$43,840	$26,232
Net income attributable to noncontrolling interests	438	246
Net income	44,278	26,478
Amortization of intangible assets	25,489	24,750
Amortization of deferred financing costs and original issue discount	636	973
Transaction costs and other purchase accounting adjustments (a)	107	844
Loss attributable to business or asset dispositions (b)	390	37
Business optimization and other charges (c)	1,575	486
Provision for legal, regulatory, and other matters (c)	3,751	2,535
Change in fair value of investment (c)	9,947	6,019
Tax effect of add backs	(10,369)	(8,925)
Adjusted net income	75,804	53,197
Adjusted net income attributable to noncontrolling interests	438	246
Adjusted net income attributable to Generac Holdings Inc.	$75,366	$52,951

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.26	$0.88
Weighted average common shares outstanding - diluted:	59,747,589	60,486,125

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  Represents losses attributable to the disposition of a business or assets occurring in other than ordinary course, as defined in our credit agreement.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 3, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of the Wallbox warrant derivative instruments, changes in commodity, currency and interest rate related risks, and other hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 19, 2025, filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2025, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2025 – 01/31/2025	-	$-	-	$347,256,871
02/01/2025 – 02/28/2025	213,522	$141.67	213,522	$317,007,965
03/01/2025 – 03/31/2025	566,767	$133.81	503,163	$249,803,018
Total	780,289	$135.96	716,685

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. For information on the Company’s stock repurchase plans, refer to Note 11, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

On  March 6, 2025, Aaron Jagdfeld, our Chief Executive Officer, modified a Rule 10b5-1 trading arrangement originally adopted on November 19, 2024, to change the amount of shares to be sold under the arrangement, the price limits for sales under the arrangement, and timing of sales under the arrangement. The modified Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and provides for (i) the sale of up to 31,303 shares of the Company’s common stock; and (ii) the exercise of stock options to acquire 13,697 shares of the Company’s common stock and the sale of those acquired shares until February 27, 2026.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 6, 2025