Form 10-Q
period 2025-06-30
GENERAC HOLDINGS INC.
filed 2025-08-05
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 58,675,951 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$223,531	$281,277
Accounts receivable, less allowance for credit losses of $36,228 and $35,465 at June 30, 2025 and December 31, 2024, respectively	648,736	612,107
Inventories	1,254,133	1,031,647
Prepaid expenses and other current assets	119,289	107,139
Total current assets	2,245,689	2,032,170

Property and equipment, net	766,745	690,023

Customer lists, net	146,051	152,737
Patents and technology, net	361,619	379,095
Other intangible assets, net	15,074	20,026
Tradenames, net	203,756	206,664
Goodwill	1,468,791	1,436,261
Deferred income taxes	42,200	24,132
Operating lease and other assets	138,876	168,223
Total assets	$5,388,801	$5,109,331

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$54,264	$55,848
Accounts payable	596,268	458,693
Accrued wages and employee benefits	54,958	81,485
Accrued product warranty	48,871	56,127
Other accrued liabilities	291,331	313,401
Current portion of long-term borrowings and finance lease obligations	75,588	67,598
Total current liabilities	1,121,280	1,033,152

Long-term borrowings and finance lease obligations	1,292,813	1,210,776
Deferred income taxes	34,719	33,185
Deferred revenue	200,459	193,260
Operating lease and other long-term liabilities	164,339	141,515
Total liabilities	2,813,610	2,611,888

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,023,750 and 73,785,631 shares issued at June 30, 2025 and December 31, 2024, respectively	740	738
Additional paid-in capital	1,161,153	1,133,756
Treasury stock, at cost, 15,351,876 and 14,173,697 shares at June 30, 2025 and December 31, 2024, respectively	(1,354,218)	(1,196,997)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	2,961,859	2,844,296
Accumulated other comprehensive income (loss)	3,105	(85,399)
Stockholders’ equity attributable to Generac Holdings Inc.	2,570,523	2,494,278
Noncontrolling interests	4,668	3,165
Total stockholders' equity	2,575,191	2,497,443
Total liabilities and stockholders’ equity	$5,388,801	$5,109,331

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$1,061,169	$998,197	$2,003,290	$1,887,470
Costs of goods sold	644,420	622,636	1,214,555	1,195,530
Gross profit	416,749	375,561	788,735	691,940

Operating expenses:
Selling and service	139,495	128,153	265,560	236,739
Research and development	60,354	53,996	122,402	103,406
General and administrative	79,430	65,386	154,176	132,150
Amortization of intangibles	25,681	24,791	51,170	49,541
Total operating expenses	304,960	272,326	593,308	521,836
Income from operations	111,789	103,235	195,427	170,104

Other (expense) income:
Interest expense	(18,242)	(23,318)	(35,352)	(46,923)
Investment income	1,747	1,841	3,972	3,529
Change in fair value of investments	(1,524)	(2,117)	(11,471)	(8,136)
Other, net	(3,918)	(950)	(4,210)	(1,372)
Total other expense, net	(21,937)	(24,544)	(47,061)	(52,902)

Income before provision for income taxes	89,852	78,691	148,366	117,202
Provision for income taxes	15,422	19,638	29,658	31,671
Net income	74,430	59,053	118,708	85,531
Net income (loss) attributable to noncontrolling interests	414	(62)	852	184
Net income attributable to Generac Holdings Inc.	$74,016	$59,115	$117,856	$85,347

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.27	$0.99	$2.01	$1.38
Weighted average common shares outstanding - basic:	58,496,998	59,880,336	58,771,818	59,854,131

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.25	$0.97	$1.98	$1.36
Weighted average common shares outstanding - diluted:	59,017,823	60,641,740	59,385,907	60,559,904

Comprehensive income attributable to Generac Holdings Inc.	$137,561	$34,397	$206,360	$56,961

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2025	74,035,516	$740	$1,145,990	(14,953,986)	$(1,303,086)	$(202,116)	$2,888,136	$(60,440)	$2,469,224	$3,801	$2,473,025
Unrealized loss on interest rate swaps, net of tax of $1,016								(3,090)	(3,090)		(3,090)
Foreign currency translation adjustment								66,635	66,635	453	67,088
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	(11,766)	–	411						411		411
Net share settlement of restricted stock awards				(5,369)	(669)				(669)		(669)
Stock repurchases				(392,521)	(50,463)				(50,463)		(50,463)
Share-based compensation			14,752						14,752		14,752
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							74,016		74,016	414	74,430

Balance at June 30, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax of $2,435								(7,403)	(7,403)		(7,403)
Foreign currency translation adjustment								95,907	95,907	651	96,558
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	238,119	2	1,037						1,039		1,039
Net share settlement of restricted stock awards				(68,973)	(9,304)				(9,304)		(9,304)
Stock repurchases				(1,109,206)	(147,917)				(147,917)		(147,917)
Share-based compensation			26,360						26,360		26,360
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							117,856		117,856	852	118,708

Balance at June 30, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 1, 2024	73,492,146	$735	$1,081,985	(13,087,185)	$(1,037,227)	$(202,116)	$2,542,859	$(18,832)	$2,367,404	$2,908	$2,370,312
Unrealized loss on interest rate swaps, net of tax benefit of $578								(1,730)	(1,730)		(1,730)
Foreign currency translation adjustment								(22,967)	(22,967)	(40)	(23,007)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	116,432	1	6,374						6,375		6,375
Net share settlement of restricted stock awards				(3,972)	(590)				(590)		(590)
Stock repurchases				(355,640)	(50,609)				(50,609)		(50,609)
Share-based compensation			12,715						12,715		12,715
Net income (loss)							59,115		59,115	(62)	59,053
Balance at June 30, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized gain on interest rate swaps, net of tax of $(84)								252	252		252
Foreign currency translation adjustment								(28,638)	(28,638)	(127)	(28,765)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	413,523	3	5,533	8,417	–				5,536		5,536
Net share settlement of restricted stock awards				(42,276)	(4,896)				(4,896)		(4,896)
Stock repurchases				(355,640)	(50,609)				(50,609)		(50,609)
Share-based compensation			25,155						25,155		25,155
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							85,347		85,347	115	85,462

Balance at June 30, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$118,708	$85,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	43,292	35,241
Amortization of intangible assets	51,170	49,541
Amortization of deferred financing costs and original issue discount	1,278	1,948
Change in fair value of investments	11,471	8,136
Deferred income taxes	(18,668)	(18,140)
Share-based compensation expense	26,360	25,155
Loss (gain) on disposal of assets	602	(28)
Loss attributable to the disposition of a business	3,905	-
Other noncash charges	1,513	1,680
Excess tax expense (benefits) from equity awards	90	(602)
Net changes in operating assets and liabilities:
Accounts receivable	(485)	(74,467)
Inventories	(199,279)	12,245
Other assets	7,990	12,881
Accounts payable	129,489	73,994
Accrued wages and employee benefits	(28,297)	5,679
Other accrued liabilities	(18,798)	(29,232)
Net cash provided by operating activities	130,341	189,562

Investing activities
Proceeds from sale of property and equipment	-	85
Contribution to tax equity investment	-	(1,629)
Purchase of long-term investments	(2,656)	(1,896)
Proceeds from sale of long-term investments	-	2,000
Expenditures for property and equipment	(88,653)	(54,772)
Acquisition of business, net of cash acquired	-	(17,812)
Other investing activities	(1,999)	-
Net cash used in investing activities	(93,308)	(74,024)

Financing activities
Proceeds from short-term borrowings	21,860	20,728
Proceeds from long-term borrowings	92,585	2,881
Repayments of short-term borrowings	(30,171)	(39,011)
Repayments of long-term borrowings and finance lease obligations	(29,032)	(14,657)
Stock repurchases	(147,917)	(50,609)
Payment of deferred acquisition consideration	-	(7,361)
Cash dividends paid to noncontrolling interest of subsidiary	(293)	-
Purchase of additional ownership interest	-	(9,117)
Taxes paid related to equity awards	(9,393)	(9,983)
Proceeds from the exercise of stock options	1,043	10,620
Net cash used in financing activities	(101,318)	(96,509)

Effect of foreign exchange rate changes on cash and cash equivalents	6,539	(1,706)

Net (decrease) increase in cash and cash equivalents	(57,746)	17,323
Cash and cash equivalents at beginning of period	281,277	200,994
Cash and cash equivalents at end of period	$223,531	$218,317

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

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany amounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements and Regulations

On July 4, 2025, President Trump signed into law the "One Big Beautiful Bill Act" (OBBBA).  The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing.  In addition, the OBBBA accelerates the phase-out of incentives for the solar market and includes certain supply chain requirements to qualify for these incentives.  ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is in the process of evaluating the impact of the OBBBA to our business and the consolidated financial statements.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended June 30, 2025, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

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

The combined preliminary purchase price for these acquisitions was $46,265, net of cash acquired and inclusive of holdbacks and estimated contingent consideration. The Company recorded its preliminary purchase price allocations based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington was finalized during the second quarter of 2025.  Neither acquisition resulted in material adjustments to the Company's preliminary estimates.  Purchase accounting for Ageto will be finalized prior to September 30, 2025, and purchase accounting for Wolverine will be finalized prior to December 31, 2025. There have not been any material changes to the preliminary purchase price allocation for Wolverine or Ageto, as of June 30, 2025.

The accompanying condensed consolidated financial statements include the results of Wolverine, Ageto, C&I BESS, and Huntington from their dates of acquisition through June 30, 2025. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of June 30, 2025. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The amount of after-tax unrealized (losses) gains recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 was $(3,090) and $(7,403), respectively and for the three and six months ended June 30, 2024 was $(1,730) and $252, respectively.  The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. (Wallbox) to purchase 5% of its Class A common stock (Wallbox Shares) and acquire stock warrants, the latter of which provide the rights to an incremental approximate 5% ownership in the Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024 and the first and second quarters of 2025, the Company received additional warrants in connection with additional rounds of funding performed by Wallbox through the Company's anti-dilution protection rights. In accordance with GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the condensed consolidated statements of comprehensive income.

The loss attributable to the stock warrants was $1,215 and $4,571 for the three and six months ended June 30, 2025, respectively, and $1,035 and $6,268 for the three and six months ended June 30, 2024, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and stock warrants.

	June 30, 2025	December 31, 2024
Interest rate swaps	$18,528	$28,367
Stock warrants	3,347	7,919

The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the condensed consolidated balance sheet as of June 30, 2025, and December 31, 2024. Excluding the impact of credit risk, the fair value of the interest rate swaps as of June 30, 2025, and December 31, 2024, is an asset of $19,037 and $29,254, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Tranche A Term Loan Facility borrowing, which has a net carrying value of $692,346, was approximately $686,813 (Level 2) as of June 30, 2025. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $493,585, was approximately $495,009 (Level 2) as of June 30, 2025. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

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

The fair value of the Wallbox stock warrants is classified as Level 3. The fair value of these warrants is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants received in the third quarter of 2024 (and incremental awards received since the third quarter of 2024) and fourth quarter of 2023 expire at the earlier of when the price per share equals or exceeds $6.00 or in 2028 and 2029, respectively. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities primarily consist of Wallbox Shares. During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares, increasing its ownership interest to 38,096,057 Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $12,191 and $19,075 as of June 30, 2025, and December 31, 2024, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The loss recognized on the Wallbox Shares was $293 and $6,884 for the three and six months ended June 30, 2025, respectively, and $1,082 and $1,868 for the thr ee and six months ended June 30, 2024, respectively.

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

The combined fair value of contingent consideration for the Chilicon, Ageto, and Pramac acquisitions as of June 30, 2025, and December 31, 2024, was $34,937 and $34,114, respectively. The contingent consideration period for Chilicon extends through December 31, 2028, while the contingent consideration period for Pramac extends through December 31, 2025. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration capable of being earned each year as of August 1, 2025, August 1, 2026, and August 1, 2027. The current portion of contingent consideration totals $6,552 and is reported in other accrued liabilities and the non-current portion totals $28,385 and is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2025	$34,114
Present value interest accretion	823
Ending balance, June 30, 2025	$34,937

5.   Accumulated Other Comprehensive Income (Loss)

The following table presents a disclosure of changes in Accumulated Other Comprehensive Income (Loss) during the three and six months ended June 30, 2025 and 2024, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2025	$(76,894)		$16,454		$(60,440)
Other comprehensive income (loss)	66,635	(1)	(3,090)	(2)	63,545
Ending Balance – June 30, 2025	$(10,259)		$13,364		$3,105

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2024	$(49,253)		$30,421		$(18,832)
Other comprehensive income (loss)	(22,967)	(3)	(1,730)	(4)	(24,697)
Ending Balance – June 30, 2024	$(72,220)		$28,691		$(43,529)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	95,907	(1)	(7,403)	(5)	88,504
Ending Balance – June 30, 2025	$(10,259)		$13,364		$3,105

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(28,638)	(3)	252	(6)	(28,386)
Ending Balance – June 30, 2024	$(72,220)		$28,691		$(43,529)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2025, particularly the Euro and British Pound.
(2)	Represents unrealized losses of $4,106 on the interest rate swaps, net of tax effect of $1,016, for the three months ended June 30, 2025.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three and six months ended June 30, 2024, particularly the Euro and Mexican Peso.
(4)	Represents unrealized losses of $2,308 on the interest rate swaps, net of tax effect of $578, for the three months ended June 30, 2024.
(5)	Represents unrealized losses of $9,838 on the interest rate swaps, net of tax effect of $2,435, for the six months ended June 30, 2025.
(6)	Represents unrealized gains of $336 on the interest rate swaps, net of tax effect of $(84), for the six months ended June 30, 2024.

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

	Net Sales by Reportable Segment
	Three Months Ended June 30, 2025
Product Classes	Domestic	International	Total
Residential products	$553,314	$20,875	$574,189
Commercial & industrial products	216,335	145,868	362,203
Other	108,582	16,195	124,777
Total net sales	$878,231	$182,938	$1,061,169

	Net Sales by Reportable Segment
	Three Months Ended June 30, 2024
Product Classes	Domestic	International	Total
Residential products	$515,166	$23,233	$538,399
Commercial & industrial products	200,315	143,854	344,169
Other	102,077	13,552	115,629
Total net sales	$817,558	$180,639	$998,197

	Net Sales by Reportable Segment
	Six Months Ended June 30, 2025
Product Classes	Domestic	International	Total
Residential products	$1,026,604	$41,736	$1,068,340
Commercial & industrial products	422,481	277,095	699,576
Other	203,788	31,586	235,374
Total net sales	$1,652,873	$350,417	$2,003,290

	Net Sales by Reportable Segment
	Six Months Ended June 30, 2024
Product Classes	Domestic	International	Total
Residential products	$927,319	$40,030	$967,349
Commercial & industrial products	406,808	291,331	698,139
Other	195,768	26,214	221,982
Total net sales	$1,529,895	$357,575	$1,887,470

Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices & solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. The residential products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell the product to the end consumer, sometimes including installation and maintenance services. In some cases, residential products are sold directly to the end consumer. Substantially all of the residential products' revenues are recorded at a point in time when control is transferred to the customer.

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end customer, sometimes including installation and maintenance services. In some cases, C&I products are sold directly to the end customer. Substantially all of the C&I products' revenues are recorded at a point in time when control is transferred to the customer.

Other consists primarily of aftermarket service parts and product accessories sold to the Company's distribution partners, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain design, build, installation, and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time when control is transferred to the customer, while the extended warranty and subscription revenue are recognized over the life of the contract. Other service revenue is recognized when the service is performed, sometimes after certain milestones are met.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Domestic	International	Total	Domestic	International	Total
External net sales	$878,231	$182,938	$1,061,169	$817,558	$180,639	$998,197
Intersegment sales	6,231	14,266	20,497	9,581	3,869	13,450
Total sales	884,462	197,204	1,081,666	827,139	184,508	1,011,647
Elimination of intersegment sales			(20,497)			(13,450)
Costs of goods sold	520,195	144,722	664,917	498,894	137,192	636,086
Elimination of intersegment cost of goods sold			(20,497)			(13,450)
Operating expenses	266,446	38,514	304,960	236,242	36,084	272,326
Other segment items (1)	(60,296)	(15,544)	(75,840)	(47,671)	(13,783)	(61,454)
Adjusted EBITDA by reportable segment	$158,117	$29,512	$187,629	$139,674	$25,015	$164,689
Interest expense			(18,242)			(23,318)
Depreciation and amortization			(48,321)			(42,880)
Non-cash write-down and other adjustments (2)			(2,155)			(1,885)
Non-cash share-based compensation expense (3)			(14,752)			(12,715)
Transaction costs and credit facility fees (4)			(1,004)			(1,267)
Business optimization and other charges (5)			(3,442)			(1,140)
Provision for legal, regulatory, and other costs (6)			(4,911)			(363)
Change in fair value of investments (7)			(1,524)			(2,117)
Other (8)			(3,426)			(313)
Income before provision for income taxes			$89,852			$78,691

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Domestic	International	Total	Domestic	International	Total
External net sales	$1,652,873	$350,417	$2,003,290	$1,529,895	$357,575	$1,887,470
Intersegment sales	13,924	32,329	46,253	17,718	13,642	31,360
Total sales	1,666,797	382,746	2,049,543	1,547,613	371,217	1,918,830
Elimination of intersegment sales			(46,253)			(31,360)
Costs of goods sold	981,167	279,641	1,260,808	954,217	272,673	1,226,890
Elimination of intersegment cost of goods sold			(46,253)			(31,360)
Operating expenses	521,155	72,153	593,308	451,890	69,946	521,836
Other segment items (1)	(116,154)	(25,594)	(141,748)	(97,343)	(24,475)	(121,818)
Adjusted EBITDA by reportable segment	$280,629	$56,546	$337,175	$238,849	$53,073	$291,922
Interest expense			(35,352)			(46,923)
Depreciation and amortization			(94,462)			(84,782)
Non-cash write-down and other adjustments (2)			(2,142)			(2,395)
Non-cash share-based compensation expense (3)			(26,360)			(25,155)
Transaction costs and credit facility fees (4)			(1,764)			(2,692)
Business optimization and other charges (5)			(5,017)			(1,626)
Provision for legal, regulatory, and other costs (6)			(8,662)			(2,898)
Change in fair value of investments (7)			(11,471)			(8,136)
Other (8)			(3,579)			(113)
Income before provision for income taxes			$148,366			$117,202

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and other costs.

(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's Amended Credit Agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)

Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

•  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $1,696 and $3,188 for the three and six months ended June 30, 2025, respectively, and $363 and $2,533 for the three and six months ended June 30, 2024, respectively.

•  Legal expenses related to certain class action lawsuits - $2,540 and $3,883 for the three and six months ended June 30, 2025, respectively.

•  Legal expenses related to certain government inquiries and other significant matters - $675 and $1,591 for the three and six months ended June 30, 2025, respectively.

•  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0 and $365 for the three and six months ended June 30, 2024.

(7)	Represents non-cash losses primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	The pre-tax loss in the second quarter of 2025 relates primarily to the sale of our immaterial Tank Utility fleet business.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	June 30, 2025	December 31, 2024
Domestic	$3,970,400	$3,873,904
International	1,418,401	1,235,427
Total	$5,388,801	$5,109,331

	Depreciation and Amortization by Reportable Segment
	Three Months Ended June 30,
	2025	2024
Domestic	$39,371	$33,655
International	8,950	9,225
Total	$48,321	$42,880

	Depreciation and Amortization by Reportable Segment
	Six Months Ended June 30,
	2025	2024
Domestic	$77,192	$66,257
International	17,270	18,525
Total	$94,462	$84,782

	Capital Expenditures by Reportable Segment
	Three Months Ended June 30,
	2025	2024
Domestic	$47,743	$24,101
International	9,973	3,851
Total	$57,716	$27,952

	Capital Expenditures by Reportable Segment
	Six Months Ended June 30,
	2025	2024
Domestic	$76,041	$48,267
International	12,612	6,505
Total	$88,653	$54,772

The Company’s sales in the U.S. represented approximately 80% and 78% of total sales for the three months ended June 30, 2025 and 2024, respectively, and 79% and 77% for the six months ended June 30, 2025 and 2024, respectively. Approximately 74% and 76% of the Company's identifiable long-lived assets were located in the U.S. as of  June 30, 2025 and December 31, 2024, respectively.

7.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2025	2024
Raw material	$675,553	$611,735
Work-in-process	10,877	6,814
Finished goods	567,703	413,098
Total	$1,254,133	$1,031,647

Property and equipment consists of the following:

	June 30,	December 31,
	2025	2024
Land and improvements	$31,780	$30,220
Buildings and improvements	466,930	358,055
Machinery and equipment	317,296	296,409
Dies and tools	58,741	48,681
Vehicles	18,608	13,887
Office & information technology equipment and internal use software	228,588	213,003
Leasehold improvements	10,596	9,776
Construction in progress	71,708	110,651
Gross property and equipment	1,204,247	1,080,682
Accumulated depreciation	(437,502)	(390,659)
Total	$766,745	$690,023

Total property and equipment includes finance leases of $83,726 and $61,214 on  June 30, 2025, and  December 31, 2024, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$110,717	$111,126	$110,987	$116,408
Payments	(18,868)	(20,733)	(39,755)	(42,080)
Provision for warranty issued	25,826	16,745	43,944	32,049
Changes in estimates for pre-existing warranties	2,269	(859)	4,768	(98)
Balance at end of period	$119,944	$106,279	$119,944	$106,279

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$194,403	$163,793	$186,922	$155,870
Deferred revenue contracts issued	16,915	15,089	32,733	29,873
Amortization of deferred revenue contracts	(8,668)	(7,180)	(17,005)	(14,041)
Balance at end of period	$202,650	$171,702	$202,650	$171,702

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  June 30, 2025 is as follows:

Remainder of 2025	$17,994
2026	37,534
2027	37,653
2028	31,563
2029	25,209
After 2029	52,697
Total	$202,650

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024
Product warranty liability
Current portion - Accrued product warranty	$48,871	$56,127
Long-term portion - other long-term liabilities	71,073	54,860
Total	$119,944	$110,987

Deferred revenue related to extended warranties
Current portion - Other accrued liabilities	$36,478	$34,069
Long-term portion - Deferred Revenue	166,172	152,853
Total	$202,650	$186,922

9.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits was $23,779 and $26,858 on June 30, 2025, and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company recognized revenue of $17,392 related to amounts included in the December 31, 2024 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

10.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $54,264 and $55,848, respectively. As of June 30, 2025 and December 31, 2024, the weighted-average interest rates on the short-term borrowings were 5.29% and 5.44%, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024
Tranche A Term Loan Facility	$693,750	$712,500
Term Loan B Facility	496,250	498,750
Original issue discount and deferred financing costs	(6,925)	(8,203)
Revolving Facility	90,000	-
Finance lease obligations	89,064	66,355
Other	6,262	8,972
Total	1,368,401	1,278,374
Less: current portion of debt	67,424	60,753
Less: current portion of finance lease obligation	8,164	6,845
Total long-term borrowings and finance lease obligations	$1,292,813	$1,210,776

Prior to the Tranche A Term Loan Facility and Revolving Facility amendments discussed below, as of June 30, 2025, the Tranche A Term Loan Facility and Revolving Facility mature on June 29, 2027.  The Tranche A Term Loan Facility is repayable in quarterly installments which commenced  September 2023, with a balloon payment due June 29, 2027. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due July 2031. Maturities of the Company's Tranche A Term Loan Facility, Term Loan B Facility and Revolving Facility outstanding on  June 30, 2025, before considering original issue discount and deferred financing costs, are as follows:

	Tranche A Term Loan Facility	Term Loan B Facility	Revolving Facility	Total
2025	$28,125	$2,500	$-	$30,625
2026	65,625	5,000	-	70,625
2027	600,000	5,000	90,000	695,000
2028	-	5,000	-	5,000
2029	-	5,000	-	5,000
2030	-	5,000	-	5,000
2031	-	468,750	-	468,750
Total	$693,750	$496,250	$90,000	$1,280,000

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B of $4,236 and expensed $625 of fees paid to creditors as a loss on extinguishment of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 6.07% combined rate as of June 30, 2025.

The New Term Loan B Facility does not require an Excess Cash Flow payment if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2025, the Company’s net secured leverage ratio was 1.37 to 1.00, and the Company was in compliance with all covenants under the Facility. There are no financial maintenance covenants on the Term Loan B Facility.

In June 2022, the Company amended and restated its existing credit agreements (Amended Credit Agreement) that resulted in a new term loan facility in an aggregate principal amount of $750,000 (Tranche A Term Loan Facility), established a new $1,250,000 revolving facility (Revolving Facility), and replaced all LIBOR provisions with SOFR provisions. The Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%. As of June 30, 2025, the interest rate for the Tranche A Term Loan Facility and the Revolving Facility is 5.92%.

The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2025, the Company’s total leverage ratio was 1.44 to 1.00, and the Company's interest coverage ratio was 12.34 to 1.00. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2025.

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

As of June 30, 2025, there was $90,000 outstanding under the Revolving Facility, leaving $1,159,250 of unused capacity, net of outstanding letters of credit.

See Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2024, for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense on outstanding borrowings.

On July 1, 2025, the Company amended its existing Tranche A Term Loan Facility and $1,250,000 Revolving Facility, extending the maturity of both to July 1, 2030, revising the Tranche A Term Loan Facility outstanding principal balance to $700,000, reducing the Revolving Facility borrowing capacity to $1,000,000, and removing the Credit Adjustment Spread (as defined in the Amended Credit Agreement) from each.  The revised Tranche A Term Loan Facility is now repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026.   The revised Tranche A Term Loan Facility and Revolving Facility will continue to bear interest at either a base rate plus an applicable margin between 0.25% and 0.75% or SOFR rate plus an applicable margin between 1.25% and 1.75%, both based on the Company’s total leverage ratio and subject to a SOFR floor of 0.0%.

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

During the three and six months ended  June 30, 2025, the Company repurchased 392,521 and 1,109,206 shares of common stock for $50,463 and $147,917, respectively. During the three and six months ended June 30, 2024, the Company repurchased 355,640 shares of common stock for $50,609.  The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Generac Holdings Inc.	$74,016	$59,115	$117,856	$85,347
Redemption value adjustment	-	-	-	(2,686)
Net income attributable to common shareholders	$74,016	$59,115	$117,856	$82,661

Denominator
Weighted average shares, basic	58,496,998	59,880,336	58,771,818	59,854,131
Dilutive effect of stock compensation awards (1)	520,825	761,404	614,089	705,773
Diluted shares	59,017,823	60,641,740	59,385,907	60,559,904

Net income attributable to common shareholders per share
Basic	$1.27	$0.99	$2.01	$1.38
Diluted	$1.25	$0.97	$1.98	$1.36

(1) Excludes approximately 779,000 and 428,000 stock options and restricted stock awards for the three and six months ended  June 30, 2025, respectively, and 471,000 and 440,000 stock options and restricted stock awards for the three and six months ended  June 30, 2024, respectively, because they would be anti-dilutive.

13. Income Taxes

The effective income tax rates for the six months ended June 30, 2025 and 2024 were 20.0% and 27.0%, respectively.  The decrease in the effective tax rate was primarily due to a discrete tax benefit in the current year related to a business disposition.

14. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of June 30, 2025, and December 31, 2024, was $167,176 and $165,432, respectively.

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

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of certain matters (the Oakland County Lawsuit). On February 7, 2025, the court granted the Company’s motion to dismiss and found that plaintiffs failed to adequately plead a securities fraud claim. Plaintiffs filed an amended complaint on March 10, 2025 and the Company has filed a motion to dismiss.

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

On  October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan and, as a result, the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020. On October 2, 2024, the Company received additional information from the EPA that could increase the number of portable generators under review by the EPA by approximately 4,850 (not in thousands) if certain emissions certifications for 2020 are voided. The Company is cooperating with the DOJ, EPA and CARB regarding these topics and other ancillary requests for information.

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

On December 5, 2023, seven plaintiffs filed a product liability lawsuit in the Philadelphia County Court of Common Pleas against Generac Power, other Generac affiliates, and unrelated entities for damages sustained in an accident involving a GP15000E portable generator that occurred on October 4, 2023 (Zawaski, et al. v. Generac Power Systems, Inc., et al.). Plaintiffs are pursuing claims against Generac Power for negligence, strict liability, and loss of consortium, seeking compensatory and punitive damages. Discovery and evaluation of the case are ongoing as the Company continues to defend the matter, and it is uncertain how liability, if any, might be shared among multiple parties.

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

On October 9, 2024, Champion Power Equipment, Inc. (Champion) filed a patent infringement lawsuit against Generac Power in the United States District Court for the Eastern District of Wisconsin (Case No. 24-cv-01281-LA). Champion claims that certain Generac and Powermate branded multi-fuel portable generators infringe on Champion’s portfolio of dual and multi-fuel patents. Generac Power denies infringement and has filed a counterclaim against Champion claiming that some of Champion’s portable generators infringe on Generac Power’s patents relating to carbon monoxide detection and engine shutoff technologies.  Champion intends to file new patent infringement claims against Generac Power pertaining to its own carbon monoxide detection and shutoff technology in response to Generac’s claims.  Generac Power denies the infringement allegations and intends to vigorously defend the matter.

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

The forward-looking statements contained in this quarterly report are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The forward-looking statements contained in this quarterly report include estimates and comments regarding:

●	our business and markets that we serve, financial and operating results, and future economic performance;
●	proposed new product and service offerings; and
●	management's goals, expectations, and objectives, and other similar expressions concerning matters that are not historical facts.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the company’s business is subject to risks related to, among other factors, tariffs and other changes in U.S. trade policy and international trade relations. Starting in the first quarter of 2025, the United States government enacted additional tariffs on goods imported into the U.S. from numerous countries (such as China, Vietnam, and Mexico) and certain countries announced tariffs on U.S. goods. Some of these tariffs have been subsequently modified or delayed, and the U.S. government has also stated it is willing to negotiate with respect to the tariffs it has enacted.

We have implemented price increases across many of our product offerings and are currently executing a number of supply chain initiatives to attempt to mitigate the impact of these tariffs on our profitability. Despite our efforts, these tariff actions may negatively impact demand due to higher prices and also result in lower margins for some of our products. Generac will continue to analyze the impact of future tariffs and actions that can be taken to mitigate and/or minimize their effects.

On July 4, 2025, the United States signed into law the "One Big Beautiful Bill Act" (OBBBA).  The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing.  In addition, the OBBBA accelerates the phase-out of tax incentives for the solar market and includes certain supply chain requirements to qualify for these incentives. We are in the process of evaluating the impact of the OBBBA to our business and the consolidated financial statements.

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

Given our competitive strengths in our traditional power generation markets, we believe we are well-positioned to execute on the growing opportunity for backup power for homes and businesses, where increased penetration is being driven by multiple mega-trends that are resulting in poorer power quality for end users. In addition, our focus on more resilient, efficient and sustainable energy solutions has increased our served addressable market, and as a result, we believe we can continue to be a leader as energy costs rise and end markets evolve over time.

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

Key Mega-Trends:

●	Lower power quality continuing to drive demand for backup power solutions:
	o	More frequent severe and volatile weather impacting an aging grid, causing increased power outage activity.
	o	Increasing deployment of intermittent generation sources coupled with accelerating electricity demand trends driving supply/demand imbalances for utilities and grid operators.
●	Higher power prices driving the need for energy management solutions:
	o	Electrification trends causing power demand to exceed supply, driving up power prices.
	o	Investment required to upgrade grid infrastructure and transition to renewable power sources, pushing prices higher.
●	Artificial intelligence adoption accelerating, creating a large market opportunity for backup power:
	o	Significant power requirements for the buildout of data centers to enable AI adoption could drive further grid instability and higher power prices.
	o	Acceleration in the number of hyperscale and edge data centers that require significant backup power.
●	Growing demand for cleaner burning fuels:
	o	Natural gas and other alternative fuels are vital to the energy transition.
	o	Demand for natural gas-fueled backup generators growing as homes and businesses desire cleaner-burning fuel sources of generation.
●	Required investment in global infrastructure, driving demand for our products:
	o	Upgrading of aging and underinvested legacy infrastructure systems, such as power, telecommunications, transportation, and water.
	o	Expanding investment for increasingly critical technology infrastructure as we transition to a more "connected" society.
●	Home as a Sanctuary, driving increased demand for resiliency solutions that provide peace of mind:
	o	Increasing importance of the home with more people working from home and aging in place.
	o	Growing market for intelligent and connected homes that can provide improved energy efficiency.

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

Solar, storage, and energy management market opportunities. We believe the electric utility landscape will undergo significant changes in the decade ahead due to accelerating demand growth, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and energy storage technologies. Importantly, we expect that a confluence of factors will continue to drive meaningful increases in power prices for end users in the future. As a result, on-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity as utility customers seek alternative solutions to combat rising power prices. In addition, battery storage provides customers another source of power resiliency for shorter duration outages. Additionally, these markets have been supported by subsidies and investment tax credits for consumers and businesses to help advance the adoption of clean energy technologies. Further, production tax credits are being offered to businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. While the duration of certain subsidies and tax credits has changed, we believe the overall mega-trends that are driving the solar, storage, and energy management markets currently provide sufficient incentive for long-term, value-creating investments for market participants in this space. Given the significant long-term market opportunity, we expect to further improve our capabilities in energy technology product development, sourcing, distribution, and marketing. In addition, we plan to leverage our significant competencies in the residential standby generator market to build our market position in the residential solar, storage, and energy management markets.

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

Substantial investment in new data centers and accelerating adoption of artificial intelligence. As a result of the development of artificial intelligence and the expected benefits of this technology, there is significant capital expenditure investment going into the build out of data center infrastructure, which should enable the accelerated adoption of artificial intelligence capabilities. Backup power solutions are a necessary part of the substantial investment in data centers. Given the significant power requirements of increasingly large data center campuses, and the mission critical nature of these applications that require complete resiliency coverage, demand for large backup power generators is expected to continue to grow at a dramatic rate for the foreseeable future. This ongoing rapid demand growth for large generators has resulted in market supply constraints. As a result of our recently introduced high output diesel generator offering, this large and growing market represents a significant incremental opportunity for our global C&I product category. As we continue to ramp our capabilities for large megawatt generators, we believe that we are well positioned to take share in this market over time given our unique focus on backup power generation which allows us to provide customized sales, engineering, and aftermarket support while also providing data center customers with a robust service network to ensure uptime for these critical applications. Additionally, we believe this significant growth in data center power consumption will drive demand for backup power and intelligent energy management solutions for the broader electrical grid and other grid participants as these large power loads contribute to the growing power supply/demand imbalance.

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

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the build out of data centers, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our products. The capital investment cycle may differ for the various C&I end markets that we serve, including light commercial, retail, office, telecommunications, rental, industrial, data centers, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions, fluctuations in interest rates, and geopolitical matters in the various countries where we serve, as well as credit availability in those regions.

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

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The decrease in effective tax rate was primarily due to a discrete tax benefit in the current year related to the sale of our immaterial Tank Utility fleet business.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to implement the Pillar Two rules and evaluate their potential impact on future periods. There was no impact to our financial results for the three or six months ended June 30, 2025, and we do not expect the rules to have a material impact on our effective tax rate for the remainder of the year. We will update our future tax provisions based on new regulations or guidance accordingly.

On July 4, 2025, the United States signed into law the "One Big Beautiful Bill Act" (OBBBA).  The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing.  In addition, the OBBBA accelerates the phase-out of tax incentives for the solar market and includes certain supply chain requirements to qualify for these incentives.  ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are in the process of evaluating the impact of the OBBBA to our business and the consolidated financial statements.

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net sales	$1,061,169	$998,197	$62,972	6.3%
Costs of goods sold	644,420	622,636	21,784	3.5%
Gross profit	416,749	375,561	41,188	11.0%
Operating expenses:
Selling and service	139,495	128,153	11,342	8.9%
Research and development	60,354	53,996	6,358	11.8%
General and administrative	79,430	65,386	14,044	21.5%
Amortization of intangible assets	25,681	24,791	890	3.6%
Total operating expenses	304,960	272,326	32,634	12.0%
Income from operations	111,789	103,235	8,554	8.3%
Total other expense, net	(21,937)	(24,544)	2,607	10.6%
Income before provision for income taxes	89,852	78,691	11,161	14.2%
Provision for income taxes	15,422	19,638	(4,216)	-21.5%
Net income	74,430	59,053	15,377	26.0%
Net income attributable to noncontrolling interests	414	(62)	476	-767.7%
Net income attributable to Generac Holdings Inc.	$74,016	$59,115	$14,901	25.2%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$878,231	$817,558	$60,673	7.4%
International	182,938	180,639	2,299	1.3%
Total net sales	$1,061,169	$998,197	$62,972	6.3%

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$878,231	$6,231	$884,462	$817,558	$9,581	$827,139
International	182,938	14,266	197,204	180,639	3,869	184,508
Intercompany elimination	-	(20,497)	(20,497)	-	(13,450)	(13,450)
Total net sales	$1,061,169	$-	$1,061,169	$998,197	$-	$998,197

	Adjusted EBITDA
	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Domestic	$158,117	$139,674	$18,443	13.2%
International	29,512	25,015	4,497	18.0%
Total Adjusted EBITDA	$187,629	$164,689	$22,940	13.9%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$574,189	$538,399	$35,790	6.6%
Commercial & industrial products	362,203	344,169	18,034	5.2%
Other	124,777	115,629	9,148	7.9%
Total net sales	$1,061,169	$998,197	$62,972	6.3%

Net sales.   Domestic segment total sales (including inter-segment sales) increased approximately 7% to $884.5 million as compared to $827.1 million in the prior year, including an approximate 1% benefit from acquisitions. The 6% core total sales increase was primarily driven by increase in volumes of residential energy technology solutions, portable generators, and C&I products to industrial distributors and national telecom customers. This growth was partially offset by continued softness in product shipments to national rental accounts. Home standby generator sales were approximately flat on a year-over-year basis.

International segment total sales (including inter-segment sales) increased approximately 7% to $197.2 million from $184.5 million in the prior year quarter, including an approximate 1% favorable impact from foreign currency. The 6% core total sales growth for the segment was primarily driven by higher inter-segment sales     and strength in C&I product shipments in Europe, partially offset by softer shipments in other regions.

In addition, total contribution from non-annualized acquisitions for the second quarter of 2025 was $6.2 million for the domestic segment.

Gross profit.   Gross profit margin was 39.3% as compared to 37.6% in the prior-year second quarter. The increase in gross margin was primarily driven by favorable pricing and lower input costs, partially offset by unfavorable sales mix.

Operating Expenses.   Operating expenses increased $32.6 million, or 12.0%, as compared to the second quarter of 2024. The growth in operating expenses was primarily driven by higher variable costs due to higher shipment volumes, increased employee costs to support future growth across the business, and ongoing operating expenses related to recent acquisitions.

Other Expense.   The decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings and lower interest rates compared to the prior-year second quarter. This was partially offset by a pre-tax loss attributable to the sale of our immaterial Tank Utility fleet business.

Provision for income taxes.   Provision for income taxes for the current year quarter was $15.4 million, or an effective tax rate of 17.2%, as compared to $19.6 million, or a 25.0% effective tax rate, for the prior year. The decrease in effective tax rate was primarily due to a favorable discrete tax benefit in the second quarter related to the sale of our immaterial Tank Utility fleet business.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the second quarter of 2025 was $74.0 million compared to $59.1 million in the prior-year second quarter. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the second quarter of 2025 was $158.1 million, or 17.9% of domestic segment total sales, as compared to $139.7 million, or 16.9% of total sales, in the prior-year second quarter. This margin increase was primarily driven by favorable price realization and lower input costs, partially offset by unfavorable sales mix and increased operating expense investments to support future growth.

Adjusted EBITDA for the international segment in the second quarter of 2025, before deducting for non-controlling interests, was $29.5 million, or 15.0% of international segment total sales, as compared to $25.0 million, or 13.6% of total sales, in the prior-year second quarter. This margin increase was primarily driven by favorable price and cost impacts, partially offset by unfavorable sales mix.

Adjusted Net Income.   Adjusted Net Income in the second quarter of 2025 was $97.3 million compared to $81.7 million in the prior-year second quarter. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net sales	$2,003,290	$1,887,470	$115,820	6.1%
Costs of goods sold	1,214,555	1,195,530	19,025	1.6%
Gross profit	788,735	691,940	96,795	14.0%
Operating expenses:
Selling and service	265,560	236,739	28,821	12.2%
Research and development	122,402	103,406	18,996	18.4%
General and administrative	154,176	132,150	22,026	16.7%
Amortization of intangible assets	51,170	49,541	1,629	3.3%
Total operating expenses	593,308	521,836	71,472	13.7%
Income from operations	195,427	170,104	25,323	14.9%
Total other expense, net	(47,061)	(52,902)	5,841	11.0%
Income before provision for income taxes	148,366	117,202	31,164	26.6%
Provision for income taxes	29,658	31,671	(2,013)	-6.4%
Net income	118,708	85,531	33,177	38.8%
Net income attributable to noncontrolling interests	852	184	668	363.0%
Net income attributable to Generac Holdings Inc.	$117,856	$85,347	$32,509	38.1%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$1,652,873	$1,529,895	$122,978	8.0%
International	350,417	357,575	(7,158)	-2.0%
Total net sales	$2,003,290	$1,887,470	$115,820	6.1%

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$1,652,873	$13,924	$1,666,797	$1,529,895	$17,718	$1,547,613
International	350,417	32,329	382,746	357,575	13,642	371,217
Intercompany elimination	-	(46,253)	(46,253)	-	(31,360)	(31,360)
Total net sales	$2,003,290	$-	$2,003,290	$1,887,470	$-	$1,887,470

	Adjusted EBITDA
	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Domestic	$280,629	$238,849	$41,780	17.5%
International	56,546	53,073	3,473	6.5%
Total Adjusted EBITDA	$337,175	$291,922	$45,253	15.5%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$1,068,340	$967,349	$100,991	10.4%
Commercial & industrial products	699,576	698,139	1,437	0.2%
Other	235,374	221,982	13,392	6.0%
Total net sales	$2,003,290	$1,887,470	$115,820	6.1%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 8% to $1,666.8 million in the six months ended June 30, 2025, as compared to $1,547.6 million in the prior-year comparable period, including an approximately 1% benefit from acquisitions. This increase was primarily driven by higher sales of home standby generators, portable generators, and energy technology solutions, as well as growth in C&I product shipments to national telecom customers and industrial distributors. This growth was partially offset by lower C&I product sales to national rental accounts and other direct customers for “beyond standby” applications.

International segment total sales (including inter-segment sales) increased to $382.7 million in the six months ended June 30, 2025, as compared to $371.2 million in the prior-year comparable period, including an approximate 2% unfavorable impact from foreign currency. Excluding the impact of foreign currency, the total sales growth for the segment was primarily driven by higher inter-segment sales to the U.S. market and stronger product sales in Europe, partially offset by softer C&I shipments in other regions.

In addition, total contribution from non-annualized acquisitions for the six months ended June 30, 2025 was $17.4 million for the domestic segment.

Gross profit.   Gross profit margin for the six months ended June 30, 2025 was 39.4%, as compared to 36.7% in the prior-year comparable period. The increase in gross margin was primarily driven by favorable price realization and lower input costs.

Operating Expenses.   Operating expenses for the six months ended June 30, 2025 increased $71.5 million, or 13.7%, as compared to the prior-year comparable period. The growth in operating expenses was primarily driven by higher variable costs due to higher shipment volumes, increased employee costs to support future growth across the business, higher marketing spend, and ongoing operating expenses related to recent acquisitions.

Other Expense.   The decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings and lower interest rates compared to the prior-year comparable period. This was partially offset by a larger loss on the change in the fair value of the Company's investment in Wallbox N.V. shares and warrants, along with a pre-tax loss attributable to the sale of our immaterial Tank Utility fleet business in the current year period.

Provision for income taxes.   Provision for income taxes for the six months ended June 30, 2025 was $29.7 million, or an effective tax rate of 20.0%, as compared to $31.7 million, or a 27.0% effective tax rate, for the prior-year comparable period.  The decrease in effective tax rate was primarily due to a discrete tax benefit in the second quarter of 2025 related to the sale of our immaterial Tank Utility fleet business as well as certain unfavorable discrete tax items in the period year comparable period that did not repeat in the current period.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the six months ended June 30, 2025 was $117.9 million compared to $85.3 million in the prior-year comparable period. This increase was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the six months ended June 30, 2025 was $280.6 million, or 16.8% of domestic segment total sales, as compared to $238.8 million, or 15.4% of total sales, in the prior-year comparable period. This margin improvement was primarily driven by favorable price realization and lower input costs, partially offset by increased operating expense investments to support future growth.

Adjusted EBITDA for the international segment in the six months ended June 30, 2025, before deducting for non-controlling interests, was $56.5 million, or 14.8% of international segment total sales, as compared to $53.1 million, or 14.3% of total sales, in the prior-year comparable period. This margin increase was primarily driven by favorable price and cost impacts, partially offset by unfavorable sales mix and higher operating expenses during the current year period.

Adjusted Net Income.   Adjusted Net Income in the six months ended June 30, 2025 was $172.7 million compared to $134.6 million in the prior-year comparable period. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

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

As of June 30, 2025, there was $496.3 million outstanding under the Term Loan B Facility, $693.8 million outstanding under the Tranche A Term Loan Facility, and $90.0 million of borrowings on the Revolving Facility, leaving $1,159.3 million of unused capacity, net of outstanding letters of credit. The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of June 30, 2025, the interest rate for the Term Loan B Facility is 6.07%. The Tranche A Term Loan Facility and the Revolving Facility bear interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on our total leverage ratio and subject to a SOFR floor of 0.0%. As of June 30, 2025, the interest rate for the Tranche A Term Loan Facility and the Revolving Facility is 5.92%.

The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in our Amended Credit Agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2025, our net secured leverage ratio was 1.37 to 1.00, and we were in compliance with all covenants of the Facility. There are no financial maintenance covenants on the Term Loan B Facility. The Tranche A Term Loan Facility and the Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2025, our total leverage ratio was 1.44 to 1.00, and our interest coverage ratio was 12.34 to 1.00. We were also in compliance with all other covenants of the Amended Credit Agreement as of June 30, 2025.

On July 1, 2025, we amended our existing Tranche A Term Loan Facility and $1,250.0 million Revolving Facility, extending the maturity of both to July 1, 2030, revising the Tranche A Term Loan Facility outstanding principal balance to $700.0 million, reducing the Revolving Facility borrowing capacity to $1,000.0 million, and removing the Credit Adjustment Spread (as defined in the Amended Credit Agreement) from each.  The revised Tranche A Term Loan Facility is now repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026.   The revised Tranche A Term Loan Facility and Revolving Facility will continue to bear interest at either a base rate plus an applicable margin between 0.25% and 0.75% or SOFR rate plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%.

In July 2022, our Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaced the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2025, the remaining unused buyback authorization under the current program was $199.3 million.

During the three and six months ended June 30, 2025, we repurchased 392,521 and 1,109,206 shares of common stock for $50.5 million and $147.9 million, respectively. During the three and six months ended June 30, 2024, we repurchased 355,640 shares of common stock for $50.6 million.  We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 10, “Credit Agreements,” and Note 11, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

As of June 30, 2025, we had total liquidity of $1,382.8 million which consists of $223.5 million of cash and cash equivalents and $1,159.3 million of availability under our Revolving Facility. We believe we have a strong liquidity position that allows us to execute our strategic plan, fund common stock buybacks, and provides the flexibility to continue to invest in future growth opportunities.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 13% of net sales for the six months ended June 30, 2025, and 2024, respectively. The amount financed by dealers which remained outstanding under this arrangement was $167.2.0 million and $165.4 million as of June 30, 2025, and December 31, 2024, respectively.

Long-term Liquidity

We believe our cash and cash equivalents, cash flow from operations, and availability under our Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other activities that could potentially drive incremental shareholder value.

Cash Flow

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net cash provided by operating activities	$130,341	$189,562	$(59,221)	-31.2%
Net cash used in investing activities	(93,308)	(74,024)	(19,284)	-26.1%
Net cash used in financing activities	(101,318)	(96,509)	(4,809)	-5.0%
Effect of foreign exchange rate changes on cash and cash equivalents	6,539	(1,706)	8,245	483.3%
Net (decrease) increase in cash and cash equivalents	$(57,746)	$17,323	$(75,069)	-433.3%

The decrease in operating cash flows for the six months ended June 30, 2025 was primarily driven by an increase in working capital in the current year period, which included the replenishment of certain residential product finished good inventories, partially offset by higher operating earnings.

The $93.3 million net cash used in investing activities for the six months ended June 30, 2025 primarily represents cash payments of $88.7 million related to the purchase of property and equipment, $2.7 million for the purchase of long-term investments, and $2.0 million relating to other investing activities.

The $74.0 million net cash used in investing activities for the six months ended June 30, 2024 primarily represents cash payments of $54.8 million related to the purchase of property and equipment, $17.8 million for the acquisitions of Huntington and C&I BESS, $1.6 million for a tax equity investment, and $1.9 million for an investment in Earth Foundry II. LP, a venture capital fund. These were partially offset by $2.0 million of cash proceeds from the sale of our minority interest in Rolling Energy Resources.

The $101.3 million net cash used in financing activities for the six months ended June 30, 2025 primarily represents proceeds of $21.9 million from short-term borrowings, $92.6 million from long-term borrowings, and $1.0 million from the exercise of stock options. These cash proceeds were more than offset by $59.2 million of debt repayments ($30.2 million of short-term borrowings and $29.0 million of long-term borrowings and finance lease obligations), $147.9 million of share repurchases, and $9.4 million for taxes paid related to equity awards.

The $96.5 million net cash used in financing activities for the six months ended June 30, 2024 primarily represents proceeds of $20.7 million from short-term borrowings, $2.9 million from long-term borrowings, and $10.6 million from the exercise of stock options. These cash proceeds were more than offset by $53.7 million of debt repayments ($39.0 million of short-term borrowings and $14.7 million of long-term borrowings and finance lease obligations), $50.6 million of share repurchases, a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment and $1.4 million payment of deferred acquisition consideration related to our Chilicon and Blue Pillar acquisitions, respectively, and $10.0 million for taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 19, 2025, filing of our Annual Report on Form 10-K for the year ended December 31, 2024, and June 30, 2025, except for the changes in outstanding borrowings and interest rates as discussed in Note 10, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, in preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; and income taxes.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2025	2024	2025	2024

Net income attributable to Generac Holdings Inc.	$74,016	$59,115	$117,856	$85,347
Net income attributable to noncontrolling interests	414	(62)	852	184
Net income	74,430	59,053	118,708	85,531
Interest expense	18,242	23,318	35,352	46,923
Depreciation and amortization	48,321	42,880	94,462	84,782
Provision for income taxes	15,422	19,638	29,658	31,671
Non-cash write-down and other adjustments (a)	2,155	1,885	2,142	2,395
Non-cash share-based compensation expense (b)	14,752	12,715	26,360	25,155
Transaction costs and credit facility fees (c)	1,004	1,267	1,764	2,692
Business optimization and other charges (d)	3,442	1,140	5,017	1,626
Provision for legal, regulatory, and other costs (e)	4,911	363	8,662	2,898
Change in fair value of investments (f)	1,524	2,117	11,471	8,136
Other (g)	3,426	313	3,579	113
Adjusted EBITDA	187,629	164,689	337,175	291,922
Adjusted EBITDA attributable to noncontrolling interests	612	(37)	1,244	440
Adjusted EBITDA attributable to Generac Holdings Inc.	$187,017	$164,726	$335,931	$291,482

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

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

•  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $1.7 million and $3.2 million for the three and six months ended June 30, 2025, respectively and $0.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively.
•  Legal expenses related to certain class action lawsuits - $2.5 million and $3.9 million for the three and six months ended June 30, 2025, respectively.
•  Legal expenses related to certain government inquiries and other significant matters - $0.7 million and $1.6 million for the three and six months ended June 30, 2025, respectively.
•  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0 and $0.4 million for the three and six months ended June 30, 2024, respectively.

(f)  Represents non-cash losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g) The pre-tax loss in the second quarter of 2025 relates primarily to the sale of our immaterial Tank Utility fleet business.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2025	2024	2025	2024

Net income attributable to Generac Holdings Inc.	$74,016	$59,115	$117,856	$85,347
Net income attributable to noncontrolling interests	414	(62)	852	184
Net income	74,430	59,053	118,708	85,531
Amortization of intangible assets	25,681	24,791	51,170	49,541
Amortization of deferred financing costs and original issue discount	642	975	1,278	1,948
Transaction costs and other purchase accounting adjustments (a)	345	681	452	1,525
Loss attributable to business or asset dispositions (c)	3,905	28	4,295	65
Business optimization and other charges (b)	3,442	1,140	5,017	1,626
Provision for legal, regulatory, and other costs (b)	4,911	363	8,662	2,898
Change in fair value of investments (b)	1,524	2,117	11,471	8,136
Tax effect of add backs	(17,138)	(7,520)	(27,507)	(16,445)
Adjusted net income	97,742	81,628	173,546	134,825
Adjusted net income attributable to noncontrolling interests	414	(62)	852	184
Adjusted net income attributable to Generac Holdings Inc.	$97,328	$81,690	$172,694	$134,641

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.65	$1.35	$2.91	$2.22
Weighted average common shares outstanding - diluted:	59,017,823	60,641,740	59,385,907	60,559,904

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  See reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc. above.

(c) The pre-tax loss in the second quarter of 2025 relates primarily to the sale of our immaterial Tank Utility fleet business.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

Risk factors related to our business and industry

Growth of the data center market is difficult to project and may not be sustaining, and we may not be successful in achieving our growth, revenue, or profitability objectives in the future related to it.

The increasing use and development of artificial intelligence has created significant demand for the build out of data center infrastructure, which includes backup power generation. While we believe the potential for this business is very promising, the growth and development of this rapidly evolving industry is difficult to project. Our expectations regarding this market may not prove to be accurate or the market may not be sustainable. Our operating results may fluctuate moving forward as we develop this business and expand our offering of high output diesel generators. Our expectations around growth for this market may also place significant demands on our management team and require significant capital investment as well as other resources. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, or take advantage of the market opportunities. All of these could have an impact on our future objectives for growth, revenue, or profitability as well as our financial results and operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2025, which consisted of stock repurchases made as authorized under previously announced stock repurchase programs, as well as the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2025 – 04/30/2025	-	$-	-	$249,803,018
05/01/2025 – 05/31/2025	177,531	$134.23	177,531	$225,973,103
06/01/2025 – 06/30/2025	220,359	$123.85	214,990	$199,340,001
Total	397,890	$128.48	392,521

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. For information on the Company’s stock repurchase plans, refer to Note 11, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 5, 2025