Form 10-Q
period 2025-09-30
GENERAC HOLDINGS INC.
filed 2025-11-04
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, there were 58,684,066 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$300,009	$281,277
Accounts receivable, less allowance for credit losses of $34,543 and $35,465 at September 30, 2025 and December 31, 2024, respectively	680,082	612,107
Inventories	1,329,687	1,031,647
Prepaid expenses and other current assets	192,335	107,139
Total current assets	2,502,113	2,032,170

Property and equipment, net	778,590	690,023

Customer lists, net	135,982	152,737
Patents and technology, net	350,132	379,095
Other intangible assets, net	12,714	20,026
Tradenames, net	201,420	206,664
Goodwill	1,465,099	1,436,261
Deferred income taxes	20,111	24,132
Operating lease and other assets	131,941	168,223
Total assets	$5,598,102	$5,109,331

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$46,046	$55,848
Accounts payable	620,717	458,693
Accrued wages and employee benefits	68,251	81,485
Accrued product warranty	44,689	56,127
Other accrued liabilities	349,477	313,401
Current portion of long-term borrowings and finance lease obligations	17,139	67,598
Total current liabilities	1,146,319	1,033,152

Long-term borrowings and finance lease obligations	1,356,971	1,210,776
Deferred income taxes	62,091	33,185
Deferred revenue	208,939	193,260
Operating lease and other long-term liabilities	173,954	141,515
Total liabilities	2,948,274	2,611,888

Redeemable non-controlling interests	930	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,050,637 and 73,785,631 shares issued at September 30, 2025 and December 31, 2024, respectively	741	738
Additional paid-in capital	1,176,108	1,133,756
Treasury stock, at cost, 15,365,404 and 14,173,697 shares at September 30, 2025 and December 31, 2024, respectively	(1,356,714)	(1,196,997)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	3,028,020	2,844,296
Accumulated other comprehensive loss	(2,291)	(85,399)
Stockholders’ equity attributable to Generac Holdings Inc.	2,643,748	2,494,278
Noncontrolling interests	5,150	3,165
Total stockholders' equity	2,648,898	2,497,443
Total liabilities and stockholders’ equity	$5,598,102	$5,109,331

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$1,114,353	$1,173,563	$3,117,643	$3,061,033
Costs of goods sold	687,431	701,294	1,901,986	1,896,824
Gross profit	426,922	472,269	1,215,657	1,164,209

Operating expenses:
Selling and service	145,104	145,310	410,664	382,049
Research and development	60,059	56,936	182,461	160,342
General and administrative	93,748	77,242	247,924	209,392
Amortization of intangibles	24,932	24,157	76,102	73,698
Total operating expenses	323,843	303,645	917,151	825,481
Income from operations	103,079	168,624	298,506	338,728

Other (expense) income:
Interest expense	(18,461)	(22,910)	(53,813)	(69,833)
Investment income	1,646	1,757	5,618	5,286
Change in fair value of investments	(5,667)	5,198	(17,138)	(2,938)
Loss on refinancing of debt	(1,225)	(4,861)	(1,225)	(4,861)
Other, net	(1,034)	(577)	(5,244)	(1,949)
Total other expense, net	(24,741)	(21,393)	(71,802)	(74,295)

Income before provision for income taxes	78,338	147,231	226,704	264,433
Provision for income taxes	11,758	33,453	41,416	65,124
Net income	66,580	113,778	185,288	199,309
Net income attributable to noncontrolling interests	419	36	1,271	220
Net income attributable to Generac Holdings Inc.	$66,161	$113,742	$184,017	$199,089

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.14	$1.91	$3.14	$3.29
Weighted average common shares outstanding - basic:	58,263,218	59,493,640	58,604,097	59,720,597

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.12	$1.89	$3.10	$3.25
Weighted average common shares outstanding - diluted:	59,122,849	60,312,393	59,314,618	60,475,478

Comprehensive income attributable to Generac Holdings Inc.	$60,765	$129,284	$267,125	$186,245

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at July 1, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191
Unrealized loss on interest rate swaps, net of tax benefit of $929								(2,824)	(2,824)		(2,824)
Foreign currency translation adjustment								(2,572)	(2,572)	14	(2,558)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	26,887	1	2,204						2,205		2,205
Net share settlement of restricted stock awards				(13,528)	(2,496)				(2,496)		(2,496)
Stock repurchases									–		–
Share-based compensation			12,751						12,751		12,751
Cash dividends paid to noncontrolling interest of subsidiary									–		–
Net income							66,161		66,161	468	66,629

Balance at September 30, 2025	74,050,637	$741	$1,176,108	(15,365,404)	$(1,356,714)	$(202,116)	$3,028,020	$(2,291)	$2,643,748	$5,150	$2,648,898

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax benefit of $3,364								(10,227)	(10,227)		(10,227)
Foreign currency translation adjustment								93,335	93,335	665	94,000
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	265,006	3	3,241						3,244		3,244
Net share settlement of restricted stock awards				(82,501)	(11,800)				(11,800)		(11,800)
Stock repurchases				(1,109,206)	(147,917)				(147,917)		(147,917)
Share-based compensation			39,111						39,111		39,111
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							184,017		184,017	1,320	185,337

Balance at September 30, 2025	74,050,637	$741	$1,176,108	(15,365,404)	$(1,356,714)	$(202,116)	$3,028,020	$(2,291)	$2,643,748	$5,150	$2,648,898

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at July 1, 2024	73,608,578	$736	$1,101,074	(13,446,797)	$(1,088,426)	$(202,116)	$2,601,974	$(43,529)	$2,369,713	$2,806	$2,372,519
Unrealized loss on interest rate swaps, net of tax benefit of $3,400								(10,177)	(10,177)		(10,177)
Foreign currency translation adjustment								25,719	25,719	181	25,900
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	37,842	–	1,336						1,336		1,336
Net share settlement of restricted stock awards				(12,005)	(1,875)				(1,875)		(1,875)
Stock repurchases				(690,711)	(102,134)				(102,134)		(102,134)
Share-based compensation			13,115						13,115		13,115
Net income							113,742		113,742	36	113,778

Balance at September 30, 2024	73,646,420	$736	$1,115,525	(14,149,513)	$(1,192,435)	$(202,116)	$2,715,716	$(27,987)	$2,409,439	$3,023	$2,412,462

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at January 1, 2024	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized loss on interest rate swaps, net of tax benefit of $3,316								(9,925)	(9,925)		(9,925)
Foreign currency translation adjustment								(2,919)	(2,919)	54	(2,865)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	451,365	3	6,869	8,417	–				6,872		6,872
Net share settlement of restricted stock awards				(54,281)	(6,771)				(6,771)		(6,771)
Stock repurchases				(1,046,351)	(152,743)				(152,743)		(152,743)
Share-based compensation			38,270						38,270		38,270
Redemption value adjustment							(2,686)		(2,686)		(2,686)
Net income							199,089		199,089	151	199,240

Balance at September 30, 2024	73,646,420	$736	$1,115,525	(14,149,513)	$(1,192,435)	$(202,116)	$2,715,716	$(27,987)	$2,409,439	$3,023	$2,412,462

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$185,288	$199,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	67,571	54,236
Amortization of intangible assets	76,102	73,698
Amortization of deferred financing costs and original issue discount	1,835	2,592
Change in fair value of investments	17,138	2,938
Loss on refinancing of debt	1,225	4,861
Deferred income tax expense (benefit)	32,416	(23,546)
Share-based compensation expense	39,111	38,270
Loss (gain) on disposal of assets	553	(34)
Loss attributable to the disposition of a business	3,905	-
Other noncash charges	2,445	2,904
Excess tax expense (benefits) from equity awards	(476)	(642)
Net changes in operating assets and liabilities:
Accounts receivable	(31,989)	(120,137)
Inventories	(273,053)	73,390
Other assets	(53,138)	(4,348)
Accounts payable	143,645	87,343
Accrued wages and employee benefits	(15,064)	22,482
Other accrued liabilities	51,205	(11,469)
Net cash provided by operating activities	248,719	401,847

Investing activities
Proceeds from sale of property and equipment	35	144
Contribution to tax equity investment	-	(1,629)
Purchase of long-term investments	(3,035)	(37,118)
Proceeds from sale of long-term investments	-	2,000
Expenditures for property and equipment	(110,534)	(83,399)
Acquisition of business, net of cash acquired	-	(21,784)
Other investing activities	(1,999)	-
Net cash used in investing activities	(115,533)	(141,786)

Financing activities
Proceeds from short-term borrowings	30,860	29,219
Proceeds from long-term borrowings	134,715	506,465
Repayments of short-term borrowings	(47,290)	(48,868)
Repayments of long-term borrowings and finance lease obligations	(75,742)	(560,644)
Stock repurchases	(147,917)	(152,743)
Payment of debt issuance costs	(5,275)	(3,616)
Payment of contingent acquisition consideration	(2,700)	-
Payment of deferred acquisition consideration	-	(7,361)
Contributions received from noncontrolling interest in subsidiary	979	-
Dividends paid to noncontrolling interest of subsidiary	(293)	-
Purchase of additional ownership interest	-	(9,117)
Taxes paid related to equity awards	(12,864)	(12,268)
Proceeds from the exercise of stock options	4,233	12,366
Net cash used in financing activities	(121,294)	(246,567)

Effect of foreign exchange rate changes on cash and cash equivalents	6,840	(311)

Net increase in cash and cash equivalents	18,732	13,183
Cash and cash equivalents at beginning of period	281,277	200,994
Cash and cash equivalents at end of period	$300,009	$214,177

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, data & telecom, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

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

The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The update is intended to better align internal use software guidance with modern development methods, which have evolved to commonly include incremental and iterative development approaches.  The ASU requires an entity to start capitalizing software costs when management has authorized and committed to funding a software project and when it is probable the project will be completed and used to perform the intended function.  The ASU amendments also supersede previous guidance on website development costs.  The update is effective for fiscal years beginning after December 15, 2027 and may be adopted prospectively, retrospectively or with a modified transition approach. Early adoption is permitted. The Company is currently assessing the impact and timing of adopting the updated standard.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors with more detailed disclosures around specific types of expenses. The new disclosures require additional quantitative and qualitative information for certain expenses contained within the Consolidated Statements of Comprehensive Income to be presented in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated standard.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update was effective for fiscal year 2024 and is effective for interim periods in fiscal 2025. The required annual disclosures are reflected in Note 7, "Segment Reporting," to the 2024 Annual Report on Form 10-K and the required quarterly disclosures are reflected in Note 7, "Segment Reporting," of this Quarterly Report on Form 10-Q.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2025, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

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

The combined preliminary purchase price for these acquisitions was $46,265, net of cash acquired and inclusive of holdbacks and estimated contingent consideration. The Company recorded its preliminary purchase price allocations for all of these acquisitions based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington was finalized during the second quarter of 2025 and purchase accounting for Ageto was finalized during the third quarter of 2025.  The final purchase accounting for those acquisitions resulted in no material adjustments to the Company's preliminary estimates. Purchase accounting for Wolverine will be finalized prior to December 31, 2025. There have not been any material changes to the preliminary purchase price allocation for Wolverine as of September 30, 2025.

The accompanying condensed consolidated financial statements include the results of Wolverine, Ageto, C&I BESS, and Huntington from their dates of acquisition through September 30, 2025. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

3.   Redeemable Noncontrolling Interests

The Company entered into a joint venture with E.A. Juffali & Brothers ("Juffali") on August 7, 2025, based in Bahrain, aiming to expand its footprint in the Middle East region. The joint venture, operating under the name Generac Juffali Generators WLL, will function as a distinct legal entity with ownership interests divided between the Company and Juffali at 51% and 49%, respectively. As the Company holds a controlling financial interest in the joint venture's operating entity, it will consolidate the entity. During the third quarter of 2025, Juffali funded 49% of the total capital contributed to the new legal entity. The issuance date fair value of the 49% noncontrolling interest was $979 and was recorded in the condensed consolidated balance sheets as a redeemable noncontrolling interest. This classification is based on Juffali’s right to require redemption of its interest in Generac Juffali Generators under specific triggering circumstances outlined in the joint venture agreement. The redeemable noncontrolling interest is initially recognized at its issuance date fair value and is adjusted each reporting period to reflect the noncontrolling interests’ share of comprehensive income (loss).  If the redeemable noncontrolling interest becomes currently redeemable or is probable of becoming currently redeemable, it is then adjusted to the greater of the redemption value or the carrying value, with any redemption value adjustments being recorded directly to retained earnings in the consolidated balance sheets.

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

The following table presents the changes in the redeemable noncontrolling interests for Generac Jufalli Generators and Captiva:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$-	$-	$-	$6,549
Contribution received from noncontrolling interest holder	979	-	979	-
Net income (loss)	(49)	-	(49)	58
Foreign currency translation	-	-	-	(176)
Purchase of additional ownership interest	-	-	-	(9,117)
Redemption Value Adjustment	-	-	-	2,686
Balance at end of period	$930	$-	$930	$-

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of September 30, 2025. In July 2025, in conjunction with the amendments to the Company’s credit agreements discussed further in Note 11, “Credit Agreements”, the Company modified its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness.  The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The amount of after-tax unrealized losses recognized in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 was $(2,824) and $(10,227), respectively, and for the three and nine months ended September 30, 2024 was $(10,177) and $(9,925), respectively.  The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

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

The gain (loss) attributable to the stock warrants was $(1,910) and $(6,482) for the three and nine months ended September 30, 2025, respectively, and $6,606 and $339 for the three and nine months ended September 30, 2024, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and stock warrants.

	September 30, 2025	December 31, 2024
Interest rate swaps	$14,775	$28,367
Stock warrants	1,437	7,919

The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024. Excluding the impact of credit risk, the fair value of the interest rate swaps as of September 30, 2025, and December 31, 2024, is an asset of $15,218 and $29,254, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the New Tranche A Term Loan Facility borrowing, which has a net carrying value of $696,610, was approximately $693,000 (Level 2) as of September 30, 2025. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $492,457, was approximately $496,856 (Level 2) as of September 30, 2025. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The fair value of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts discussed above considers the Company’s credit risk in accordance with ASC 820-10.

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

Equity Securities

Equity securities primarily consist of Wallbox Shares. During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $8,515 and $19,075 as of September 30, 2025, and December 31, 2024, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The loss recognized on the Wallbox Shares was $(3,676) and $(10,560) for the three and nine months ended September 30, 2025, respectively, and $(1,408) and $(3,277) for the three and nine months ended September 30, 2024, respectively.

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

The combined fair value of contingent consideration for the Chilicon Power LLC (Chilicon), Ageto, and PR Industrial S.r.l. (Pramac) acquisitions as of September 30, 2025, and December 31, 2024, was $32,406 and $34,114, respectively. The contingent consideration period for Chilicon extends through December 31, 2028, while the contingent consideration period for Pramac extends through December 31, 2025. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration earned as of August 1, 2025, and the remaining two increments capable of being earned on August 1, 2026 and August 1, 2027. The current portion of contingent consideration totals $6,337 and is reported in other accrued liabilities, and the non-current portion totals $26,069 and is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration during 2025:

Beginning balance, January 1, 2025	$34,114
Payment of contingent consideration (1)	(2,700)
Present value interest accretion	992
Ending balance, September 30, 2025	$32,406

(1) Includes payments of $2,700 in cash for the Ageto acquisition.

6.   Accumulated Other Comprehensive Income (Loss)

The following table presents a disclosure of changes in Accumulated Other Comprehensive Income (Loss) during the three and nine months ended September 30, 2025 and 2024, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2025	$(10,259)		$13,364		$3,105
Other comprehensive income (loss)	(2,572)	(1)	(2,824)	(2)	(5,396)
Ending Balance – September 30, 2025	$(12,831)		$10,540		$(2,291)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2024	$(72,220)		$28,691		$(43,529)
Other comprehensive income (loss)	25,719	(3)	(10,177)	(4)	15,542
Ending Balance – September 30, 2024	$(46,501)		$18,514		$(27,987)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	93,335	(5)	(10,227)	(6)	83,108
Ending Balance – September 30, 2025	$(12,831)		$10,540		$(2,291)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Other comprehensive income (loss)	(2,919)	(7)	(9,925)	(8)	(12,844)
Ending Balance – September 30, 2024	$(46,501)		$18,514		$(27,987)

(1)	Represents a slightly unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2025, particularly the British Pound.
(2)	Represents unrealized losses of $3,753 on the interest rate swaps, net of tax effect of $929, for the three months ended September 30, 2025.
(3)	Represents favorable impact from the weakening of the U.S dollar against foreign currencies during the three months ended September 30, 2024, particularly the Euro and British Pound.
(4)	Represents unrealized losses of $13,577 on the interest rate swaps, net of tax effect of $3,400, for the three months ended September 30, 2024.
(5)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2025, particularly the Euro and British Pound.
(6)	Represents unrealized losses of $13,591 on the interest rate swaps, net of tax effect of $3,364, for the nine months ended September 30, 2025.
(7)	Represents a slightly unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2024, particularly the Euro.
(8)	Represents unrealized losses of $13,241 on the interest rate swaps, net of tax effect of $3,316, for the nine months ended September 30, 2024.

7.   Segment Reporting

The Company has two reportable segments for financial reporting purposes – domestic and international. The domestic segment includes the legacy Generac business and all historical acquisitions based in the U.S. and Canada, all of which have revenues substantially derived from the U.S. and Canada. The international segment includes all historical acquisitions not based in the U.S and Canada, all of which have revenues substantially derived from outside the U.S and Canada. Both reportable segments design and manufacture a wide range of energy technology solutions and other power products. The Company has multiple operating segments, which it aggregates into the two reportable segments, based on materially similar economic characteristics, products and solutions, production processes, classes of customers and markets served, distribution methods, organizational structure, and regional considerations. Intersegment sales are at an appropriate transfer price.

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

	Net Sales by Reportable Segment
	Three Months Ended September 30, 2025
Product Classes	Domestic	International	Total
Residential products	$605,444	$21,262	$626,706
Commercial & industrial products	212,875	145,398	358,273
Other	115,327	14,047	129,374
Total net sales	$933,646	$180,707	$1,114,353

	Net Sales by Reportable Segment
	Three Months Ended September 30, 2024
Product Classes	Domestic	International	Total
Residential products	$701,781	$21,006	$722,787
Commercial & industrial products	199,339	128,617	327,956
Other	110,227	12,593	122,820
Total net sales	$1,011,347	$162,216	$1,173,563

	Net Sales by Reportable Segment
	Nine Months Ended September 30, 2025
Product Classes	Domestic	International	Total
Residential products	$1,632,048	$62,998	$1,695,046
Commercial & industrial products	635,356	422,493	1,057,849
Other	319,115	45,633	364,748
Total net sales	$2,586,519	$531,124	$3,117,643

	Net Sales by Reportable Segment
	Nine Months Ended September 30, 2024
Product Classes	Domestic	International	Total
Residential products	$1,629,100	$61,036	$1,690,136
Commercial & industrial products	606,147	419,948	1,026,095
Other	305,995	38,807	344,802
Total net sales	$2,541,242	$519,791	$3,061,033

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

Other consists primarily of aftermarket service parts and product accessories sold to the Company's distribution partners, the amortization of extended warranty deferred revenue, remote monitoring and grid services subscription revenue, as well as certain design, build, installation, and maintenance service revenue. The aftermarket service parts and product accessories are generally transferred to the customer at a point in time when control is transferred to the customer, while the extended warranty and subscription revenues are recognized over the life of the contract. Other service revenue is recognized when the service is performed, sometimes after certain milestones are met.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
External net sales	$933,646	$180,707	$1,114,353	$1,011,347	$162,216	$1,173,563
Intersegment sales	4,494	4,784	9,278	8,853	4,485	13,338
Total sales	938,140	185,491	1,123,631	1,020,200	166,701	1,186,901
Elimination of intersegment sales			(9,278)			(13,338)
Costs of goods sold	562,434	134,275	696,709	589,694	124,938	714,632
Elimination of intersegment cost of goods sold			(9,278)			(13,338)
Operating expenses	287,901	35,942	323,843	270,194	33,451	303,645
Other segment items (1)	(78,022)	(12,114)	(90,136)	(51,255)	(11,986)	(63,241)
Adjusted EBITDA by reportable segment	$165,827	$27,388	$193,215	$211,567	$20,298	$231,865
Interest expense			(18,461)			(22,910)
Depreciation and amortization			(49,211)			(43,152)
Non-cash write-down and other adjustments (2)			(2,831)			(468)
Non-cash share-based compensation expense (3)			(12,751)			(13,115)
Transaction costs and credit facility fees (4)			(827)			(1,337)
Business optimization and other charges (5)			(368)			(1,564)
Provision for legal, regulatory, and other costs (6)			(23,208)			(2,382)
Change in fair value of investment (7)			(5,667)			5,198
Loss on refinancing of debt (8)			(1,225)			(4,861)
Other			(328)			(43)
Income before provision for income taxes			$78,338			$147,231

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
External net sales	$2,586,519	$531,124	$3,117,643	$2,541,242	$519,791	$3,061,033
Intersegment sales	18,418	37,113	55,531	26,571	18,127	44,698
Total sales	2,604,937	568,237	3,173,174	2,567,813	537,918	3,105,731
Elimination of intersegment sales			(55,531)			(44,698)
Costs of goods sold	1,543,601	413,916	1,957,517	1,543,911	397,611	1,941,522
Elimination of intersegment cost of goods sold			(55,531)			(44,698)
Operating expenses	809,056	108,095	917,151	722,082	103,399	825,481
Other segment items (1)	(194,176)	(37,708)	(231,884)	(148,596)	(36,463)	(185,059)
Adjusted EBITDA by reportable segment	$446,456	$83,934	$530,390	$450,416	$73,371	$523,787
Interest expense			(53,813)			(69,833)
Depreciation and amortization			(143,673)			(127,934)
Non-cash write-down and other adjustments (2)			(4,973)			(2,863)
Non-cash share-based compensation expense (3)			(39,111)			(38,270)
Transaction costs and credit facility fees (4)			(2,591)			(4,029)
Business optimization and other charges (5)			(5,385)			(3,190)
Provision for legal, regulatory, and other costs (6)			(31,870)			(5,280)
Change in fair value of investments (7)			(17,138)			(2,938)
Loss on refinancing of debt (8)			(1,225)			(4,861)
Other (9)			(3,907)			(156)
Income before provision for income taxes			$226,704			$264,433

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and other costs.

(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's credit agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:
  •  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $2,736 and $5,923 for the three and nine months ended September 30, 2025, respectively, and $2,382 and $4,915 for the three and nine months ended September 30, 2024, respectively.
  •  A provision for a $15,000 multi-district class action settlement related to clean energy products and legal expenses related to certain class action lawsuits - $17,759 and $21,643 for the three and nine months ended September 30, 2025, respectively.
  •  Legal expenses related to certain government inquiries and other significant matters - $2,713 and $4,304 for the three and nine months ended September 30, 2025, respectively.
• Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0 and $365 for the three and nine months ended September 30, 2024, respectively.
(7)	Represents non-cash gains (losses) primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	For the three and nine months ended September 30, 2025, the loss represents third party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Original Tranche A Term Loan Facility and Original Revolving Facility. For the three and nine months ended September 30, 2024, the loss represents fees paid to creditors and the write-off of the original issue discount and deferred financing costs in connection with the refinancing of the Tranche B Term Loan Facility.
(9)	The pre-tax loss in the nine months ended September 30, 2025 relates primarily to the sale of the Company's immaterial Tank Utility fleet business during the second quarter of 2025.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	September 30, 2025	December 31, 2024
Domestic	$4,207,328	$3,873,904
International	1,390,774	1,235,427
Total	$5,598,102	$5,109,331

	Depreciation and Amortization by Reportable Segment
	Three Months Ended September 30,
	2025	2024
Domestic	$40,018	$34,122
International	9,193	9,030
Total	$49,211	$43,152

	Depreciation and Amortization by Reportable Segment
	Nine Months Ended September 30,
	2025	2024
Domestic	$117,209	$100,379
International	26,464	27,555
Total	$143,673	$127,934

	Capital Expenditures by Reportable Segment
	Three Months Ended September 30,
	2025	2024
Domestic	$17,007	$25,716
International	4,874	2,911
Total	$21,881	$28,627

	Capital Expenditures by Reportable Segment
	Nine Months Ended September 30,
	2025	2024
Domestic	$93,048	$73,983
International	17,486	9,416
Total	$110,534	$83,399

The Company’s sales in the U.S. represented approximately 80% and 83% of total sales for the three months ended September 30, 2025 and 2024, respectively, and 79% for both the nine months ended September 30, 2025 and 2024, respectively. Approximately 74% and 76% of the Company's identifiable long-lived assets were located in the U.S. as of  September 30, 2025 and December 31, 2024, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2025	2024
Raw material	$766,330	$611,735
Work-in-process	11,823	6,814
Finished goods	551,534	413,098
Total	$1,329,687	$1,031,647

Property and equipment consists of the following:

	September 30,	December 31,
	2025	2024
Land and improvements	$32,006	$30,220
Buildings and improvements	473,844	358,055
Machinery and equipment	324,388	296,409
Dies and tools	59,783	48,681
Vehicles	18,995	13,887
Office & information technology equipment and internal use software	238,181	213,003
Leasehold improvements	10,497	9,776
Construction in progress	69,287	110,651
Gross property and equipment	1,226,981	1,080,682
Accumulated depreciation	(448,391)	(390,659)
Total	$778,590	$690,023

Total property and equipment includes finance leases of $85,794 and $61,214 on  September 30, 2025, and  December 31, 2024, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$119,944	$106,279	$110,987	$116,408
Payments	(23,934)	(23,050)	(63,689)	(65,130)
Provision for warranty issued	28,147	22,755	72,091	54,804
Changes in estimates for pre-existing warranties	1,144	1,458	5,912	1,360
Balance at end of period	$125,301	$107,442	$125,301	$107,442

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$202,650	$171,702	$186,922	$155,870
Deferred revenue contracts issued	17,567	15,169	50,299	45,042
Amortization of deferred revenue contracts	(8,787)	(7,577)	(25,791)	(21,618)
Balance at end of period	$211,430	$179,294	$211,430	$179,294

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  September 30, 2025 is as follows:

Remainder of 2025	$9,199
2026	38,423
2027	39,785
2028	34,718
2029	28,153
After 2029	61,152
Total	$211,430

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
Product warranty liability
Current portion - Accrued product warranty	$44,689	$56,127
Long-term portion - other long-term liabilities	80,612	54,860
Total	$125,301	$110,987

Deferred revenue related to extended warranties
Current portion - Other accrued liabilities	$37,746	$34,069
Long-term portion - Deferred Revenue	173,684	152,853
Total	$211,430	$186,922

10.   Contract Balances

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In certain cases, the Company’s customers pay for their goods in advance. These prepayments are recognized as customer deposits (contract liabilities) and recorded in other accrued liabilities in the condensed consolidated balance sheets. The balance of customer deposits and other contract liabilities was $58,901 and $26,858 on September 30, 2025, and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company recognized revenue of $23,020 related to amounts included in the December 31, 2024 customer deposit balance. The Company typically recognizes revenue within one year of the receipt of the customer deposit.

11.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $46,046 and $55,848, respectively. As of September 30, 2025 and December 31, 2024, the weighted-average interest rates on the short-term borrowings were 6.33% and 5.44%, respectively.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
Tranche A Term Loan Facility	$700,000	$712,500
Term Loan B Facility	495,000	498,750
Original issue discount and deferred financing costs	(5,938)	(8,203)
Revolving Facility	90,000	-
Finance lease obligations	91,914	66,355
Other	3,134	8,972
Total	1,374,110	1,278,374
Less: current portion of debt	8,064	60,753
Less: current portion of finance lease obligation	9,075	6,845
Total long-term borrowings and finance lease obligations	$1,356,971	$1,210,776

As of September 30, 2025, there were $5,267 of unamortized deferred financing costs associated with the New Revolving Facility (as defined below) included in operating lease and other assets in the condensed consolidated balance sheets, and $5,938 of unamortized original issue discount and deferred financing costs linked to the New Tranche A Term Loan Facility and Term Loan B Facility (as defined collectively below) included in long-term borrowings and finance lease obligations in the condensed consolidated balance sheets.

The New Tranche A Term Loan Facility and New Revolving Facility mature on July 1, 2030.  The New Tranche A Term Loan Facility is repayable in quarterly installments commencing  October 1, 2026, with a balloon payment due at maturity. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due at maturity. Maturities of the Company's New Tranche A Term Loan Facility, Term Loan B Facility and New Revolving Facility outstanding on  September 30, 2025, before considering original issue discount and deferred financing costs, were as follows:

	New Tranche A Term Loan Facility	Term Loan B Facility	New Revolving Facility	Total
2025	$-	$1,250	$-	$1,250
2026	4,375	5,000	-	9,375
2027	21,875	5,000	-	26,875
2028	35,000	5,000	-	40,000
2029	43,750	5,000	-	48,750
2030	595,000	5,000	90,000	690,000
2031	-	468,750	-	468,750
Total	$700,000	$495,000	$90,000	$1,285,000

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility and, together with the Original Term Loan B Facility, the Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B of $4,236 and expensed $625 of fees paid to creditors as a loss on refinancing of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 6.03% combined rate as of September 30, 2025.

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the New Term Loan B Facility credit agreement) if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2025, the Company’s net secured leverage ratio was 1.35 to 1.00, and the Company was in compliance with all covenants under the Facility. There are no financial maintenance covenants on the Term Loan B Facility.

The Company’s original Tranche A Term Loan Facility provided an aggregate principal amount of $750,000 (Original Tranche A Term Loan Facility), along with a $1,250,000 revolving facility (Original Revolving Facility) with all LIBOR provisions replaced with SOFR provisions. The Original Tranche A Term Loan Facility and the Original Revolving Facility bore interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

On July 1, 2025, the Company amended the Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700,000 (New Tranche A Term Loan Facility), reducing the Revolving Facility borrowing capacity to $1,000,000 (New Revolving Facility) (collectively the New Credit Agreements), and redefined the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreement), resulting in an interest rate reduction of 0.10%.  The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026.  Except for redefining the Term Benchmark, interest rates for the New Credit Agreements remain unchanged from the original credit agreements.  As of September 30, 2025, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 5.78%.

In accordance with ASC 470- 50, the Company capitalized $5,275 of debt issuance costs related to this transaction.  Additionally, the Company wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $443 and expensed $782 of third-party fees as a loss on refinancing of debt.

Both the Original and New Tranche A Term Loan Facility and the Original and New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2025, the Company’s total leverage ratio was 1.41 to 1.00, and the Company's interest coverage ratio was 12.54 to 1.00. The Company was also in compliance with all other covenants of the New Credit Agreements as of September 30, 2025.

The New Term Loan B Facility, New Tranche A Term Loan Facility and New Revolving Facility are guaranteed by substantially all of the Company’s wholly-owned domestic restricted subsidiaries and are secured by associated collateral agreements which pledge a first priority lien on virtually all of the Company’s assets, including fixed assets and intangibles, cash, trade accounts receivable, inventory, and other current assets and proceeds thereof.

As of September 30, 2025, there was $90,000 outstanding under the New Revolving Facility, leaving $909,250 of unused capacity, net of outstanding letters of credit.

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

During the three and nine months ended  September 30, 2025, the Company repurchased 0 and 1,109,206 shares of common stock for $0 and $147,917, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 690,711 and 1,046,351 shares of common stock for $102,134 and $152,743, respectively. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested in the money restricted stock and the exercise of outstanding in the money stock options, as well as the satisfaction of certain contingent acquisition consideration conditions as of the end of the period. Refer to Note 4, “Redeemable Noncontrolling Interests,” of the Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Generac Holdings Inc.	$66,161	$113,742	$184,017	$199,089
Redemption value adjustment	-	-	-	(2,686)
Net income attributable to common shareholders	$66,161	$113,742	$184,017	$196,403

Denominator
Weighted average shares, basic	58,263,218	59,493,640	58,604,097	59,720,597
Dilutive effect of stock compensation awards (1)	859,631	818,753	710,521	754,881
Weighted average shares, diluted	59,122,849	60,312,393	59,314,618	60,475,478

Net income attributable to common shareholders per share
Basic	$1.14	$1.91	$3.14	$3.29
Diluted	$1.12	$1.89	$3.10	$3.25

(1) Excludes approximately 177,000 and 316,000 stock options and restricted stock awards for the three and nine months ended  September 30, 2025, respectively, and 430,000 and 440,000 stock options and restricted stock awards for the three and nine months ended  September 30, 2024, respectively, because they would be anti-dilutive.

14. Income Taxes

The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 18.3% and 24.6%, respectively. The decrease in the effective tax rate for the current period was primarily attributable to discrete tax benefits related to a business disposition and certain favorable return-to-provision adjustments in the current year.

On July 4, 2025, the United States signed the “One Big Beautiful Bill Act” (OBBBA) into law. This legislation makes permanent several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed.

The Company expects to realize cash tax savings during 2025 as a result of provisions related to bonus depreciation and domestic research and development expensing. These changes did not have a material impact on the Company’s effective income tax rate for the third quarter or the estimated annual effective tax rate for 2025 as the changes relate to temporary differences in basis.

15. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase Generac products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of September 30, 2025, and December 31, 2024, was $165,200 and $165,432, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other various causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred. The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee has not yet taken further action in this lawsuit. Generac Power intends to vigorously defend against the claims in the complaint, in whichever forum they may proceed.

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power and plaintiffs participated in a mediation through which the parties agreed to certain monetary and non-monetary terms to resolve the matter on a classwide basis.  The parties will seek court approval for the classwide settlement and Generac Power has reserved for the contemplated $15,000 settlement fund. Generac Power does not concede liability or any charges of wrongdoing in connection with the proposed settlement.

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

On  October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan and, as a result, the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020.  On October 3, 2025, the Company received notice from the EPA that it would seek to void certain emissions certifications for 2020, affecting approximately 4,850 (not in thousands) additional portable generators as the Company previously disclosed in Note 18, “Commitments and Contingencies,” to its 2024 Annual Report on Form 10-K. The Company is cooperating with the DOJ, EPA and CARB regarding these topics and other ancillary requests for information.

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

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Technologies, ULC. (ecobee) in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. Following an October 5, 2023 jury verdict finding one of Ollnova’s patents invalid and that ecobee infringed at least one of the claims of the asserted patents, on March 1, 2024, the trial court entered judgment against ecobee for $11,500, as well as an award of prejudgment and post-judgment interest. In 2023, the Company recorded a reserve of $12,669 related to this matter. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment and post-judgement interest and continues to accrue for post-judgment interest thereafter. ecobee has appealed the trial court’s judgment to the Court of Appeals for the Federal Circuit and that appeal is currently pending.

On June 9, 2023, Spartronics Vietnam, Inc., a contract manufacturer of Generac Power’s clean energy products, filed multiple lawsuits against Generac Power and sub-suppliers accusing Generac Power of fraud, breaching its supply agreement with Spartronics, tortiously interfering with Spartronics’ relationships with its sub-suppliers, and requesting a determination of rights under the parties’ agreements in state and federal court. Spartronics subsequently filed additional third-party complaints against Generac Power raising similar claims and allegations. After a court granted Generac Power’s motion to compel arbitration, Spartronics filed a demand for arbitration of its claims and Generac filed a counterclaim. On August 18, 2025, Generac Power prevailed in the defense of Spartronics’ arbitration claims and substantially prevailed on its counterclaim seeking possession of pre-paid raw materials and owned tooling.  Generac Power also received an award of its legal fees in connection with the action.  The award is binding and not subject of an appeal.

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

On December 5, 2023, seven plaintiffs filed a product liability lawsuit in the Philadelphia County Court of Common Pleas against Generac Power, other Generac affiliates, and unrelated entities for damages sustained in an accident involving a GP15000E portable generator that occurred on October 4, 2023 (Zawaski, et al. v. Generac Power Systems, Inc., et al.). Plaintiffs are pursuing claims against Generac Power for negligence, strict liability, and loss of consortium, seeking compensatory and punitive damages. Discovery and evaluation of the case are ongoing. Generac Power intends to participate in a mediation in January 2026 along with other parties and plaintiffs, in advance of a trial that is likely to occur on or after April 2026.  Plaintiffs have not fully quantified their damages but will be seeking damages in excess of Generac Power’s available insurance. The Company continues to defend the matter, and it is uncertain how liability, if any, might be shared among multiple parties.

On October 9, 2024, Champion Power Equipment, Inc. (Champion) filed a patent infringement lawsuit against Generac Power in the United States District Court for the Eastern District of Wisconsin (Case No. 24-cv-01281-LA). Champion claims that certain Generac and Powermate branded multi-fuel portable generators infringe on Champion’s portfolio of dual and multi-fuel patents. Generac Power denies infringement and has filed a counterclaim against Champion claiming that some of Champion’s portable generators infringe on Generac Power’s patents relating to carbon monoxide detection and engine shutoff technologies.  Champion in turn filed new patent infringement claims relating to its own carbon monoxide detection and shutoff technology.  Generac Power denies the infringement allegations and intends to vigorously defend the matter.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	changes and volatility with respect to the trade policies of various countries, which may result in new or increased tariffs, trade restrictions, or other unfavorable trade actions;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	changes in durable goods spending by consumers and businesses or other global macroeconomic conditions, impacting demand for our products;
●	changes in governmental policies, particularly with respect to tax incentives, tax credits, or grant programs, which could: (i) affect the demand for certain of our products; or (ii) result in a withdrawal or reduction of grants previously awarded to the Company;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	our ability to develop and enhance products and gain customer acceptance, including our offerings that serve the data center and energy technology markets;
●	frequency and duration of power outages impacting demand for our products;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	scrutiny regarding our sustainability practices
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinance our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our business is subject to risks related to, among other factors, tariffs and other changes in U.S. trade policy and international trade relations. Starting in the first quarter of 2025, the United States government enacted additional tariffs on goods imported into the U.S. from numerous countries (such as China, Vietnam, and India) and certain countries announced tariffs on U.S. goods. Some of these tariffs have been subsequently modified or delayed, and the U.S. government has also stated it is willing to negotiate with respect to the tariffs it has enacted.

We have implemented price increases across many of our product offerings and are currently executing a number of supply chain initiatives to attempt to mitigate the impact of these tariffs on our profitability. Despite our efforts, these tariff actions may negatively impact demand due to higher prices and also result in lower margins for some of our products. As U.S. trade policy continues to evolve, Generac will continue to analyze the impact of future tariffs and actions that can be taken to mitigate and/or minimize their effects.

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. Generac provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, light commercial, data & telecom, and industrial markets. The Company continues to expand its energy technology offerings for homes and businesses in its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and sustainable energy solutions.

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

Key Mega-Trends:

●	Lower power quality continuing to drive demand for backup power solutions:
	o	More frequent severe and volatile weather impacting an aging grid, causing increased power outage activity.
	o	Increasing deployment of intermittent generation sources coupled with accelerating electricity demand trends driving supply/demand imbalances for utilities and grid operators.
●	Higher power prices driving the need for energy management solutions:
	o	Electrification trends causing power demand to exceed supply, driving up power prices.
	o	Investment required to upgrade grid infrastructure and transition to renewable power sources, pushing prices higher.
●	Artificial intelligence adoption accelerating, creating a large market opportunity for backup power:
	o	Significant power requirements for the buildout of data centers to enable AI adoption could drive further grid instability and higher power prices.
	o	Acceleration in the number of hyperscale and edge data centers that require significant backup power, creates a significant growth opportunity for our C&I products.
●	Growing demand for cleaner burning fuels:
	o	Natural gas and other alternative fuels are vital to the energy transition.
	o	Demand for natural gas-fueled backup generators growing as homes and businesses desire cleaner-burning fuel sources of generation.
●	Required investment in global infrastructure, driving demand for our products:
	o	Upgrading of aging and underinvested legacy infrastructure systems, such as power, telecommunications, transportation, and water.
	o	Expanding investment for increasingly critical technology infrastructure as we transition to a more "connected" society.
●	Home as a Sanctuary, driving increased demand for resiliency solutions that provide peace of mind:
	o	Increasing importance of the home with more people working from home and aging in place.
	o	Growing market for intelligent and connected homes that can provide improved energy efficiency.

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

Solar, storage, and energy management market opportunities. We believe the electric utility landscape will undergo significant changes in the decade ahead due to accelerating demand growth, grid instability and power quality issues, environmental concerns, and the continuing performance and cost improvements in renewable energy and energy storage technologies. Importantly, we expect that a confluence of factors will continue to drive meaningful increases in power prices for end users in the future. As a result, on-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity as utility customers seek alternative solutions to combat rising power prices. In addition, battery storage provides customers another source of power resiliency for shorter duration outages. These markets have historically been supported by subsidies and investment tax credits for consumers and businesses to help advance the adoption of clean energy technologies. Further, production tax credits are being offered to businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. On July 4, 2025, the United States signed into law the OBBBA.  The OBBBA accelerates the phase-out of tax incentives for the solar market and includes certain supply chain requirements to qualify for these incentives. While the change in the availability and duration of tax incentives will negatively impact the solar and storage markets in the near term, we believe the overall mega-trends that are driving the solar, storage, and energy management markets currently provide sufficient incentive for long-term, value-creating investments for market participants in this space. Given the significant long-term market opportunity, we expect to further improve our capabilities in energy technology product development, sourcing, distribution, and marketing. In addition, we plan to leverage our significant competencies in the residential standby generator market to increase our market position in the residential solar, storage, and energy management markets as we continue to build out our residential ecosystem of products and solutions.

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, compared to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of the overall C&I market, as the benefits of natural gas power generation are very compelling relative to traditional diesel fueled generators. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids, and overall use as DERs in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is also a part of this growth theme in taking advantage of the continuing shift from diesel to natural gas generators. As a leader in natural gas power generation, we believe we are well positioned to capitalize on this strategic growth theme.

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

Substantial investment in new data centers and accelerating adoption of artificial intelligence. As a result of the development of artificial intelligence and the expected benefits of this technology, there is significant capital expenditure investment going into the build out of data center infrastructure, which should enable the accelerated adoption of artificial intelligence capabilities. Backup power solutions are a necessary part of the substantial investment in data centers. Given the significant power requirements of increasingly large data center campuses, and the mission critical nature of these applications that require complete resiliency coverage, demand for large backup power generators is expected to continue to grow at a dramatic rate for the foreseeable future. This ongoing rapid demand growth for large generators has resulted in market supply constraints. As a result of our recently introduced high output diesel generator offering, this large and growing data centers market represents a significant incremental opportunity for our global C&I product category. As we continue to ramp our capabilities for large megawatt generators, we believe that we are well positioned to take share in this market over time given our historical focus on backup power generation which allows us to provide customized sales, engineering, and aftermarket support while also providing data center customers with a robust service network to ensure uptime for these critical applications. Additionally, we believe this significant growth in data center power consumption will drive demand for backup power and intelligent energy management solutions for the broader electrical grid and other grid participants as these large power loads contribute to the growing power supply/demand imbalance.

Other Business Drivers

Impact of residential investment cycle. The market for a number of our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators, energy storage systems, and energy management devices. Trends in interest rates and the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. The existence, or lack thereof, of renewable energy mandates, investment tax credits, and other subsidies can also have an impact on the demand for solar and energy storage systems.

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the build out of data centers, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our C&I products. The capital investment cycle may differ for the various C&I end markets that we serve, including light commercial, retail, office, telecommunications, rental, industrial, data centers, healthcare, construction, oil & gas, and municipal infrastructure, among others. The market for these products is also affected by general economic conditions, fluctuations in interest rates, and geopolitical matters in the various countries where we serve, as well as credit availability in those regions.

Factors Affecting Results of Operations

We are subject to various factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control, and hedging. Certain operational and other factors that affect our business include the following:

Effect of commodity, currency, component price fluctuations, and resource availability.    Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions over the years have increased our use of advanced electronic components and battery cells, as well as further expanded our commercial and operational presence outside of the United States. Our international acquisitions, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Seasonality.    Although there is demand for our products throughout the year, in each of the past five years, approximately 19% to 25% of our net sales occurred in the first quarter, 22% to 28% in the second quarter, 24% to 28% in the third quarter, and 23% to 31% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of major power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred.

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

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Refer to Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information. The year-over-year decrease in interest expense in the current period was primarily driven by lower borrowings and lower interest rates compared to the prior year period.

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 18.3% and 24.6%, respectively. The decrease in the effective tax rate for the current period was primarily attributable to discrete tax benefits, including those related to a business disposition, as well as certain return-to-provision adjustments in the current year.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to implement the Pillar Two rules and evaluate their potential impact on future periods. There was no impact to our financial results for the three or nine months ended September 30, 2025, and we do not expect the rules to have a material impact on our effective tax rate for the remainder of the year. We will update our future tax provisions based on new regulations or guidance accordingly.

On July 4, 2025, the United States signed the “One Big Beautiful Bill Act” (OBBBA) into law. This legislation makes permanent several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed.  We expect to realize cash tax savings during 2025 as a result of provisions related to bonus depreciation and domestic research and development expensing. These changes did not have a material impact on our effective income tax rate for the third quarter or the estimated annual effective tax rate for 2025 as the changes relate to temporary differences in basis.

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net sales	$1,114,353	$1,173,563	$(59,210)	-5.0%
Costs of goods sold	687,431	701,294	(13,863)	-2.0%
Gross profit	426,922	472,269	(45,347)	-9.6%
Operating expenses:
Selling and service	145,104	145,310	(206)	-0.1%
Research and development	60,059	56,936	3,123	5.5%
General and administrative	93,748	77,242	16,506	21.4%
Amortization of intangible assets	24,932	24,157	775	3.2%
Total operating expenses	323,843	303,645	20,198	6.7%
Income from operations	103,079	168,624	(65,545)	-38.9%
Total other expense, net	(24,741)	(21,393)	(3,348)	-15.6%
Income before provision for income taxes	78,338	147,231	(68,893)	-46.8%
Provision for income taxes	11,758	33,453	(21,695)	-64.9%
Net income	66,580	113,778	(47,198)	-41.5%
Net income attributable to noncontrolling interests	419	36	383	1063.9%
Net income attributable to Generac Holdings Inc.	$66,161	$113,742	$(47,581)	-41.8%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$933,646	$1,011,347	$(77,701)	-7.7%
International	180,707	162,216	18,491	11.4%
Total net sales	$1,114,353	$1,173,563	$(59,210)	-5.0%

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$933,646	$4,494	$938,140	$1,011,347	$8,853	$1,020,200
International	180,707	4,784	185,491	162,216	4,485	166,701
Intercompany elimination	-	(9,278)	(9,278)	-	(13,338)	(13,338)
Total net sales	$1,114,353	$-	$1,114,353	$1,173,563	$-	$1,173,563

	Adjusted EBITDA
	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Domestic	$165,827	$211,567	$(45,740)	-21.6%
International	27,388	20,298	7,090	34.9%
Total Adjusted EBITDA	$193,215	$231,865	$(38,650)	-16.7%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$626,706	$722,787	$(96,081)	-13.3%
Commercial & industrial products	358,273	327,956	30,317	9.2%
Other	129,374	122,820	6,554	5.3%
Total net sales	$1,114,353	$1,173,563	$(59,210)	-5.0%

Net sales.   Domestic segment total sales (including inter-segment sales) decreased approximately 8% to $938.1 million as compared to $1.02 billion in the prior year, including an approximate 1% benefit from acquisitions. The total sales decrease was primarily driven by weaker home standby and portable generator sales as a result of the significantly lower power outage environment in the current year quarter together with a strong prior year comparison which included multiple major landed hurricanes. This was partially offset by robust growth in residential energy technology shipments and an increase in C&I product sales to the telecom and industrial distributor channels.

In addition, total contribution from non-annualized acquisitions for the third quarter of 2025 was $10.7 million for the domestic segment.

International segment total sales (including inter-segment sales) increased approximately 11% to $185.5 million from $166.7 million in the prior year quarter, including an approximate 3% favorable impact from foreign currency. Sales growth for the segment was primarily driven by strength in C&I product shipments to European markets as well as initial shipments of large-megawatt generators to data center customers.

Gross profit.   Gross profit margin was 38.3% as compared to 40.2% in the prior-year third quarter. The decrease in gross margin was primarily due to unfavorable sales mix together with the impact of higher tariffs and lower manufacturing absorption, partially offset by increased price realization.

Operating Expenses.   Operating expenses increased $20.2 million, or 6.7%, as compared to the third quarter of 2024 primarily due to a $20.8 million increase in legal and regulatory charges and settlements, as disclosed in the accompanying non-GAAP measures reconciliation schedules.

Other Expense.   The increase in other expense, net was driven primarily by a $5.7 million loss on the change in fair value of our investment in warrants and equity securities of Wallbox N.V. and a $1.2 million loss on the modification of our Original Tranche A Term Loan Facility and Original Revolving Facility.  This was partially offset by a decrease in interest expense compared to the prior year.

Provision for income taxes.   Provision for income taxes for the current year quarter was $11.8 million, or an effective tax rate of 15.0%, as compared to $33.5 million, or a 22.7% effective tax rate, for the prior year. The decrease in effective tax rate was primarily driven by favorable discrete tax items in the current-year quarter related to certain return-to-provision adjustments that did not occur in the prior year.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the third quarter was $66 million, as compared to $114 million for the same period of 2024.  This decrease was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment was $165.8 million, or 17.7% of domestic segment total sales, as compared to $211.6 million, or 20.7% of total sales, in the prior year. This decline was primarily driven by unfavorable sales mix together with the impact of incremental tariffs and operating deleverage on lower sales volumes, partially offset by increased price realization.

Adjusted EBITDA for the international segment, before deducting for noncontrolling interests, was $27.4 million, or 14.8% of international segment total sales, as compared to $20.3 million, or 12.2% of total sales, in the prior year. This margin increase was primarily driven by favorable sales mix.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying non-GAAP measures reconciliation schedules, was $108 million in the current year third quarter as compared to $136 million in the prior-year. This decrease was primarily driven by lower net income in the current period as outlined above together with changes in certain add-back items.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Results of Operations

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net sales	$3,117,643	$3,061,033	$56,610	1.8%
Costs of goods sold	1,901,986	1,896,824	5,162	0.3%
Gross profit	1,215,657	1,164,209	51,448	4.4%
Operating expenses:
Selling and service	410,664	382,049	28,615	7.5%
Research and development	182,461	160,342	22,119	13.8%
General and administrative	247,924	209,392	38,532	18.4%
Amortization of intangible assets	76,102	73,698	2,404	3.3%
Total operating expenses	917,151	825,481	91,670	11.1%
Income from operations	298,506	338,728	(40,222)	-11.9%
Total other expense, net	(71,802)	(74,295)	2,493	3.4%
Income before provision for income taxes	226,704	264,433	(37,729)	-14.3%
Provision for income taxes	41,416	65,124	(23,708)	-36.4%
Net income	185,288	199,309	(14,021)	-7.0%
Net income attributable to noncontrolling interests	1,271	220	1,051	477.7%
Net income attributable to Generac Holdings Inc.	$184,017	$199,089	$(15,072)	-7.6%

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$2,586,519	$2,541,242	$45,277	1.8%
International	531,124	519,791	11,333	2.2%
Total net sales	$3,117,643	$3,061,033	$56,610	1.8%

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$2,586,519	$18,418	$2,604,937	$2,541,242	$26,571	$2,567,813
International	531,124	37,113	568,237	519,791	18,127	537,918
Intercompany elimination	-	(55,531)	(55,531)	-	(44,698)	(44,698)
Total net sales	$3,117,643	$-	$3,117,643	$3,061,033	$-	$3,061,033

	Adjusted EBITDA
	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Domestic	$446,456	$450,416	$(3,960)	-0.9%
International	83,934	73,371	10,563	14.4%
Total Adjusted EBITDA	$530,390	$523,787	$6,603	1.3%

The following table sets forth our product class information for the periods indicated:

	Net Sales by Product Class
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$1,695,046	$1,690,136	$4,910	0.3%
Commercial & industrial products	1,057,849	1,026,095	31,754	3.1%
Other	364,748	344,802	19,946	5.8%
Total net sales	$3,117,643	$3,061,033	$56,610	1.8%

Net sales.   Domestic segment total sales (including inter-segment sales) increased 1.4% to $2,604.9 million in the nine months ended September 30, 2025, as compared to $2,567.8 million in the prior-year comparable period, including an approximately 1% benefit from acquisitions. This slight increase was primarily driven by higher sales of energy technology solutions, as well as growth in C&I product shipments to national telecom customers and industrial distributors. This growth was partially offset by lower home standby and portable generator sales as a result of a significantly lower power outage environment as well as lower C&I product sales to national rental accounts.

In addition, total contribution from non-annualized acquisitions for the nine months ended September 30, 2025 was $28.1 million for the domestic segment.

International segment total sales (including inter-segment sales) increased to $568.2 million in the nine months ended September 30, 2025, as compared to $537.9 million in the prior-year comparable period, including an approximate 1% unfavorable impact from foreign currency. Excluding the impact of foreign currency, the total sales growth for the segment was primarily driven by higher inter-segment sales to the U.S. market, stronger product sales in Europe, and initial shipments of large-megawatt generators to data center customers, partially offset by softer C&I shipments in other regions.

Gross profit.   Gross profit margin for the nine months ended September 30, 2025 was 39.0%, as compared to 38.0% in the prior-year comparable period. The increase in gross margin was primarily driven by favorable price realization partially offset by unfavorable sales mix and the impact of higher tariffs.

Operating Expenses.   Operating expenses for the nine months ended September 30, 2025 increased $91.7 million, or 11.1%, as compared to the prior-year comparable period. The growth in operating expenses was primarily driven by increased employee costs to support future growth across the business, higher variable costs, increased marketing spend, and certain legal and regulatory charges and settlements in the current year, as disclosed in the accompanying non-GAAP measures reconciliation schedules.

Other Expense.   The decrease in other expense, net was driven primarily by a decrease in interest expense due to lower borrowings and lower interest rates compared to the prior-year comparable period. This was partially offset by a larger loss on the change in the fair value of the Company's investment in Wallbox N.V. shares and warrants, along with a pre-tax loss attributable to the sale of our immaterial Tank Utility fleet business during the second quarter of 2025.

Provision for income taxes.   Provision for income taxes for the nine months ended September 30, 2025 was $41.4 million, or an effective tax rate of 18.3%, as compared to $65.1 million, or a 24.6% effective tax rate, for the prior-year comparable period.  The decrease in effective tax rate was primarily due to favorable discrete tax benefits related to the sale of our immaterial Tank Utility fleet business and certain favorable return-to-provision adjustments in the current year period that did not occur in the previous year.

Net income attributable to Generac Holdings Inc.   Net income attributable to Generac Holdings Inc. in the nine months ended September 30, 2025 was $184.0 million compared to $199.1 million in the prior-year comparable period. This decrease was primarily driven by the factors outlined above.

Adjusted EBITDA.   Adjusted EBITDA for the domestic segment in the nine months ended September 30, 2025 was $446.5 million, or 17.1% of domestic segment total sales, as compared to $450.4 million, or 17.5% of total sales, in the prior-year comparable period. This decline was primarily driven by unfavorable sales mix together with the impact of incremental tariffs and higher operating expenses, partially offset by increased price realization.

Adjusted EBITDA for the international segment in the nine months ended September 30, 2025, before deducting for non-controlling interests, was $83.9 million, or 14.8% of international segment total sales, as compared to $73.4 million, or 13.6% of total sales, in the prior-year comparable period. This margin increase was primarily driven by favorable price and cost impacts during the current year period.

Adjusted Net Income.   Adjusted Net Income in the nine months ended September 30, 2025 was $281.1 million compared to $270.2 million in the prior-year comparable period. This increase was primarily driven by changes in certain add-back items, including certain items for legal, regulatory, and other charges, and changes in fair value of investments, partially offset by lower net income in the current period as outlined above.

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

On July 1, 2025, we amended our Original Tranche A Term Loan Facility and Original Revolving Facility, extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700 million, reducing the Original Revolving Facility borrowing capacity to $1 billion and redefining the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit agreement), resulting in an interest rate reduction of 0.10%.  The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026.   The New Tranche A Term Loan Facility and the New Revolving Facility bear interest at a rate based on SOFR plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%.  As of September 30, 2025, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 5.78%.

In accordance with ASC 470-50, we capitalized $5.3 million of debt issuance costs related to this refinancing transaction. Additionally, we wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $0.4 million and expensed $0.8 million of third-party fees as a loss on refinancing of debt.

As of September 30, 2025, there was $495 million outstanding under the Term Loan B Facility, $700 million outstanding under the New Tranche A Term Loan Facility, and $90.0 million of borrowings on the New Revolving Facility, leaving $909.3 million of unused capacity, net of outstanding letters of credit.

The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of September 30, 2025, the interest rate for the Term Loan B Facility is 6.03%. The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the Term Loan B Facility credit agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2025, our net secured leverage ratio was 1.35 to 1.00, and we were in compliance with all covenants of the Facility. There are no financial maintenance covenants on the Term Loan B Facility. The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2025, our total leverage ratio was 1.41 to 1.00, and our interest coverage ratio was 12.54 to 1.00. We were also in compliance with all other covenants of the New Credit Agreements as of September 30, 2025.

In July 2022, our Board of Directors approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500.0 million of our common stock over a 24-month period. Additionally, on February 12, 2024, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaced the prior share repurchase program, which had approximately $26.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2025, the remaining unused buyback authorization under the current program was $199.3 million.

During the three and nine months ended September 30, 2025, we repurchased 0 and 1,109,206 shares of common stock for $0 and $147.9 million, respectively. During the three and nine months ended September 30, 2024, we repurchased 690,711 and 1,046,351 shares of common stock for $102.1 million and $152.7 million, respectively. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 11, “Credit Agreements,” and Note 12, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 13% and 12% of net sales for the nine months ended September 30, 2025, and 2024, respectively. The amount financed by dealers which remained outstanding under this arrangement was $165.2 million and $165.4 million as of September 30, 2025, and December 31, 2024, respectively.

Long-term Liquidity

As of September 30, 2025, we had total liquidity of $1,209.3 million which consists of $300.0 million of cash and cash equivalents and $909.3 million of availability under our New Revolving Facility.

We believe our cash and cash equivalents, cash flow from operations, and availability under our New Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other activities that could potentially drive incremental shareholder value.

Cash Flow

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change

Net cash provided by operating activities	$248,719	$401,847	$(153,128)	-38.1%
Net cash used in investing activities	(115,533)	(141,786)	26,253	18.5%
Net cash used in financing activities	(121,294)	(246,567)	125,273	50.8%
Effect of foreign exchange rate changes on cash and cash equivalents	6,840	(311)	7,151	2299.4%
Net increase in cash and cash equivalents	$18,732	$13,183	$5,549	42.1%

The decrease in operating cash flows for the nine months ended September 30, 2025 was primarily driven by an increase in inventory levels during the current year and lower operating income, which was compounded by a decline in inventory levels during the prior year period.

The $115.5 million net cash used in investing activities for the nine months ended September 30, 2025 primarily represents cash payments of $110.5 million related to the purchase of property and equipment, $3.0 million for the purchase of long-term investments, and $2.0 million related to other investing activities.

The $141.8 million net cash used in investing activities for the nine months ended September 30, 2024 primarily represents cash payments of $83.4 million related to the purchase of property and equipment, $21.8 million for the acquisitions of Huntington, C&I BESS, and Ageto, $1.6 million for a tax equity investment, and $35 million for an incremental minority investment in Wallbox.

The $121.3 million net cash used in financing activities for the nine months ended September 30, 2025 primarily represents proceeds of $30.9 million from short-term borrowings, $134.7 million from long-term borrowings, $1.0 million of contributions received from the noncontrolling interest holder of a subsidiary, and $4.2 million from the exercise of stock options. These cash proceeds were more than offset by $123.0 million of debt repayments ($47.3 million of short-term borrowings and $75.7 million of long-term borrowings and finance lease obligations), $147.9 million of share repurchases, $5.3 million of debt issuance costs, $2.7 million payment of contingent acquisition consideration, and $12.9 million for taxes paid related to equity awards.

The $246.6 million net cash used in financing activities for the nine months ended September 30, 2024 primarily represents proceeds of $29.2 million from short-term borrowings, $506.5 million from long-term borrowings, and $12.3 million from the exercise of stock options. These cash proceeds were more than offset by $609.5 million of debt repayments ($48.9 million of short-term borrowings and $560.6 million of long-term borrowings and finance lease obligations), $152.7 million of share repurchases, a $9.1 million payment for the remaining ownership interest in Captiva, a $6.0 million payment and $1.4 million payment of deferred acquisition consideration related to our Chilicon and Blue Pillar acquisitions, respectively, $12.3 million for taxes paid related to equity awards, and $3.6 million of payments for debt issuance costs related to our Tranche B Term Loan Facility refinancing.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 19, 2025, filing of our Annual Report on Form 10-K for the year ended December 31, 2024, and September 30, 2025, except for the changes in outstanding borrowings and interest rates as discussed in Note 11, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, the Company provides the computation of Adjusted EBITDA attributable to the Company, which is defined as net income before noncontrolling interests adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, certain non-cash gains and losses including certain purchase accounting adjustments and contingent consideration adjustments, share-based compensation expense, certain transaction costs and credit facility fees, business optimization expenses, provision for certain legal and regulatory charges, certain other specific provisions, mark-to-market gains and losses on a minority investment, and Adjusted EBITDA attributable to noncontrolling interests. The provision for legal and regulatory charges adjusts for matters that are not part of the ordinary routine litigation or regulatory matters incidental to the Company's business, including but not limited to class action lawsuits, government inquiries, and certain intellectual property litigation. The adjustments to net income in computing Adjusted EBITDA are set forth in the reconciliation table below. The computation of Adjusted EBITDA is based primarily on the definition included in our New and Prior Credit Agreements.

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

•	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees;
•	are non-cash in nature, such as share-based compensation; or
•	the provision for legal and regulatory charges adjusts for matters that are significant and not part of the ordinary routine litigation or regulatory matters incidental to the Company’s business, including but not limited to large suits and settlements, class action lawsuits, government inquiries, and certain intellectual property litigation.

We explain in more detail in the footnotes to the table below, why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a target for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board in the context of the Board's review of our financial statements). While many of the adjustments (for example, transaction costs and credit facility fees), involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the calculations are subject to review by our Board in the context of the Board's review of our financial statements, and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our New and Prior Credit Agreements, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2025	2024	2025	2024

Net income attributable to Generac Holdings Inc.	$66,161	$113,742	$184,017	$199,089
Net income attributable to noncontrolling interests	419	36	1,271	220
Net income	66,580	113,778	185,288	199,309
Interest expense	18,461	22,910	53,813	69,833
Depreciation and amortization	49,211	43,152	143,673	127,934
Provision for income taxes	11,758	33,453	41,416	65,124
Non-cash write-down and other adjustments (a)	2,831	468	4,973	2,863
Non-cash share-based compensation expense (b)	12,751	13,115	39,111	38,270
Transaction costs and credit facility fees (c)	827	1,337	2,591	4,029
Business optimization and other charges (d)	368	1,564	5,385	3,190
Provision for legal, regulatory, and other costs (e)	23,208	2,382	31,870	5,280
Change in fair value of investments (f)	5,667	(5,198)	17,138	2,938
Loss on refinancing of debt (g)	1,225	4,861	1,225	4,861
Other (h)	328	43	3,907	156
Adjusted EBITDA	193,215	231,865	530,390	523,787
Adjusted EBITDA attributable to noncontrolling interests	655	81	1,899	521
Adjusted EBITDA attributable to Generac Holdings Inc.	$192,560	$231,784	$528,491	$523,266

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

(c)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to our senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under our Prior and New Credit Agreement.

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

•  A provision for judgments, settlements, and legal expenses related to certain patent lawsuits - $2.7 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $4.9 million for the three and nine months ended September 30, 2024, respectively.
•  A provision for a $15.0 million multi-district class action settlement related to clean energy products and legal expenses related to certain class action lawsuits - $17.8 million and $21.6 million for the three and nine months ended September 30, 2025, respectively.
•  Legal expenses related to certain government inquiries and other significant matters - $2.7 million and $4.3 million for the three and nine months ended September 30, 2025, respectively.
•  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 –$0 and $0.4 million for the three and nine months ended September 30, 2024, respectively.

 (f)  Represents non-cash gains and losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g)  For the three and nine months ended September 20, 2025, the loss represents third-party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Original Tranche A Term Loan Facility and Original Revolving Facility. For the three and nine months ended September 30, 2024, the loss represents fees paid to creditors and the write-off of the original issue discount and deferred financing costs in connection with the refinancing of the Tranche B Term Loan Facility.

(h)  The pre-tax loss in the nine months ended September 30, 2025, relates primarily to the sale of our immaterial Tank Utility fleet business during the second quarter of 2025.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2025	2024	2025	2024

Net income attributable to Generac Holdings Inc.	$66,161	$113,742	$184,017	$199,089
Net income attributable to noncontrolling interests	419	36	1,271	220
Net income	66,580	113,778	185,288	199,309
Amortization of intangible assets	24,932	24,157	76,102	73,698
Amortization of deferred financing costs and original issue discount	557	644	1,835	2,592
Transaction costs and other purchase accounting adjustments (a)	204	747	656	2,272
Loss (gain) attributable to business or asset dispositions (c)	-	-	4,295	65
Business optimization and other charges (b)	368	1,564	5,385	3,190
Provision for legal, regulatory, and other costs (b)	23,208	2,382	31,870	5,280
Change in fair value of investments (b)	5,667	(5,198)	17,138	2,938
Loss on refinancing of debt (b)	1,225	4,861	1,225	4,861
Tax effect of add backs	(13,900)	(7,317)	(41,407)	(23,762)
Adjusted net income	108,841	135,618	282,387	270,443
Adjusted net income attributable to noncontrolling interests	419	36	1,271	220
Adjusted net income attributable to Generac Holdings Inc.	$108,422	$135,582	$281,116	$270,223

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.83	$2.25	$4.74	$4.47
Weighted average common shares outstanding - diluted:	59,122,849	60,312,393	59,314,618	60,475,478

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  See reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc. above.

(c) The pre-tax loss in the nine months ended September 30, 2025, relates primarily to the sale of our immaterial Tank Utility fleet business during the second quarter of 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2025, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2025 – 07/31/2025	236	$143.13	-	$199,340,001
08/01/2025 – 08/31/2025	-	$-	-	$199,340,001
09/01/2025 – 09/30/2025	13,292	$185.25	-	$199,340,001
Total	13,528	$184.52	-

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. For information on the Company’s stock repurchase plans, refer to Note 12, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

Exhibits Number	Description
10.1	Second Amendment, dated as of July 1, 2025, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment dated as of May 18, 2015, as amended by the Replacement Term Loan Amendment dated as of November 2, 2016, as amended by the 2017 Replacement Term Loan Amendment dated as of May 11, 2017, as amended by the 2017-2 Replacement Term Loan Amendment dated as of December 8, 2017, as amended by the 2018 Replacement Term Loan Amendment dated as of June 8, 2018, as amended by the 2019 Replacement Term Loan Amendment dated as of December 13, 2019, as amended by the Second Amendment dated as of May 27, 2021, as amended and restated by the Third Amendment dated as of June 29, 2022, as amended by the First Amendment dated as of January 31, 2023, and as amended by the 2024 Replacement Term Loan Amendment, among Generac Acquisition Corp., Generac Power Systems, Inc., several lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2025).

10.2	Generac Non-Employee Director Compensation Policy approved September 11, 2025 and effective January 1, 2026.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 4, 2025