Form 10-K
period 2025-12-31
GENERAC HOLDINGS INC.
filed 2026-02-18
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 Or
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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8 billion based on the closing price reported for such date on the New York Stock Exchange.

As of February 13, 2026, 58,675,827 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2025 furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

2025 FORM 10-K ANNUAL REPORT

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	changes and volatility with respect to the trade policies of various countries, which may result in new or increased tariffs, trade restrictions, or other unfavorable trade actions;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	changes in durable goods spending by consumers and businesses or other global macroeconomic conditions, impacting demand for our products;
●	changes in governmental policies, particularly with respect to tax incentives, tax credits, or grant programs, which could: (i) affect the demand for certain of our products; or (ii) result in a withdrawal or reduction of grants previously awarded to the Company;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	our ability to develop and enhance products and gain customer acceptance, including our offerings that serve the data center and energy technology markets;
●	uncertainty regarding the growth of the data center market;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	scrutiny regarding our sustainability practices;
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinancing our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

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

PART I

Item 1. Business

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. Generac provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, commercial, data center, telecom, rental, and industrial markets. The Company’s broad portfolio of energy technology offerings for homes and businesses enables its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and innovative energy solutions.

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading positions in the North American market for power equipment with an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. The recent introduction of our large-megawatt diesel generator line-up has substantially increased our served addressable market, allowing us to participate in the supply-constrained data center market which is expected to grow significantly over the coming years due to the mass adoption of artificial intelligence. Over the last few years, we have also been focused on building out ecosystems of energy technology products, solutions, and services for homes and businesses, allowing us to fully integrate our product portfolios together into common platforms and user interfaces and enabling end users to better manage their energy resilience and costs. We have also been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner fuel compared to diesel, to develop solutions for applications beyond standby power, allowing us to participate in multi-purpose microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and our energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid.

Given our competitive strengths in our traditional power generation markets, we believe we are well-positioned to execute on the growing opportunity for backup power for homes and businesses, where increased penetration is being driven by multiple mega-trends that are resulting in poorer power quality for end users. In addition, our focus on more resilient, efficient and innovative energy solutions has increased our served addressable market, and as a result, we believe we can provide products that can help offset rising energy costs as the traditional utility grid suffers from significant supply/demand imbalances over time.

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

In the 1980’s, we expanded beyond portable generators into the industrial power generation market with the introduction of our first stationary generators that provided up to 200kW of power output. We introduced our first residential standby generator product line in 1989 and expanded our industrial product offering and global distribution in the 1990’s, forming a series of alliances that rapidly increased our sales. Our growth accelerated in the 2000’s as we expanded our purpose-built line of residential and commercial automatic standby generators and implemented our multi-layered, omni-channel distribution philosophy. Throughout the 2000’s, a number of high-profile power outage events also helped to increase the awareness and need for backup power and home standby generators. In February 2010, we completed our initial public offering (IPO) of the Company’s common stock, helping to increase awareness of Generac and our products and positioning the Company for future growth. Since then, we have scaled our sales & marketing capabilities and systems, while also building the Generac brand into one of the leading names in backup power in the US.

Soon after going public, we accelerated the Company’s transition from primarily a North America focused, emergency backup generator company into a more diversified industrial technology company with the addition of new and adjacent product categories and an expanded global presence, primarily through a series of acquisitions. It was during this time in the 2010’s that we formed and built out our International segment, which expanded our operations and capabilities globally to gain access to power generation markets outside the United States.

In 2018, we continued to evolve our enterprise strategy by driving further share gains in new and existing markets, capitalizing on our leadership in natural gas gensets, establishing our connectivity strategy, and providing the foundation for the Company’s initial acquisitions within the energy technology space. Our current “Powering a Smarter World” strategic plan has driven focus on energy resilience, energy efficiency, and critical infrastructure. This strategy has continued the evolution of Generac’s product offering, pairing traditional and renewable power generation, conversion, and storage technologies with new monitoring and management capabilities to provide ecosystems and solutions for the dynamic challenges presented by today’s energy landscape. In addition, this strategy continues to drive innovation in the form of new product development, including the 2025 launches of our next-generation home standby generator, our large mega-watt diesel generators for higher power applications such as data centers, our new PWRcell 2 energy storage system, and our new Generac-branded microinverters.

Our long history takes us from a small manufacturer in rural Wisconsin with an idea to innovate the power generation market in the United States, to a scaled multi-national, diversified, energy technology company with a well-established brand synonymous with back-up power.

Key Mega-Trends and Strategic Growth Themes

Our “Powering a Smarter World” strategic plan serves as the framework for the significant investments that we have made, and will continue to make, to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is derived from certain key mega-trends that we believe will drive various strategic growth themes for our business. Those mega-trends and growth themes are as follows:

Key Mega-Trends:

●	Lower power quality continuing to drive demand for backup power solutions:
	o	More frequent, severe, and volatile weather impacting an aging grid, causing increased power outage activity.
	o	Increasing deployment of intermittent renewable generation sources coupled with accelerating electricity demand trends driving supply/demand imbalances for utilities and grid operators.
●	Higher power prices driving the need for energy management solutions:
	o	Electrification trends causing power demand to exceed supply, driving up power prices.
	o	Investment required to upgrade grid infrastructure and transition to renewable power sources, pushing prices higher.
	o	Higher power prices result in shorter paybacks for solar & storage systems.
●	Artificial intelligence adoption accelerating, creating a large market opportunity for backup power:
	o	Significant power requirements for the buildout of data centers to enable AI adoption could drive further grid instability and higher power prices.
	o	Massive capital investment into hyperscale and edge data centers has created a very large market for back-up power that is supply-constrained, providing a significant growth opportunity for our newly introduced large-megawatt C&I products.
●	Growing demand for cleaner burning fuels, such as natural gas:
	o	Natural gas and other alternative fuels are vital to the energy transition.
	o	Demand for natural gas-fueled backup generators growing as homes and businesses choose cleaner-burning fuel sources of generation, relative to diesel generators.
●	Required investment in global infrastructure, driving demand for our products:
	o	Upgrading of aging and under-invested legacy infrastructure systems, such as energy production, telecommunications, transportation, and data centers.
	o	Expanding investment for increasingly critical technology infrastructure as we transition to a more "connected" society.
●	Home as a Sanctuary, driving increased demand for resiliency solutions that provide peace of mind:
	o	Increasing importance of the home with more people working from home and aging in place.
	o	Electrification of home appliances and vehicles increases the need for back-up power.
	o	Growing market for intelligent and connected homes that can provide improved energy efficiency.

Strategic Growth Themes:

Power quality issues continue to increase. Power disruptions are an important driver of consumer awareness for backup power and have historically influenced demand for generators both in the United States and internationally. Increased frequency and duration of major power outage events, that have a broader impact beyond a localized level, increases product awareness and may drive consumers to accelerate their purchase of a standby or portable generator during the immediate and subsequent period. Energy storage systems offer similar resiliency advantages to consumers (at least for short duration power outages and for limited circuits) and demand for these products can benefit from these same awareness drivers. The optional standby market for C&I power generation is also driven by power quality issues and the related need for backup power.

The impact of climate change has received increased global focus in recent years, and an aging and under-invested electrical grid infrastructure remains highly vulnerable to potentially more severe and volatile weather. Additionally, growth in renewable power sources (such as solar and wind) is resulting in increased intermittency of supply as traditional thermal generation assets are retired, further impairing the reliable supply of electricity. At the same time, power demand is expected to meaningfully accelerate due to (i) the rapid adoption of artificial intelligence and related data center energy requirements, (ii) the re-industrialization of North America, and (iii) the electrification of a wide range of consumer and commercial products, including transportation, HVAC systems, and other major appliances. These developments are causing a growing supply/demand imbalance for grid operators across the world, which has led to high-profile examples of rolling blackouts and calls for utility customers to reduce consumption to maintain grid integrity. In fact, the North American Electric Reliability Corporation has labeled significant portions of the United States and Canada as being at high or elevated risk of resource adequacy shortfalls in the 2025-2029 period due in part to these supply/demand dynamics. We believe utility supply shortfalls and related warnings may continue in the future, resulting in further power quality issues for the world’s electrical grid. Finally, certain utilities are adopting preventative power shutoff policies to reduce the risk of wildfires caused by their electrical distribution equipment, predominately in the western part of the United States. Taken together, we expect these factors to continue driving increased awareness of the need for backup power for homes and businesses which will continue to create demand for Generac’s products across the portfolio.

Home standby penetration opportunity is significant. Many potential customers are still not aware of the costs and benefits of automatic backup power solutions. With only approximately 6.75% penetration of the addressable market of homes in the United States (which we define as single-family detached, owner-occupied households with a home value of over $175,000, as defined by the U.S. Census Bureau's 2023 American Housing Survey for the United States), we believe there are significant opportunities to further penetrate the residential standby generator market both domestically and internationally. In addition to the mega-trends supporting growth of the category, we believe by expanding and developing our distribution network, continuing to invest in new product lines and technologies, and optimizing our marketing efforts, we can continue to build awareness and increase penetration for our home standby generators.

Substantial capital investments in new data centers and accelerating adoption of artificial intelligence. As a result of the development of artificial intelligence and the expected benefits of this technology, there is significant capital investment being made to build out data center infrastructure, which is expected to further accelerate adoption of artificial intelligence capabilities. Backup power solutions are a necessary part of this substantial investment in data centers. Given the significant power requirements and the mission-critical nature of these data centers, demand for large backup power generators is expected to grow at a dramatic rate for the foreseeable future. Due to all of these factors, the market for large-megawatt backup generators has become significantly supply-constrained. This presents a very large incremental opportunity for our recently introduced large-megawatt diesel generator offering. As we continue to ramp our capacity and capabilities for large megawatt generators, we believe that we are well positioned to take share in this market over time given (i) our long-standing historical focus on backup power generation, (ii) our global presence in markets around the world, (iii) our ability to provide customized product solutions via our extensive sales, engineering, and project management resources, and (iv) our robust aftermarket support through a combination of direct service teams and our global service network provided by our industrial distributor partners. Given the scale and mission-critical nature of these applications, this level of support is necessary to capture market share and serve these customers. Additionally, we believe these large data center power loads will contribute to the growing supply/demand imbalance across the broader electrical grid, resulting in continued power quality issues and increased demand for backup power solutions for all homes and businesses. Finally, we believe the significant growth in data center power consumption will cause higher power prices, driving growth in the market for solar, storage, and intelligent energy management solutions.

Increasingly critical nature of digital infrastructure. As the number of “connected” devices continues to rapidly increase and wireless networks are considered critical infrastructure in the United States, network reliability and up-time are necessary for our increasingly connected society. This will require highly resilient cell tower sites across the network, and therefore, necessitates the need for backup power sources on site at these cell towers. Generac is the leading supplier of backup power to the telecommunications market in the United States. As more mission-critical data is transmitted over wireless networks, we believe the penetration rate of backup generators on cell towers must increase considerably to maintain a higher level of reliability across the network. We have relationships with key Tier 1 carriers and tower companies globally, in addition to having distribution partners to provide local service support to the global market. We believe these factors coupled with Generac’s ability to customize solutions to each customer’s needs help us to maintain our strength within the global telecommunications market.

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, compared to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas generators continues to represent an increasing portion of many C&I end markets, as the benefits of natural gas power generation are very compelling relative to traditional diesel fueled generators for certain end users. We also continue to explore and expand our capabilities within new gaseous generator market opportunities, including continuous-duty, prime rated, distributed generation, demand response, microgrids, and overall use as a Distributed Energy Resource (DER) in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is another way that we are increasing the addressable market for natural gas generators. As a leader in natural gas power generation, we believe we are well positioned to capitalize on this strategic growth theme.

Solar, storage, and energy management markets will continue to develop despite phasing out of government subsidies and incentives. We believe the electric utility landscape will undergo significant changes in the decade ahead due to accelerating demand growth, grid instability and power quality issues, environmental concerns, permitting challenges, and the continuing performance and cost improvements in renewable energy and energy storage technologies. Importantly, we expect that a confluence of factors will continue to drive power prices meaningfully higher in the future. As a result, on-site power generation from renewable sources and cleaner-burning natural gas generators are projected to become more prevalent as will the need to monitor, manage, and store this power – potentially developing into a significant market opportunity as utility customers seek alternative solutions to combat rising power prices. In addition, battery storage can also provide customers with another source of power resiliency for shorter duration outages.

Solar and storage markets have historically been supported by subsidies and investment tax credits for consumers and businesses to help advance the adoption of clean energy technologies.  Further, production tax credits are being offered to businesses that meet certain domestic manufacturing requirements in the production of renewable energy products. On July 4, 2025, the United States signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA accelerates the phase-out of tax incentives for the solar market and includes certain domestic supply chain requirements to qualify for these incentives. While this phase-out of tax incentives will negatively impact the solar and storage markets in the near term, we believe the overall mega-trends that drive the solar, storage, and energy management markets will continue and provide sufficient incentive for long-term, value-creating investments for market participants in this space. Given the significant long-term market opportunity, we believe it is important to build out our capabilities in energy technology and continue to develop our residential ecosystem of products and solutions. In addition, we plan to leverage our strong competencies in the residential standby generator market to increase our market position in the residential solar, storage, and energy management markets.

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Drivers and Operational Factors” of this Annual Report on Form 10-K for additional drivers that influence demand for our products and other factors that can affect our results of operations.

Enterprise Strategy

The mega-trends and strategic growth themes that we have identified support our enterprise strategy, “Powering A Smarter World,” and our purpose statement, “To lead the evolution to more resilient, efficient, and innovative energy solutions.” As we continue to execute our strategic plan into the future, we are focused on three key objectives: (i) improve energy resilience and independence, (ii) optimize energy efficiency and consumption, and (iii) innovate to protect and build critical infrastructure. These objectives are further explained as follows:

Improve energy resilience and independence. Increase power reliability through onsite generation and storage solutions that provide resiliency for homes, businesses and communities.

Homes, businesses, and communities are experiencing a deterioration in the reliable supply of electricity due to a number of factors including: climate change impacts driving more severe and volatile weather leading to increased power outages; a capacity constrained legacy power infrastructure that’s still predominantly a one-way system; power infrastructure being impaired by under-investment making it more susceptible to power outages; regulatory and legislative actions focused on carbon intensity, coupled with the continued adoption of more intermittent renewable power sources; and a dramatic increase in power demand that could outpace supply growth due to accelerating power requirements of data centers and artificial intelligence, electrification trends, and the re-industrialization of North America. We believe that Generac’s broad portfolio of back-up power products and solutions can directly address these challenges for homes and businesses. Our residential and C&I products begin with emergency standby generators that can be supplemented with portable and mobile power generators. We have also built out an offering of battery energy storage systems (BESS) for behind-the-meter residential and C&I applications. These onsite generation and storage solutions provide peace of mind and protection against power outages by delivering energy resilience and independence for end users. Many of these solutions are capable of being connected to the grid and can help support overall grid reliability and resiliency when enrolled in grid services programs.

Optimize energy efficiency and consumption. Enable efficient power generation and consumption through monitoring, management and energy optimizing solutions.

Multiple entrenched trends are expected to drive accelerated demand growth for electricity in the coming years. The combination of accelerating demand growth together with significant investments in maintaining, upgrading, and decarbonizing the power grid is likely to cause meaningful increases in the cost of electricity, ultimately driving home and business owners to adopt solutions to help offset the impact of these rising costs.

Generac has developed a full ecosystem of energy management products and solutions to address the challenges of higher power prices by generating power on-site, improving energy efficiency, and optimizing energy consumption for end users. This ecosystem starts with our ecobee smart home energy management devices as the central hub and user interface for the system. Our newly launched Generac branded microinverters are fully integrated into this ecosystem and unlock the ability to generate solar power on-site, enabling homeowners to lower their power bills and reduce their reliance on centralized utilities. Our PWRcell battery storage solutions are also integrated into our residential energy ecosystem, allowing end users to store power that is often generated on-site to optimize the timing of consumption. With this capability, home owners can discharge power from their battery at times when utility rates are at their highest, thereby saving money on their utility bills. Our PWRcell battery storage systems and ecobee smart thermostats can also participate in available grid services programs that are offered by certain utilities, helping to improve the efficiency of the broader electrical grid. In addition, we offer Wallbox EV charging equipment and other load management devices to our distribution partners to help end users manage their utility costs by optimizing energy efficiency and consumption.

We continue to build out our system level controls by leveraging our deep software development capabilities. For our residential products, we have developed a common platform and user interface to link the connectivity platforms for all of our installed products, including ecobee and MobileLink, in order to create a seamless consumer experience to monitor, manage, and control their energy generation, storage, and consumption. For our C&I products, we are developing a similar ecosystem of controls that are building off Deep Sea’s industrial controls, Blue Pillar’s IoT network solutions, and Ageto’s multi-asset microgrid control technology. These advanced control capabilities provide the foundation for the continued build out of a common system-level platform for our C&I customers to monitor, manage, and control all of their DERs (including non-Generac assets as well), helping businesses to better optimize their energy efficiency and consumption.

Innovate to protect and build critical infrastructure. Offering innovative solutions that enable, protect, and help build energy production, data centers, telecommunications, transportation, and other critical infrastructure.

Critical infrastructure systems around the world are evolving and becoming more sensitive to power reliability challenges. As society becomes increasingly dependent on digital products, services, and capabilities, data centers and their related infrastructure are becoming mission-critical in nature and will therefore require complete resiliency coverage for their power utilization, making backup power generation equipment an essential component of these systems.

Generac’s recent entrance into the data center end market was enabled by the introduction of our large mega-watt diesel generator product line, representing a massive incremental market opportunity for the Company. Given the secular trends supporting data center capital investments and the critically under-supplied market for large megawatt backup power generators, we expect this significant market opportunity to continue growing for the foreseeable future.

Reliability and uptime of telecommunications equipment is also becoming more essential as society becomes increasingly “connected” with their cell phones and more mission-critical data travels over wireless networks. As a leader in providing backup power generators for wireless cell towers around the world, we believe we can play an important role in helping to protect and build this critical telecommunications infrastructure.

In addition, our broad offering of C&I mobile products (including mobile light towers, mobile power generators, mobile heaters, mobile energy storage systems and hybrid generators) plays a key role in the completion of infrastructure construction projects, such as roads, highways, bridges, and airports. Finally, our C&I products are also commonly used to provide backup power to a variety of other critical infrastructure that are vital for a safe and healthy society, such as water and wastewater systems, healthcare facilities, and other municipal infrastructure.

Products and Solutions

We design, manufacture, and distribute a broad range of energy technology products and solutions. We have one of the broadest offerings of stationary, portable, and mobile power generators with single-engine outputs ranging between 800W and 3,250kW. We have developed a line of energy storage systems for use in residential solar-plus-storage applications, as well as microinverters for residential solar energy production. We also have a line of C&I Battery Energy Storage Systems and mobile energy storage systems that serve global C&I markets. We have a selection of energy monitoring and management devices and controls that serve as the central hub for our residential and C&I energy ecosystems. We design and manufacture other power products, including light towers and a broad line of outdoor power equipment, which includes a variety of property maintenance equipment powered by both engines and batteries. We classify our products and services into three categories based on similar ranges of power output geared for varying end customer uses: Residential products, C&I products, and Other products and services. The following summary outlines these categories, including their key attributes and customer applications.

Residential Products

Our residential automatic standby generators, which predominantly operate on natural gas and liquid propane, range in output from 7.5kW to 150kW and are permanently installed with an automatic transfer switch, which we also manufacture. Air-cooled engine home standby generators range in outputs from 7.5kW to 28kW and serve as an emergency backup for small to medium-sized homes. In 2025, we launched the latest generation lineup of our air-cooled home standby generators, which represents the most comprehensive platform update for the category in more than a decade. Liquid-cooled engine generators serve as emergency backup for larger homes and small businesses and range in output from 22kW to 150kW.

As the product category leader, we believe we have the broadest line of home standby generators in the marketplace. Our ability to innovate with new products, features, and capabilities is a key differentiator that helps us maintain our leadership position in the home standby category. Every home standby generator that we offer is equipped with Mobile Link™. This remote monitoring capability is a standard feature that allows our customers to check the status of their generator remotely from their smart phone or tablet, and also provides the capability to similarly receive maintenance and service alerts. This remote monitoring information can also be accessed by our dealers to help them monitor their installed base of products and proactively support their customers. The data that is provided by this remote monitoring functionality also allows us to better understand our products in the field, helping to optimize both product quality and customer satisfaction. We also offer propane tank monitoring solutions which drive further incremental value and peace of mind to owners of our home standby generators that use propane as a fuel source.

In 2021, we acquired ecobee, a leader in sustainable smart home solutions such as smart thermostats and home monitoring products, all designed with a focus on energy conservation, convenience, peace of mind and comfort. ecobee’s smart home energy management devices and complementary sensors intelligently optimize heating and cooling systems, often the largest energy consuming system within a home, to deliver significant energy savings for homeowners. ecobee also offers a line of smart doorbell cameras, which are fully integrated with ecobee’s products and help to drive increased consumer engagement with their platform. The capabilities provided by ecobee, paired with our existing Mobile Link remote monitoring system, provide the foundation for Generac’s connectivity infrastructure and enable the build-out of our residential energy management ecosystem. Importantly, we are leveraging ecobee’s technologies and software development expertise to develop a user interface at the center of our home energy ecosystem that will allow homeowners to monitor and control Generac’s entire suite of products using a common platform. Our home standby generators and propane tank monitors are now fully integrated with the ecobee interface, allowing for a more dynamic user experience for homeowners.

In 2020, we launched a line of home energy storage systems marketed under the Generac brand and using the PWRcell™ brand name. This system captures and stores electricity from solar panels or other power sources and helps reduce home energy costs while also protecting homes from shorter duration power outages. PWRcell systems can range in size from 9kWh up to 72kWh of storage capacity, depending on how many battery modules are installed with any given system. In 2025, we launched the PWRcell 2 Series, the next generation of our PWRcell energy storage system, which includes significant improvements in performance and capability as compared to the first generation. Importantly, PWRcell 2 incorporates seamless integration with our home standby and portable generators, allowing homeowners to realize the favorable economics of energy storage systems while also having a “bottomless battery” via generator backup. In 2025, we also introduced the PWRmicro, our first Generac branded microinverter that enables on-site solar power generation by converting DC power output from solar panels to AC power that can be used in the home. This product represents Generac’s entrance into the solar-only market, unlocking incremental market opportunities for our energy technology solutions. Our next-generation clean energy products and solutions, including PWRcell 2 and PWRmicro, are also fully integrated with the ecobee platform. We believe the integration of our products and solutions into a single cohesive ecosystem will drive additional peace of mind, comfort, energy efficiency, and ultimately lower utility bills for homeowners. Our ecosystem approach to our residential installed products is yet another differentiator that demonstrates our innovative approach to the market.

All of our residential energy technology products and home standby generators come with grid-connection capabilities, enabling consumers to connect and enroll their DERs in available grid services programs. These utility-sponsored programs, when and where offered, can provide value to homeowners in the form of lower utility costs, while also helping to provide grid operators with incremental capacity to address supply/demand imbalances on the grid.

We also provide a broad product line of portable and inverter generators that range in size from 800W to 18kW, as well as various portable battery solutions that provide clean, emission-free power at the push of a button. These products can be used on a limited basis for home backup, construction, and recreational purposes. Our portable and inverter generators are targeted at homeowners, professional contractors, and recreational users, with price points ranging between the consumer value end of the market through the premium end. In addition, we offer manual transfer switches to supplement our portable generator product offering.

We also manufacture a broad product line of outdoor power equipment referred to as “chore products”, which are used in property maintenance applications for larger-acreage residences, commercial properties, municipalities, and farms. These products include trimmers, field and brush mowers, log splitters, stump grinders, chipper shredders, lawn and leaf vacuums, pressure washers and water pumps. Chore products are largely sold in North America through direct-to-consumer online catalogs, retail hardware stores, and outdoor power equipment dealers, primarily under the DR® brand name.

Residential products comprised 53.9%, 56.6% and 51.3%, respectively, of total net sales in 2025, 2024 and 2023.

Commercial & Industrial Products

We offer a full line of C&I generators that are sold around the world. We are a leader in cleaner-burning natural gas fueled generators, and also have a full offering of C&I generators that are fueled by diesel and Bi-FuelTM. We believe we have one of the broadest product offerings in the industry with power outputs ranging from 10kW up to 3,250kW. In 2025, we continued our new product development efforts by introducing a new line of large mega-watt diesel generator products to address the significant data center market opportunity and other verticals that have larger-scale back-up power requirements.

Our light-commercial standby generators and related transfer switches include a full range of affordable systems from 22kW to 150kW, providing three-phase power sufficient for most small and mid-sized businesses such as grocery stores, convenience stores, restaurants, gas stations, pharmacies, retail banks, smaller health care facilities, and other small-footprint retail applications. Our light-commercial generators predominantly run on natural gas and liquid propane.

We design and manufacture a broad product line of configured stationary generators and related transfer switches for various industrial standby, continuous-duty, and prime-rated applications. Our single-engine industrial generators range in output from 10kW up to 3,250kW, include stationary and containerized mobile packages, and can include our Modular Power Systems (MPS) technology that extends our product range up to much larger multi-megawatt systems through an integrated paralleling configuration. Over the past several years, we have introduced larger and higher-powered gaseous-fueled generators, with the highest output of 1,000kW for a single-engine set.

Our industrial standby generators are primarily used as emergency backup for larger applications such as data centers, healthcare, telecom, datacom, commercial office, retail, distribution centers, manufacturing, and municipal, among others. In recent years, we have seen interest in utilizing our gaseous-fueled generators in "beyond standby" applications, including distributed generation and microgrid projects, and have developed purpose-built products for these applications that have grid-connected capability. This functionality allows the owner of the equipment to offset the up-front capital cost of the equipment by monetizing the asset over its useful life.

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

We have continued to expand our portfolio of energy technology solutions for C&I applications as well. In 2021, we acquired Off Grid Energy, a European based manufacturer of mobile energy storage systems predominantly used in the rental markets. In 2023, we acquired REFU, a European based provider of stationary C&I BESS solutions and related inverter products, which expanded our product offering to enter certain C&I BESS markets around the world. In 2024, we strengthened our position in the North American C&I BESS market with the acquisition of SunGrid’s C&I BESS product offering, based out of Canada. In addition, we acquired Ageto in 2024, a leading provider of microgrid controllers that seamlessly integrate, optimize and manage DERs. We believe that combining these collective products and solutions with our traditional generator product offerings will allow us to capture market share in the developing markets for C&I BESS and multi-asset microgrids.

Our C&I BESS solutions are primarily targeted at “behind-the-meter” applications for on-site energy storage. We expect to leverage our leading position as a provider of traditional stationary generators to gain share in the global C&I BESS market. This expertise is particularly beneficial for multi-asset microgrid solutions that combine generators with energy storage assets, providing facility owners with the many benefits of behind-the-meter storage with longer duration outage protection. These microgrids can also include Generac’s other energy management assets and control systems, helping to build out a full ecosystem of capabilities for these applications.

We also continue to develop other energy technology products, including mobile battery-powered light towers and hybrid mobile solutions that pair a battery with a diesel engine to reduce emissions and noise pollution.

Through our Deep Sea subsidiary, we have expanded our capabilities in the design and manufacture of advanced controls for a wide range of C&I power generation applications. In addition, our natural gas C&I stationary generators have grid-connection capabilities, enabling our customers to generate an incremental return-on-investment by connecting and enrolling their generator as a DER in grid services applications where available. Finally, we continue to provide various gaseous-engine control systems and accessories, which are used in our natural gas generators, as well as sold to other gas-engine manufacturers and aftermarket customers.

C&I products comprised 34.6%, 32.3% and 37.2%, respectively, of total net sales in 2025, 2024 and 2023.

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

Included in this “Other products and services” category are certain recurring revenues that are generated by ecobee, Blue Pillar, Ageto, and our Mobile Link software platform, as follows:

ecobee recognizes service revenue in certain circumstances when a homeowner enrolls their smart thermostat in a grid services program offered by their utility. When authorized, ecobee can provide utilities direct connection to a homeowner’s smart thermostat, thereby allowing control of a significant portion of the home’s electrical load. In exchange for this capability, utilities pay ecobee for that connection.

The 2022 acquisition of Blue Pillar expanded our C&I connectivity capabilities and provides a standard protocol for all of our C&I products to be connected. In addition to connectivity device hardware sales, Blue Pillar recognizes software subscription and support revenue resulting from the monitoring and management capabilities its platform provides to customers.

The 2024 acquisition of Ageto further enhanced our advanced microgrid control capabilities. In addition to its controls hardware, Ageto’s solutions include software-as-a-service contracts for site level system integration and control of end customer energy assets that make up a microgrid.

Finally, our expansive Mobile Link platform provides remote monitoring services for our residential home standby customers and “Fleet” services for our residential home standby dealers, whereby we collect subscription revenue for these services on a recurring basis.

"Other products and services" comprised 11.5%, 11.1% and 11.5%, respectively, of total net sales in 2025, 2024 and 2023.

Distribution Channels and Customers

We distribute our products through a variety of distribution channels to drive awareness of our product categories and brands, and to ensure our products reach a broad, global customer base. This omni-channel distribution network includes independent residential dealers and contractors, industrial distributors and dealers, national and regional retailers, e-commerce partners, electrical/HVAC/solar wholesalers, solar installers, catalogs, equipment rental companies, and other equipment distributors. We also sell direct to certain national and regional account customers, as well as to individual consumers or businesses who are the end users of our products. We have commercial sales branches located around the world to provide access to local markets and help build out distribution relationships across the globe.

We believe our global distribution network is a competitive advantage that has strengthened over the years as we continue to add, expand and develop the various distribution channels through which we sell our products. We offer a broad set of tools, programs, factory support, training, and sales leads to help our distribution partners be successful. Our network is well balanced with no single customer providing more than 4% of our net sales in 2025.

For over two decades, we have established the industry's largest network of factory direct independent generator dealers in North America. This residential dealer network is made up of electrical and HVAC contractors across the US and Canada. These dealers sell, install and service our residential and light commercial generators to end users. Over the years, we have made significant investments to grow this dealer network, and we will continue to make those investments in the future given the importance of this channel. We continue to focus on a variety of initiatives to more effectively market and sell our home standby products and better align our dealer network with Generac. We will continue to increase awareness of home standby generators through our enhanced marketing efforts, while also improving customer lead quality as we schedule in-home consultations. We will increase our capabilities to nurture sales leads, while also developing our dealers to help improve close rates and lower our cost per contract over time. Over the years, we have made significant investments in our proprietary in-home selling system for residential dealers that we call “Power Play”. We are continuously making enhancements to this platform, again with the objective of improving the customer experience and overall close rates. Additionally, our remote monitoring platform allows our residential generator dealers to monitor their installed base of customers through a feature that we call “Fleet”, enabling them to offer a more proactive experience to service a customer’s generator. By offering the best product line, pricing, marketing, tools, programs, and customer support, we believe we have built the strongest dealer network in the home standby generator industry.

Our retail distribution channel includes thousands of locations across the globe and includes a variety of national and regional home improvement chains, electronics retailers, clubs, buying groups, hardware & farm supply stores, and outdoor power equipment dealers. These physical “brick & mortar” retail locations are supplemented by a large presence of e-commerce retailers that also sell our products online. The retail channel primarily sells our residential standby and portable generators, as well as our outdoor power equipment and ecobee products. The placement of our products at retail locations drives significant awareness for our brands and the overall home standby generator product category.

Our wholesale network distributes our residential and light-commercial generators, as well as our residential energy storage systems, on a two-step basis. The channel consists of selling branches of both national and local distribution houses for electrical, HVAC, and solar equipment on a wholesale basis. These branches typically sell to electricians, HVAC businesses, and solar installers who are not in our direct dealer network. This channel provides access to a broader range of installers who might not want to become a dealer and buy direct from the factory. As part of our efforts to increase sales and installation bandwidth for home standby generators, we have established an Aligned Contractor Program that provides certain benefits to contractors that purchase our products through this wholesale network and agree to participate in more advanced product and service training. We believe that this program will further align Generac with these independent contractors which is important to increase bandwidth during surge periods of demand in local markets.

In recent years, we have been establishing a base of solar contractors that sell, install and service our PWRcell energy storage systems. We believe we will continue to build out this distribution channel over time by leveraging our decades of expertise in growing our residential generator dealer network. In addition, we believe we can increase mindshare with additional solar installers by enhancing our marketing efforts to drive incremental leads, expanding our clean energy product offering, and integrating our full suite of residential products into a common energy management ecosystem.

In addition, certain of our residential products (such as DR branded chore products, portable generators, ecobee smart thermostat & security products, and parts & accessories) are sold direct to individual consumers, who are the end users of the product. Consumers can buy these products online via our various branded websites, or by calling our customer support hotlines.

Our industrial products are distributed through industrial power generation dealers that cover particular regions around the world. Over the past several years, we have been strengthening our industrial dealer network globally through acquisitions and organic means. Since 2020, we have acquired a number of our industrial distributors in certain regions of the United States in order to accelerate investments and increase market share in those markets. Industrial dealers provide C&I end users with ongoing sales, installation, service and product support. They also help maintain the local relationships with commercial electrical contractors, specifying engineers, and regional buying offices for national accounts. We also sell to certain Engineering, Procurement & Construction (EPC) companies that specialize in managing more complex power generation projects, including microgrids and “beyond standby” applications.

We also sell our industrial products direct to certain end-user customers of our products covering a variety of end market verticals both domestically and internationally. This includes data centers, telecommunication, retail, banking, energy, healthcare, convenience stores, grocery stores, restaurants, governments, and other commercial & industrial applications. We have developed a diverse, global sales force that calls on these opportunities directly and helps customize solutions to each customer’s needs in their local markets. We believe that having direct relationships with these customers, coupled with local support from our global industrial dealer network, is an important advantage when serving these customers.

The distribution for our C&I mobile products includes global, national, regional, and specialty equipment rental companies, equipment distributors, and construction companies which primarily serve non-residential building construction, road construction, energy, special events, municipal, and general rents & hire markets around the world.

Research and Development

Our focus on a broad range of energy technology products and solutions drives technological innovation, advanced engineering & software development capabilities, and specialized manufacturing competencies. Research and development (R&D) has been a core competency for Generac since our inception and today includes a staff of approximately 1,200 engineers working on numerous projects around the world. These professionals are focused on introducing new products, developing new technologies and product enhancements, as well as maintaining product competitiveness by reducing manufacturing and supply chain costs, improving safety, increasing reliability & performance, while also ensuring compliance with regulatory standards. We have significant experience using natural gas engines in our products and have developed specific expertise with fuel systems and emissions technologies. In the residential and light commercial markets, we have developed proprietary engines, alternators, cooling packages, fuel & emissions systems, and controls which help drive innovation while also enhancing the margin profile of those products.

More recently, we have also built out engineering expertise in BESS and power conversion that we are leveraging to compete in clean energy markets. In addition, we have significantly increased our software development capabilities across a variety of applications, including energy management, system-level microgrid controls, and remote monitoring. We have made significant investments in developing a common connectivity and data platform to advance our energy management ecosystems for both residential and C&I markets. Combining advanced software development with our broad engineering capabilities will enable us to develop innovative solutions and ultimately compete in energy technology markets.

We also have engineering and product management resources focused on evaluating and developing alternative technologies that are emerging and could become commercially viable over the long-term, such as fuel cells and hydrogen-fueled products. We have a long history of driving product innovation into the markets that we serve, and as a result, believe we can maintain our leadership position as an energy technology solutions provider.

Intellectual Property

We are committed to research, development, and product innovation, and rely on a combination of patents and trademarks to help establish and protect our proprietary rights. Our patents protect certain features and technologies we have developed for use in our products including fuel systems, air flow, electronics and controls, noise reduction, engines, energy management, energy monitoring, energy storage, and load management. We believe the existence of these patents and trademarks, along with our ongoing processes to register additional patents and trademarks, help protect our intellectual property rights and enhance our brands and competitive position. We also use proprietary manufacturing processes that require customized equipment. With our continuous focus on research and development, we expect to develop new intellectual property on an ongoing basis.

See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional factors related to intellectual property rights that can affect our business.

Manufacturing

We operate numerous manufacturing plants, distribution facilities, and inventory warehouses located throughout the world. We also store finished goods at third-party logistics providers in the United States that accommodate material storage and rapid response requirements of our customers. See “Item 2 – Properties” of this Annual Report on Form 10-K for additional details regarding the locations and activities of our principal operations.

Over the last few decades, we have developed significant manufacturing capabilities in the power generation industry, including engines, alternators, sheet metal fabrication, and controls. We have a heavy focus on vertical integration using certain proprietary manufacturing processes, and we outsource certain components and complete products where we can leverage scale to optimize cost and quality.

In recent years, we have added manufacturing capacity through significant investments in automation, including alternator production, engine assembly, robotic lasers & welding, sheet metal fabrication, and other assembly line automation. We have also increased capacity by starting up new manufacturing facilities and adding on to existing locations, helping to expand our manufacturing footprint and meet increased demand for our products around the world. Given the significant data center opportunity, we expect to increase our manufacturing, test cell, and packaging capacity even further to be able to win market share and serve data center customers globally. Our ability to rapidly increase manufacturing capacity has been critical to our growth over the years.

For our energy technology products, our engineering and technical teams are closely aligned with our contract manufacturing partners in order to leverage their expertise and capital investments involving electrical component manufacturing.

Suppliers of Raw Materials, Components and Equipment

Our primary raw material inputs are steel, copper and aluminum, all of which are purchased from third parties and, in many cases, are part of machined or manufactured components. We procure certain diesel engines, cooling packages, and alternators for our larger C&I products from various suppliers around the world. For our home standby generators where we have significant scale, we have a large global supply chain that manufactures certain components, and then we complete final assembly in our factories in the United States. In certain instances, we purchase complete finished goods from third-party suppliers, including from contract manufacturers. Given our broad offering of energy technology solutions, advanced electronic components and micro-processors are now a larger supply chain consideration. In addition, batteries are a significant supply chain input for our energy storage systems for residential and C&I behind-the-meter applications.

Over multiple decades, we have developed an extensive network of reliable suppliers in the United States and around the world. Our strategic global sourcing teams continuously evaluate the quality and cost structure of our purchased components & equipment, and assess the capabilities and capacity of our supply chain. We select our sourcing partners based on this evaluation. For certain products, we do not have internal manufacturing capabilities and rely on a small number of contract manufacturers to build these products or supply these components, including but not limited to certain energy technology products and components.

Similarly, we have diversified the geographic reach of our global supply chain partners. More recently, we have evolved this global supply chain in order to partially mitigate the impact of certain trade tariffs that have been assessed on imports coming into the United States. This will continue to be a focus in the future as we take actions to offset the impact of these tariffs, and we will continue to monitor ongoing developments with any new trade tariffs that may be implemented.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding the impact of other macroeconomic factors on our results of operations.

See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional factors that can influence our supply of raw materials, components and equipment.

Competition

In our traditional power generation markets, we face competition from a variety of large, diversified industrial companies, as well as smaller generator manufacturers or packagers around the world. The competitive landscape varies between our Residential and C&I power generation products. We face a different set of competitors for our mobile equipment and engine-powered tools as well. In recent years, our competitive landscape has expanded as we enter certain energy technology markets, including solar inverters, battery storage systems, smart thermostats, and grid services.

In the overall generator market, many of the traditional participants compete in only certain portions of the market, targeting specific applications within their larger, diversified product mix. In addition, for certain competitors, power generation is typically a smaller piece of their business, and therefore, is less prioritized from a strategic standpoint. Generac’s primary focus is on power generation and storage equipment with a key emphasis on standby, portable and mobile products and broad capabilities across residential, light-commercial and industrial markets. We believe that our core focus on power generation and storage drives product innovation and provides us with competitive advantages to win in the marketplace. We also believe our broad product offering, diverse omni-channel distribution model, and strong factory support provide additional advantages as well.

The following is a list of competitors by product class:

Residential products – Competitors include Rehlko (formerly known as Kohler Power), Briggs & Stratton, Honda, Champion, Techtronics International, Harbor Freight, Husqvarna, Ariens, Tesla, Enphase, Solar Edge, Google, Resideo, The Toro Company, EcoFlow, and Emerson, along with a number of other domestic and foreign competitors; certain of which also have broad operations in other manufacturing businesses.

C&I products – Competitors include Caterpillar, Cummins, Rehlko (formerly known as Kohler Power), IGSA, MTU (Rolls Royce), AKSA, MultiQuip, Wacker, Doosan, Atlas Copco, Himoinsa, Woodward, Planelec, and Co-map, as well as other domestic and foreign competitors that package engines and alternators into power generation equipment in local markets around the world.

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

Government Incentives and Regulation, including Environmental Matters

Generac’s presence in energy technology solutions has increased our exposure to renewable energy mandates and investment tax credits from certain government incentives. These incentives cover a wide range of clean energy products and solutions, including solar inverters, battery storage systems, grid services, and grid-edge devices. They include both investment tax credits to owners of these systems and production tax credits to manufacturers of these products. The availability, size, and outlook for such incentives can impact the markets for these products and solutions.

In July 2025, the United States passed the One Big Beautiful Bill Act that accelerates the phase-out of tax incentives for the solar market and includes certain domestic supply chain requirements to qualify for these incentives. While this phase-out of tax incentives will negatively impact the solar and storage markets in the near term, we believe the overall mega-trends that drive the solar, storage, and energy management markets will continue, supporting customer interest and demand for these products over the long-term as grid capacity is strained and energy costs rise.

As a manufacturing company, our operations are subject to a variety of federal, state, local and foreign laws & regulations covering environmental, health and safety matters. Applicable laws & regulations include those governing, among other things, emissions to air, discharges to water, noise, and safety, as well as the generation, handling, storage, transportation, treatment, and disposal of hazardous waste and other materials. In addition, our products are subject to various laws & regulations relating to fuel requirements, labeling, and marketing.

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

Sustainability Practices

We published a report on our sustainability practices in April 2025. This report details certain measures that align with our “Powering a Smarter World” enterprise strategy and our purpose statement: 'To lead the evolution to more resilient, efficient, and innovative energy solutions.' The information provided within the sustainability report is not part of this report, and is therefore not incorporated herein by reference. A copy of our 2024 Sustainability & Impact Report is available on our Investor Relations webpage at Generac.com. We plan to publish an updated report on our sustainability practices in April 2026 that coincides with the filing of our annual Proxy Statement.

Human Capital

“Our People” are one of the foundational elements of our Powering a Smarter World enterprise strategy, reflecting the belief that our values and culture are essential to delivering long-term success. Grounded in our Corporate Values —Agility, Innovation, Integrity, Teamwork, Accountability, Customer—we foster a culture of engagement that strengthens our company and empowers employees to take action, grow, and achieve. We believe our success is directly connected to the professional development, engagement, and well being of our employees.

Some examples of key human capital programs and initiatives include:

Health, wellness and safety – Employee health and safety is the Company’s top priority. Generac’s total rewards program is based on the four pillars of physical, financial, emotional, and social. These programs are designed to meet the varied and evolving needs of our diverse workforce. We maintain an employee wellness program, incentivize healthy-living activities, and develop and administer company-wide policies to help ensure the safety of each employee and compliance with government agencies and other standards.

Talent development & employee engagement – Our success is directly tied to our employees and what we can accomplish together. We prioritize creating opportunities to help employees build careers and then support their growth as part of a meaningful and valuable employee experience. We conduct internal career development activities as well as partner with third party educational resources to offer on the job learning, collaborative work experiences and formal learning programs to support the progression and advancement of our workforce. Further, we maintain an ongoing global employee engagement initiative with targeted action plans by region, function, and business groups. Action plans and their progress are measured by global employee engagement surveys. A global human capital management system enables Generac management to improve talent decisions, proactively manage careers, scale globally, and maintain compliance. We are an equal opportunity employer whose hiring and promotion practices comply with applicable laws, and we do not condone employment discrimination in any form.

As of December 31, 2025, we employed 9,400, including part-time and temporary employees. Of those, approximately 4,200 employees were directly or indirectly involved in manufacturing. Domestically, we have had an “open shop” bargaining agreement for the past 50 years that covers one Wisconsin facility. That facility is subject to a collective bargaining agreement that expires October 17, 2026, and is subject to Wisconsin’s Right to Work law.  Three additional smaller facilities are subject to a collective bargaining agreement for its technicians. That collective bargaining agreement expires October 31, 2027, and is subject to a Union Security provision. Additionally, certain plants in Mexico, Italy, Germany, and Spain are operated under various local or national union groups or works councils. Our other facilities are not unionized.

Available Information

Our principal executive offices are located at S45 W29290 Highway 59, Waukesha, Wisconsin, 53189 and our telephone number is (262) 544-4811. The Company’s website is www.generac.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports (if applicable) are available free of charge through the “Investor Relations” portion of our web site, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The information provided on these websites is not part of this report and is therefore not incorporated herein by reference.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Aaron P. Jagdfeld	54	President, Chief Executive Officer and Chairman
York A. Ragen	54	Chief Financial Officer
Erik Wilde	51	President, Domestic C&I
Raj Kanuru	55	Executive Vice President, General Counsel and Secretary
Norman Taffe	59	President, Energy Technology
Kyle Raabe	51	President, Consumer Power

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

We depend upon a small number of outside manufacturers and component suppliers, as well as other single-source suppliers, for certain products and components, and our business and operations could be disrupted if we encounter problems with these parties.

For certain products we rely upon outside manufacturers to build these products or supply these components, including but not limited to certain clean energy products or components and large engines used in data center backup applications. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Further, the revenues that our suppliers generate from our orders may represent a relatively small percentage of their overall revenues. While we seek to negotiate supply agreements with all of our vendors, we may purchase some products or components on a purchase order basis. As a result, fulfilling our orders may not be considered a priority to these suppliers in the event of constrained ability to fulfill all of their customer obligations in a timely manner. If any of these manufacturers or component suppliers were unable or unwilling to manufacture or produce our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative suppliers, which may not be available to us on favorable terms, if at all. Our reliance on such suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, quality issues, manufacturing yields and costs. Moreover, we single-source certain types of parts in our product designs. Delays in our suppliers' deliveries have sometimes impaired, and may continue to impair, our ability to deliver products to our customers. A wide variety of factors could cause such delays including, but not limited to, lack of capacity, economic downturns, availability of credit, logistical challenges, labor or material shortages, trade restrictions, weather events, political instability, geopolitical conflicts (such as conflicts in the Ukraine or the Middle East), terrorism, civil unrest, disease or natural disasters. If any of these suppliers reduce or eliminate the supply of the components to us in the future, our revenues, business, financial condition and results of operations would be adversely impacted. Although we have ongoing contractual disputes with certain such suppliers, such disputes have not to date had any significant adverse impact on our business, financial condition or results of operation.

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

We face a risk from current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage. Although we currently maintain product liability insurance coverage, in certain cases such insurance coverage has not and may continue to not be sufficient to cover claims or damage awards or we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged due to product liability or warranty claims, or recalls, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability. We have and may continue to experience product liability, product quality or reliability claims, or warranty claims with respect to certain clean energy, generator, and/or chore products, including being subject to certain consumer product class action lawsuits or other governmental fines or penalties in relation to such products. In the event such product or warranty related claims continue or are significantly higher in the future, or we incur losses or other damages associated with current or future product liability lawsuits or product related claims, this may continue to adversely affect our reputation or brand quality in relation to such products, subject us to significantly increased costs or penalties, and otherwise materially harm our results of operations, financial condition and our business. Even in litigation where we believe the likelihood of liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations or financial condition.  In fact, in order to avoid the uncertainty of a potential negative jury trial outcome on a products liability injury case, we have agreed to settle at least one such case, which we previously disclosed, in an amount which exceeded our insurance coverage, but which will not have a material adverse impact on our business, results of operations or financial condition.

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

Difficulties or delays in research, development or production of new or enhanced products or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we do not continue to strategically advance our product portfolio to maintain our technology leadership, our competitive position could be adversely affected. Certain of our products benefit from government incentive or tax credit programs and we cannot be assured that these incentive or tax credit programs will be maintained and for how long. On July 4, 2025, the United States enacted the OBBBA, which introduced substantial tax law changes, eliminates or reduces several tax credits and incentives applicable to energy related technologies, which has and may continue to negatively impact our business in the short term. For example, in July 2024, we received a grant from the U.S. Department of Energy (DOE) to facilitate the installation of residential solar and battery storage systems for disadvantaged Puerto Rican residents that the DOE has elected to stop funding going forward in 2026. If we fail to make innovations, experience unexpected delays and/or quality problems in launching products, or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older or obsolete product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

Growth of the data center market is difficult to project and may not be sustaining, and we may not be successful in achieving our growth, revenue, or profitability objectives in the future related to it.

The increasing use and development of artificial intelligence has created significant demand for the build out of data center infrastructure, which includes backup power generation. While we believe the potential for this business is very promising, the growth and development of this rapidly evolving industry is difficult to project. Our expectations regarding this market may not prove to be accurate or the market may not be sustainable. Our operating results may fluctuate moving forward as we develop this business and expand our offering of high output diesel generators. Our expectations around growth for this market may also place significant demands on our management team and require significant capital investment as well as other resources. The technical, operational, or general contractual requirements for certain large data center customers or projects can be significant. Challenges in meeting these requirements, due to evolving project specifications or changing customer or supplier circumstances, or other issues could result in delays, increased costs, reduced revenue, or reputational harm. Any such issues with our performance under these contracts could materially impact our net sales and operating results.  We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, or take advantage of the market opportunities. All of these could have an impact on our future objectives for growth, revenue, or profitability as well as our financial results and operations.

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

On February 9, 2026, the Company’s Board of Directors (Board) approved the current stock repurchase program that allows for the repurchase of up to $500 million of the Company’s common stock over a twenty-four-month period. Although our Board has authorized such share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Such program could also diminish our cash reserves. In addition, we may discontinue, modify or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board may deem relevant. Any modification, suspension, or termination of our share repurchase program could cause our stock price to decline. We cannot guarantee that such program will be fully consummated or that it will enhance long-term stockholder value.

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

Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions, most notably China, India, or the EU. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries. In particular, during 2025, the U.S. imposed new or increased tariffs and other countries, resulting in the imposition of retaliatory tariffs on the U.S., which increased costs in our supply chain. The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

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

Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period have and may continue to require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible to reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.

While we maintain insurance coverage in amounts that we believe are reasonable, we cannot assure we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that have or may arise. Any product liability claim may also include the imposition of punitive damages, the award of which may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

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

We rely heavily on technology both in our products and services for customers and in our IT systems used to run our business. Further, we collect and store sensitive information in cloud-based data centers and on our networks. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These actors may engage in fraudulent activities, theft of confidential or proprietary information and sabotage or ransomware.

We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. Our IT systems, our connected products, and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies or develop new connected products and related software. These attacks pose a risk to the security of our products, private data, systems and networks and those of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data and related systems. Use of artificial intelligence software may also create risks from the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. While we attempt to mitigate these risks through board oversight, hiring additional internal cyber-security professionals to manage risk mitigations, enhancing controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, multi-factor authentication, surveillance, encryption, and other measures, we remain vulnerable to inherent risks associated with information security threats.

We monitor cyber security threats and vulnerabilities in our systems, and we have experienced attacks targeting our IT systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. Despite the precautions we take, we have had, and could have again, an intrusion or infection of our systems or connected products. An attack on our IT systems or connected products could result in theft or disclosure of trade secrets or other intellectual property, a breach of confidential customer or employee information, or product failure or misuse. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

See "Item 1C. Cybersecurity" of this Annual Report on Form 10-K for additional information related to cybersecurity risks.

Risk factors related to our capital structure

We have indebtedness which could adversely affect our cash flow and our ability to make payments on our indebtedness.

As of December 31, 2025, we had total indebtedness of $1,333.1 million. Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. While we maintain interest rate swaps covering a portion of our outstanding debt, our interest expense could increase if interest rates increase because debt under our credit facilities bears interest at a variable rate based on Secured Overnight Financing Rate (SOFR) or other base rate. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we can accomplish. Our Tranche B Term Loan Facility matures on July 3, 2031, and our Tranche A Term Loan Facility as well as our Revolving Facility mature on July 1, 2030.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. As of  December 31, 2025, goodwill and other indefinite-lived intangibles tota led $1,594.4 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions, a significant increase in interest rate, changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances including any of the risk factors noted above. A reduction in net income resulting from the write-down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

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

For further information, see Note, “18. Commitments and Contingencies” in Item 8 of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s management and Board recognize the importance of strong oversight of cybersecurity risk, information security and technology in maintaining the trust and confidence of our customers, partners, employees and stockholders. Our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our Enterprise Risk Management (ERM) program in a similar fashion to other legal, compliance, operational, and financial risk areas. The Company maintains cybersecurity measures aligned with the National Institute of Standards and Technology Cybersecurity Framework (Framework) which organizes cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover, and looks to other standards as well to help identify, assess, and manage cybersecurity risks relevant to our business.

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

In addition, we have established a Cybersecurity Steering Committee comprised of members of executive leadership. The Steering Committee, in which our CIO and CISO participate, meets regularly and has established Company-wide policies and standards concerning cybersecurity matters. These policies cover areas such as threat protection, access controls, multifactor authentication, containment of confidential information and the use of the internet, email and wireless devices. We have an established incident response plan led by our CIO and CISO and depending on the nature and severity of the incident, requires escalating notifications up to our CEO and Board.

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

The CISO and information technology security team conduct regular risk assessments to assess the overall technology infrastructure and related business processes, identify and address potential security gaps and vulnerabilities, and identify areas requiring additional focus. These risk assessments extend to our supply chain, where cybersecurity health assessments are employed for certain critical suppliers. The results are used to calculate a Cybersecurity Risk Score, a key component of our Supply Chain Scorecard used to proactively identify and manage potential risks. Additionally, we require certain third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, as appropriate. Risk assessments are also performed on new products and software as part of our new product development process.

As part of our risk assessments, we engage third-party services for network penetration testing and security evaluations, conduct incident response table-top exercises, and perform regular testing of controls related to our financial information systems by our Internal Audit function.

In order to promote a culture of security awareness across our organization, employees are required to complete an annual cybersecurity awareness training and are provided with periodic information updates on cybersecurity threats. We also maintain cyber insurance policies to help partially mitigate the financial impact of a significant cybersecurity incident.

Despite our best efforts, we cannot guarantee that our security measures will prevent all potential cybersecurity incidents or breaches. Our systems are continually subject to sophisticated and evolving cyber threats, such as phishing, ransomware, social engineering, and advanced persistent threats. However, to date, we have not been subject to any incidents or cyber-attacks that have materially impacted our operations or financial condition. The Company has invested in developing and acquiring cybersecurity capabilities allowing us to monitor threats and manage incident response. We have also developed internal policies to reduce the impact of cybersecurity incidents, including providing clear guidelines for incident classification, escalation, and response. We recognize the importance of continued monitoring and improvement of our cybersecurity program, and will continue to evolve our security controls, cybersecurity risk management, incident response capabilities, and third-party vendor management protocols.

For additional information on the cybersecurity risks that we face, also see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties

We own or lease manufacturing, distribution, R&D, and office facilities globally totaling over eight million square feet. We also utilize third party inventory warehouses that accommodate material storage and rapid response requirements of our customers. The following table provides information about our principal owned or leased facilities exceeding 20,000 square feet:

Location	Owned/ Leased	Activities	Segment
Waukesha, WI	Owned	Corporate headquarters, R&D	Domestic
Pewaukee, WI	Owned	Sales, office	Domestic
Eagle, WI	Owned	Manufacturing, office, training	Domestic
Whitewater, WI	Owned	Manufacturing, office, warehouse	Domestic
Oshkosh, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Oshkosh, WI	Leased	Storage, distribution	Domestic
Berlin, WI	Owned	Manufacturing, office, warehouse, R&D	Domestic
Fond du Lac, WI	Leased	Warehouse	Domestic
Jefferson, WI	Owned	Manufacturing, office, distribution, R&D	Domestic
Jefferson, WI	Leased	Storage, distribution	Domestic
Janesville, WI	Leased	Distribution	Domestic
Richfield, WI	Leased	Storage, distribution	Domestic
Sussex, WI	Owned	Manufacturing, office	Domestic
Beaver Dam, WI	Owned	Manufacturing, office, training	Domestic
Augusta, GA	Leased	Storage, distribution	Domestic
Rockford, IL	Leased	Office, distribution, sales, training	Domestic
Shelton, CT	Leased	Office, warehouse	Domestic
Trenton, SC	Owned	Manufacturing, office, warehouse, distribution	Domestic
Stockton, CA	Leased	Sales, office, warehouse, training, distribution	Domestic
Corona, CA	Leased	Sales, office, storage, distribution	Domestic
Maquoketa, IA	Owned	Storage, rental property	Domestic
South Burlington, VT	Leased	Office, sales, R&D	Domestic
South Portland, ME	Leased	Sales, office, R&D	Domestic
Reno, NV	Leased	Warehouse, R&D	Domestic
Marlborough, MA	Leased	Sales, office, warehouse	Domestic
Toronto, Canada	Leased	Office, sales, R&D	Domestic
Hunmanby, United Kingdom	Owned	Manufacturing, office, storage, R&D, distribution, sales, training	International
Staffordshire, United Kingdom	Leased	Warehouse, office	International
Rugby, United Kingdom	Leased	Manufacturing, office, warehouse, R&D	International
Kolkata, India	Leased	Manufacturing, warehouse, office	International
Hidd, Bahrain	Leased	Manufacturing, warehouse, office	International
Celle, Germany	Owned	Manufacturing, office, warehouse, R&D	International
Fellbach, Germany	Leased	Sales, office, warehouse	International
Pfullingen, Germany	Leased	Manufacturing, sales, distribution, warehouse, office, R&D	International
Cravinhos, Brazil	Leased	Manufacturing, office, warehouse	International
Balsicas, Spain	Leased	Manufacturing, office, warehouse, R&D	International
Hidalgo, Mexico	Owned	Manufacturing, sales, distribution, warehouse, office, R&D	International
Saint-Nizier-sous-Charlieu, France	Leased	Sales, office, warehouse	International
Casole d’Elsa, Italy	Owned	Manufacturing, office, warehouse, R&D	International
Villanova d'Ardenghi, Italy	Owned	Manufacturing, office, warehouse	International
Sydney, Australia	Leased	Sales, office, warehouse	International
Foshan, China	Owned	Manufacturing, office, warehouse, R&D	International
Suzhou, China	Leased	Office, R&D	International

In addition to the countries represented above, the Company operates small facilities in the United Arab Emirates, Romania, Poland, and Colombia.

As of December 31, 2025, substantially all of our domestically-owned and a portion of our internationally-owned properties are subject to collateral provisions under our senior secured credit facilities.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2025, which consisted solely of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/01/25 - 10/31/25	2,776	$166.89	-	$199,340,001
11/01/25 - 11/30/25	352	$163.14	-	$199,340,001
12/01/25 - 12/31/25	5,458	$149.88	-	$199,340,001
Total	8,586	$155.92

For equity compensation plan information, refer to Note 17, “Share Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Programs,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

On December 4, 2025, Aaron Jagdfeld, Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of the Company’s common stock until February 26, 2027.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (S&P 500) Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, for the five-year period ended December 31, 2025. The graph and table assume $100 was invested on December 31, 2020, in each of our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Industrial Index, are based on our fiscal year.

COMPARISON OF CUMULATIVE TOTAL RETURN

Generac Holdings Inc.
S&P 500 Index - Total Return
S&P MidCap 400 Index
S&P 500 Industrials Index
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

ASSUMES $100 INVESTED ON DEC. 31, 2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2025

Company / Market / Peer Group	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Generac Holdings Inc.	$154.73	$44.25	$56.81	$68.15	$59.93
S&P 500 Index - Total Returns	128.71	105.40	133.10	166.40	196.16
S&P MidCap 400 Index	124.76	108.47	126.29	143.89	154.68
S&P 500 Industrials Index	121.12	114.48	135.24	158.87	189.72

Holders

As of February 13, 2026, there were 804 registered holders of record of Generac’s common stock. A substantially greater number of holders of Generac common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 1 – Business,” the consolidated financial statements, and the related notes thereto in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements refer to future events and our future financial performance, and are based on our expectations at the time of filing this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. - Risk Factors.” of this Annual Report on Form 10-K.

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. Generac provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services serving the residential, commercial, data center, telecom, rental, and industrial markets. The Company’s broad portfolio of energy technology offerings for homes and businesses enables its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and innovative energy solutions.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report on Form 10-K.

Business Drivers and Operational Factors

“Part I, Item 1. Business” of this Annual Report on Form 10-K contains information regarding business drivers, including key mega-trends and strategic growth themes under the subheading “Key Mega-Trends and Strategic Growth Themes.”

We are subject to various other business drivers and factors that can affect our results of operations, which we attempt to mitigate through factors we can control, including continued product development, expanded distribution, pricing, cost control, and hedging. Certain operational and other factors that affect our business include the following:

Impact of residential investment cycle. The market for our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators, solar and energy storage systems, and energy management devices. Trends in interest rates and the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. The existence of renewable energy mandates, investment tax credits, and other subsidies can also have an impact on the demand for solar and energy storage systems. The “One Big Beautiful Bill Act” (OBBBA) that was enacted in the United States in July 2025 accelerated the phase out of certain investment tax credits, resulting in a negative impact to the solar & storage market thereafter.

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our products. The capital investment cycle may differ for the various C&I end markets that we serve, including data centers, light commercial, retail, office, telecommunications, rental, industrial, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions around the world, fluctuations in interest rates & foreign currencies, trade policies, and geopolitical matters in the various countries where we serve, as well as credit availability in those regions.

Effect of commodity, currency, component price fluctuations, and resource availability. Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. Acquisitions in recent years have increased our use of advanced electronic components and battery cells that can fluctuate in terms of pricing and availability. Our international operations, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

Commodity, currency, and component price levels are increasingly subject to geopolitical uncertainty, including ongoing regional conflicts, shifts in U.S. and international trade policies, and the potential for new or increased tariffs. These factors, along with increased demand from data centers, have contributed to heightened volatility in commodity prices, particularly for raw materials such as steel, copper, and aluminum. Additionally, geopolitical instability can contribute to significant fluctuations in foreign currency exchange rates which can impact our reported financial performance from our foreign operations and supply chain.

We have historically attempted to mitigate the impact of any inflationary pressures through improved product design and sourcing, manufacturing efficiencies, price increases, and select hedging transactions. Our results are also influenced by changes in fuel prices in the form of freight rates, which in some cases are accepted by our customers and in other cases are paid by us.

Tariffs and international trade relations. Given our global supply chain and international operations, our business is impacted by tariffs and other changes in U.S. trade policy and international trade relations. For example, starting in the first quarter of 2025, the United States government enacted additional tariffs on goods imported into the U.S. from numerous countries, and certain countries announced tariffs on U.S. goods. Some of these tariffs have been subsequently modified or delayed, and the U.S. government has also stated it is willing to negotiate with respect to the tariffs it has enacted.

We have implemented price increases across many of our product offerings and are executing a number of supply chain initiatives to attempt to mitigate the impact of these tariffs on our profitability. Despite our efforts, these tariff actions and resulting price increases have created inflationary pressures for consumers, negatively impacting demand and margins for certain of our products. As U.S. trade policy continues to evolve, we will continue to evaluate the impact of future tariffs and take actions to mitigate and/or minimize their effects.

Seasonality. Although there is demand for our products throughout the year, in each of the past five years, approximately 20% to 25% of our net sales occurred in the first quarter, 23% to 28% in the second quarter, 24% to 27% in the third quarter, and 23% to 29% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. The second half of 2025 represented a very low level of baseline power outage activity, impacting demand for our residential products and resulting in quarterly net sales being more level-loaded as compared to our historical averages.

Acquisitions. Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information. The decrease in interest expense in the current year was primarily driven by lower borrowings, lower SOFR interest rates, and lower interest rate spreads during the year.

On July 1, 2025, we amended our Term Loan A Facility and Revolving Credit Facility, extending the maturity of both to July 1, 2030, revising the Term Loan A Facility outstanding principal balance to $700,000, reducing the Revolving Credit Facility borrowing capacity to $1,000,000, and redefining the Term Benchmark to replace the Adjusted Term SOFR Rate with the Term SOFR Rate, resulting in an interest rate spread reduction of 0.10%.

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the years ended December 31, 2025 and 2024 were 18.9% and 22.6%, respectively. The lower 2025 effective tax rate was driven primarily by the impact of certain favorable discrete tax items and their impact on a lower pre-tax income in the current year.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which became effective on January 1, 2024. In January 2026, the OECD released a new package of administrative guidance that effectively deems the United States tax system as compliant with Pillar Two, which is expected to eliminate additional top-up taxes across our global operations. This updated guidance package does not exempt the Company from Qualified Domestic Minimum Top-Up Taxes in foreign jurisdictions. As a result, we expect our cash taxes paid to remain subject to local minimum tax regimes where applicable. There was no impact to the financial results of the year ended December 31, 2025, and we do not expect the rules to have a material impact on our effective tax rate for the following year. We will update our future tax provisions based on new regulations or guidance accordingly.

On July 4, 2025, the United States signed the OBBBA into law. This legislation makes permanent several key provisions related to 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed. We expect to realize cash tax savings as a result of provisions related to bonus depreciation and domestic research and development expensing. These changes did not have a material impact on our effective income tax rate for 2025 as the changes relate to temporary differences in basis.

Components of Net Sales and Expenses

Net Sales

Our net sales primarily consist of the sale of products to our customers. This includes sales of our power generation equipment, energy storage systems, and other power products to the residential, commercial and industrial markets, as well as service parts to our dealer network. Net sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Additionally, we offer other services, including extended warranties, installation, maintenance, telecom facility design and build, and remote monitoring. These services accounted for approximately 4% of our net sales for the year ended December 31, 2025. Refer to Note 2, “Summary of Accounting Policies - Revenue Recognition,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our revenue streams and related revenue recognition accounting policies.

We are not dependent on any one channel or customer for our net sales, with no single customer representing more than 4% of our net sales, and our top ten customers representing approximately 18% of our net sales in aggregate for the year ended December 31, 2025.

Costs of Goods Sold

The principal elements of costs of goods sold are component parts, raw materials, inbound and outbound freight, factory overhead and labor. The principal component parts are engines, alternators, batteries, electronic controls, and steel enclosures. We design and manufacture air-cooled engines for certain of our generators up to 28kW, along with certain liquid-cooled, natural gas engines. We source engines for certain of our smaller products and all of our diesel products. For certain natural gas engines, we source the base engine block, and then add a significant amount of value engineering, sub-systems and other content to the point that we are recognized as the original equipment manufacturer (OEM) of those engines. We design and manufacture many of the alternators for our generators. We also manufacture other generator components where we believe we have a design and cost advantage. We source component parts from an extensive global network of reliable, high-quality suppliers. In some cases, these relationships are proprietary. For certain energy technology products, we source these products complete from certain contract manufacturers using our designs.

The principal sourced raw materials used in the manufacturing process are steel, copper and aluminum. We are susceptible to fluctuations in the cost of these commodities, impacting our costs of goods sold. We seek to mitigate the impact of commodity price changes on our business through a continued focus on global sourcing, product design improvements, manufacturing efficiencies, price increases and select hedging transactions. We are also impacted by foreign currency fluctuations and global trade policies given our global supply chain. There is typically a lag between raw material price fluctuations and their effect on our costs of goods sold.

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

Research and development. Our research and development expenses include mechanical engineering, electronics engineering, and software development costs and support numerous projects covering all of our product lines. They also support our connectivity, remote monitoring, and energy management initiatives. We operate engineering facilities with extensive capabilities at many locations around the world with a focus on new product development, existing product improvement and cost containment. We are committed to innovation, research and development and rely on a combination of patents and trademarks to establish and protect our proprietary rights. Our research and development costs are expensed as incurred.

General and administrative. Our general and administrative expenses include personnel costs for accounting, information technology, human resources, legal, general and administrative employees, legal and professional services fees, information technology costs, insurance, travel and entertainment expense, adjustments to contingent acquisition consideration, share-based compensation costs, and other corporate expenses.

Amortization of intangibles. Our amortization of intangibles expense includes the straight-line amortization of finite-lived tradenames, customer lists, patents and technology, and other intangibles assets.

Other (Expense) Income

Other (expense) income includes the interest expense on our outstanding borrowings, amortization of deferred financing costs and original issue discount, credit facility commitment fees, and interest accretion on contingent acquisition consideration. Other (expense) income also includes other financial items such as losses on debt refinancing, investment income earned on our cash and cash equivalents, gains/losses on the sale of certain investments, and changes in the fair value of our investment in Wallbox N.V. warrants and equity securities.

Results of Operations

A detailed discussion of the year-over-year changes from the Company's fiscal 2023 results of operations to fiscal 2024 results of operations can be found in the Management's Discussion and Analysis section of the Company's fiscal 2024 Annual Report on Form 10-K filed February 19, 2025.

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table sets forth our consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Net sales	$4,209,147	$4,295,834	$(86,687)	-2.0%
Cost of goods sold	2,597,410	2,630,208	(32,798)	-1.2%
Gross profit	1,611,737	1,665,626	(53,889)	-3.2%
Operating expenses:
Selling and service	555,358	526,446	28,912	5.5%
Research and development	243,470	219,600	23,870	10.9%
General and administrative	422,211	285,095	137,116	48.1%
Amortization of intangible assets	101,507	97,743	3,764	3.9%
Total operating expenses	1,322,546	1,128,884	193,662	17.2%
Income from operations	289,191	536,742	(247,551)	-46.1%
Total other expense, net	(90,131)	(127,304)	37,173	29.2%
Income before provision for income taxes	199,060	409,438	(210,378)	-51.4%
Provision for income taxes	37,706	92,460	(54,754)	-59.2%
Net income	161,354	316,978	(155,624)	-49.1%
Net income attributable to noncontrolling interests	1,800	663	1,137	171.5%
Net income attributable to Generac Holdings Inc.	$159,554	$316,315	$(156,761)	-49.6%

The following sets forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Domestic	$3,470,966	$3,599,149	$(128,183)	-3.6%
International	738,181	696,685	41,496	6.0%
Total net sales	$4,209,147	$4,295,834	$(86,687)	-2.0%

	Total Sales by Reportable Segment
	Year Ended December 31, 2025			Year Ended December 31, 2024
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Domestic	$3,470,966	$23,205	$3,494,171	$3,599,149	$35,932	$3,635,081
International	738,181	39,250	777,431	696,685	28,700	725,385
Intercompany elimination	-	(62,455)	(62,455)	-	(64,632)	(64,632)
Total net sales	$4,209,147	$-	$4,209,147	$4,295,834	$-	$4,295,834

	Adjusted EBITDA by Reportable Segment
	Year Ended December 31,
	2025	2024	$ Change	% Change
Domestic	$597,915	$693,203	$(95,288)	-13.7%
International	117,627	95,898	21,729	22.7%
Total Adjusted EBITDA	$715,542	$789,101	$(73,559)	-9.3%

The following table sets forth our net sales by product class for the periods indicated:

	Net Sales by Product Class
	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Residential products	$2,266,912	$2,433,474	$(166,562)	-6.8%
Commercial & Industrial products	1,457,385	1,389,469	67,916	4.9%
Other	484,850	472,891	11,959	2.5%
Total net sales	$4,209,147	$4,295,834	$(86,687)	-2.0%

Net sales.    The decrease in domestic segment sales for the year ended December 31, 2025, was primarily driven by a decrease in residential product sales, most notably in home standby and portable generators as a result of the significantly lower power outage environment together with a strong prior year comparison which included multiple major landed hurricanes. This was partially offset by robust growth in residential energy technology sales, revenue from products sold to data center customers, and higher shipments of C&I products to the industrial distributor and telecom channels.

The increase in international segment sales for the year ended December 31, 2025, was primarily driven by revenue to data center customers, an increase in global sales of controls solutions, and the favorable impact of foreign exchange rates.

In addition, total net sales from non-annualized acquisitions for the year ended December 31, 2025, were $28.3 million, entirely in the domestic segment.

Gross profit.    Gross profit margin for the year ended December 31, 2025 was 38.3% compared to 38.8% for the year ended December 31, 2024. The decrease in gross profit margin was primarily driven by higher inputs costs, unfavorable sales mix, and a certain inventory provision as disclosed in the reconciliation table below. This decline was partially offset by higher price realization.

Operating expenses.    Operating expenses increased $193.7 million, or 17.2%  as compared to the prior year. The increase in operating expenses was driven by higher employee & marketing costs along with higher warranty provision related to the Department of Energy program in Puerto Rico, partially offset by lower incentive-based compensation. 2025 operating expenses also include $142.3 million of legal provisions, settlements, patent related costs, and other costs related to certain legal matters. (see Note 18, “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information).  2024 operating expenses included $10.5 million of legal provisions and other costs related to patent and other litigation (see Note 18, “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information).

Other expense.    The decrease in other expense, net in 2025 was driven primarily by a reduced loss from the change in fair value of our investment in warrants and equity securities of Wallbox N.V. and a decrease in interest expense, as compared to the prior year.

Provision for income taxes.    The effective income tax rates for the years ended December 31, 2025 and 2024 were 18.9%  and 22.6%, respectively. The decrease in the effective tax rate was driven primarily by the impact of certain discrete tax items and their impact on a lower pre-tax income in the current year.

Net income attributable to Generac Holdings Inc.    Net income attributable to Generac Holdings Inc. was $159.6 million as compared to $316.3 million in the prior year period. The decrease was primarily driven by lower sales and gross margin, along with the higher 2025 operating expenses noted above.

Adjusted EBITDA.    Adjusted EBITDA is defined and reconciled to net income in, “Non-GAAP Measures – Adjusted EBITDA” included below in Item 7 of this Annual Report on Form 10-K. Adjusted EBITDA margins for the domestic segment for the year ended December 31, 2025 were 17.1% of domestic segment total sales compared to 19.1% for the year ended December 31, 2024. This margin decline was primarily driven by unfavorable sales mix, higher input costs, and operating deleverage on lower sales volumes, partially offset by increased price cost realization.

Adjusted EBITDA margins for the international segment, before deducting for non-controlling interests, for the year ended December 31, 2025 were 15.1% of international segment total sales compared to 13.2% in the prior year. This margin increase was primarily due to favorable sales mix and price/cost realization.

Adjusted net income.    Adjusted Net Income is defined and reconciled to net income in, “Non-GAAP Measures – Adjusted Net Income” included below in Item 7 of this Annual Report on Form 10-K. Adjusted Net Income was $376.0 million for the year ended December 31, 2025 compared to $438.5 million for the year ended December 31, 2024, with the decrease primarily due to lower net income in the current year as outlined above, together with the impact of various add-backs in the current and prior years.

Liquidity and Financial Position

Our primary cash requirements include payment for raw materials and components, salaries and benefits, facility and lease costs, operating expenses, interest and principal payments on debt, and capital expenditures. We finance our operations primarily from cash flow generated from operations and, if necessary, borrowings under our revolving credit facility.

On July 1, 2025, we amended our Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700 million (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1 billion (New Revolving Facility) (collectively the New Credit Agreements) and redefining the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreements), resulting in an interest rate reduction of 0.10%. The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026. The New Tranche A Term Loan Facility and the New Revolving Facility bear interest at a rate based on SOFR plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%. As of December 31, 2025, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility was 5.12%.

In accordance with ASC 470-50, we capitalized $5.3 million of debt issuance costs related to this refinancing transaction. Additionally, we wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $0.4 million and expensed $0.8 million of third-party fees as a loss on refinancing of debt.

As of December 31, 2025, there was $494 million outstanding under the Term Loan B Facility, $700 million outstanding under the New Tranche A Term Loan Facility, and there were no borrowings on the New Revolving Facility, leaving $999.3 million of unused capacity, net of outstanding letters of credit.

The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of December 31, 2025, the interest rate for the Term Loan B Facility was 5.62%. The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the Term Loan B Facility credit agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of December 31, 2025, our net secured leverage ratio was 1.32 to 1.00, and we were in compliance with all covenants of the Facility. There are no financial maintenance covenants on the Term Loan B Facility. The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of December 31, 2025, our total leverage ratio was 1.39 to 1.00, and our interest coverage ratio was 11.76 to 1.00. We were also in compliance with all other covenants of the New Credit Agreements as of December 31, 2025.

On February 12, 2024, our Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500.0 million of our common stock over a twenty-four-month period. Additionally, on February 9, 2026, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $199.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2025, and 2024, we repurchased 1,109,206 shares of our common stock for $147.9 million, and 1,046,351 shares of our common stock for $152.7 million, respectively. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer at cost. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 13% of net sales for the years ended December 31, 2025 and 2024. The amount financed by dealers which remained outstanding was $149.7 million and $165.4 million as of December 31, 2025 and 2024, respectively.

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

Long-term Liquidity

As of December 31, 2025, we had total liquidity of $1,340.7 million which consisted of $341.4 million of cash and cash equivalents and $999.3 million of availability under our New Revolving Facility.

We believe our cash and cash equivalents, cash flow from operations, availability under our New Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other activities that could potentially drive incremental shareholder value.

Cash Flow

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table summarizes our cash flows by source (use) for the periods presented:

	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$437,978	$741,301	$(303,323)	-40.9%
Net cash used in investing activities	(172,904)	(208,712)	35,808	17.2%
Net cash used in financing activities	(212,719)	(448,835)	236,116	52.6%
Effect of foreign exchange rate changes on cash and cash equivalents	7,781	(3,471)	11,252	-324.2%
Net increase in cash and cash equivalents	$60,136	$80,283	$(20,147)	-25.1%

The decrease in net cash provided by operating activities was primarily driven by a significant reduction in net working capital in the prior year which did not repeat and lower operating earnings as compared to the prior year. This was partially offset by lower cash tax payments.

The $172.9 million net cash used in investing activities for the year ended December 31, 2025 primarily represents cash payments of $169.9 million for the purchase of property and equipment (net of $12.2 million of capital expenditures in accounts payable as of December 31, 2025), $3.0 million for the purchase of long-term investments, and $3.1 million related to other investing activities. These were partially offset by $3.1 million of cash proceeds received from the sale of property and equipment.

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

The $212.7 million net cash used in financing activities for the year ended December 31, 2025 primarily represents proceeds of $36.4 million from short-term borrowings, $132.8 million from long-term borrowings, $1.0 million of contributions received from the noncontrolling interest holder of a subsidiary, and $4.9 million from the exercise of stock options. These cash proceeds were more than offset by $216.7 million of debt repayments ($48.2 million of short-term borrowings and $168.5 million of long-term borrowings and finance lease obligations), $147.9 million of share repurchases, $5.3 million of debt issuance costs, $2.7 million payment of contingent acquisition consideration, $14.3 million for taxes paid related to equity awards, and $0.9 million of other financing activities.

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

Covenant Compliance

Our Term Loans restrict the aggregate amount of dividends and distributions that can be paid and, in certain circumstances, requires pro forma compliance with certain fixed charge coverage ratios or gross leverage ratios, as applicable, in order to pay certain dividends and distributions. Our Term Loans also contain other affirmative and negative covenants that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers or consolidations, asset sales, acquisitions, transactions with affiliates, prepayments of certain other indebtedness, and modifications of our organizational documents. The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, an interest coverage ratio above 3.00 to 1.00, and may require an excess cash flow payment. As of December 31, 2025, the Company’s total leverage ratio was 1.39 to 1.00, and the Company's interest coverage ratio was 11.76 to 1.00. The Company was not required to make an excess cash flow payment as of December 31, 2025. The Company was also in compliance with all other covenants of the Amended Credit Agreement as of December 31, 2025.

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

Capital Expenditures

Our operations require capital expenditures for facilities and related improvements, technology, research & development, tooling, equipment, capacity expansion, internal use software, IT systems & infrastructure, and upgrades. Capital expenditures were $169.9 million, $136.7 million, and $129.1 million in the years ended December 31, 2025, 2024 and 2023, respectively, and were funded primarily from cash from operations.

Critical Accounting Policies and Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. generally accepted accounting principles (U.S. GAAP), and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; and income taxes. The following is a discussion of critical accounting estimates in each of these areas.

Goodwill and Other Indefinite-Lived Intangible Assets

When preparing a discounted cash flow analysis for purposes of our annual impairment test, we make a number of key estimates and assumptions. We estimate the future cash flows of the business based on historical and forecasted revenues and operating costs. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted average cost of capital for the underlying business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market betas, risk-free rate of return and estimated costs of borrowing.

In our October 31, 2025 impairment test calculation, the Clean Energy reporting unit had an estimated fair value that exceeded its carrying value by approximately 20%. The carrying value of the Clean Energy goodwill was $79.0 million. Key financial assumptions utilized to determine the fair value of the reporting unit include accelerating long-term demand growth due to a confluence of factors expected to drive power prices meaningfully higher in the future, cost improvements in renewable energy and energy storage technologies which are expected to improve profit margins, the development and launch of additional products, a 3% terminal growth rate and a 13.6% discount rate. The reporting unit’s fair value would approximate its carrying value with a 100 basis point increase in the discount rate or a 210 basis point reduction in the compound annual sales growth rate and terminal growth rate.

As noted above, a considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived intangible asset impairment tests. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a rising interest rate environment;
●	a prolonged global or regional economic downturn;
●	a significant decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors, the business climate, or regulatory environment;
●	an adverse action or assessment by a regulator;
●	an inability to gain market share in our markets;
●	disruptions to the Company’s business;
●	inability to effectively integrate acquired businesses;
●	loss of key management and employees
●	unexpected or unplanned changes in the use of assets or entity structure; and
●	business divestitures.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair values may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition. We performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2025, 2024 and 2023, and found no impairment.

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

We believe Adjusted EBITDA is used by securities analysts, investors and other interested parties in the evaluation of the Company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with results prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

●

Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance excluding the impact of items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired;

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

●	we believe to be akin to, or associated with, interest expense, such as administrative agent fees, revolving credit facility commitment fees and letter of credit fees; or
●	are non-cash in nature, such as share-based compensation expense; or
●	the provision for legal and regulatory charges adjusts for matters that are significant and not part of the ordinary routine litigation or regulatory matters incidental to the Company’s business, including but not limited to large suits and settlements, class action lawsuits, government inquiries, and certain intellectual property litigation.

We explain in more detail in the footnotes (a) through (g) below why we believe these adjustments are useful in calculating Adjusted EBITDA as a measure of our operating performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	2023
Net income attributable to Generac Holdings Inc.	$159,554	$316,315	$214,606
Net income attributable to noncontrolling interests	1,800	663	2,514
Net income	161,354	316,978	217,120
Interest expense	70,697	89,713	97,627
Depreciation and amortization	194,835	171,768	166,602
Provision for income taxes	37,706	92,460	73,180
Non-cash write-down and other adjustments (a)	6,636	4,757	(5,953)
Non-cash share-based compensation expense (b)	49,947	49,248	35,492
Transaction costs and credit facility fees (c)	3,976	5,097	4,054
Business optimization and other charges (d)	7,301	4,752	10,551
Provision for legal, regulatory, and other costs (e)	157,981	10,931	38,490
Change in fair value of investments (f)	20,610	38,006	-
Loss on refinancing of debt (g)	1,225	4,861	-
Other	3,274	530	696
Adjusted EBITDA	715,542	789,101	637,859
Adjusted EBITDA attributable to noncontrolling interests	2,648	1,175	4,687
Adjusted EBITDA attributable to Generac Holdings Inc.	$712,894	$787,926	$633,172

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

(e) Represents the following litigation, regulatory, and other matters that are not indicative of our ongoing operations:

   •  Legal expenses, judgments, and settlements related to certain patent lawsuits - $7.5 million in 2025; $9.2 million in 2024; $27.3 million in 2023.
   •  Legal expenses and settlements related to certain class action lawsuits - $22.7 million in 2025, which includes a $15.0 million provision for a multi-district class action settlement related to clean energy products; $1.3 million in 2024; $1.0 million in 2023.

   •  Legal expenses related to certain government inquiries and other significant matters - $7.6 million in 2025.
   •  Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $0.4 million in 2024; $4.4 million additional customer support costs in 2023.
  •  A provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the Consumer Product Safety Act (CPSA) in relation to certain portable generators that were subject to a voluntary recall previously announced on July 29, 2021 - $5.8 million in 2023.

   •  A provision of $104.5 million, net in the fourth quarter of 2025 for a settlement agreement (in principle) related to a certain portable generator product liability case deemed outside the ordinary course of routine litigation for the Company.

      •  A $15.6 million net inventory provision in the fourth quarter of 2025 related to the settlement of a contract dispute with a supplier for a discontinued product.

(f) Represents non-cash losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g) For the year ended December 31, 2025, the loss represents the third-party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Tranche A Term Loan Facility and Revolving Debt Facility.  For the year ended December 31, 2024, the loss represents fees paid to creditors and the write-off of the unamortized original issue discount and deferred financing costs in connection with the refinancing of the Tranche B Term Loan Facility. Refer to Note 12, “Credit Agreements,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
●	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Year Ended December 31,
(U.S. Dollars in thousands)	2025	2024	2023
Net income attributable to Generac Holdings Inc.	$159,554	$316,315	$214,606
Net income attributable to noncontrolling interests	1,800	663	2,514
Net income	161,354	316,978	217,120
Amortization of intangible assets	101,507	97,743	104,194
Amortization of deferred financing costs and original issue discount	2,380	3,242	3,885
Transaction costs and other purchase accounting adjustments (a)	1,797	2,717	2,089
Loss/(gain) attributable to business or asset dispositions (b)	4,295	65	(119)
Business optimization and other charges (c)	7,301	4,752	10,551
Provision for legal, regulatory, and other costs (c)	157,981	10,931	38,490
Change in fair value of investments (c)	20,610	38,006	-
Loss on refinancing of debt (c)	1,225	4,861	-
Tax effect of add backs	(80,658)	(40,173)	(38,384)
Adjusted net income	377,792	439,122	337,826
Adjusted net income attributable to noncontrolling interests	1,800	663	2,514
Adjusted net income attributable to Generac Holdings Inc.	$375,992	$438,459	$335,312

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

The following is a summary of the 24 foreign currency forward contracts outstanding as of December 31, 2025 (notional amounts in thousands of U.S. dollars).

Currency Denomination	Trade Dates	Effective Dates	Notional Amount	Expiration Dates
AUD	11/19/25 - 12/16/25	11/19/25 - 12/16/25	$12,450	1/14/26 - 1/28/26
GBP	12/16/25	12/16/25	$1,600	1/21/26

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

Periodically, we engage in certain commodity risk management activities to mitigate the impact of potential price fluctuations on our financial results. These derivatives typically have maturities of less than eighteen months. As of December 31, 2025, we had the following commodity forward contract outstanding (notional amounts in thousands of U.S. dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Expiration Date
High Grade Copper	August 8, 2025	September 1, 2025	$1,924	June 30, 2026

Interest Rates

As of December 31, 2025, all of the outstanding debt under our Term Loans and Revolving Facility was subject to floating interest rate risk. As of December 31, 2025, we had the following interest rate swap contracts outstanding to help minimize our borrowing costs (notional amount in thousands of U.S. dollars):

Hedged Item	Contract Date	Effective Date	Notional Amount	Fixed SOFR Rate	Expiration Date
SOFR Interest Rate	March 4, 2020	May 31, 2023	$200,000	1.0380%	December 13, 2026
SOFR Interest Rate	March 5, 2020	May 31, 2023	$100,000	0.9700%	December 13, 2026
SOFR Interest Rate	March 6, 2020	May 31, 2023	$200,000	0.8580%	December 13, 2026

In July 2025, in conjunction with the amendments to the Company's credit agreements discussed further in Note 12, “Credit Agreements,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company modified its interest rate swaps to match that of the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. As of December 31, 2025, the fair value of these interest rate swaps was an asset of $11.6 million, excluding the impact of credit risk. Even after giving effect to these swaps, we are exposed to risks due to changes in interest rates with respect to the portions of our Term Loans and Revolving Facility that are not covered by the swaps. A hypothetical change in the SOFR interest rate of 100 basis points would have changed annual interest expense by approximately $7.4 million (or, without the swaps in place, approximately $12.4 million) in 2025.

For additional information on the Company’s foreign currency and commodity forward contracts and interest rate swaps, including amounts charged to the statements of comprehensive income during 2025, 2024, and 2023, refer to Note 5, “Derivative Instruments and Hedging Activities,” and Note 6, “Accumulated Other Comprehensive Income (Loss),” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue transactions included the following, among others:

●	We tested the design, implementation, and operating effectiveness of the controls within the relevant revenue business processes, including controls over revenue recognition and operating results.
●	For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recorded to source documents and determined that revenue was recognized appropriately.
●	For the revenue populations subject to detail transaction testing, we tested the completeness of revenue by making selections from reciprocal populations and determined whether the transaction was recorded as a sale in the general ledger.
●	For revenue transactions not subject to detail transaction testing we evaluated recorded activity based on analytical procedures using regression analyses to develop an expectation of the revenue balance at the product class level.

Goodwill - Refer to Notes 2 and 9 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. This requires management to make significant estimates and assumptions related to discounts rates and forecasts of future revenues and operating margins. Changes in the assumptions could have a significant impact on the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance of the Clean Energy Reporting Unit (“Clean Energy”) as of December 31, 2025, was $79.0 million. The fair value of Clean Energy exceeded its carrying value by approximately 20% as of the October 31, 2025 measurement date and, therefore, no impairment was recognized. The Company plans to introduce new products for Clean Energy whose forecasted revenues contribute significantly to the fair value of Clean Energy and for which there is limited historical data.

Given the significant judgments made by management to estimate the fair value of Clean Energy, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue and operating margin of Clean Energy, specifically for the new products for which there is limited historical data, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of revenue and operating margin used by management to estimate the fair value of Clean Energy included the following, among others:

●	We tested the design, implementation, and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Clean Energy, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margin.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
●	We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.
●	Assessed management’s intent and/or ability to take specific actions included in the discounted cash flow model.
●	Due to the lack of historical experience available for the new products, we evaluated the reasonableness of management’s revenue and operating margin forecasts for the new products by comparing the forecasts to (1) the historical operating results of the Company’s similar existing products, (2) internal communications to management and the board of directors, (3) analyst reports, and (4) industry reports.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 18, 2026

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Generac Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Generac Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 18, 2026

Generac Holdings Inc.
Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$341,413	$281,277
Accounts receivable, less allowance for credit losses of $34,504 and $35,465 as of December 31, 2025 and 2024, respectively	602,739	612,107
Inventories	1,248,867	1,031,647
Prepaid expenses and other assets	269,459	107,139
Total current assets	2,462,478	2,032,170

Property and equipment, net	813,605	690,023

Customer lists, net	127,517	152,737
Patents and technology, net	338,308	379,095
Other intangible assets, net	10,011	20,026
Tradenames, net	199,430	206,664
Goodwill	1,467,094	1,436,261
Deferred income taxes	41,949	24,132
Operating lease and other assets	113,287	168,223
Total assets	$5,573,679	$5,109,331

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$50,618	$55,848
Accounts payable	436,583	458,693
Accrued wages and employee benefits	69,850	81,485
Accrued product warranty	44,716	56,127
Other accrued liabilities	591,387	313,401
Current portion of long-term borrowings and finance lease obligations	22,192	67,598
Total current liabilities	1,215,346	1,033,152

Long-term borrowings and finance lease obligations	1,260,256	1,210,776
Deferred income taxes	60,913	33,185
Deferred revenue	232,921	193,260
Operating lease and other long-term liabilities	165,197	141,515
Total liabilities	2,934,633	2,611,888

Redeemable noncontrolling interest	742	–

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,050,753 and 73,785,631 shares issued as of December 31, 2025 and 2024, respectively	741	738
Additional paid-in capital	1,187,419	1,133,756
Treasury stock, at cost, 15,373,990 and 14,173,697 shares as of December 31, 2025 and 2024, respectively	(1,358,053)	(1,196,997)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	3,003,557	2,844,296
Accumulated other comprehensive income (loss)	874	(85,399)
Stockholders’ equity attributable to Generac Holdings Inc.	2,632,422	2,494,278
Noncontrolling interests	5,882	3,165
Total stockholders’ equity	2,638,304	2,497,443
Total liabilities and stockholders’ equity	$5,573,679	$5,109,331

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023

Net sales	$4,209,147	$4,295,834	$4,022,667
Costs of goods sold	2,597,410	2,630,208	2,657,236
Gross profit	1,611,737	1,665,626	1,365,431

Operating expenses:
Selling and service	555,358	526,446	448,199
Research and development	243,470	219,600	173,443
General and administrative	422,211	285,095	253,396
Amortization of intangibles	101,507	97,743	104,194
Total operating expenses	1,322,546	1,128,884	979,232
Income from operations	289,191	536,742	386,199

Other (expense) income:
Interest expense	(70,697)	(89,713)	(97,627)
Investment income	7,673	7,605	4,272
Change in fair value of investments	(20,610)	(38,006)	–
Loss on refinancing of debt	(1,225)	(4,861)	–
Other, net	(5,272)	(2,329)	(2,544)
Total other expense, net	(90,131)	(127,304)	(95,899)

Income before provision for income taxes	199,060	409,438	290,300
Provision for income taxes	37,706	92,460	73,180
Net income	161,354	316,978	217,120
Net income attributable to noncontrolling interests	1,800	663	2,514
Net income attributable to Generac Holdings Inc.	$159,554	$316,315	$214,606

Other comprehensive income (loss):
Foreign currency translation adjustment	$99,817	$(62,842)	$57,963
Net unrealized loss on derivatives	(12,863)	(7,672)	(8,004)
Other comprehensive income (loss)	86,954	(70,514)	49,959
Total comprehensive income	248,308	246,464	267,079
Comprehensive income attributable to noncontrolling interests	2,481	405	2,581
Comprehensive income attributable to Generac Holdings Inc.	$245,827	$246,059	$264,498

Net income attributable to Generac Holdings Inc. per common share - basic:	$2.73	$5.46	$3.31
Weighted average common shares outstanding - basic:	58,523,642	59,559,797	61,265,060

Net income attributable to Generac Holdings Inc. per common share - diluted:	$2.69	$5.39	$3.27
Weighted average common shares outstanding - diluted:	59,275,781	60,350,412	62,058,387

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance as of December 31, 2022	72,701,257	$728	$1,016,138	(11,284,350)	$(808,491)	$(202,116)	$2,316,224	$(65,102)	$2,257,381	$1,874	$2,259,255
Unrealized loss on interest rate swaps, net of tax of $2,674								(8,004)	(8,004)		(8,004)
Foreign currency translation adjustment								57,963	57,963	128	58,091
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	482,855	5	3,345						3,350		3,350
Payment of acquisition contingent consideration	10,943	–	15,411	466,118	33,396				48,807		48,807
Net share settlement of restricted stock awards				(50,591)	(6,313)				(6,313)		(6,313)
Stock repurchases				(2,188,475)	(251,513)				(251,513)		(251,513)
Share-based compensation			35,492						35,492		35,492
Redemption value adjustment							(11,517)		(11,517)		(11,517)
Net income							214,606		214,606	816	215,422

Balance as of December 31, 2023	73,195,055	$733	$1,070,386	(13,057,298)	$(1,032,921)	$(202,116)	$2,519,313	$(15,143)	$2,340,252	$2,818	$2,343,070
Unrealized loss on interest rate swaps, net of tax of $2,563								(7,672)	(7,672)		(7,672)
Foreign currency translation adjustment								(62,584)	(62,584)	(258)	(62,842)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	590,576	5	14,122	8,417	–				14,127		14,127
Net share settlement of restricted stock awards				(78,465)	(11,333)				(11,333)		(11,333)
Stock repurchases				(1,046,351)	(152,743)				(152,743)		(152,743)
Share-based compensation			49,248						49,248		49,248
Redemption value adjustment							8,941		8,941		8,941
Cash dividends paid to noncontrolling interest of subsidiary							(273)		(273)		(273)
Net income							316,315		316,315	605	316,920

Balance as of December 31, 2024	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax of $4,232								(12,863)	(12,863)		(12,863)
Foreign currency translation adjustment								99,136	99,136	681	99,817
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	265,122	3	3,716						3,719		3,719
Net share settlement of restricted stock awards				(91,087)	(13,139)				(13,139)		(13,139)
Stock repurchases				(1,109,206)	(147,917)				(147,917)		(147,917)
Share-based compensation			49,947						49,947		49,947
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							159,554		159,554	2,036	161,590

Balance as of December 31, 2025	74,050,753	$741	$1,187,419	(15,373,990)	$(1,358,053)	$(202,116)	$3,003,557	$874	$2,632,422	$5,882	$2,638,304

See notes to consolidated financial statements.

Generac Holdings Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities
Net income	$161,354	$316,978	$217,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	93,328	74,025	62,408
Amortization of intangible assets	101,507	97,743	104,194
Amortization of deferred financing costs and original issue discount	2,380	3,242	3,885
Change in fair value of investments	20,610	38,006	–
Loss on refinancing of debt	1,225	4,861	–
Deferred income tax expense (benefit)	15,080	(60,615)	(34,478)
Share-based compensation expense	49,947	49,248	35,492
Loss (gain) on disposal of assets	(688)	138	(285)
Loss attributable to the disposition of a business	3,905	–	–
Other noncash charges	2,857	5,780	5,922
Excess tax benefits from equity awards	(404)	(5,069)	(977)
Net changes in operating assets and liabilities:
Accounts receivable	45,637	(82,816)	(18,272)
Inventories	(163,117)	122,952	262,670
Other assets	(40,109)	546	24,266
Accounts payable	(40,701)	123,571	(120,900)
Accrued wages and employee benefits	(13,555)	26,870	7,962
Other accrued liabilities	198,722	25,841	(27,337)
Net cash provided by operating activities	437,978	741,301	521,670

Investing activities
Proceeds from sale of property and equipment	3,078	211	2,896
Proceeds from beneficial interest in securitization transactions	–	–	3,294
Contribution to tax equity investment	–	(1,629)	(6,627)
Purchase of long-term investments	(3,035)	(37,821)	(32,592)
Proceeds from sale of long-term investments	–	2,000	–
Expenditures for property and equipment	(169,850)	(136,733)	(129,060)
Acquisition of businesses, net of cash acquired	(762)	(34,740)	(15,974)
Other investing activities	(2,335)	–	–
Net cash used in investing activities	(172,904)	(208,712)	(178,063)

Financing activities
Proceeds from short-term borrowings	36,402	29,219	64,257
Proceeds from long-term borrowings	132,826	541,475	348,827
Repayments of short-term borrowings	(48,211)	(54,548)	(37,104)
Repayments of long-term borrowings and finance lease obligations	(168,503)	(794,600)	(288,699)
Stock repurchases	(147,917)	(152,743)	(251,513)
Payment of debt issuance costs	(5,275)	(3,616)	–
Payment of contingent acquisition consideration	(2,700)	–	(4,979)
Payment of deferred acquisition consideration	(603)	(7,421)	–
Contributions received from noncontrolling interest in subsidiary	979	–	–
Dividends paid to noncontrolling interest of subsidiary	(293)	(273)	–
Purchase of additional ownership interest	–	(9,117)	(104,844)
Taxes paid related to equity awards	(14,284)	(24,769)	(10,897)
Proceeds from the exercise of stock options	4,860	27,558	7,815
Net cash used in financing activities	(212,719)	(448,835)	(277,137)

Effect of foreign exchange rate changes on cash and cash equivalents	7,781	(3,471)	1,801

Net increase in cash and cash equivalents	60,136	80,283	68,271
Cash and cash equivalents at beginning of period	281,277	200,994	132,723
Cash and cash equivalents at end of period	$341,413	$281,277	$200,994

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$75,874	$89,420	$84,027
Income taxes	89,415	148,828	100,082

See notes to consolidated financial statements.

Generac Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

(U.S. Dollars in Thousands, Except Share and Per Share Data)

1.	Description of Business

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management devices & solutions, and other power products and services to the residential, commercial, data center, telecom, rental, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in this Annual Report on Form 10-K for discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In November 2024, the Company acquired Wolverine Power Systems (Wolverine), headquartered in Zeeland, Michigan. Wolverine is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
●	In August 2024, the Company acquired the assets and liabilities of Ageto, LLC (Ageto). Ageto designs and integrates microgrid control solutions and is headquartered in Fort Collins, Colorado.
●	In June 2024, the Company closed on the acquisition of the Commercial & Industrial Battery Energy Storage System (C&I BESS) product offering from SunGrid Solutions Inc. located in Cambridge, Canada.
●	In April 2024, the Company acquired Huntington Power Equipment, Inc. (Huntington), headquartered in Shelton, Connecticut. Huntington is an industrial and residential generator distributor as well as a provider of maintenance and repair services.
●	In February 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial and industrial energy storage market, primarily in Europe.

2.	Summary of Accounting Policies

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

Concentration of Credit Risk

The Company maintains the majority of its domestic cash in a few commercial banks in multiple operating and investment accounts. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. One customer accounted for approximately 9% and 10% of accounts receivable as of  December 31, 2025 and 2024, respectively. No one customer accounted for greater than 4%, 5%, and 4%, of net sales during the years ended December 31, 2025, 2024, and 2023, respectively.

Accounts Receivable and Allowance for Credit Losses

The Company's trade and other receivables primarily arise from the sale of its products and services to independent residential dealers, industrial distributors and dealers, national and regional retailers, electrical/HVAC/solar wholesalers, e-commerce partners, equipment rental companies, equipment distributors, EPC companies, telecommunications and data center customers, and certain end users with payment terms generally ranging from 30 to 90 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers' ability to pay. These factors include the customer's financial condition, past payment experience, credit bureau information, and regional considerations.

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

The Company holds various credit insurance plans that cover the risk of loss up to specified amounts on certain trade receivables. As of December 31, 2025, the Company had gross receivables of $637,243 and an allowance for credit losses of $34,504.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including internal use software, is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are summarized below (in years). Costs of leasehold improvements are amortized over the lesser of the term of the lease (including renewal option periods) or the estimated useful lives of the improvements. The Company capitalizes internal use software and significant enhancements when the Company obtains a software license or develops the software internally. The Company capitalizes cloud computing software arrangements that qualify as service contracts if the Company has the contractual right to take possession of the software at any time during the contract period, without significant penalty and if it is feasible for the Company to either operate the software internally or contract with a third party to host the software on our behalf. Implementation costs incurred in cloud computing arrangements that are service contracts are recorded in prepaid expenses and other assets and operating lease and other assets in the Consolidated Balance Sheets and are amortized over the expected service period of the cloud computing arrangements. Finance lease right of use assets are included in property and equipment.

Land improvements	8	–	20
Buildings and improvements	10	–	40
Machinery and equipment	3	–	15
Dies and tools	3	–	10
Vehicles	3	–	6
Office & information technology equipment and internal use software	3	–	15
Leasehold improvements	2	–	20

Total depreciation and finance lease amortization expense was $93,328, $74,025, and $62,408 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company performed the required annual impairment tests for goodwill and other indefinite-lived intangible assets for the fiscal years 2025, 2024 and 2023, and found no impairment.

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

Debt Issuance Costs

Debt discounts and direct costs incurred in connection with the issuance or amendment of long-term debt are deferred and recorded as a reduction of outstanding debt or included in operating lease and other assets in the consolidated balance sheets. Deferred financing costs and original issue discount are amortized to interest expense using the effective interest method over the terms of the related credit agreements. $2,380, $3,242, and $3,885 of deferred financing costs and original issue discount were amortized to interest expense during fiscal years 2025, 2024, and 2023, respectively. Excluding the impact of any future long-term debt issuances or prepayments, estimated amortization to interest expense for the next five years is as follows: 2026 - $2,195; 2027 - $2,242; 2028 - $2,280; 2029 - $2,295; 2030 - $1,385.

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

Revenue Recognition

The Company recognizes revenue as products are transferred to, or services are performed for, customers in an amount reflecting the consideration which we expect to receive in return for those products and services.

The Company’s revenues primarily consist of product sales including residential and commercial & industrial generators, energy storage systems, smart thermostats and home monitoring products, and other power products including light towers and a broad line of outdoor power equipment.

The Company also offers various services and solutions, including extended warranties, remote monitoring offered through SaaS arrangements, installation, maintenance, data center and telecom design and build, and customer support and software maintenance.

We use executed sales agreements and purchase orders to determine the existence of a customer contract.

For each customer contract, we determine if the products and services promised to the customer are distinct performance obligations.  A product or service is distinct if both the following criteria are met at contract inception: (1) The customer can benefit from the product or service on its own or with other readily available resources, and (2) our promise to transfer the product or perform the service is separately identifiable from other promises in the contract.

For each performance obligation in a contract, we first determine whether the performance obligation is satisfied over time.  A performance obligation is satisfied over time if it meets any of the following criteria:

●	The customer simultaneously receives and consumes the benefits provided by our performance as we perform;
●	Our performance creates or enhances an asset that the customer controls as the asset is created or enhanced;
●	Our performance does not create an asset for which we have an alternative use and we have an enforceable right to payment for performance completed to date.

If one or more of these criteria are met, then we recognize revenue over time using a method that reflects performance under the contract.  If none of these criteria are met, then we recognize revenue at a point in time, when control transfers to the customer.

For the majority of our product sales, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue generally reflects the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other promotional incentives or allowances offered to our customers. Expected returns for damaged or defective product are estimated using the expected value method based on historical product return experience. Discounts and rebates offered to customers are typically defined in the master sales agreements with customers and, therefore, are recorded using the most likely amount method based on the terms of the contract. Promotional incentives are defined programs offered for short, specific periods of time and are estimated using the expected value method based on historical experience. The Company does not expect the transaction price for revenue recognized will be subject to a significant revenue reversal. As the Company’s product sale contracts and standard payment terms predominantly have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money. Sales, use, value add, and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Product revenues are typically recognized upon shipment or delivery to the customer. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer.

The Company offers standard warranty coverage on substantially all products that it sells and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based on historical warranty experience. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s standard warranties.

For services and solutions, the Company recognizes revenue at a point in time or over the period the related services are performed.

The Company’s services relate mainly to extended warranty coverage for certain products, which are accounted for as service warranties. In most cases, the extended warranty is sold as a separate contract. As such, extended warranty sales are considered a separate performance obligation, and the extended warranty transaction is separate and distinct from the product. The extended warranty transaction price is initially recorded as deferred revenue in the consolidated balance sheets and amortized on a straight-line basis to net sales in the consolidated statements of comprehensive income over the life of the contracts following the standard warranty period. For extended warranty contracts that the Company sells under a third-party marketing agreement, it is required to pay fees to the third-party service provider and classifies these fees as costs to obtain a contract. The contract costs are deferred and recorded as prepaid expenses and other assets when cost will be recognized in less than twelve months, and operating lease and other assets when cost will be recognized in more than twelve months, in the consolidated balance sheets. The deferred contract costs are amortized to cost of goods sold in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. Refer to Note 11, “Product Warranty Obligations,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the Company’s extended warranties.

Revenue from the Company’s SaaS arrangements, such as remote monitoring services which allow our customers to use hosted software over a contract period without taking possession of the software, are recognized over time during the period the customer is provided access to the software.

Lifetime customer support and software maintenance (support and maintenance) are provided primarily in conjunction with the Company’s sale of its smart thermostats.  The company allocates revenue to support and maintenance based on estimated stand-alone selling prices and recognizes the revenue over the estimated life of the thermostat.

The Company also provides back-up power solutions for data centers, including the product, enclosure packaging, project management and oversight of product delivery, installation, commissioning, and training. Revenue for the products sold under these contracts are typically recognized when the control of the underlying goods and services is transferred to the customer. In making this evaluation, the Company considers contractual terms and whether there is an alternative use for the good or service. Through this process, the Company has concluded that substantially all of the performance obligations under these contracts transfer control to the customer over time as a result of enforceable payment rights and the customized nature of its goods and services, which create assets without an alternative use. Revenue is recognized on performance obligations that are satisfied overtime by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under this method, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligations. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. If a loss is expected on a contract, the complete estimated loss is recorded in the period in which the loss is identified. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis in the period when the estimate changes.

Total service revenues accounted for approximately 4% of net sales during the years ended December 31, 2025, 2024 and 2023.

Contract Liabilities

While the Company’s standard payment terms are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods or services; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears after shipment of the product to the customer or performance of the service. Contracts with payment in arrears are recognized in the consolidated balance sheets as accounts receivable upon revenue recognition, while contracts where customers pay in advance of performance are recognized as deferred revenue and recorded in other accrued liabilities (for the portion expected to be recognized within twelve months) or deferred revenue (for the portion not expected to be recognized within twelve months) in the consolidated balance sheets, until revenue is recognized.

Below is a summary of our short-term and long-term contract liabilities balance, excluding the extended warranty deferred revenue balance disclosed in Note 11:

	December 31, 2025	December 31, 2024
Balance as of beginning of year	$97,821	$19,173
Balance as of end of period	$151,257	$26,858

During the year ended December 31, 2025, the Company recognized revenue of $61,299 related to amounts included in the December 31, 2024 deferred revenue balance.  During the year ended December 31, 2024, the Company recognized revenue of $19,173 related to amounts included in the December 31, 2023 deferred revenue balance. As of December 31, 2025, the aggregate amount of revenue that the Company expects to recognize on remaining performance obligations (excluding extended warranty) was $378,782, of which 100% is expected to be recognized as revenue over the next two years.  We have applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original term of one year or less.

Refer to Note 7, “Segment Reporting,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the Company’s disaggregated revenue disclosure. The information discussed above is applicable to each of the Company’s product classes.

Advertising and Co-Op Advertising

Expenditures for advertising, included in selling and service expenses in the consolidated statements of comprehensive income, are expensed as incurred. Expenditures for advertising production costs are expensed when the related advertisement is first run. Expenditures for Co-Op advertising are expensed when claimed by the customer. Total expenditures for advertising were $123,202, $116,550, and $118,303 for the years ended December 31, 2025, 2024 and 2023, respectively.

Research and Development

The Company expenses research and development costs as incurred. Total expenditures incurred for research and development were $243,470, $219,600, and $173,443 for the years ended December 31, 2025, 2024 and 2023, respectively.

Foreign Currency Translation and Transactions

Balance sheet amounts for non-U.S. Dollar functional currency subsidiaries are translated into U.S. Dollars at the rates of exchange in effect at the end of the fiscal year. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related balance sheet translation adjustments are made directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as incurred in the consolidated statements of comprehensive income.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the Tranche A Term Loan Facility borrowing, which has a net carrying value of $696,780, was approximately $693,000 (Level 2) as of  December 31, 2025. The fair value of the Tranche B Term Loan Facility borrowing, which has a net carrying value of $491,297, was approximately $494,984 (Level 2) as of  December 31, 2025. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

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

The fair value of the Wallbox stock warrants is classified as Level 3. The fair value of these warrants is measured using a Black Scholes option pricing model, with significant inputs derived from or corroborated by observable market data as well as internal estimates, specifically the time period until exercise. The warrants received in 2025, 2024, and 2023 expire at the earlier of when the price per share equals or exceeds $120.00 or in 2028, 2028, and 2029, respectively. The time period until exercise assumption has a significant impact on the fair value of the warrants.

Equity Securities

Equity securities consist of shares of Wallbox N.V's (Wallbox) Class A common stock (Wallbox Shares). The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The investment in Wallbox Shares is included in operating lease and other assets in the consolidated balance sheets. The fair value of the investment in Wallbox Shares was $4,457 and $19,075 as of December 31, 2025, and December 31, 2024, respectively. Gains and losses attributable to the Wallbox Shares change in fair value are recognized in other expense, net in the consolidated statements of comprehensive income. The loss recognized on the investment in Wallbox Shares was $14,617 and $30,679 for the years ended December 31, 2025 and 2024, respectively. For additional information regarding the Company's investment in Wallbox, see Note 5, “Derivative Instruments and Hedging Activities”.

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

The combined fair value of contingent consideration for the Chilicon Power LLC (Chilicon) and Ageto acquisitions as of December 31, 2025, and for the Chilicon, Ageto, and PR Industrial S.r.l. (Pramac) acquisitions as of December 31, 2024, was $32,872 and $34,114, respectively. The contingent consideration period for Pramac ended as of  December 31, 2025. The contingent consideration period for Chilicon extends through December 31, 2028 and is paid annually based on incremental earnings and upon achievement of certain milestones. The contingent consideration for Ageto is paid in equal increments with one third of the contingent consideration earned as of August 1, 2025, and the remaining two increments capable of being earned on August 1, 2026 and August 1, 2027. The current portion of contingent consideration totals $11,175 and is reported in other accrued liabilities, and the non-current portion totals $21,697 and is reported in operating lease and other long-term liabilities in the consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2025	$34,114
Payment of contingent consideration (1)	(2,700)
Present value interest accretion	1,458
Ending balance, December 31, 2025	$32,872

(1) Represents payments of $2,700 in cash for the Ageto acquisition.

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

New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standard updates (ASUs) to the FASB Accounting Standards Codification.

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

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, the Company must consistently categorize and provide greater disaggregation of information in the rate reconciliation. It must also further disaggregate income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2025 on a retrospective basis, which did not have a material impact on the Company's consolidated financial statements. Refer to Note 15, “Income Taxes” for the additional disclosures required by the adoption of this ASU.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during 2025 that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

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

The Company recorded its preliminary purchase price allocation for C&I BESS and Huntington during the second quarter of 2024, and the Company recorded its preliminary purchase price allocation for Ageto and Wolverine during the third quarter and fourth quarter of 2024, respectively, based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for C&I BESS and Huntington was finalized in the second quarter of 2025, while purchase accounting for Ageto and Wolverine was finalized in the third quarter and fourth quarter of 2025, respectively. There were no material adjustments to the Company's preliminary estimates for Wolverine, Ageto, C&I BESS, or Huntington. The final combined purchase price for Wolverine, Ageto, C&I BESS, and Huntington was $45,765. The accompanying consolidated financial statements include the results of the acquired businesses since their dates of acquisition.

Fiscal 2023 Acquisitions

On February 1, 2023, the Company acquired REFUstor, headquartered in Pfullingen, Germany. REFUstor is a developer and supplier of battery storage hardware products, advanced software, and platform services for the commercial & industrial energy storage market.

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

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed for all acquisitions completed during 2023 and 2024 are shown below. No material acquisitions were completed in 2025.

	2024 Acquisitions	2023 Acquisitions
Accounts receivable	$9,528	$347
Inventories	9,835	1,239
Prepaid expenses and other current assets	786	166
Property and equipment	809	5,843
Intangible assets	19,311	6,174
Goodwill	16,354	5,363
Other assets	4,461	837
Total assets acquired	61,084	19,969

Accounts payable	2,420	1,278
Accrued wages and employee benefits	1,204	264
Other accrued liabilities	9,074	236
Current portion of long-term borrowings and finance lease obligations	146	-
Deferred income taxes	803	2,007
Other long-term liabilities	1,490	57
Long-term debt	182	-
Net assets acquired	$45,765	$16,127

Pro forma and other financial information are not presented as the effects of the Company's acquisitions since 2023 are not material to the Company's results of operations or financial position.

4.	Redeemable Noncontrolling Interest

The Company entered into a joint venture with E.A. Juffali & Brothers ("Juffali") on August 7, 2025, based in Bahrain, aiming to expand its footprint in the Middle East region. The joint venture, operating under the name Generac Juffali Generators WLL, will function as a distinct legal entity with ownership interests divided between the Company and Juffali at 51% and 49%, respectively. As the Company holds a controlling financial interest in the joint venture's operating entity, it will consolidate the entity. During the third quarter of 2025, Juffali funded 49% of the total capital contributed to the new legal entity. The issuance date fair value of the 49% noncontrolling interest was $979 and was recorded in the consolidated balance sheets as a redeemable noncontrolling interest. This classification is based on Juffali’s right to require redemption of its interest in Generac Juffali Generators under specific triggering circumstances outlined in the joint venture agreement. The redeemable noncontrolling interest is initially recognized at its issuance date fair value and is adjusted each reporting period to reflect the noncontrolling interests’ share of comprehensive income. If the redeemable noncontrolling interest becomes currently redeemable or is probable of becoming currently redeemable, it is then adjusted to the greater of the redemption value or the carrying value, with any redemption value adjustments being recorded directly to retained earnings in the consolidated balance sheets.

On March 1, 2016, the Company acquired a 65% ownership interest in PR Industrial S.r.l. and its subsidiaries (Pramac). The 35% noncontrolling interest in Pramac had an acquisition date fair value of $34,253 and was recorded as a redeemable noncontrolling interest in the consolidated balance sheets, as the noncontrolling interest holder had within its control the right to require the Company to redeem its interest in Pramac. In May 2021, the Company exercised its call option rights and paid a purchase price of $27,164 to purchase an additional 15% ownership interest in Pramac, bringing the Company's total ownership interest in Pramac to 80%. On March 8, 2023, the Company and the noncontrolling interest holder entered into an agreement whereby the Company acquired the remaining 20% ownership interest in Pramac for a purchase price of $116,754, which brought the Company's total ownership interest in Pramac to 100%. The purchase price for the remaining 20% ownership interest included $105,264 of initial consideration, which included a cash payment of $104,844 and a $420 gain on a foreign currency settlement in the first quarter of 2023, and $11,490 of contingent deferred consideration of up to 135,205 restricted shares that were issued based on the twenty day volume weighted average price of the Company’s stock ending on December 31, 2022. Accordingly, there was no redeemable noncontrolling interest related to Pramac as of December 31, 2023. This contingent deferred consideration was reduced to zero in the fourth quarter of 2024 and there was no additional change through the contingent consideration period which ended December 31, 2025. Refer to Note 2, "Summary of Accounting Policies", to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the contingent deferred consideration.

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

The Pramac and Captiva redeemable noncontrolling interests were recorded at the greater of the initial fair value, increased or decreased for the noncontrolling interests’ share of comprehensive income (loss), or the estimated redemption value, with any adjustments to the redemption value impacting retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation, as detailed in Note 14, “Earnings Per Share,” to the consolidated financial statements of this Annual Report on Form 10-K. The following table presents the changes in the redeemable noncontrolling interest for Juffali, Captiva, and Pramac for the years presented:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$-	$6,549	$110,471
Contribution received from noncontrolling interest holder	979	-	-
Share of net income (loss)	(236)	58	1,864
Foreign currency translation rate change	(1)	(176)	(549)
Purchase of additional ownership interest	-	(9,117)	(116,754)
Redemption value adjustment	-	2,686	11,517
Balance at end of period	$742	$-	$6,549

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of December 31, 2025. In July 2025, in conjunction with the amendments to the Company’s credit agreements discussed further in Note 12, “Credit Agreements,” to the consolidated financial statements of this Annual Report on Form 10-K, the Company modified its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

The amount of after-tax unrealized losses recognized for the years ended December 31, 2025, 2024 and 2023 were $12,863, $7,672, and $8,004, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for additional information on these interest rate swaps.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox to purchase 5% of its Class A common stock and acquire stock warrants, the latter of which provide the right to acquire incremental Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024 and the first, second, and fourth quarters of 2025, the Company received additional warrants under the anti-dilution protection rights in connection with additional rounds of funding performed by Wallbox. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the consolidated statements of comprehensive income.

The loss attributable to the stock warrants was $5,839 and $7,327 for the years ended December 31, 2025 and 2024, respectively.

Fair Value

The following table presents the fair value of the Company’s derivatives:

	December 31,
	2025	2024
Interest rate swaps	$11,272	$28,367
Stock warrants	2,080	7,919

The fair value of the interest rate swaps is included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2025. The fair value of stock warrants is included in operating lease and other assets in the consolidated balance sheet as of December 31, 2025. The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the consolidated balance sheet as of December 31, 2024. Excluding the impact of credit risk, the fair value of the interest rate swaps as of  December 31, 2025, and December 31, 2024, is an asset of $11,604 and $29,254, respectively, which represents the net amount the Company would receive to exit all of the agreements on that date.

6.	Accumulated Other Comprehensive Income (Loss)

The following presents a tabular disclosure of changes in accumulated other comprehensive income (loss) during the years ended December 31, 2025 and 2024, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Current-period comprehensive income (loss)	99,136	(1)	(12,863)	(2)	86,273
Ending Balance – December 31, 2025	$(7,030)		$7,904		$874

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2024	$(43,582)		$28,439		$(15,143)
Current-period comprehensive loss	(62,584)	(3)	(7,672)	(4)	(70,256)
Ending Balance – December 31, 2024	$(106,166)		$20,767		$(85,399)

(1)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2025, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized losses of $(17,095) on the interest rate swaps, net of tax effect of $4,232 for the year ended December 31, 2025.
(3)	Represents unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2024, particularly the Euro, British Pound, and Mexican Peso.
(4)	Represents unrealized losses of $(10,235) on the interest rate swaps, net of tax effect of $2,563 for the year ended December 31, 2024.

7.	Segment Reporting

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

	Net Sales by Segment
	Year Ended December 31, 2025
Product Classes	Domestic	International	Total
Residential products	$2,182,105	$84,807	$2,266,912
Commercial & Industrial products	863,762	593,623	1,457,385
Other	425,099	59,751	484,850
Total net sales	$3,470,966	$738,181	$4,209,147

	Year Ended December 31, 2024
Product Classes	Domestic	International	Total
Residential products	$2,352,629	$80,845	$2,433,474
Commercial & Industrial products	828,586	560,883	1,389,469
Other	417,934	54,957	472,891
Total net sales	$3,599,149	$696,685	$4,295,834

	Year Ended December 31, 2023
Product Classes	Domestic	International	Total
Residential products	$1,945,273	$117,656	$2,062,929
Commercial & Industrial products	916,118	578,681	1,494,799
Other	414,933	50,006	464,939
Total net sales	$3,276,324	$746,343	$4,022,667

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

C&I products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. The C&I products revenue consists of the sale of the product to the Company's distribution partners, who in turn sell or rent the product to the end customer, including installation and maintenance services. In some cases, C&I products are sold directly to the end customer.  C&I also provides back-up power solutions for data centers including delivery of large backup power generators, project management, installation commissioning and training. The majority of C&I products' revenues are transferred to the customer at a point in time.

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

See "Non-GAAP measures - Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K for more information on the Company's use of Adjusted EBITDA. The table below presents total sales (external and intersegment), significant segment expenses, and Adjusted EBITDA by reportable segment, reconciled to consolidated income before provision for income taxes.

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
External net sales	$3,470,966	$738,181	$4,209,147	$3,599,149	$696,685	$4,295,834	$3,276,324	$746,343	$4,022,667
Intersegment sales	23,205	39,250	62,455	35,932	28,700	64,632	43,937	91,552	135,489
Total sales	3,494,171	777,431	4,271,602	3,635,081	725,385	4,360,466	3,320,261	837,895	4,158,156
Elimination of intersegment sales	-	-	(62,455)	-	-	(64,632)	-	-	(135,489)
Costs of goods sold	2,095,406	564,459	2,659,865	2,155,269	539,571	2,694,840	2,168,210	624,515	2,792,725
Elimination of intersegment cost of goods sold	-	-	(62,455)	-	-	(64,632)	-	-	(135,489)
Operating expenses	1,175,856	146,690	1,322,546	991,042	137,842	1,128,884	839,827	139,405	979,232
Other segment items (1)	(375,006)	(51,345)	(426,351)	(204,433)	(47,926)	(252,359)	(211,113)	(40,547)	(251,660)
Adjusted EBITDA by reportable segment	$597,915	$117,627	$715,542	$693,203	$95,898	$789,101	$523,337	$114,522	$637,859
Interest expense			(70,697)			(89,713)			(97,627)
Depreciation and amortization			(194,835)			(171,768)			(166,602)
Non-cash write-down and other adjustments (2)			(6,636)			(4,757)			5,953
Non-cash share-based compensation expense (3)			(49,947)			(49,248)			(35,492)
Transaction costs and credit facility fees (4)			(3,976)			(5,097)			(4,054)
Business optimization and other charges (5)			(7,301)			(4,752)			(10,551)
Provision for legal, regulatory, and other costs (6)			(157,981)			(10,931)			(38,490)
Change in fair value of investments (7)			(20,610)			(38,006)			-
Loss on refinancing of debt (8)			(1,225)			(4,861)			-
Other			(3,274)			(530)			(696)
Income before provision for income taxes			$199,060			$409,438			$290,300

(1)	Other segment items primarily represent adjustments for depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; Provision for legal, regulatory, and other costs.
(2)

Includes gains/(losses) on the disposition of assets other than in the ordinary course of business, gains/(losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.

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
(6)

Represents the following litigation, regulatory, and other matters that are not indicative of our ongoing operations:

 • Legal expenses, judgments, and settlements related to certain patent lawsuits - $7,520 in 2025; $9,299 in 2024; $27,289 in 2023.

 • Legal expenses and settlements related to certain class action lawsuits - $22,698 in 2025, which includes a $15,000 provision for a multi-district class action settlement related to clean energy products; $1,267 in 2024; $1,051 in 2023.

 • Legal expenses related to certain government inquiries and other significant matters - $7,630 in 2025.

 • Additional customer support costs related to a clean energy product customer that filed for bankruptcy in 2022 – $365 and $4,350 in 2024 and 2023, respectively.
 • A provision for a matter with the CPSC concerning the imposition of civil fines for allegedly failing to timely submit a report under the CPSA in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021 - $5,800 in 2023.

 • A provision of $104,500, net in the fourth quarter of 2025 for a settlement agreement (in principle) related to a certain portable generator product liability case deemed outside the ordinary course of routine litigation for the Company.

 • A $15,633 net inventory provision in the fourth quarter of 2025 related to the settlement of a contract dispute with a supplier for a discontinued product.

(7)	Represents non-cash losses primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	For the year ended December 31, 2025, the loss represents third party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Original Tranche A Term Loan Facility and Original Revolving Facility. For the year ended December 31, 2024, the loss represents fees paid to creditors and the write-off of the original issue discount and deferred financing costs in connection with the refinancing of the Tranche B Term Loan Facility.

The following tables summarize additional financial information by reportable segment:

	Assets
	December 31,
	2025	2024	2023
Domestic	$4,186,567	$3,873,904	$3,770,883
International	1,387,112	1,235,427	1,322,429
Total	$5,573,679	$5,109,331	$5,093,312

	Depreciation and Amortization
	Year Ended December 31,
	2025	2024	2023
Domestic	$158,999	$135,434	$129,648
International	35,836	36,334	36,954
Total	$194,835	$171,768	$166,602

	Capital Expenditures
	Year Ended December 31,
	2025	2024	2023
Domestic	$143,056	$117,836	$103,036
International	26,794	18,897	26,024
Total	$169,850	$136,733	$129,060

The Company’s sales in the United States represent approximately 78%, 79%, and 77% of total sales for the years ended December 31, 2025, 2024 and 2023, respectively. Approximately 74% and 76% of the Company’s identifiable long-lived assets are located in the United States as of December 31, 2025 and 2024, respectively.

8.	Balance Sheet Details

Inventories consist of the following:

	December 31,
	2025	2024
Raw material	$705,610	$611,735
Work-in-process	12,592	6,814
Finished goods	530,665	413,098
Total	$1,248,867	$1,031,647

Property and equipment consists of the following:

	December 31,
	2025	2024
Land and improvements	$31,937	$30,220
Buildings and improvements	444,171	358,055
Machinery and equipment	374,791	296,409
Dies and tools	63,666	48,681
Vehicles	19,743	13,887
Office & information technology equipment and internal use software	252,425	213,003
Leasehold improvements	10,670	9,776
Construction in progress	86,116	110,651
Gross property and equipment	1,283,519	1,080,682
Accumulated depreciation	(469,914)	(390,659)
Total	$813,605	$690,023

Total property and equipment included finance leases of $83,963 and $61,214 as of  December 31, 2025 and 2024, respectively, primarily comprised of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the consolidated statements of cash flows. Similarly, the buyout of finance lease obligations is accounted for as a non-cash exchange of the ROU asset for the underlying leased asset. Refer to Note 10, “Leases,” for further information regarding the Company’s accounting for leases under ASC 842, Leases.

Other accrued liabilities consist of the following:

	December 31,
	2025	2024
Accrued selling expenses	$118,962	$105,627
Current contract liabilities	153,745	113,899
Accrued legal & professional fees	248,445	27,237
Operating lease liabilities	15,731	29,316
Accrued other	54,504	37,321
Total	$591,387	$313,401

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Domestic	International	Total
Balance as of December 31, 2023	$1,018,528	$413,856	$1,432,384
Acquisitions of businesses, net	22,641	-	22,641
Foreign currency translation rate changes	(22)	(18,742)	(18,764)
Balance as of December 31, 2024	1,041,147	395,114	1,436,261
Purchase accounting adjustments	(6,182)	310	(5,872)
Foreign currency translation rate changes	112	36,593	36,705
Balance as of December 31, 2025	$1,035,077	$432,017	$1,467,094

Refer to Note 3, “Acquisitions,” to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the Company’s acquisitions.

Goodwill applicable to each reportable segment as of  December 31, 2025 and 2024 is as follows:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Domestic	$1,538,270	$(503,193)	$1,035,077	$1,544,340	$(503,193)	$1,041,147
International	436,628	(4,611)	432,017	399,725	(4,611)	395,114
Total	$1,974,898	$(507,804)	$1,467,094	$1,944,065	$(507,804)	$1,436,261

The following table summarizes intangible assets by major category as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Weighted Average Amortization Years	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Tradenames	15	$162,098	$(89,942)	$72,156	$160,473	$(81,083)	$79,390
Customer lists	13	602,526	(475,009)	127,517	591,745	(439,008)	152,737
Patents and technology	14	678,953	(340,645)	338,308	673,425	(294,330)	379,095
Software	-	1,046	(1,046)	-	1,046	(1,046)	-
Non-compete/other	5	76,568	(66,557)	10,011	76,251	(56,225)	20,026
Total finite-lived intangible assets		$1,521,191	$(973,199)	$547,992	$1,502,940	$(871,692)	$631,248
Indefinite-lived tradenames		127,274	-	127,274	127,274	-	127,274
Total intangible assets		$1,648,465	$(973,199)	$675,266	$1,630,214	$(871,692)	$758,522

Amortization expense of intangible assets was $101,507, $97,743, and $104,194 in 2025, 2024 and 2023, respectively. Excluding the impact of future acquisitions or divestitures, the Company estimates amortization expense for the next five years to be as follows: 2026 - $103,153; 2027 - $58,853; 2028 - $53,033; 2029 - $48,024; 2030 - $43,998.

10.	Leases

The Company leases certain manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery and computer equipment globally under both finance and operating leases. The Company’s leases have remaining lease terms of up to approximately 15 years, of which certain leases, primarily within the buildings and improvements asset class, include further options to extend for up to 5 additional years.

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

The Company has lease agreements with both lease and non-lease components, which it elected to account for as a single lease component. In addition, the Company did not elect to apply the recognition exception for short-term leases. The Company is applying these elections to all asset classes.

The Company is a lessor of certain of its C&I mobile products as part of a rental fleet, as well as one of its buildings that it leases to a third party. The lease income related to these arrangements is not material to the consolidated financial statements.

The Company records its operating lease cost and amortization of finance lease ROU assets within cost of goods sold or operating expenses in the consolidated statements of comprehensive income depending on the cost center of the underlying asset. The Company records its finance lease interest cost within interest expense in the consolidated statements of comprehensive income.

The components of total lease cost consist of the following:

	Year Ended December 31,
	2025	2024	2023

Operating lease cost	$28,644	$46,887	$38,980
Finance lease cost:
Amortization of ROU assets	11,160	7,639	4,142
Interest on lease liabilities	5,374	5,323	2,540
Total lease cost	$45,178	$59,849	$45,662

Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31,
	2025	2024
Operating leases:
Operating lease ROU assets (1)	$51,253	$57,999

Operating lease liabilities - current (2)	$15,731	$29,316
Operating lease liabilities - noncurrent (3)	36,150	29,173
Total operating lease liabilities	$51,881	$58,489

Finance leases:
Finance lease ROU assets, gross	$110,291	$78,801
Accumulated depreciation - finance lease ROU assets	(26,328)	(17,587)
Finance lease ROU assets, net (4)	$83,963	$61,214

Finance lease liabilities - current (5)	$9,463	$6,845
Finance lease liabilities - noncurrent (6)	81,452	59,510
Total finance lease liabilities	$90,915	$66,355

(1)	Recorded in the operating lease and other assets line within the consolidated balance sheets
(2)	Recorded in the other accrued liabilities line within the consolidated balance sheets
(3)	Recorded in the operating lease and other long-term liabilities line within the consolidated balance sheets
(4)	Recorded in the property and equipment, net line within the consolidated balance sheets
(5)	Recorded in the current portion of long-term borrowings and finance lease obligations line within the consolidated balance sheets
(6)	Recorded in the long-term borrowings and finance lease obligations line within the consolidated balance sheets

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$27,880	$48,089	$39,073
Operating cash flows - finance leases	5,347	4,924	2,409
Financing cash flows - finance leases	14,351	45,906	3,618

ROU assets obtained in exchange for lease liabilities
Operating leases	26,350	41,389	17,830
Finance leases	36,433	43,799	47,715

Weighted average remaining lease term and discount rate information related to the Company’s leases as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating Leases	5.66	4.27
Finance Leases	9.58	8.92

Weighted average discount rate
Operating Leases	6.18%	6.03%
Finance Leases	6.57%	7.03%

The maturities of the Company’s lease liabilities as of December 31, 2025, are as follows:

	Finance Leases	Operating Leases
2026	$15,040	$18,064
2027	14,532	11,630
2028	13,355	8,561
2029	11,606	6,040
2030	10,574	4,626
After 2030	60,117	13,556
Total minimum lease payments	125,224	62,477
Interest component	(34,309)	(10,596)
Present value of minimum lease payments	$90,915	$51,881

11.	Product Warranty Obligations

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

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$110,987	$116,408	$138,011
Payments	(86,448)	(88,990)	(92,200)
Provision for warranty issued	100,589	77,802	67,104
Changes in estimates for pre-existing warranties	6,794	5,767	3,493
Balance at end of period	$131,922	$110,987	$116,408

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

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$186,922	$155,870	$132,813
Deferred revenue contracts issued	67,598	60,651	48,107
Amortization of deferred revenue contracts	(35,116)	(29,599)	(25,050)
Balance at end of period	$219,404	$186,922	$155,870

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  December 31, 2025 is as follows:

2026	$38,958
2027	41,161
2028	37,912
2029	31,155
2030	24,050
After 2030	46,168
Total	$219,404

The Company has a post-sale extended warranty marketing agreement with a third party, pursuant to which the Company is required to pay fees to the third-party service provider based on the number of extended warranty contracts the provider sells, which it classifies as costs to obtain a contract. These fees are deferred and recorded in the consolidated balance sheets as prepaid expenses and other assets when cost will be recognized in less than twelve months and operating lease and other assets when cost will be recognized in more than twelve months. These deferred costs are then amortized to cost of goods sold in the consolidated statements of comprehensive income over the same period that the underlying deferred revenue is recognized. Deferred contract costs as of December 31, 2025 and 2024 were $24,313 and $17,140, respectively. Amortization of deferred contract costs recorded during the years ended December 31, 2025, 2024 and 2023 was $3,824, $2,958, and $2,306, respectively.

Standard product warranty obligations and extended warranty related deferred revenues are included in the consolidated balance sheets as follows:

	December 31,
	2025	2024
Product warranty liability:
Current portion - accrued product warranty	$44,716	$56,127
Long-term portion - other long-term liabilities	87,206	54,860
Total	$131,922	$110,987

Deferred revenue related to extended warranties:
Current portion - other accrued liabilities	$38,958	$34,069
Long-term portion - Deferred revenue	180,446	152,853
Total	$219,404	$186,922

12.	Credit Agreements

Short-term borrowings included in the consolidated balance sheets as of December 31, 2025, and December 31, 2024, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $50,618 and $55,848, respectively. As of December 31, 2025 and December 31, 2024, the weighted-average interest rates on the short-term borrowings were 5.67% and 5.44%, respectively.

Long-term borrowings are included in the consolidated balance sheets as follows:

	December 31,
	2025	2024
Tranche A Term Loan Facility	$700,000	$712,500
Term Loan B Facility	493,750	498,750
Original issue discount and deferred financing costs	(5,673)	(8,203)
Revolving Facility	-	-
Finance lease obligation	90,915	66,355
Other	3,456	8,972
Total	1,282,448	1,278,374
Less: current portion of debt	12,729	60,753
Less: current portion of finance lease obligation	9,463	6,845
Total long-term borrowings and finance lease obligations	$1,260,256	$1,210,776

As of December 31, 2025, there were $4,987 of unamortized deferred financing costs associated with the New Revolving Facility (as defined below) included in operating lease and other assets in the consolidated balance sheets, and $5,673 of unamortized original issue discount and deferred financing costs linked to the New Tranche A Term Loan Facility and Term Loan B Facility (as defined collectively below) included in long-term borrowings and finance lease obligations in the consolidated balance sheets.

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility and, together with the Original Term Loan B Facility, the Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan that is available on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B facility of $4,236 and expensed $625 of fees paid to creditors as a loss on refinancing of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 5.62% combined rate as of December 31, 2025 .

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the New Term Loan B Facility credit agreement) if the Company's net secured leverage ratio is maintained below 3.75 to 1.00. As of December 31, 2025 , the Company's net secured leverage ratio was 1.32 to 1.00, and the Company was in compliance with all covenants under the facility. There are no financial maintenance covenants on the Term Loan B Facility.

The Company's original Tranche A Term Loan Facility provided an aggregate principal amount of $750,000 (Original Tranche A Term Loan Facility), along with a $1,250,000 revolving facility (Original Revolving Facility) with all LIBOR provisions replaced with SOFR provisions. The Original Tranche A Term Loan Facility and the Original Revolving Facility bore interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, based on the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

On July 1, 2025, the Company amended the Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700,000 (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1,000,000 (New Revolving Facility) (collectively the New Credit Agreements), and redefined the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreement), resulting in an interest rate reduction of 0.10%. Except for redefining the Term Benchmark, interest rates for the New Credit Agreements remain unchanged from the original credit agreements. As of December 31, 2025, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 5.12% .

In accordance with ASC 470-50, the Company capitalized $5,275 of debt issuance costs related to this credit agreement amendment transaction. Additionally, the Company wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $443 and expensed $782 of third-party fees as a loss on refinancing of debt.

Both the New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of   December 31, 2025 , the Company’s total leverage ratio was 1.39 to 1.00, and the Company's interest coverage ratio was 11.76 to 1.00. The Company was also in compliance with all other covenants of the New Credit Agreements as of  December 31, 2025 .

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

As of December 31, 2025 , there was $0 outstanding under the New Revolving Facility, leaving $999,250 of unused capacity, net of outstanding letters of credit.

The New Tranche A Term Loan Facility and New Revolving Facility mature on July 1, 2030. The New Tranche A Term Loan Facility is repayable in quarterly installments commencing October 1, 2026, with a balloon payment due at maturity. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due at maturity. Maturities of the Company's New Tranche A Term Loan Facility, Term Loan B Facility and New Revolving Facility outstanding on December 31, 2025 , before considering original issue discount and deferred financing costs, were as follows:

	New Tranche A Term Loan Facility	Term Loan B Facility	New Revolving Facility	Total
2026	$4,375	$5,000	$-	$9,375
2027	21,875	5,000	-	26,875
2028	35,000	5,000	-	40,000
2029	43,750	5,000	-	48,750
2030	595,000	5,000	-	600,000
2031	-	468,750	-	468,750
Total	$700,000	$493,750	$-	$1,193,750

13.	Stock Repurchase Programs

In  July 2022, the Company's Board approved a stock repurchase program, which commenced on August 5, 2022, and allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 12, 2024, the Company’s Board approved a new stock repurchase program that authorized repurchases of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaced the prior share repurchase program, which had $26,297 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the year ended December 31, 2025, the Company repurchased 1,109,206 shares of its common stock for $147,917. During the year ended December 31, 2024, the Company repurchased 1,046,351 shares of its common stock for $152,743. During the year ended December 31, 2023, the Company repurchased 2,188,475 shares of its common stock for $251,513. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

On February 9, 2026, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the next twenty-four months. Refer to Note 20, "Subsequent Events", to the consolidated financial statements of this Annual Report on Form 10-K for further information regarding the new stock repurchase program.

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

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income attributable to Generac Holdings Inc.	$159,554	$316,315	$214,606
Redemption value adjustment	-	8,941	(11,517)
Net income attributable to common shareholders	$159,554	$325,256	$203,089

Denominator
Weighted average shares, basic	58,523,642	59,559,797	61,265,060
Dilutive effect of stock compensation awards (1)	742,061	790,615	793,327
Dilutive effect of contingently issued shares	10,078	-	-
Weighted average shares, diluted	59,275,781	60,350,412	62,058,387

Net income attributable to common shareholders per share
Basic	$2.73	$5.46	$3.31
Diluted	$2.69	$5.39	$3.27

(1)

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, excludes approximately 300,000, 428,000 and 348,000 stock options and restricted stock awards, respectively, as the impact of such awards was anti-dilutive.

15.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Income (Loss) from continuing operations before income tax expense (benefit)
U.S. Federal	$137,475	$369,150	$218,371
Foreign	61,585	40,288	71,929
Total	$199,060	$409,438	$290,300

Income tax expense / (benefit) from continuing operations
Current:
Federal	$10,045	$117,749	$71,741
State	(2,825)	20,970	13,802
Foreign	15,406	14,356	22,115
Total current tax expense	22,626	153,075	107,658

Deferred:
Federal	17,913	(46,526)	(26,504)
State	3,109	(8,613)	(5,254)
Foreign	(7,255)	(5,565)	(3,218)
Total deferred tax expense (benefit)	13,767	(60,704)	(34,976)

Total income tax expense
Federal	27,958	71,223	45,237
State and local	284	12,357	8,548
Foreign	8,151	8,791	18,897
Total income tax expense	36,393	92,371	72,682
Change in valuation allowance	1,313	89	498
Provision for income taxes	$37,706	$92,460	$73,180

The Company files U.S. federal, U.S. state and foreign jurisdiction tax returns which are subject to examination up to the expiration of the statute of limitations. The Company believes the tax positions taken on its returns would be sustained upon an exam, or where a position is uncertain, adequate reserves have been recorded. As of December 31, 2025, the Company is no longer subject to income tax examinations for United States federal income taxes for tax years prior to 2021. For Wisconsin state income taxes, the statute of limitation is generally four years from the date the tax return is filed, unless the Company carries over certain tax attributes that were generated in prior years (e.g., net operating losses and R&D credits), then the state may also review those years to validate the tax attributes.  The Company has utilized net operating losses or R&D credits on their state income tax returns since 2007.   In addition, the Company is subject to audit by various foreign taxing jurisdictions for tax years 2014 through 2024.

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$54,731	$52,351
Deferred revenue	39,679	43,261
Inventories	17,853	14,103
Stock-based compensation	8,633	16,959
Operating loss and credit carryforwards	55,585	50,327
Debt refinancing costs	446	-
Bad debt	1,218	1,803
Other	12,829	13,031
Capitalized R&D	30,605	98,323
Prepaid expenses	1,268	-
Valuation allowance	(6,538)	(5,225)
Total deferred tax assets	216,309	284,933

Deferred tax liabilities:
Goodwill and intangible assets	183,106	234,271
Depreciation	52,001	49,935
Interest Swap, Derivative	166	6,496
Prepaid expenses	-	3,284
Total deferred tax liabilities	235,273	293,986

Net deferred tax liabilities	$(18,964)	$(9,053)

As of December 31, 2025 and 2024, deferred tax assets of $41,949 and $24,132, and deferred tax liabilities of $60,913 and $33,185, respectively, were reflected in the consolidated balance sheets.

The Company maintains a $6,538 valuation allowance against the deferred tax assets primarily related to certain tax loss carryforwards which may not be realized. Realization of the deferred income tax asset related to the tax loss carryforward is dependent upon generating sufficient taxable income in these jurisdictions prior to their expiration. During 2025, the valuation allowance increased by $1,313 on our deferred tax assets where we believe the tax asset may not be fully utilized.

At December 31, 2025, the Company had tax loss carryforwards of approximately $197,981, which have varying expiration periods ranging from 2025 to indefinite. For carryforward amounts which the Company believes the losses will expire prior to use, a valuation allowance has been established. For all other carryforwards, the Company believes it will generate sufficient taxable income in these jurisdictions to utilize its loss carryforwards prior to their expiration.

At December 31, 2025, the Company had state manufacturing investment tax credit carryforwards of approximately $31,871, which expire between 2028 and 2040. The Company believes it will generate sufficient taxable income in these jurisdictions to fully utilize the credits prior to their expiration.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	December 31,
	2025	2024
Unrecognized tax benefit, beginning of period	$11,178	$9,703
Increase in unrecognized tax benefit for positions taken in prior period	745	1,068
Increase in unrecognized tax benefit for positions taken in current period	1,402	943
Statute of limitation expirations	(721)	(536)
Settlements	-	-
Unrecognized tax benefit, end of period	$12,604	$11,178

The unrecognized tax benefit as of  December 31, 2025 and 2024, if recognized, would favorably impact the effective tax rate.

As of  December 31, 2025 and 2024, total accrued interest of approximately $1,736 and $1,142, respectively, and accrued penalties of approximately $1,080 and $954, respectively, associated with net unrecognized tax benefits are included in the consolidated balance sheets. Interest and penalties are recorded as a component of income tax expense.

The Company does not expect a significant change to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2026.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
Earnings from continuing operations, before income tax expense	$199,060		$409,438		$290,300

Tax provision at the U.S. federal statutory rate	$41,803	21.0%	$85,982	21.0%	$60,963	21.0%
Federal
Effect of cross-border tax laws	(1,857)	-0.9%	(974)	-0.2%	4,180	1.4%
Tax Credits
Research and Development Credit	(7,252)	-3.6%	(5,533)	-1.4%	(7,361)	-2.5%
Other Credits	(310)	-0.2%	(485)	-0.1%	(1,403)	-0.5%
Changes in valuation allowances	-	0.0%	-	0.0%	-	0.0%
Nontaxable or nondeductible items
Share-based compensation expense (benefit)	7,584	3.8%	(4,720)	-1.2%	(1,102)	-0.4%
Nondeductible U.S. compensation expense	1,003	0.5%	4,369	1.1%	3,648	1.3%
Worthless Stock Deduction	(6,463)	-3.2%	-	0.0%	-	0.0%
Effect of changes in tax laws or rates enacted in current period	-	0.0%	-	0.0%	-	0.0%
Other	870	0.4%	(2,279)	-0.6%	3,350	1.2%
Foreign Tax Effects	(1,329)	-0.7%	2,683	0.7%	1,288	0.4%
State and local income tax, net of federal income tax benefit (1)	1,837	0.9%	11,452	2.8%	7,151	2.5%
Changes in unrecognized tax benefits	1,820	0.9%	1,965	0.5%	2,466	0.8%
Income tax expense	$37,706	18.9%	$92,460	22.6%	$73,180	25.2%

(1)

During the year ended December 31, 2025, state taxes and credits in South Carolina, Wisconsin, California, Illinois, Pennsylvania, New York, Georgia, Michigan, New Jersey, Florida, Massachusetts, Texas, Indiana, Maine, Connecticut comprised greater than 50% of the tax effect in this category.

Income taxes paid are as follows:

	Year Ended December 31,
	2025	2024	2023

U.S Federal	$58,803	$113,496	$32,886

Total U.S. State and Local	15,132	17,973	12,003

United Kingdom (1)	8,731	-	5,951
Canada (2)	-	-	36,560
Other	6,749	17,359	12,682
Total Foreign	15,480	17,359	55,193

Total income taxes paid, net	$89,415	$148,828	$100,082

(1)	The amount of income taxes paid during the year ended December 31, 2024 does not meet the 5% disaggregation threshold.
(2)	The amount of income taxes paid during the years ended December 31, 2025 and 2024 does not meet the 5% disaggregation threshold.

16.	Benefit Plans

Medical and Dental Plans

The Company maintains medical and dental benefit plans covering its full-time U.S. employees and their dependents. These plans are partially or fully self-funded under which participant claims are obligations of the plan. These plans are funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company’s contributions to the plans were $33,163, $32,964, and $26,090 for the years ended December 31, 2025, 2024 and 2023, respectively.

Employees of the Company’s foreign subsidiaries participate in government sponsored medical benefit plans and other local plans. In certain cases, the Company purchases supplemental medical coverage for certain employees at these foreign locations. The expenses related to these plans are not material to the Company’s consolidated financial statements.

Savings Plan

The Company maintains a defined-contribution 401(k) savings plan for eligible U.S. employees. Under the plan, employees may defer receipt of a portion of their eligible compensation. The Company may contribute a matching contribution of 50% of the first 8% of eligible compensation of employees that is deferred. The Company may also contribute a non-elective contribution for eligible employees employed on December 31, 2008, that were impacted by the freezing of the Company’s pension plans. The Company’s matching contributions are subject to vesting. Forfeitures of unvested company contributions may be applied against plan expenses and future Company contributions. The Company recognized $9,316, $7,779, and $3,735 of expense related to these plans for the years ended December 31, 2025, 2024 and 2023, respectively.

17.	Share Plans

The Company adopted an equity incentive plan (the 2010 Plan) on February 10, 2010, in connection with its initial public offering. The 2010 Plan, as amended, allowed for the grant of up to 9.1 million share-based awards to executives, directors, and employees. Awards available for grant under the 2010 Plan included stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. New grants under the 2010 Plan ceased in June 2019. Total share-based compensation expense related to the 2010 Plan, net of estimated forfeitures, was $0, $0, and $309 for the years ended December 31, 2025, 2024 and 2023, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

On June 13, 2019, the stockholders of Generac Holdings Inc. approved the Company’s 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan allows for the grant of up to 2.7 million share-based awards to executives, directors, and employees. Awards available for grant under the 2019 Plan include stock options, stock appreciation rights, restricted stock, other share-based awards and performance-based compensation awards. On June 13, 2024, the stockholders of Generac Holdings Inc. approved an amendment to the 2019 Plan to increase the number of shares available for issuance by 3.9 million. Total share-based compensation expense related to the 2019 Plan, net of estimated forfeitures, was $49,947, $49,248, and $35,183 for the years ended December 31, 2025, 2024 and 2023, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Stock Options - Stock options granted in 2025 have an exercise price of $135.79 per share; stock options granted in 2024 have an exercise price between $112.45 and $147.41 per share; and stock options granted in 2023 have an exercise price between $110.86 and $119.57 per share. Stock options vest in equal installments over four years, subject to the grantee’s continued employment or service and expire ten years after the date of grant.

Stock option exercises can be net-share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were 0, 9,701, and 31,030 for the years ended December 31, 2025, 2024 and 2023, respectively, and were based on the value of the stock on the exercise dates. The net-share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued.

Employees can also utilize a cashless for cash exercise of stock options, such that all exercised shares will be sold in the market immediately. Cash equivalent to the exercise price of the awards plus the employees’ minimum statutory tax obligations is remitted to the Company, with the remaining cash being transferred to the employee. Total net proceeds to the Company from the cashless for cash exercise of stock options were $4,860, $27,558, and $7,815 for the years ended December 31, 2025, 2024 and 2023, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to stock option exercises were $1,154, $13,672, and $4,895 for the years ended December 31, 2025, 2024 and 2023, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share	$72.16	$59.30	$57.73

Assumptions:
Expected stock price volatility	50%	49%	45%
Risk free interest rate	4.10%	4.19%	3.64%
Expected annual dividend per share	$-	$-	$-
Expected life of options (years)	6.25	6.25	6.25

A summary of the Company’s stock option activity and related information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding as of December 31, 2022	1,268,404	81.35	4.9	$47,764
Granted	208,392	119.31
Exercised	(159,316)	42.46
Forfeited	(33,144)	185.81
Outstanding as of December 31, 2023	1,284,336	89.64	5.0	$75,587

Granted	118,681	112.66
Exercised	(310,201)	57.20
Forfeited	(63,265)	152.06
Outstanding as of December 31, 2024	1,029,551	96.10	4.9	$78,310

Granted	62,817	135.79
Exercised	(41,070)	90.23
Forfeited	(41,564)	183.49
Outstanding as of December 31, 2025	1,009,734	95.28	4.0	$58,823

Exercisable as of December 31, 2025	792,351	84.65	3.0	$55,872

As of December 31, 2025, there was $9,334 of total unrecognized compensation cost, net of expected forfeitures, related to unvested options. The cost is expected to be recognized over the remaining service period, having a weighted-average period of 2.2 years. Total share-based compensation cost related to stock options for the years ended December 31, 2025, 2024 and 2023 was $6,910, $8,122, and $8,229, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

Restricted Stock – Restricted stock awards vest in equal installments over three years, subject to the grantee’s continued employment or service. Certain restricted stock awards also include performance shares, whereby the number of performance shares that can be earned are contingent upon Company performance measures over a three-year period. Performance measures are based on a weighting of a number of financial metrics, from which grantees may earn from 0% to 200% of their target performance share award. The performance period for the 2023 awards covers the years 2023 through 2025. The performance period for the 2024 awards covers the years 2024 through 2026. The performance period for the 2025 awards covers the years 2025 through 2027. The Company estimates the number of performance shares that will vest based on projected financial performance. The fair value of restricted awards is determined based on the market value of the Company's stock on the grant date. The fair market value of the restricted awards at the time of the grant is amortized to expense over the period of vesting. The compensation expense recognized for restricted share awards is net of estimated forfeitures and is trued up upon vesting based on actual forfeiture activity.

All restricted stock vesting is net-share settled such that, upon vesting, the Company withholds shares with value equivalent to the employees’ minimum statutory tax obligation, and then pays the cash to the taxing authorities on behalf of the employees. In effect, the Company repurchases these shares and classifies them as treasury stock. Total shares withheld were 91,087, 78,465, and 50,577 for the years ended December 31, 2025, 2024 and 2023, respectively, and were based on the value of the stock on the vesting dates. Total payments made by the Company to the taxing authorities for the employees’ tax obligations related to restricted stock vesting were $13,130, $11,097, and $6,002 for the years ended December 31, 2025, 2024 and 2023, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the Company's restricted stock activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	378,298	$203.04
Granted	425,099	117.62
Vested	(133,222)	175.94
Forfeited	(44,789)	213.80
Non-vested as of December 31, 2023	625,386	153.01

Granted	503,937	$120.77
Vested	(206,435)	177.28
Forfeited	(115,135)	130.89
Non-vested as of December 31, 2024	807,753	127.07

Granted	409,762	$139.44
Vested	(245,059)	139.27
Forfeited	(114,500)	126.10
Non-vested as of December 31, 2025	857,956	127.21

As of December 31, 2025, there was $60,662 of unrecognized compensation cost, net of expected forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over the remaining service period, having a weighted-average period of 1.9 years. Total share-based compensation cost related to the restricted stock for the years ended December 31,  2025, 2024 and 2023, inclusive of performance shares, was $43 ,037, $41,126, and $27,263, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

During 2025, 2024 and 2023, 14,489, 14,814, and 16,174 shares of stock, respectively, were granted to certain members of the Company’s Board as a component of their compensation for their service on the Board, all of which were fully vested at time of grant. A non-employee director can elect to receive his or her director fees in the form of deferred stock units, which voluntarily defers the issuance of the related shares granted until the director separates from the Company, or a triggering event occurs. 9,224, 8,484, and 8,832 of deferred stock units are included in the shares of stock granted to certain members of the Company’s Board for the years 2025, 2024, and 2023, respectively. Total share-based compensation cost for shares of stock granted to the Company's Board in  2025, 2024 and 2023 was $1,749, $1,992, and $1,846, respectively, which is recorded in operating expenses in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase Generac products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of December 31, 2025, and December 31, 2024, was $149,737 and $165,432, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred.  The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee decided to pursue PHS’s claims against Generac in arbitration. Generac Power intends to vigorously defend against the claims and contends that PHS cannot recover certain damages on behalf of its customers upon final approval of the settlement in the Multidistrict Litigation noted herein below to the extent the claims relate to the performance of a certain solar system component.

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power and plaintiffs participated in a mediation through which the parties agreed to certain monetary and non-monetary terms to resolve the matter on a classwide basis. The parties have obtained preliminary approval for the classwide settlement and will be seeking final approval.  Generac Power has reserved for the contemplated $15,000 settlement fund. Generac Power does not concede liability or any charges of wrongdoing in connection with the proposed settlement.

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

On  November 30, 2022, the CPSC notified the Company of its intention to recommend the imposition of a civil penalty for failing to timely submit a report to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on  July 29, 2021. On May 3, 2023, the parties entered into a mutual settlement agreement. The agreement does not constitute an admission by Generac or a determination by the CPSC that Generac violated the CPSA. The terms of the settlement agreement require the Company to (i) abide by certain customary agency requirements regarding the ongoing commitment to the Company’s internal CPSA compliance practices and program, and (ii) pay a civil fine of $15,800. On July 21, 2023, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Wisconsin and, as a result, the Company became aware of a continuing inquiry by the DOJ related to its statutory obligations under the CPSA in connection with this matter. Additionally, on October 23, 2023, the CPSC notified the Company that it is further investigating whether the Company complied with the reporting requirements to the CPSC in relation to certain portable generators that were subject to a voluntary recall previously announced on September 14, 2023. The Company has cooperated fully with both the CPSC and DOJ investigations and believes that the matters have been resolved with no further action by the CPSC or DOJ.

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

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserts claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff seeks to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023, and August 3, 2023, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the Walling Lawsuit). On February 3, 2026, the court granted the Company’s motion to dismiss the amended complaint and found that plaintiffs failed to adequately plead a securities fraud claim.

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

On December 5, 2023, seven plaintiffs filed a product liability lawsuit in the Philadelphia County Court of Common Pleas against Generac Power, other Generac affiliates, and unrelated entities for damages sustained in an accident involving a GP15000E portable generator that occurred on October 4, 2023 (Zawaski, et al. v. Generac Power Systems, Inc., et al.). Plaintiffs are pursuing claims against Generac Power for negligence, strict liability, and loss of consortium, seeking compensatory and punitive damages.  On January 26, 2026, the Company, together with other co-defendants, agreed to enter a settlement in principle to resolve all asserted claims, while denying any wrongdoing, to eliminate the uncertainty, burden, and expense of protracted litigation. The Company agreed to pay $104,500 in addition to the Company’s excess insurance for the applicable policy year. The Company has recorded a reserve for $206,500 within other accrued liabilities and an insurance receivable for $102,000 in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2025.

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

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida (Case No. 24-cv-02412). The Amended Complaint, which includes additional plaintiffs, alleges certain defects for home standby generators manufactured or sold to consumers from 2020-2024. Plaintiffs assert breaches of warranty, tort-based, and statutory claims relating to the sale and performance of home standby generators. The court dismissed (1) all claims against the Company and (2) all non-Florida residents’ claims against Generac Power for lack of personal jurisdiction and limited the Florida plaintiffs’ claims against Generac Power to a claim for breach of express warranty.  The Company disputes the allegations and intends to vigorously defend against the remaining claims in the Amended Complaint, including that the case should not proceed as a class action.

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

19.	Valuation and Qualifying Accounts

For the years ended December 31, 2025, 2024 and 2023:

	Balance at Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net (1)	Reserves Established for Acquisitions	Balance at End of Year
Year ended December 31, 2025
Allowance for credit losses	$35,465	$1,398	$(2,359)	$-	$34,504
Reserves for inventory	48,173	23,375	(2,282)	-	69,266
Valuation of deferred tax assets	5,225	1,822	(509)	-	6,538

Year ended December 31, 2024
Allowance for credit losses	$33,925	$4,524	$(3,509)	$525	$35,465
Reserves for inventory	39,027	10,738	(2,924)	1,332	48,173
Valuation of deferred tax assets	5,136	447	(358)	-	5,225

Year ended December 31, 2023
Allowance for credit losses	$27,664	$7,443	$(1,206)	$24	$33,925
Reserves for inventory	39,714	4,621	(5,308)	-	39,027
Valuation of deferred tax assets	4,638	516	(18)	-	5,136

(1)

Deductions from the allowance for credit losses equal accounts receivable written off against the allowance, less recoveries, as well as foreign currency translation adjustments. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of, as well as foreign currency translation adjustments.

20.	Subsequent Events

On January 5, 2026, the Company completed the acquisition of Allmand, a leading manufacturer of mobile power equipment for C&I markets, headquartered in Holdrege, Nebraska, for a purchase price of $123,201. Due to the close proximity of the acquisition date and the Company's filing of its annual report on Form 10-K for the year ended December 31, 2025, the initial accounting for the business combination is not yet complete and is pending identification and measurement of the assets acquired and liabilities assumed. Accordingly, the information required by ASC 805, Business Combinations will be disclosed in the Company's subsequent Form 10-Q.

On February 9, 2026, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $199,340 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption: On December 4, 2025, Aaron Jagdfeld, Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of the Company’s common stock until February 26, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 not already provided herein under “Item 1 – Business – Information About Our Executive Officers”, will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

Exhibits Number	Description
10.8	Second Amendment, dated as of July 1, 2025, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, and as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.9	Third Amendment, dated as of June 29, 2022, amending and restating that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019 and as further amended by the Second Amendment, dated May 27, 2021, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 30, 2022.

10.10	First Amendment, dated as of January 31, 2023, to that certain Credit Agreement, dated as of February 9, 2012, as amended and restated as of May 30, 2012, as further amended and restated as of May 31, 2013, as amended by the First Amendment, dated as of May 18, 2015, as further amended by the Replacement Term Loan Amendment, dated as of November 2, 2016, as further amended by the 2017 Replacement Term Loan Amendment, dated as of May 11, 2017, as further amended by the 2017-2 Replacement Term Loan Amendment, dated December 8, 2017, as further amended by the 2018 Replacement Term Loan Amendment, dated June 8, 2018, as further amended by the 2019 Replacement Term Loan Amendment, dated December 13, 2019, as further amended by the Second Amendment, dated May 27, 2021, and as further amended and restated by the Third Amendment, dated June 29, 2022, among Generac Power Systems, Inc., Generac Acquisition Corp., the other Loan Parties (as defined therein) party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents named therein (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the SEC on February 22, 2023).

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

Exhibits Number	Description
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

10.34+	Generac Non-Employee Director Compensation Policy approved September 11, 2025 and effective January 1, 2026 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2025).

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

10.40+	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 of the Annual report on Form 10-K filed with the SEC on February 21, 2024).

10.41+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

10.42+	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

10.43+	Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company filed with the SEC on April 29, 2024).

10.44+	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K filed with the SEC on February 19, 2025).

10.45+	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K filed with the SEC on February 19, 2025).

10.46+	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K filed with the SEC on February 19, 2025).

Exhibits Number	Description
19+	Generac Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed with the SEC on February 19, 2025).

21.1*	List of Subsidiaries of Generac Holdings Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97	Generac Holdings Inc. Mandatory Restatement Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed with the SEC on February 21, 2024).

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (v) Notes to Consolidated Financial Statements.

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

Dated: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Jagdfeld	Chairman, President and Chief Executive	February 18, 2026
Aaron Jagdfeld	Officer

/s/ York A. Ragen	Chief Financial Officer and	February 18, 2026
York A. Ragen	Chief Accounting Officer

/s/ bennett morgan	Lead Director	February 18, 2026
Bennett Morgan

/s/ MARCIA J. AVEDON	Director	February 18, 2026
Marcia J. Avedon

/s/ ROBERT D. DIXON	Director	February 18, 2026
Robert D. Dixon

/s/ WILLIAM JENKINS	Director	February 18, 2026
William Jenkins

/s/ Andrew G. Lampereur	Director	February 18, 2026
Andrew G. Lampereur

/s/ NAM TRAN NGUYEN	Director	February 18, 2026
Nam Tran Nguyen

/s/ DAVID A. RAMON	Director	February 18, 2026
David A. Ramon

/s/ KATHRYN BOHL	Director	February 18, 2026
Kathryn Bohl

/s/ DOMINICK ZARCONE	Director	February 18, 2026
Dominick Zarcone