Form 10-Q
period 2026-03-31
GENERAC HOLDINGS INC.
filed 2026-05-05
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 58,868,681 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$265,530	$341,413
Accounts receivable, less allowance for credit losses of $33,283 and $34,504 at March 31, 2026 and December 31, 2025, respectively	626,584	602,739
Inventories	1,251,793	1,248,867
Prepaid expenses and other current assets	305,061	269,459
Total current assets	2,448,968	2,462,478

Property and equipment, net	819,624	813,605

Customer lists, net	137,082	127,517
Patents and technology, net	330,136	338,308
Other intangible assets, net	7,796	10,011
Tradenames, net	213,664	199,430
Goodwill	1,486,807	1,467,094
Deferred income taxes	38,210	41,949
Operating lease and other assets	110,976	113,287
Total assets	$5,593,263	$5,573,679

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$43,950	$50,618
Accounts payable	462,822	436,583
Accrued wages and employee benefits	55,571	69,850
Accrued product warranty	41,622	44,716
Other accrued liabilities	577,427	591,387
Current portion of long-term borrowings and finance lease obligations	26,390	22,192
Total current liabilities	1,207,782	1,215,346

Long-term borrowings and finance lease obligations	1,253,537	1,260,256
Deferred income taxes	56,786	60,913
Deferred revenue	236,504	232,921
Operating lease and other long-term liabilities	163,354	165,197
Total liabilities	2,917,963	2,934,633

Redeemable non-controlling interest	602	742

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,218,726 and 74,050,753 shares issued at March 31, 2026 and December 31, 2025, respectively	742	741
Additional paid-in capital	1,195,494	1,187,419
Treasury stock, at cost, 15,464,527 and 15,373,990 shares at March 31, 2026 and December 31, 2025, respectively	(1,378,708)	(1,358,053)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	3,076,810	3,003,557
Accumulated other comprehensive (loss) income	(17,530)	874
Stockholders’ equity attributable to Generac Holdings Inc.	2,674,692	2,632,422
Noncontrolling interests	6	5,882
Total stockholders' equity	2,674,698	2,638,304
Total liabilities and stockholders’ equity	$5,593,263	$5,573,679

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net sales	$1,059,365	$942,121
Costs of goods sold	649,129	570,135
Gross profit	410,236	371,986

Operating expenses:
Selling and service	123,624	126,065
Research and development	62,656	62,048
General and administrative	76,285	74,746
Amortization of intangibles	30,380	25,489
Total operating expenses	292,945	288,348
Income from operations	117,291	83,638

Other (expense) income:
Interest expense	(15,376)	(17,110)
Investment income	1,683	2,225
Change in fair value of investments	(1,374)	(9,947)
Other, net	(5,465)	(292)
Total other expense, net	(20,532)	(25,124)

Income before provision for income taxes	96,759	58,514
Provision for income taxes	23,647	14,236
Net income	73,112	44,278
Net (loss) income attributable to noncontrolling interests	(141)	438
Net income attributable to Generac Holdings Inc.	$73,253	$43,840

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.25	$0.74
Weighted average common shares outstanding - basic:	58,412,205	59,062,534

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.24	$0.73
Weighted average common shares outstanding - diluted:	59,233,144	59,747,589

Comprehensive income attributable to Generac Holdings Inc.	$54,849	$68,799

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at January 1, 2026	74,050,753	$741	$1,187,419	(15,373,990)	$(1,358,053)	$(202,116)	$3,003,557	$874	$2,632,422	$5,882	$2,638,304
Unrealized loss on interest rate swaps, net of tax benefit of $501								(1,515)	(1,515)		(1,515)
Foreign currency translation adjustment								(16,889)	(16,889)	154	(16,735)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	157,973	1	(6,644)						(6,643)		(6,643)
Payment of acquisition contingent consideration	10,000	–	3,917						3,917		3,917
Net share settlement of restricted stock awards				(90,537)	(20,655)				(20,655)		(20,655)
Disposition of business with a non-controlling interest			(2,640)						(2,640)	(6,030)	(8,670)
Share-based compensation			13,442						13,442		13,442
Net income							73,253		73,253	–	73,253

Balance at March 31, 2026	74,218,726	$742	$1,195,494	(15,464,527)	$(1,378,708)	$(202,116)	$3,076,810	$(17,530)	$2,674,692	$6	$2,674,698

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax benefit of $1,419								(4,313)	(4,313)		(4,313)
Foreign currency translation adjustment								29,272	29,272	198	29,470
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	249,885	2	626						628		628
Net share settlement of restricted stock awards				(63,604)	(8,635)				(8,635)		(8,635)
Stock repurchases				(716,685)	(97,454)				(97,454)		(97,454)
Share-based compensation			11,608						11,608		11,608
Net income							43,840		43,840	438	44,278

Balance at March 31, 2025	74,035,516	$740	$1,145,990	(14,953,986)	$(1,303,086)	$(202,116)	$2,888,136	$(60,440)	$2,469,224	$3,801	$2,473,025

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$73,112	$44,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	25,594	20,652
Amortization of intangible assets	30,380	25,489
Amortization of deferred financing costs and original issue discount	535	636
Change in fair value of investments	1,374	9,947
Deferred income tax expense (benefit)	3,745	(4,182)
Share-based compensation expense	13,442	11,608
Loss on disposal of assets	218	303
Loss attributable to business dispositions	4,782	-
Other noncash charges	552	626
Excess tax benefits from equity awards	(2,789)	(164)
Net changes in operating assets and liabilities:
Accounts receivable	(15,103)	48,350
Inventories	13,930	(57,203)
Other assets	(44,151)	2,145
Accounts payable	40,085	(33,007)
Accrued wages and employee benefits	(13,704)	(31,554)
Other accrued liabilities	(12,717)	20,228
Net cash provided by operating activities	119,285	58,152

Investing activities
Proceeds from sale of property and equipment	-	54
Purchase of long-term investments	-	(2,656)
Expenditures for property and equipment	(29,397)	(30,937)
Acquisition of business, net of cash acquired	(122,828)	-
Other investing activities	(1,525)	-
Net cash used in investing activities	(153,750)	(33,539)

Financing activities
Proceeds from short-term borrowings	14,079	19,236
Proceeds from long-term borrowings	243	943
Repayments of short-term borrowings	(21,035)	(19,985)
Repayments of long-term borrowings and finance lease obligations	(6,190)	(14,450)
Stock repurchases	-	(97,454)
Payment of deferred acquisition consideration	(1,130)	-
Taxes paid related to equity awards	(34,594)	(8,601)
Proceeds from the exercise of stock options	7,245	592
Net cash used in financing activities	(41,382)	(119,719)

Effect of foreign exchange rate changes on cash and cash equivalents	(36)	1,293

Net decrease in cash and cash equivalents	(75,883)	(93,813)
Cash and cash equivalents at beginning of period	341,413	281,277
Cash and cash equivalents at end of period	$265,530	$187,464

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In January 2026, the Company acquired Allmand, headquartered in Holdrege, Nebraska. Allmand is a leading manufacturer of mobile power equipment for commercial and industrial markets.

The condensed consolidated balance sheet as of  March 31, 2026, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended March 31, 2026, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

2.   Acquisitions and Dispositions

Fiscal 2026 Acquisition

On January 5, 2026, the Company acquired Allmand, a leading manufacturer of mobile power equipment for Commercial & Industrial markets, headquartered in Holdrege, Nebraska for $122,828. The Company recorded its preliminary purchase price allocation based upon the Company’s estimates of the fair value of the acquired assets and assumed liabilities at that time.  As a result, the Company recorded $44,300 of certain intangible assets and $34,439 of goodwill in the Commercial & Industrial segment, as of the acquisition date. Goodwill ascribed to this acquisition is deductible for tax purposes. The accompanying condensed consolidated financial statements include the results of Allmand from the date of acquisition through March 31, 2026.  Pro-forma and other financial information are not presented as the effects of the acquisition are not material to the Company's results of operations or financial position prior to the acquisition date.

Fiscal 2026 and 2025 Dispositions

On January 2, 2026, the Company completed two immaterial business dispositions within the Commercial & Industrial segment, resulting in a combined loss of $4,782.

On May 31, 2025, the Company completed an immaterial business disposition within the Residential segment (prior to the segment reorganization, the Domestic segment), resulting in a loss of $3,905. Refer to Note 7, "Segment Reporting," for further information regarding the segment reorganization.

3.   Redeemable Noncontrolling Interest

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

The following table presents the changes in the redeemable noncontrolling interest for Generac Jufalli Generators:

Three Months Ended March 31,
2026
Balance at beginning of period	$742
Net loss	(141)
Foreign currency translation	1
Balance at end of period	$602

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of March 31, 2026. In July 2025, in conjunction with the amendments to the Company’s credit agreements discussed further in Note 12, “Credit Agreements”, the Company modified its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The amount of after-tax unrealized losses recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 were $1,515 and $4,313, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

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

The loss attributable to the stock warrants was $1,635 and $3,356 for the three months ended March 31, 2026 and 2025, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and stock warrants.

	March 31, 2026	December 31, 2025
Interest rate swaps	$9,256	$11,272
Stock warrants	445	2,080

The fair values of the interest rate swaps and stock warrants are included in operating lease and other assets in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Excluding the impact of credit risk, the fair value of the interest rate swaps as of March 31, 2026 and December 31, 2025 was an asset of $9,559 and $11,604, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the New Tranche A Term Loan Facility borrowing, which has a net carrying value of $696,949, was approximately $693,000 (Level 2) as of March 31, 2026. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $490,140, was approximately $494,963 (Level 2) as of March 31, 2026. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

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

Equity Securities

Equity securities primarily consist of Wallbox Shares. During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $4,724 and $4,457 as of March 31, 2026, and December 31, 2025, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The gain (loss) recognized on the Wallbox Shares was $267 and $(6,591) for the three months ended March 31, 2026 and 2025, respectively.

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

The combined fair value of contingent consideration for the Chilicon Power LLC (Chilicon), Ageto, and PR Industrial S.r.l. (Pramac) acquisitions as of March 31, 2026, and December 31, 2025, was $29,266 and $32,872, respectively. The contingent consideration period for Pramac ended as of December 31, 2025. The contingent consideration for Chilicon extends through December 31, 2028, and is paid annually based on incremental earnings and upon achievement of certain milestones. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration earned as of August 1, 2025, and the remaining two increments capable of being earned on August 1, 2026 and August 1, 2027. The current portion of contingent consideration totals $10,357 and is reported in other accrued liabilities, and the non-current portion totals $18,909 and is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2026	$32,872
Payment of contingent consideration (1)	(3,917)
Present value interest accretion	310
Ending balance, March 31, 2026	$29,266

(1) Represents payment of $3,917 in shares for the Chilicon acquisition. The payment of common stock is accounted for as a non-cash item in the condensed consolidated statement of cash flows.

6.   Accumulated Other Comprehensive Income (Loss)

The following table presents a disclosure of changes in Accumulated Other Comprehensive Income (Loss) during the three months ended March 31, 2026 and 2025, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2026	$(7,030)		$7,904		$874
Other comprehensive loss	(16,889)	(1)	(1,515)	(2)	(18,404)
Ending Balance – March 31, 2026	$(23,919)		$6,389		$(17,530)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	29,272	(3)	(4,313)	(4)	24,959
Ending Balance – March 31, 2025	$(76,894)		$16,454		$(60,440)

(1)	Represents an unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2026, particularly the Euro, British Pound, and Mexican Peso.
(2)	Represents unrealized losses of $2,016 on the interest rate swaps, net of tax benefit of $501, for the three months ended March 31, 2026.
(3)	Represents favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months ended March 31, 2025, particularly the Euro and British Pound.
(4)	Represents unrealized losses of $5,732 on the interest rate swaps, net of tax benefit of $1,419, for the three months ended March 31, 2025.

7.   Segment Reporting

On March 25, 2026, the Company announced its plan to reorganize its two reportable segments, effective March 31, 2026 (the Reorganization). The Company’s Chief Operating Decision Maker (CODM) is Aaron Jagdfeld, President and Chief Executive Officer (CEO). The Reorganization reflects a change in how the CODM evaluates the Company’s operations and performance to better align reporting with the way the business is managed. Prior to the Reorganization, the Company's reportable segments were Domestic and International. As a result of the Reorganization, the Company's new reportable segments are Residential and Commercial & Industrial (C&I).  While Residential and C&I include similar products, they differ based on power output and end customer.

The Residential segment consists of the former Domestic segment, excluding the domestic C&I operations.  Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices and solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. Residential segment revenue consists of product sales to the Company's distribution partners, who in turn sell the product to the end consumer, sometimes including installation and maintenance services. The Residential segment revenue also includes sales of products and services related to aftermarket service parts, the amortization of extended warranty deferred revenue, and remote monitoring subscription revenue. In some cases, residential products are sold directly to the end consumer. The majority of Residential segment revenues are recorded at a point in time when control is transferred to the customer. The remaining revenue, primarily related to extended warranty and other services, is recognized over the period the related services are performed.

The C&I segment consists of the operations of the former International segment with the addition of the domestic Commercial & Industrial operations. Commercial & Industrial products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and  related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. C&I segment revenue consists of product sales to the Company's distribution partners, who in turn sell or rent the product to the end customer, sometimes including installation and maintenance services. The C&I segment revenue also includes sales of products and services related to aftermarket service parts and product accessories sold to the Company's distribution partners, grid services subscription revenue, as well as certain installation and maintenance service revenue. In some cases, C&I products are sold directly to the end customer. C&I segment revenues are recorded at either a point in time when control is transferred to the customer, or if the performance obligation is satisfied over time, then revenue is recognized using a method that reflects the performance under the contract.

Segment financial information for the prior periods has been recast to conform to the current presentation.

 The composition of net sales between Residential and Commercial & Industrial reportable segments is as follows:

	Total Sales by Reportable Segment
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$549,316	$2,867	$552,183	$543,115	$5,548	$548,663
Commercial & Industrial	510,049	49	510,098	399,006	-	399,006
Intercompany eliminations	-	(2,916)	(2,916)	-	(5,548)	(5,548)
Total net sales	$1,059,365	$-	$1,059,365	$942,121	$-	$942,121

The Company views Adjusted EBITDA as a key measure of the Company's performance. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements. The Company presents Adjusted EBITDA not only due to its importance for purposes of the Company's credit agreements, but also because it assists the Company in comparing performance across reporting periods on a consistent basis as it excludes items the Company's management does not believe are indicative of the Company's core operating performance. The CODM uses Adjusted EBITDA, along with the Company's management:

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

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total
External net sales	$549,316	$510,049	$-	$1,059,365	$543,115	$399,006	$-	$942,121
Intersegment sales	2,867	49	-	2,916	5,548	-	-	5,548
Total sales	552,183	510,098	-	1,062,281	548,663	399,006	-	947,669
Elimination of intersegment sales			(2,916)	(2,916)			(5,548)	(5,548)
Costs of goods sold	280,955	371,090	-	652,045	289,902	285,781	-	575,683
Elimination of intersegment cost of goods sold			(2,916)	(2,916)			(5,548)	(5,548)
Operating expenses	176,617	102,481	13,847	292,945	185,228	90,373	12,747	288,348
Other segment items (1)	(43,974)	(30,005)	(2,211)	(76,190)	(38,056)	(22,494)	(5,358)	(65,908)
Adjusted EBITDA by reportable segment	$138,585	$66,532	$(11,636)	$193,481	$111,589	$45,346	$(7,389)	$149,546
Interest expense				(15,376)				(17,110)
Depreciation and amortization				(55,974)				(46,141)
Non-cash write-down and other adjustments (2)				1,443				13
Non-cash share-based compensation expense (3)				(13,442)				(11,608)
Transaction costs and credit facility fees (4)				(2,710)				(760)
Business optimization and other charges (5)				(1,153)				(1,575)
Provision for legal, regulatory, and other costs (6)				(3,206)				(3,751)
Change in fair value of investments (7)				(1,374)				(9,947)
Other (8)				(4,930)				(153)
Income before provision for income taxes				$96,759				$58,514

(*)	The 'Corporate & Eliminations' column includes general corporate overhead, centrally managed costs not allocated to the reportable segments, and the elimination of intersegment revenues and profits. These costs primarily relate to certain legal, accounting, human resources, technology functions, and other costs related to the Corporate headquarters.
(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and other costs.
(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's credit agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	Represents the following significant litigation, regulatory, and other matters that are not indicative of the Company's ongoing operations:

	Three Months Ended March 31,
	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$2,447	$1,492
Legal expenses, judgements and settlements related to certain class action lawsuits	1,026	1,343
Legal expenses related to certain government inquiries and other significant matters	862	916
Release of warranty provision recorded in 2022 to address clean energy warranty-related matters	(1,129)	-
Total provision for legal, regulatory and other matters	$3,206	$3,751

(7)	Represents non-cash gains (losses) primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	The current year loss relates primarily to two immaterial business dispositions that closed in the first quarter of 2026.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	March 31, 2026	December 31, 2025
Residential	$3,039,205	$3,144,332
Commercial & Industrial	2,497,864	2,367,764
Corporate	56,194	61,583
Total	$5,593,263	$5,573,679

	Depreciation and Amortization by Reportable Segment
	Three Months Ended March 31,
	2026	2025
Residential	$32,216	$28,885
Commercial & Industrial	23,487	16,993
Corporate	271	263
Total	$55,974	$46,141

	Capital Expenditures by Reportable Segment
	Three Months Ended March 31,
	2026	2025
Residential	$12,811	$16,127
Commercial & Industrial	15,458	13,088
Corporate	1,128	1,722
Total	$29,397	$30,937

The Company’s sales in the U.S. represented approximately 78% of total sales for both the three months ended March 31, 2026 and 2025. Approximately 76% and 74% of the Company's identifiable long-lived assets were located in the U.S. as of March 31, 2026 and December 31, 2025, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Raw material	$675,079	$705,610
Work-in-process	12,726	12,592
Finished goods	563,988	530,665
Total	$1,251,793	$1,248,867

Property and equipment consists of the following:

	March 31,	December 31,
	2026	2025
Land and improvements	$37,041	$31,937
Buildings and improvements	464,038	444,171
Machinery and equipment	390,288	374,791
Dies and tools	66,549	63,666
Vehicles	19,485	19,743
Office & information technology equipment and internal use software	265,658	252,425
Leasehold improvements	10,889	10,670
Construction in progress	62,818	86,116
Gross property and equipment	1,316,766	1,283,519
Accumulated depreciation	(497,142)	(469,914)
Total	$819,624	$813,605

Total property and equipment includes finance leases of $82,513 and $83,963 as of March 31, 2026, and December 31, 2025, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accrued selling expenses	$103,785	$118,962
Current contract liabilities	142,421	153,745
Accrued legal & professional fees	250,142	248,445
Current operating lease liabilities	11,876	15,731
Accrued other (1)	69,203	54,504
Total	$577,427	$591,387

(1) Accrued other contains a certain recall reserve for the total amount of $9,228 as of March 31, 2026, that is recoverable from a certain supplier.

9.   Goodwill

As described in Note 7, "Segment Reporting," effective March 31, 2026, the Company reorganized its reportable segments into Residential and C&I.  As a result, the composition of the reporting units changed. The Company reassigned goodwill to the affected reporting units using a relative fair value allocation approach.

The Company concluded that the change in reporting unit composition represented a triggering event and performed an interim quantitative goodwill impairment test for the reporting units affected by the reorganization. The impairment test compared the carrying amount of each affected reporting unit, including goodwill, with its estimated fair value.

As a result of this test, the Company recorded $1,523 of goodwill impairment for one reporting unit within the Residential segment.  For the remaining affected reporting units, the Company concluded that estimated fair value exceeded carrying amount and no additional impairment was recognized.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Residential	Commercial & Industrial	Total
Balance as of December 31, 2025	$855,118	$611,976	$1,467,094
Acquisitions and dispositions of businesses, net	-	28,263	28,263
Impairment charge	(1,523)	-	(1,523)
Foreign currency translation rate changes	(27)	(7,000)	(7,027)
Balance as of March 31, 2026	$853,568	$633,239	$1,486,807

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

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$131,922	$110,987
Payments	(23,976)	(20,887)
Provision for warranty issued	19,029	18,118
Changes in estimates for pre-existing warranties	1,250	2,499
Warranty reserve assumed in acquisition	129	-
Balance at end of period	$128,354	$110,717

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

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$219,404	$186,922
Deferred revenue contracts issued	16,822	15,818
Amortization of deferred revenue contracts	(9,595)	(8,337)
Balance at end of period	$226,631	$194,403

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  March 31, 2026 is as follows:

Remainder of 2026	$30,404
2027	42,859
2028	40,628
2029	33,826
2030	26,527
After 2030	52,387
Total	$226,631

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
Product warranty liability
Current portion - accrued product warranty	$41,622	$44,716
Long-term portion - other long-term liabilities	86,732	87,206
Total	$128,354	$131,922

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$41,307	$38,958
Long-term portion - deferred revenue	185,324	180,446
Total	$226,631	$219,404

11.   Contract Liabilities

While the Company’s standard payment terms for its customers are less than one year, the specific payment terms and conditions in its customer contracts vary. In some cases, customers prepay for their goods or services; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears after shipment of the product to the customer or performance of the service. Contracts with payment in arrears are recognized in the condensed consolidated balance sheets as accounts receivable or as prepaid expenses and other current assets upon revenue recognition, while contracts where customers pay in advance of performance are recognized as deferred revenue and recorded in other accrued liabilities (for the portion expected to be recognized within twelve months) or long-term deferred revenue (for the portion not expected to be recognized within twelve months) in the condensed consolidated balance sheets, until revenue is recognized.

The balance of customer deposits and other contract liabilities, excluding the extended warranty deferred revenue balance disclosed in Note 10, was $137,438 and $151,257 as of  March 31, 2026, and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recognized revenue of $46,832 related to amounts included in the December 31, 2025 contract liability balance. As of March 31, 2026, the aggregate amount of revenue that the Company expects to recognize on remaining performance obligations (excluding extended warranty) was approximately $272,000, of which approximately 90% is expected to be recognized as revenue over the next two years. We have applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original term of one year or less.

12.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $43,950 and $50,618, respectively. As of March 31, 2026, the weighted-average interest rate on the short-term borrowings was 6.19%.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
Tranche A Term Loan Facility	$700,000	$700,000
Term Loan B Facility	492,500	493,750
Original issue discount and deferred financing costs	(5,411)	(5,673)
Revolving Facility	-	-
Finance lease obligations	90,203	90,915
Other	2,635	3,456
Total	1,279,927	1,282,448
Less: current portion of debt	16,303	12,729
Less: current portion of finance lease obligations	10,087	9,463
Total long-term borrowings and finance lease obligations	$1,253,537	$1,260,256

As of March 31, 2026, there were $4,712 of unamortized deferred financing costs associated with the New Revolving Facility (as defined below) included in operating lease and other assets in the condensed consolidated balance sheets, and $5,411 of unamortized original issue discount and deferred financing costs linked to the New Tranche A Term Loan Facility and Term Loan B Facility (as defined collectively below) included in long-term borrowings and finance lease obligations in the condensed consolidated balance sheets.

The New Tranche A Term Loan Facility and New Revolving Facility mature on July 1, 2030.  The New Tranche A Term Loan Facility is repayable in quarterly installments commencing  October 1, 2026, with a balloon payment due at maturity. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due at maturity. Maturities of the Company's New Tranche A Term Loan Facility, Term Loan B Facility and New Revolving Facility outstanding on  March 31, 2026, before considering original issue discount and deferred financing costs, were as follows:

	Tranche A Term Loan Facility	Term Loan B Facility	Revolving Facility	Total
2026	$4,375	$3,750	$-	$8,125
2027	21,875	5,000	-	26,875
2028	35,000	5,000	-	40,000
2029	43,750	5,000	-	48,750
2030	595,000	5,000	-	600,000
2031	-	468,750	-	468,750
Total	$700,000	$492,500	$-	$1,192,500

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility and, together with the Original Term Loan B Facility, the Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B of $4,236 and expensed $625 of fees paid to creditors as a loss on refinancing of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 5.42% combined rate as of March 31, 2026.

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the New Term Loan B Facility credit agreement) if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2026, the Company’s net secured leverage ratio was 1.31 to 1.00, and the Company was in compliance with all covenants under the facility. There are no financial maintenance covenants on the Term Loan B Facility.

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

On  July 1, 2025, the Company amended the Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to  July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700,000 (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1,000,000 (New Revolving Facility) (collectively the New Credit Agreements), and redefined the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreement), resulting in an interest rate reduction of 0.10%. Except for redefining the Term Benchmark, interest rates for the New Credit Agreements remain unchanged from the original credit agreements. As of  March 31, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 4.92%.

In accordance with AS C 470-50, the Company capitalized $5,275 of debt issuance costs related to this transaction. Additionally, the Company wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $443 and expensed $782 of third-party fees as a loss on refinancing of debt.

Both the New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2026, the Company’s total leverage ratio was 1.37 to 1.00, and the Company's interest coverage ratio was 12.98 to 1.00. The Company was also in compliance with all other covenants of the New Credit Agreements as of  March 31, 2026.

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

As of March 31, 2026, there were no amounts outstanding under the New Revolving Facility, leaving $999,250 of unused capacity, net of outstanding letters of credit.

See Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information on interest rate swaps that are currently outstanding and partially offset the above interest expense on outstanding borrowings.

13.   Stock Repurchase Program

On February 12, 2024, the Company's Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 9, 2026, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaces the prior share repurchase program, which had $199,340 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the first quarter of 2026, there were no share repurchases under the program. For the three months ended  March 31, 2025, the Company repurchased 716,685 shares of common stock for $97,454. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested "in the money" restricted stock and the exercise of outstanding "in the money" stock options, as well as the satisfaction of certain contingent acquisition consideration conditions as of the end of the period. Refer to Note 4, “Redeemable Noncontrolling Interests,” of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to Generac Holdings Inc.	$73,253	$43,840
Net income attributable to common shareholders	$73,253	$43,840

Denominator
Weighted average shares, basic	58,412,205	59,062,534
Dilutive effect of stock compensation awards (1)	820,939	685,055
Weighted average shares, diluted	59,233,144	59,747,589

Net income attributable to common shareholders per share
Basic	$1.25	$0.74
Diluted	$1.24	$0.73

(1) Excludes approximately 178,000 and 402,000 stock options and restricted stock awards for the three months ended March 31, 2026 and 2025, respectively, because they would be anti-dilutive.

15. Income Taxes

The effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.4% and 24.3%, respectively. The slight increase in effective tax rate was due primarily to certain discrete items and their impact on higher pre-tax income in the quarter.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase Generac products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of March 31, 2026, and December 31, 2025, was $162,314 and $149,737, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred.  The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee decided to pursue PHS’s claims against Generac in arbitration. Generac Power intends to vigorously defend against the claims and contends that PHS cannot recover certain damages on behalf of its customers upon final approval of the settlement in the Multidistrict Litigation described below to the extent the claims relate to the performance of a certain solar system component. The arbitration hearing is expected to occur in June 2027.

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power and plaintiffs participated in a mediation through which the parties agreed to certain monetary and non-monetary terms to resolve the matter on a classwide basis. The parties have obtained preliminary approval for the classwide settlement and will be seeking final approval.  In the third quarter of 2025, Generac Power recorded a reserve for the contemplated $15,000 settlement fund. Generac Power does not concede liability or any charges of wrongdoing in connection with the proposed settlement.

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of certain matters (the Oakland County Lawsuit). On February 7, 2025, the court granted the Company’s motion to dismiss and found that plaintiffs failed to adequately plead a securities fraud claim. Plaintiffs filed an amended complaint on March 10, 2025. On April 30, 2026, the court granted the Company’s motion to dismiss the amended complaint with prejudice, again finding that plaintiffs failed to adequately plead a securities fraud claim, and directed the entry of final judgment in favor of the Company. Plaintiffs may appeal the dismissal. If an appeal is filed, the Company intends to vigorously defend the judgment.

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

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan and, as a result, the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020. On October 3, 2025, the Company received notice from the EPA that it would seek to void certain emissions certifications for 2020, affecting approximately 4,850 (not in thousands) additional portable generators as the Company previously disclosed in Note 18, “Commitments and Contingencies,” to its 2024 Annual Report on Form 10-K. The Company is cooperating with the DOJ, EPA and CARB regarding these topics, various voluntary self-disclosures the Company has made to the EPA since 2024, and other ancillary requests for information.

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

On November 21, 2023, Christopher Walling filed a putative securities class action lawsuit against the Company and certain of its officers in the Western District of Wisconsin and was later appointed lead plaintiff. The complaint asserted claims for alleged violation of federal securities law related to statements concerning the Company’s financial outlook and the impact of macroeconomic trends on the demand for its products. The plaintiff sought to represent a class of individuals who purchased or otherwise acquired common stock between May 3, 2023, and August 3, 2023, and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s stock (the Walling Lawsuit). On February 3, 2026, the court granted the Company’s motion to dismiss the amended complaint and found that plaintiff failed to adequately plead a securities fraud claim. Plaintiff did not appeal the dismissal, so it is final.

On February 14, 2024, a purported Company shareholder filed a derivative action against certain of the Company’s officers and directors in the United States District Court for the Eastern District of Wisconsin. The complaint (in which the Company was named as a nominal defendant) generally alleged, among other things, breaches of fiduciary duties in connection with the oversight of the Company’s public statements and legal compliance, including as to the claims raised in the Walling Lawsuit. Following the dismissal of the Walling Lawsuit, plaintiff voluntarily dismissed the shareholder derivative action.

On December 5, 2023, seven plaintiffs filed a product liability lawsuit in the Philadelphia County Court of Common Pleas against Generac Power, other Generac affiliates, and unrelated entities for damages sustained in an accident involving a GP15000E portable generator that occurred on October 4, 2023 (Zawaski, et al. v. Generac Power Systems, Inc., et al.). Plaintiffs pursued claims against Generac Power for negligence, strict liability, and loss of consortium, seeking compensatory and punitive damages. On January 26, 2026, the Company, together with other co-defendants, agreed to enter a settlement in principle to resolve all asserted claims, while denying any wrongdoing, to eliminate the uncertainty, burden, and expense of protracted litigation. The Company agreed to pay $104,500 in addition to the Company’s excess insurance for the applicable policy year. As of March 31, 2026 and  December 31, 2025, the Company has reflected a reserve for $206,500 within other accrued liabilities and an insurance receivable for $102,000 in prepaid expenses and other assets in the condensed consolidated balance sheets. The Company and its insurance carriers satisfied the payment obligation on April 1, 2026.

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

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida (Case No. 24-cv-02412). The Amended Complaint, which includes additional plaintiffs, alleges certain defects for home standby generators manufactured or sold to consumers from 2020-2024. Plaintiffs assert breaches of warranty, tort-based, and statutory claims relating to the sale and performance of home standby generators. The court dismissed (1) all claims against the Company and (2) all non-Florida residents’ claims against Generac Power for lack of personal jurisdiction, and limited the Florida plaintiffs’ claims against Generac Power to a claim for breach of express warranty.  The Company disputes the allegations and intends to vigorously defend against the remaining claims in the Amended Complaint, including that the case should not proceed as a class action.

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

17. Subsequent Events

On April 1, 2026, the Company acquired Enercon Engineering, Inc. (Enercon) headquartered in East Peoria, Illinois. Enercon designs and manufactures custom power equipment and industrial enclosures for high-reliability applications, strengthening the  Company’s ability to service hyperscale and enterprise data center markets. The preliminary purchase price totaled $122,322, of which $44,785 was paid in restricted shares and the remainder in cash.  Additional contingent consideration may be earned up to a maximum amount of $112,043, with 35% paid in restricted shares and the remainder in cash, upon the achievement of certain conditions.  The earnout period extends through April 1, 2027.  Due to the close proximity of the acquisition date and the Company's filing of its interim financial information on Form 10-Q for the three months ended March 31, 2026, the initial accounting for the business combination is not yet complete and is pending identification and measurement of the assets acquired and liabilities assumed. Accordingly, the information required by ASC 805, Business Combinations, will be disclosed in the Company's subsequent Form 10-Q.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	changes and volatility with respect to the trade policies of various countries, which may result in new or increased tariffs, trade restrictions, or other unfavorable trade actions;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	changes in durable goods spending by consumers and businesses or other global macroeconomic conditions, impacting demand for our products;
●	changes in governmental policies, particularly with respect to tax incentives, tax credits, or grant programs, which could: (i) affect the demand for certain of our products; or (ii) result in a withdrawal or reduction of grants previously awarded to the Company;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	our ability to develop and enhance products and gain customer acceptance, including our offerings that serve the data center and energy technology markets;
●	uncertainty regarding the growth of the data center market;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	scrutiny regarding our sustainability practices
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	risks due to instability caused by geopolitical conflicts;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinancing our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in any forward-looking statements. A detailed discussion of these and other factors that may affect future results is contained in our filings with the Securities and Exchange Commission, including in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Stockholders, potential investors and other readers should consider these factors carefully in evaluating the forward-looking statements.

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

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading positions in the North American market for power equipment with an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. The recent introduction of our large-megawatt diesel generator line-up has substantially increased our served addressable market, allowing us to participate in the supply-constrained data center market which is expected to grow significantly over the coming years due to the mass adoption of artificial intelligence. Over the last few years, we have also been focused on building out ecosystems of energy technology products, solutions, and services for homes and businesses, allowing us to fully integrate our product portfolios together into common platforms and user interfaces and enabling end users to better manage their energy resilience and costs. We have also been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner fuel compared to diesel, to develop solutions for applications beyond standby power, allowing us to participate in multipurpose microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and our energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid.

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

Mega-Trends, Strategic Growth Themes, and Additional Business Drivers

Our “Powering a Smarter World” strategic plan serves as the framework for the significant investments that we have made, and will continue to make, to capitalize on the long-term growth prospects of Generac. Our enterprise strategy is derived from certain key mega-trends that we believe will drive various strategic growth themes for our business. Those mega-trends and growth themes are as follows:

Key Mega-Trends:

●	Lower power quality continuing to drive demand for backup power solutions:
	○	More frequent severe and volatile weather impacting an aging grid, causing increased power outage activity.
	○	Increasing deployment of intermittent generation sources coupled with accelerating electricity demand trends driving supply/demand imbalances for utilities and grid operators.
●	Higher power prices driving the need for energy management solutions:
	○	Electrification trends causing power demand to exceed supply, driving up power prices.
	○	Investment required to upgrade grid infrastructure and transition to renewable power sources, pushing prices higher.
●	Artificial intelligence adoption accelerating, creating a large market opportunity for backup power:
	○	Significant power requirements for the buildout of data centers to enable AI adoption could drive further grid instability and higher power prices.
	○	Massive capital investment into hyperscale and edge data centers has created a very large market for back-up power that is supply-constrained, providing a significant growth opportunity for our newly introduced large-megawatt C&I products.
●	Growing demand for cleaner burning fuels:
	○	Natural gas and other alternative fuels are vital to the energy transition.
	○	Demand for natural gas-fueled backup generators growing as homes and businesses desire cleaner-burning fuel sources of generation.
●	Required investment in global infrastructure, driving demand for our products:
	○	Upgrading of aging and underinvested legacy infrastructure systems, such as energy production, telecommunications, transportation, and data centers.
	○	Expanding investment for increasingly critical technology infrastructure as we transition to a more "connected" society.

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

Other Business Drivers

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

Impact of business capital investment and other economic cycles. The global market for our C&I products is affected by different capital investment cycles, which can vary widely across the different regions and markets that we serve. These cycles include non-residential building construction, durable goods and infrastructure spending, as well as investments in the exploration and production of oil & gas, as businesses or organizations either add new locations or make investments to upgrade existing locations or equipment. These trends and market conditions can have a material impact on demand for our products. The capital investment cycle may differ for the various C&I end markets that we serve, including data centers, light commercial, retail, office, telecommunications, rental, industrial, healthcare, construction, oil & gas and municipal infrastructure, among others. The market for these products is also affected by general economic conditions around the world, fluctuations in interest rates & foreign currencies, trade policies, and geopolitical matters and conflicts in the various countries where we serve, as well as credit availability in those regions.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government, and may be subject to further legal and regulatory developments.

The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business, including potential IEEPA tariff refunds, continues to be uncertain. If refunds are received in future periods, they could have a favorable impact on cash flows and results of operations in the period of receipt or realization. However, we cannot reasonably estimate the amount or timing of these refunds, and therefore have not reflected a related receivable as of March 31, 2026.

Seasonality. Although there is demand for our products throughout the year, in each of the past five years, approximately 20% to 25% of our net sales occurred in the first quarter, 23% to 28% in the second quarter, 24% to 27% in the third quarter, and 23% to 29% in the fourth quarter, with different seasonality depending primarily on the occurrence, timing and severity of power outage activity in each year. Major outage activity is unpredictable by nature and, as a result, our sales levels and profitability may fluctuate from period to period. The seasonality experienced during a major power outage, and for the subsequent quarters following the event, will vary relative to other periods where no major outage events occurred. The second half of 2025 represented a very low level of baseline power outage activity, impacting demand for our residential products and resulting in quarterly net sales being more evenly distributed compared to our historical averages.

Acquisitions.   Over the years, we have executed a number of acquisitions that support our strategic plan. A summary of the recent acquisitions can be found in Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 (Note 1, “Description of Business”) of the Annual Report on Form 10-K for the year ended December 31, 2025.

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Refer to Note 12, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information. The year-over-year decrease in interest expense in the current period was primarily driven by lower borrowings and lower interest rates compared to the prior year period.

On July 1, 2025, we amended our Term Loan A Facility and Revolving Credit Facility, extending the maturity of both to July 1, 2030, revising the Term Loan A Facility outstanding principal balance to $700,000, reducing the Revolving Credit Facility borrowing capacity to $1,000,000, and redefining the Term Benchmark to replace the Adjusted Term SOFR Rate with the Term SOFR Rate, resulting in an interest rate reduction of 0.10%.

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.4% and 24.3%, respectively. The slight increase in effective tax rate was due primarily to certain discrete items and their impact on higher pre-tax income in the quarter.

On July 4, 2025, the United States signed the “One Big Beautiful Bill Act” (OBBBA) into law. This legislation makes permanent several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed. We continue to expect cash tax savings from the bonus depreciation and domestic research and development expensing.   These changes did not have a material impact on our effective income tax rate for the first quarter or the estimated annual effective tax rate for 2026 as the changes relate to temporary differences in basis.

In January 2026, the Organization for Economic Cooperation and Development (OECD) released a new package of administrative guidance that effectively deems the United States tax system as compliant with Pillar Two, which is expected to eliminate additional top-up taxes across our global operations. This updated guidance package does not exempt us from Qualified Domestic Minimum Top-Up Taxes in foreign jurisdictions. As a result, we expect our cash taxes paid to remain subject to local minimum tax regimes where applicable. There was no impact to our financial results during the quarter, and we do not expect the rules to have a material impact on our effective tax rate for the year. We continue to monitor OECD and foreign jurisdictions developments and will update our future tax provisions accordingly.

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net sales	$1,059,365	$942,121	$117,244	12.4%
Costs of goods sold	649,129	570,135	78,994	13.9%
Gross profit	410,236	371,986	38,250	10.3%
Operating expenses:
Selling and service	123,624	126,065	(2,441)	-1.9%
Research and development	62,656	62,048	608	1.0%
General and administrative	76,285	74,746	1,539	2.1%
Amortization of intangible assets	30,380	25,489	4,891	19.2%
Total operating expenses	292,945	288,348	4,597	1.6%
Income from operations	117,291	83,638	33,653	40.2%
Total other expense, net	(20,532)	(25,124)	4,592	18.3%
Income before provision for income taxes	96,759	58,514	38,245	65.4%
Provision for income taxes	23,647	14,236	9,411	66.1%
Net income	73,112	44,278	28,834	65.1%
Net (loss) income attributable to noncontrolling interests	(141)	438	(579)	-132.2%
Net income attributable to Generac Holdings Inc.	$73,253	$43,840	$29,413	67.1%

Segment Results of Operations

On March 25, 2026, we announced our plan to reorganize our two reportable segments to better align the organization with our enterprise strategy, effective March 31, 2026 (the Reorganization).  Prior to the Reorganization, our reportable segments were Domestic and International.  As a result of the Reorganization, our new reportable segments are Residential and C&I. The Residential segment consists of the former Domestic segment, excluding the domestic C&I operations.  The C&I segment consists of the operations of the former International segment with the addition of the domestic C&I operations.

Segment financial information for the prior periods has been recast to conform to the current presentation.

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales by Reportable Segment
	Three Months Ended March 31,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change
Residential	$549,316	$543,115	$6,201	1.1%
Commercial & Industrial	510,049	399,006	111,043	27.8%
Total net sales	$1,059,365	$942,121	$117,244	12.4%

	Total Sales by Reportable Segment
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$549,316	$2,867	$552,183	$543,115	$5,548	$548,663
Commercial & Industrial	510,049	49	510,098	399,006	-	399,006
Intercompany eliminations	-	(2,916)	(2,916)	-	(5,548)	(5,548)
Total net sales	$1,059,365	$-	$1,059,365	$942,121	$-	$942,121

	Adjusted EBITDA by Reportable Segment
	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Residential	$138,585	$111,589	$26,996	24.2%
Commercial & Industrial	66,532	45,346	21,186	46.7%
Corporate and eliminations	(11,636)	(7,389)	(4,247)	NM
Total Adjusted EBITDA	$193,481	$149,546	$43,935	29.4%

Net sales.   Residential segment total sales increased approximately 1% to $552 million as compared to $549 million in the prior year. This sales increase was primarily driven by higher portable generator shipments, partially offset by a decline in energy storage system sales. Home standby generator sales were approximately flat as higher pricing in the current year was offset by lower volumes due to a strong prior year period that included the benefit from a substantial 2024 hurricane season.

Commercial & Industrial segment total sales increased approximately 28% to $510 million from $399 million in the prior year quarter, including an approximate 10% net favorable impact from the combination of acquisitions, divestitures, and foreign currency. The core total sales growth for the segment was primarily driven by revenue from products sold to global data center customers, increased shipments to our domestic industrial distributor and rental channels, and higher sales of our controls solutions to the global power generation market.

In addition, net contribution from non-annualized acquisitions & divestitures for the first quarter of 2026 was $18.0 million, primarily in the Commercial & Industrial segment.

Gross profit.   Gross profit margin was 38.7% as compared to 39.5% in the prior-year first quarter. The decrease in gross margin was primarily driven by unfavorable sales mix. In addition, higher input costs, including the impact of tariffs and commodities, were more than offset by increased price realization.

Operating Expenses.   Operating expenses increased $4.6 million, or 2%, compared to the first quarter of 2025. The increase was primarily driven by higher intangible amortization.

Other Expense.   The reduction in other expense, net was driven primarily by a decrease in the loss on the change in fair value of our investment in warrants and equity securities of Wallbox N.V. This was partially offset by the net impact of two immaterial business dispositions that closed in the current year quarter.

Provision for income taxes.   Provision for income taxes for the current year quarter was $23.6 million, or an effective tax rate of 24.4%, as compared to $14.2 million, or a 24.3% effective tax rate, for the prior quarter. The slight increase in effective tax rate was primarily due to certain discrete items and their impact on higher pre-tax income relative to the prior year quarter.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the first quarter was $73 million, or $1.24 per share, as compared to $44 million, or $0.73 per share, for the same period of 2025.

Adjusted EBITDA.   Adjusted EBITDA for the Residential segment was $138.6 million, or 25.1% of residential segment total sales, as compared to $111.6 million, or 20.3% of residential sales, in the prior year. This margin increase was primarily driven by operational efficiencies resulting in lower operating expenses and favorable price realization that more than offset higher input costs.

Adjusted EBITDA for the Commercial & Industrial segment, before deducting for noncontrolling interests, was $66.5 million, or 13.0% of C&I total sales, as compared to $45.3 million, or 11.4% of total sales, in the prior year. This margin increase was primarily driven by improved price/cost realization, the accretive impact of the Allmand acquisition,  and operating leverage on higher shipment volumes.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying non-GAAP measures reconciliation schedules, was $106 million in the current year first quarter as compared to $75 million in the prior-year. This increase was primarily driven by higher net income in the current period as outlined above.

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

On July 1, 2025, we amended our Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700 million (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1 billion (New Revolving Facility) (collectively the New Credit Agreements) and redefining the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreements), resulting in an interest rate reduction of 0.10%. The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026. The New Tranche A Term Loan Facility and the New Revolving Facility bear interest at a rate based on SOFR plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%. As of March 31, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 4.92%.

In accordance with ASC 470-50, we capitalized $5.3 million of debt issuance costs related to this refinancing transaction. Additionally, we wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $0.4 million and expensed $0.8 million of third-party fees as a loss on refinancing of debt.

As of March 31, 2026, there was $492.5 million outstanding under the Term Loan B Facility, $700 million outstanding under the New Tranche A Term Loan Facility, and no borrowings on the New Revolving Facility, leaving $999.3 million of unused capacity, net of outstanding letters of credit.

The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of March 31, 2026, the interest rate for the Term Loan B Facility was 5.42%. The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the Term Loan B Facility credit agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of March 31, 2026, our net secured leverage ratio was 1.31 to 1.00, and we were in compliance with all covenants of the facility. There are no financial maintenance covenants on the Term Loan B Facility. The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of March 31, 2026, our total leverage ratio was 1.37 to 1.00, and our interest coverage ratio was 12.98 to 1.00. We were also in compliance with all other covenants of the New Credit Agreements as of March 31, 2026.

On February 12, 2024, our Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500.0 million of our common stock over a twenty-four-month period. Additionally, on February 9, 2026, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $199.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2026, the remaining unused buyback authorization under the current program was $500 million.

There were no share repurchases under the program during the first quarter of 2026. During the first quarter of 2025, w e repurchased 716,685 shares of common stock for $97.5 million. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 12, “Credit Agreements,” and Note 13, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 11% and 15% of net sales for the three months ended March 31, 2026 and 2025, respectively. The amount financed by dealers which remained outstanding under this arrangement was $162.3 million and $149.7 million as of March 31, 2026, and December 31, 2025, respectively.

Long-term Liquidity

As of March 31, 2026, we had total liquidity of $1,264.8 million which consists of $265.5 million of cash and cash equivalents and $999.3 million of availability under our New Revolving Facility.

We believe our cash and cash equivalents, cash flow from operations, and availability under our New Revolving Facility and other short-term lines of credit will provide us with sufficient capital to continue to run our operations. We may use a portion of our cash flow for debt repayments and common stock buybacks, impacting the amount available for working capital, capital expenditures, acquisitions, and other general corporate purposes. As we continue to expand our business, we may require additional capital to fund other initiatives that could potentially drive incremental shareholder value.

Cash Flow

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

The following table summarizes our cash flows by category for the periods presented:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net cash provided by operating activities	$119,285	$58,152	$61,133	105.1%
Net cash used in investing activities	(153,750)	(33,539)	(120,211)	-358.4%
Net cash used in financing activities	(41,382)	(119,719)	78,337	65.4%
Effect of foreign exchange rate changes on cash and cash equivalents	(36)	1,293	(1,329)	-102.8%
Net decrease in cash and cash equivalents	$(75,883)	$(93,813)	$17,930	19.1%

The increase in operating cash flows for the three months ended March 31, 2026 was primarily driven by higher operating earnings and a lower use of cash for working capital as compared to the prior year.

The $153.8 million net cash used in investing activities for the three months ended March 31, 2026 primarily represents cash payments of $29.4 million related to the purchase of property and equipment, $122.8 million for the acquisition of Allmand, and $1.5 million related to other investing activities.

The $33.5 million net cash used in investing activities for the three months ended March 31, 2025 primarily represents cash payments of $30.9 million related to the purchase of property and equipment, and $2.7 million for the purchase of long-term investments.

The $41.4 million net cash used in financing activities for the three months ended March 31, 2026 primarily represents proceeds of $14.1 million from short-term borrowings, $0.2 million from long-term borrowings, and $7.2 million from the exercise of stock options. These cash proceeds were more than offset by $27.2 million of debt repayments ($21.0 million of short-term borrowings and $6.2 million of long-term borrowings and finance lease obligations), $34.6 million for taxes paid related to equity awards, and $1.1 million for payments of deferred acquisition consideration.

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

Contractual Obligations

There have been no material changes to our contractual obligations between the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025, and March 31, 2026, except for the changes in outstanding borrowings and interest rates as discussed in Note 12, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, in preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves. Management believes our most critical accounting estimates and assumptions are in the following areas: goodwill and other indefinite-lived intangible asset impairment assessment; and income taxes.

Other than the changes described within Note 9, "Goodwill," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies since the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands)	2026	2025

Net income attributable to Generac Holdings Inc.	$73,253	$43,840
Net (loss) income attributable to noncontrolling interests	(141)	438
Net income	73,112	44,278
Interest expense	15,376	17,110
Depreciation and amortization	55,974	46,141
Provision for income taxes	23,647	14,236
Non-cash write-down and other adjustments (a)	(1,443)	(13)
Non-cash share-based compensation expense (b)	13,442	11,608
Transaction costs and credit facility fees (c)	2,710	760
Business optimization and other charges (d)	1,153	1,575
Provision for legal, regulatory, and other costs (e)	3,206	3,751
Change in fair value of investments (f)	1,374	9,947
Other (g)	4,930	153
Adjusted EBITDA	193,481	149,546
Adjusted EBITDA attributable to noncontrolling interests	(146)	632
Adjusted EBITDA attributable to Generac Holdings Inc.	$193,627	$148,914

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

• The adjustments for unrealized mark-to-market gains and losses on commodity contracts represent non-cash items to reflect changes in the fair value of forward contracts that have not been settled or terminated. We believe it is useful to adjust net income for these items because the charges do not represent a cash outlay in the period in which the charge is incurred, although Adjusted EBITDA must always be used together with our U.S. GAAP statements of comprehensive income and cash flows to capture the full effect of these contracts on our operating performance; and

•The purchase accounting adjustments represent non-cash items to reflect fair value of certain assets at the date of acquisition, and therefore do not reflect our ongoing operations. Fair value adjustments to contingent consideration obligations related to business acquisitions are added back as they are akin to purchase price.

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

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

	Three Months Ended March 31,
	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$2,447	$1,492
Legal expenses, judgements and settlements related to certain class action lawsuits	1,026	1,343
Legal expenses related to certain government inquiries and other significant matters	862	916
Release of warranty provision recorded in 2022 to address clean energy warranty-related matters	(1,129)	-
Total provision for legal, regulatory and other matters	$3,206	$3,751

 (f)  Represents non-cash gains and losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g)  The current year loss relates primarily to two immaterial business dispositions that closed in the first quarter of 2026.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended March 31,
(U.S. Dollars in thousands, except share and per share data)	2026	2025

Net income attributable to Generac Holdings Inc.	$73,253	$43,840
Net income attributable to noncontrolling interests	(141)	438
Net income	73,112	44,278
Amortization of intangible assets	30,380	25,489
Amortization of deferred financing costs and original issue discount	535	636
Transaction costs and other purchase accounting adjustments (a)	2,548	107
Loss attributable to business or asset dispositions (c)	4,782	390
Business optimization and other charges (b)	1,153	1,575
Provision for legal, regulatory, and other costs (b)	3,206	3,751
Change in fair value of investments (b)	1,374	9,947
Tax effect of add backs	(10,885)	(10,369)
Adjusted net income	106,205	75,804
Adjusted net income attributable to noncontrolling interests	(141)	438
Adjusted net income attributable to Generac Holdings Inc.	$106,346	$75,366

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$1.80	$1.26
Weighted average common shares outstanding - diluted:	59,233,144	59,747,589

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  See reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc. above.

(c)  The current year loss relates primarily to two immaterial business dispositions that closed in the first quarter of 2026.

New Accounting Standards

Refer to Note 1, “Description of Business and Basis of Presentation,” to the condensed consolidated financial statements for further information on the new accounting standards applicable to the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Refer to Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a discussion of the Wallbox warrant derivative instruments, changes in commodity, currency and interest rate related risks, and other hedging activities. Otherwise, there have been no material changes in market risk from the information provided in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended March 31, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended March 31, 2026, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

01/01/2026 – 01/31/2026	-	$-	-	$500,000,000
02/01/2026 – 02/28/2026	-	$-	-	$500,000,000
03/01/2026 – 03/31/2026	90,537	$228.12	-	$500,000,000
Total	90,537	$228.12	-

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

On March 5, 2026, Raj Kanuru, Executive Vice President, General Counsel & Secretary, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense in Rule 10b5-1(c) for the (i) sale of up to 2,165 shares of the Company’s common stock, and (ii) exercise and sale of up to 4,514 stock options, until February 12, 2027.

On March 6, 2026, Norm Taffe, President, Generac Home, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the (i) sale of up to 3,000 shares of the Company’s common stock, and (ii) exercise and sale of up to 2,500 stock options, until March 8, 2027.

Item 6.           Exhibits

Exhibits Number	Description
10.1*	Amended Form of Restricted Stock Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

10.2*	Amended Form of Performance Share Unit Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

10.3*	Amended Form of Nonqualified Stock Option Award Agreement pursuant to the Generac Holdings Inc. 2019 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 5, 2026