Form 10-Q
period 2026-06-30
GENERAC HOLDINGS INC.
filed 2026-08-04
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 59,006,361 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$264,921	$341,413
Accounts receivable, less allowance for credit losses of $33,767 and $34,504 at June 30, 2026 and December 31, 2025, respectively	669,204	602,739
Inventories	1,238,871	1,248,867
Prepaid expenses and other current assets	260,381	269,459
Total current assets	2,433,377	2,462,478

Property and equipment, net	862,578	813,605

Customer lists, net	159,251	127,517
Patents and technology, net	313,682	338,308
Other intangible assets, net	7,375	10,011
Tradenames, net	221,107	199,430
Goodwill	1,651,751	1,467,094
Deferred income taxes	8,107	41,949
Operating lease and other assets	114,923	113,287
Total assets	$5,772,151	$5,573,679

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$48,318	$50,618
Accounts payable	556,088	436,583
Accrued wages and employee benefits	62,360	69,850
Accrued product warranty	43,473	44,716
Other accrued liabilities	447,770	591,387
Current portion of long-term borrowings and finance lease obligations	32,052	22,192
Total current liabilities	1,190,061	1,215,346

Long-term borrowings and finance lease obligations	1,248,958	1,260,256
Deferred income taxes	54,270	60,913
Deferred revenue	227,820	232,921
Operating lease and other long-term liabilities	173,047	165,197
Total liabilities	2,894,156	2,934,633

Redeemable non-controlling interest	367	742

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,234,629 and 74,050,753 shares issued at June 30, 2026 and December 31, 2025, respectively	742	741
Additional paid-in capital	1,211,335	1,187,419
Treasury stock, at cost, 15,228,990 and 15,373,990 shares at June 30, 2026 and December 31, 2025, respectively	(1,334,835)	(1,358,053)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	3,220,054	3,003,557
Accumulated other comprehensive (loss) income	(17,557)	874
Stockholders’ equity attributable to Generac Holdings Inc.	2,877,623	2,632,422
Noncontrolling interests	5	5,882
Total stockholders' equity	2,877,628	2,638,304
Total liabilities and stockholders’ equity	$5,772,151	$5,573,679

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$1,173,510	$1,061,169	$2,232,875	$2,003,290
Costs of goods sold	651,699	644,420	1,300,828	1,214,555
Gross profit	521,811	416,749	932,047	788,735

Operating expenses:
Selling and service	141,627	139,495	265,251	265,560
Research and development	65,781	60,354	128,437	122,402
General and administrative	73,155	79,430	149,440	154,176
Amortization of intangibles	30,815	25,681	61,195	51,170
Total operating expenses	311,378	304,960	604,323	593,308
Income from operations	210,433	111,789	327,724	195,427

Other (expense) income:
Interest expense	(16,787)	(18,242)	(32,163)	(35,352)
Investment income	3,561	1,747	5,244	3,972
Change in fair value of investments	5,916	(1,524)	4,542	(11,471)
Loss attributable to business dispositions	(13,456)	(3,905)	(18,238)	(3,905)
Other, net	39	(13)	(644)	(305)
Total other expense, net	(20,727)	(21,937)	(41,259)	(47,061)

Income before provision for income taxes	189,706	89,852	286,465	148,366
Provision for income taxes	46,696	15,422	70,343	29,658
Net income	143,010	74,430	216,122	118,708
Net (loss) income attributable to noncontrolling interests	(234)	414	(375)	852
Net income attributable to Generac Holdings Inc.	$143,244	$74,016	$216,497	$117,856

Net income attributable to Generac Holdings Inc. per common share - basic:	$2.44	$1.27	$3.69	$2.01
Weighted average common shares outstanding - basic:	58,822,634	58,496,998	58,615,919	58,771,818

Net income attributable to Generac Holdings Inc. per common share - diluted:	$2.40	$1.25	$3.64	$1.98
Weighted average common shares outstanding - diluted:	59,635,447	59,017,823	59,436,379	59,385,907

Comprehensive income attributable to Generac Holdings Inc.	$143,217	$137,561	$198,066	$206,360

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at April 1, 2026	74,218,726	$742	$1,195,494	(15,464,527)	$(1,378,708)	$(202,116)	$3,076,810	$(17,530)	$2,674,692	$6	$2,674,698
Unrealized loss on interest rate swaps, net of tax of $720								(2,193)	(2,193)		(2,193)
Foreign currency translation adjustment								2,166	2,166	(1)	2,165
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	15,903	–	1,836	(8,417)	–				1,836		1,836
Net share settlement of restricted stock awards				(3,367)	(912)				(912)		(912)
Treasury stock issued for business combination				247,321	44,785				44,785		44,785
Share-based compensation			14,005						14,005		14,005
Net income							143,244		143,244	–	143,244

Balance at June 30, 2026	74,234,629	$742	$1,211,335	(15,228,990)	$(1,334,835)	$(202,116)	$3,220,054	$(17,557)	$2,877,623	$5	$2,877,628

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at April 1, 2025	74,035,516	$740	$1,145,990	(14,953,986)	$(1,303,086)	$(202,116)	$2,888,136	$(60,440)	$2,469,224	$3,801	$2,473,025
Unrealized loss on interest rate swaps, net of tax of $1,016								(3,090)	(3,090)		(3,090)
Foreign currency translation adjustment								66,635	66,635	453	67,088
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	(11,766)	–	411						411		411
Net share settlement of restricted stock awards				(5,369)	(669)				(669)		(669)
Stock repurchases				(392,521)	(50,463)				(50,463)		(50,463)
Share-based compensation			14,752						14,752		14,752
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							74,016		74,016	414	74,430

Balance at June 30, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2026	74,050,753	$741	$1,187,419	(15,373,990)	$(1,358,053)	$(202,116)	$3,003,557	$874	$2,632,422	$5,882	$2,638,304
Unrealized loss on interest rate swaps, net of tax benefit of $1,221								(3,708)	(3,708)	–	(3,708)
Foreign currency translation adjustment								(14,723)	(14,723)	153	(14,570)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	173,876	1	(4,808)	(8,417)	–				(4,807)		(4,807)
Payment of acquisition contingent consideration	10,000	–	3,917						3,917		3,917
Net share settlement of restricted stock awards				(93,904)	(21,567)				(21,567)		(21,567)
Disposal of business with non-controlling interest			(2,640)						(2,640)	(6,030)	(8,670)
Treasury stock issued for business combination				247,321	44,785				44,785		44,785
Share-based compensation			27,447						27,447		27,447
Net income							216,497		216,497	–	216,497

Balance at June 30, 2026	74,234,629	$742	$1,211,335	(15,228,990)	$(1,334,835)	$(202,116)	$3,220,054	$(17,557)	$2,877,623	$5	$2,877,628

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax of $2,435								(7,403)	(7,403)		(7,403)
Foreign currency translation adjustment								95,907	95,907	651	96,558
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	238,119	2	1,037						1,039		1,039
Net share settlement of restricted stock awards				(68,973)	(9,304)				(9,304)		(9,304)
Stock repurchases				(1,109,206)	(147,917)				(147,917)		(147,917)
Share-based compensation			26,360						26,360		26,360
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							117,856		117,856	852	118,708

Balance at June 30, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$216,122	$118,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	53,189	43,292
Amortization of intangible assets	61,195	51,170
Amortization of deferred financing costs and original issue discount	1,081	1,278
Change in fair value of investments	(4,542)	11,471
Deferred income tax expense (benefit)	26,447	(18,668)
Share-based compensation expense	27,447	26,360
Loss on disposal of assets	211	602
Loss attributable to business dispositions	18,238	3,905
Other noncash charges	2,159	1,513
Excess tax benefits from equity awards	(3,447)	90
Net changes in operating assets and liabilities:
Accounts receivable	(64,430)	(485)
Inventories	14,869	(199,279)
Other assets	(105,336)	7,990
Accounts payable	116,387	129,489
Accrued wages and employee benefits	(8,098)	(28,297)
Other accrued liabilities	(110,996)	(18,798)
Net cash provided by operating activities	240,496	130,341

Investing activities
Proceeds from sale of property and equipment	10	-
Purchase of long-term investments	-	(2,656)
Expenditures for property and equipment	(87,687)	(88,653)
Acquisition of businesses, net of cash acquired	(211,820)	-
Proceeds (payments) from sale of businesses, net of cash disposed	23,654	(1,999)
Net cash used in investing activities	(275,843)	(93,308)

Financing activities
Proceeds from short-term borrowings	22,736	21,860
Proceeds from long-term borrowings	82,538	92,585
Repayments of short-term borrowings	(25,571)	(30,171)
Repayments of long-term borrowings and finance lease obligations	(93,096)	(29,032)
Stock repurchases	-	(147,917)
Payment of deferred acquisition consideration	(958)	-
Cash dividends paid to noncontrolling interest of subsidiary	-	(293)
Taxes paid related to equity awards	(36,702)	(9,393)
Proceeds from the exercise of stock options	10,275	1,043
Net cash used in financing activities	(40,778)	(101,318)

Effect of foreign exchange rate changes on cash and cash equivalents	(367)	6,539

Net decrease in cash and cash equivalents	(76,492)	(57,746)
Cash and cash equivalents at beginning of period	341,413	281,277
Cash and cash equivalents at end of period	$264,921	$223,531

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

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented include:

●	In January 2026, the Company acquired Allmand, headquartered in Holdrege, Nebraska. Allmand is a leading manufacturer of mobile power equipment for commercial, industrial, and rental markets.
●	In April 2026, the Company acquired Enercon Engineering, Inc. (Enercon), headquartered in East Peoria, Illinois. Enercon designs and manufactures custom power equipment and industrial enclosures for high-reliability applications for commercial and industrial markets.
●	In May 2026, the Company acquired substantially all of the assets and liabilities of the Wolter Power Systems (Wolter) business, headquartered in Brookfield, Wisconsin. Wolter is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Tariff Refund

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA) and allowing for the recovery of IEEPA tariff amounts previously paid. The Company elected to account for the refund of tariffs under a loss recovery model pursuant to Accounting Standards Codification (ASC) 410-30. Under the loss recovery model, an asset for recovery may be recognized only when receipt is considered probable, as defined under ASC 450-20.

During the three and six months ended June 30, 2026, the Company received tariff refunds totaling approximately $61,400.  Additionally, the Company recorded a tariff refund receivable within prepaid expenses and other current assets in the condensed consolidated balance sheets of approximately $27,700 for which the Company has deemed receipt probable to occur.  Approximately $71,100 of the tariff recovery was recorded as a reduction of cost of goods sold in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026, and the remainder was recorded in inventories in the condensed consolidated balance sheets.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended June 30, 2026, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

2.   Acquisitions and Dispositions

Fiscal 2026 Acquisitions

In January 2026, the Company acquired Allmand, headquartered in Holdrege, Nebraska. Allmand is a leading manufacturer of mobile power equipment for commercial, industrial, and rental markets.

In April 2026, the Company acquired Enercon, headquartered in East Peoria, Illinois. Enercon designs and manufactures custom power equipment and industrial enclosures for high-reliability applications for commercial and industrial markets.

In May 2026, the Company acquired substantially all of the assets and liabilities of the Wolter Power Systems business, headquartered in Brookfield, Wisconsin. Wolter is an industrial and residential generator distributor as well as a provider of maintenance and repair services.

In June 2026, the Company signed an agreement to purchase the assets and assume the liabilities of New Way Power Proprietary Limited (New Way), a supplier of back-up power solutions, located in Johannesburg, South Africa. The acquisition is expected to close in the fourth quarter of 2026.

The combined preliminary purchase price for the closed acquisitions is $348,482, net of cash acquired and inclusive of holdbacks and estimated contingent consideration, of which $44,785 was funded through the issuance of treasury stock and the remainder in cash.  The Company recorded its preliminary purchase price allocation based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for Allmand will be finalized prior to March 31, 2027, while purchase accounting for Enercon and Wolter will be finalized prior to June 30, 2027. There were no material changes to the preliminary purchase price allocation for Allmand as of June 30, 2026. All of these acquisitions are included within the Commercial & Industrial segment.

The accompanying condensed consolidated financial statements include the results of Allmand, Enercon, and Wolter from their dates of acquisition through June 30, 2026. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed for all acquisitions completed during 2026 to date are shown below. No material acquisitions were completed in 2025.

2026 Acquisitions
Accounts receivable	$20,408
Inventories	31,701
Prepaid expenses and other current assets	560
Property and equipment	17,960
Intangible assets	88,900
Goodwill	208,598
Operating lease and other non-current assets	11
Total assets acquired	368,138

Accounts payable	13,971
Accrued wages and employee benefits	2,418
Other accrued liabilities	1,520
Accrued product warranty	211
Current portion of long-term borrowings and finance lease obligations	346
Operating lease and other long-term liabilities	1,190
Net assets acquired	$348,482

Fiscal 2026 and 2025 Dispositions

On June 1, 2026, the Company completed one immaterial business disposition within the Commercial & Industrial segment and one immaterial business disposition within the Residential segment, resulting in a combined loss of $13,392.

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

3.   Redeemable Noncontrolling Interest

The Company entered into a joint venture with E.A. Juffali & Brothers (Juffali) on August 7, 2025, based in Bahrain, aiming to expand its footprint in the Middle East region. The joint venture, operating under the name Generac Juffali Generators WLL, will function as a distinct legal entity with ownership interests divided between the Company and Juffali at 51% and 49%, respectively. As the Company holds a controlling financial interest in the joint venture's operating entity, it will consolidate the entity. During the third quarter of 2025, Juffali funded 49% of the total capital contributed to the new legal entity. The issuance date fair value of the 49% noncontrolling interest was $979 and was recorded in the condensed consolidated balance sheets as a redeemable noncontrolling interest. This classification is based on Juffali’s right to require redemption of its interest in Generac Juffali Generators under specific triggering circumstances outlined in the joint venture agreement. The redeemable noncontrolling interest is initially recognized at its issuance date fair value and is adjusted each reporting period to reflect the noncontrolling interests’ share of comprehensive income. If the redeemable noncontrolling interest becomes currently redeemable or is probable of becoming currently redeemable, it is then adjusted to the greater of the redemption value or the carrying value, with any redemption value adjustments being recorded directly to retained earnings in the consolidated balance sheets.

The following table presents the changes in the redeemable noncontrolling interest for Generac Jufalli Generators:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Balance at beginning of period	$602	$742
Net loss	(234)	(375)
Foreign currency translation	(1)	-
Balance at end of period	$367	$367

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

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of June 30, 2026. In July 2025, in conjunction with the amendments to the Company’s credit agreements discussed further in Note 12, “Credit Agreements”, the Company modified its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The amount of after-tax unrealized losses recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 were $2,193 and $3,708, respectively, and for the three and six months ended June 30, 2025 were $3,090 and $7,403, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. (Wallbox) to purchase 5% of its Class A common stock and acquire stock warrants, the latter of which provide the right to acquire incremental Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024 and the first, second, and fourth quarters of 2025, the Company received additional warrants under the anti-dilution protection rights in connection with additional rounds of funding performed by Wallbox. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the stock warrants are recognized in other expense, net in the condensed consolidated statements of comprehensive income.

The gain (loss) attributable to the stock warrants was $2,962 and $1,327 for the three and six months ended June 30, 2026, respectively, and $(1,215) and $(4,571) for the three and six months ended June 30, 2025, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and stock warrants.

	June 30, 2026	December 31, 2025
Interest rate swaps	$6,343	$11,272
Stock warrants	3,408	2,080

The fair values of the interest rate swaps and stock warrants are included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025. Excluding the impact of credit risk, the fair value of the interest rate swaps as of June 30, 2026, and December 31, 2025, is an asset of $6,540 and $11,604, respectively, which represents the amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the New Tranche A Term Loan Facility borrowing, which has a net carrying value of $697,122, was $693,000 (Level 2) as of June 30, 2026. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $488,986, was $493,092 (Level 2) as of June 30, 2026. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

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

Equity Securities

Equity securities primarily consist of Wallbox Class A common stock (Wallbox Shares). During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $7,276 and $4,457 as of June 30, 2026, and December 31, 2025, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The gain (loss) recognized on the Wallbox Shares was $2,552 and $2,819 for the three and six months ended June 30, 2026, respectively, and $(293) and $(6,884) for the three and six months ended June 30, 2025, respectively.

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

The combined fair value of contingent consideration for the Chilicon Power LLC (Chilicon), Ageto, and Enercon acquisitions as of June 30, 2026 and for the Chilicon, Ageto, and PR Industrial S.r.l. (Pramac) acquisitions as of December 31, 2025, was $121,866 and $32,872, respectively. The contingent consideration period for Pramac ended as of December 31, 2025. The contingent consideration for Chilicon extends through December 31, 2029, and is paid annually based on incremental earnings and upon achievement of certain milestones. The contingent consideration for Ageto can be earned in equal increments with one third of the contingent consideration earned as of August 1, 2025, and the remaining two increments capable of being earned on August 1, 2026 and August 1, 2027. The contingent consideration for Enercon extends through April 1, 2027, and is earned based on the achievement of specified target EBITDA levels during the earnout period, with 35% payable in restricted shares and the remainder in cash. The current portion of contingent consideration totals $105,858 and is reported in other accrued liabilities, and the non-current portion totals $16,008 and is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2026	$32,872
Additional contingent consideration (1)	91,551
Payment of contingent consideration (2)	(3,917)
Present value interest accretion	1,360
Ending balance, June 30, 2026	$121,866

(1) Represents $91,551 of contingent deferred consideration for the Enercon acquisition.

(2) Represents payment of $3,917 in shares for the Chilicon acquisition. The payment of common stock is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

6.   Accumulated Other Comprehensive Income (Loss)

The following table presents a disclosure of changes in Accumulated Other Comprehensive Income (Loss) during the three and six months ended June 30, 2026 and 2025, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2026	$(23,919)		$6,389		$(17,530)
Other comprehensive income (loss)	2,166	(1)	(2,193)	(2)	(27)
Ending Balance – June 30, 2026	$(21,753)		$4,196		$(17,557)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – April 1, 2025	$(76,894)		$16,454		$(60,440)
Other comprehensive income (loss)	66,635	(3)	(3,090)	(4)	63,545
Ending Balance – June 30, 2025	$(10,259)		$13,364		$3,105

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2026	$(7,030)		$7,904		$874
Other comprehensive income (loss)	(14,723)	(5)	(3,708)	(6)	(18,431)
Ending Balance – June 30, 2026	$(21,753)		$4,196		$(17,557)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	95,907	(3)	(7,403)	(7)	88,504
Ending Balance – June 30, 2025	$(10,259)		$13,364		$3,105

(1)	Represents a favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months ended June 30, 2026, particularly the Mexican Peso.
(2)	Represents unrealized losses of $2,913 on the interest rate swaps, net of tax benefit of $720, for the three months ended June 30, 2026.
(3)	Represents a favorable impact from the weakening of the U.S. dollar against foreign currencies during the three months and six months ended June 30, 2025, particularly the Euro and British Pound.
(4)	Represents unrealized losses of $4,106 on the interest rate swaps, net of tax benefit of $1,016, for the three months ended June 30, 2025.
(5)	Represents an unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2026, particularly the Euro and British Pound.
(6)	Represents unrealized losses of $4,929 on the interest rate swaps, net of tax benefit of $1,221, for the six months ended June 30, 2026.
(7)	Represents unrealized losses of $9,838 on the interest rate swaps, net of tax benefit of $2,435, for the six months ended June 30, 2025.

7.   Segment Reporting

On March 25, 2026, the Company announced its plan to reorganize its two reportable segments, effective March 31, 2026 (the Reorganization). The Company’s Chief Operating Decision Maker (CODM) is Aaron Jagdfeld, President and Chief Executive Officer (CEO). The Reorganization reflected a change in how the CODM evaluates the Company’s operations and performance to better align reporting with the way the business is managed. Prior to the Reorganization, the Company's reportable segments were Domestic and International. As a result of the Reorganization, the Company's new reportable segments are Residential and Commercial & Industrial (C&I).  While Residential and C&I include similar products, they differ based on power output and end customer.

The Residential segment consists of the former Domestic segment, excluding the domestic C&I operations.  Residential products consist primarily of automatic home standby generators ranging in output from 7.5kW to 150kW, portable generators, residential energy storage systems, energy management devices and solutions, and other outdoor power equipment. These products are predominantly sold through independent residential dealers, national and regional retailers, e-commerce merchants, electrical/HVAC/solar wholesalers, solar installers, and outdoor power equipment dealers. Residential segment revenue consists of product sales to the Company's distribution partners, who in turn sell the product to the end consumer, sometimes including installation and maintenance services. The Residential segment revenue also includes sales of products and services related to aftermarket service parts, the amortization of extended warranty deferred revenue, grid services revenue, and remote monitoring subscription revenue. In some cases, residential products are sold directly to the end consumer. The majority of Residential segment revenues are recorded at a point in time when control is transferred to the customer. The remaining revenue, primarily related to extended warranty and other subscription services, is recognized over the period the related services are performed.

The C&I segment consists of the operations of the former International segment with the addition of the domestic Commercial & Industrial operations. Commercial & Industrial products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and  related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. C&I segment revenue consists of product sales to the Company's distribution partners, who in turn sell or rent the product to the end customer, sometimes including installation and maintenance services. The C&I segment revenue also includes sales of products and services related to aftermarket service parts and product accessories sold to the Company's distribution partners, grid services subscription revenue, as well as certain installation and maintenance service revenue. In some cases, C&I products are sold directly to the end customer. C&I segment revenues are recorded at either a point in time when control of the product is transferred to the customer, or if the performance obligation is satisfied over time, then revenue is recognized using a method that reflects the performance under the contract. Other service revenue is recognized when the services are performed.

Segment financial information for the prior periods has been recast to conform to the current presentation.

 The composition of net sales between Residential and Commercial & Industrial reportable segments is as follows:

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$617,022	$4,241	$621,263	$630,594	$4,124	$634,718
Commercial & Industrial	556,488	2	556,490	430,575	-	430,575
Intercompany eliminations	-	(4,243)	(4,243)	-	(4,124)	(4,124)
Total net sales	$1,173,510	$-	$1,173,510	$1,061,169	$-	$1,061,169

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$1,166,338	$7,108	$1,173,446	$1,173,709	$9,672	$1,183,381
Commercial & Industrial	1,066,537	51	1,066,588	829,581	-	829,581
Intercompany eliminations	-	(7,159)	(7,159)	-	(9,672)	(9,672)
Total net sales	$2,232,875	$-	$2,232,875	$2,003,290	$-	$2,003,290

The Company views Adjusted EBITDA as a key measure of the Company's performance. The computation of Adjusted EBITDA is based primarily on the definition that is contained in the Company’s credit agreements. The Company presents Adjusted EBITDA not only due to its importance for purposes of the Company's credit agreements, but also because it assists the Company in comparing performance across reporting periods on a consistent basis as it excludes items the Company's management believes are not indicative of the Company's core operating performance. The CODM uses Adjusted EBITDA, along with the Company's management:

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

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total
External net sales	$617,022	$556,488	$-	$1,173,510	$630,594	$430,575	$-	$1,061,169
Intersegment sales	4,241	2	-	4,243	4,124	-	-	4,124
Total sales	621,263	556,490	-	1,177,753	634,718	430,575	-	1,065,293
Elimination of intersegment sales			(4,243)	(4,243)			(4,124)	(4,124)
Costs of goods sold	259,692	396,250	-	655,942	335,113	313,431	-	648,544
Elimination of intersegment cost of goods sold			(4,243)	(4,243)			(4,124)	(4,124)
Operating expenses	187,926	114,870	8,582	311,378	197,990	89,226	17,744	304,960
Other segment items (1)	(41,744)	(36,114)	(2,433)	(80,291)	(44,809)	(25,424)	(5,607)	(75,840)
Adjusted EBITDA by reportable segment	$215,389	$81,484	$(6,149)	$290,724	$146,424	$53,342	$(12,137)	$187,629
Interest expense				(16,787)				(18,242)
Depreciation and amortization				(58,410)				(48,321)
Non-cash write-down and other adjustments (2)				(2,515)				(2,155)
Non-cash share-based compensation expense (3)				(14,005)				(14,752)
Transaction costs and credit facility fees (4)				(1,115)				(1,004)
Business optimization and other charges (5)				(2,351)				(3,442)
Provision for legal, regulatory, and other costs (6)				951				(4,911)
Change in fair value of investment (7)				5,916				(1,524)
Other (8)				(12,702)				(3,426)
Income before provision for income taxes				$189,706				$89,852

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total
External net sales	$1,166,338	$1,066,537	$-	$2,232,875	$1,173,709	$829,581	$-	$2,003,290
Intersegment sales	7,108	51	-	7,159	9,672	-	-	9,672
Total sales	1,173,446	1,066,588	-	2,240,034	1,183,381	829,581	-	2,012,962
Elimination of intersegment sales			(7,159)	(7,159)			(9,672)	(9,672)
Costs of goods sold	540,647	767,340	-	1,307,987	625,015	599,212	-	1,224,227
Elimination of intersegment cost of goods sold			(7,159)	(7,159)			(9,672)	(9,672)
Operating expenses	364,543	217,351	22,429	604,323	383,218	179,599	30,491	593,308
Other segment items (1)	(85,718)	(66,119)	(4,644)	(156,481)	(82,865)	(47,918)	(10,965)	(141,748)
Adjusted EBITDA by reportable segment	$353,974	$148,016	$(17,785)	$484,205	$258,013	$98,688	$(19,526)	$337,175
Interest expense				(32,163)				(35,352)
Depreciation and amortization				(114,384)				(94,462)
Non-cash write-down and other adjustments (2)				(1,072)				(2,142)
Non-cash share-based compensation expense (3)				(27,447)				(26,360)
Transaction costs and credit facility fees (4)				(3,825)				(1,764)
Business optimization and other charges (5)				(3,504)				(5,017)
Provision for legal, regulatory, and other costs (6)				(2,255)				(8,662)
Change in fair value of investment (7)				4,542				(11,471)
Other (8)				(17,632)				(3,579)
Income before provision for income taxes				$286,465				$148,366

(*)	The 'Corporate & Eliminations' column includes general corporate overhead, centrally managed costs not allocated to the reportable segments, and the elimination of intersegment revenues and cost of goods sold. These costs primarily relate to certain legal, accounting, human resources, technology functions, and other costs related to the Corporate headquarters.

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and other costs.
(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's credit agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	Represents the following significant litigation, regulatory, and other matters that are not indicative of the Company's ongoing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$(3,485)	$1,696	$(1,038)	$3,188
Legal expenses, judgements and settlements related to certain class action lawsuits	1,262	2,540	2,288	3,883
Legal expenses related to certain government inquiries and other significant matters	1,272	675	2,134	1,591
Release of warranty provision recorded in 2022 to address clean energy warranty-related matters	-	-	(1,129)	-
Total provision for legal, regulatory and other matters	$(951)	$4,911	$2,255	$8,662

(7)	Represents non-cash gains (losses) primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	The current year loss relates primarily to four immaterial business dispositions with two closing in the first quarter and two closing in the second quarter of 2026. The prior year loss relates primarily to one immaterial business disposition that closed in the second quarter of 2025.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	June 30, 2026	December 31, 2025
Residential	$2,905,028	$3,144,332
Commercial & Industrial	2,808,887	2,367,764
Corporate	58,236	61,583
Total	$5,772,151	$5,573,679

	Depreciation and Amortization by Reportable Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential	$31,131	$29,264	$63,347	$58,149
Commercial & Industrial	26,891	18,616	50,378	35,609
Corporate	388	441	659	704
Total	$58,410	$48,321	$114,384	$94,462

	Capital Expenditures by Reportable Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential	$10,438	$27,404	$23,249	$43,531
Commercial & Industrial	46,412	28,992	61,870	42,080
Corporate	1,440	1,320	2,568	3,042
Total	$58,290	$57,716	$87,687	$88,653

The Company’s sales in the U.S. represented approximately 76% and 80% of total sales for the three months ended June 30, 2026 and 2025, respectively, and approximately 77% and 79% for the six months ended June 30, 2026 and 2025, respectively. Approximately 78% and 74% of the Company's identifiable long-lived assets were located in the U.S. as of June 30, 2026 and December 31, 2025, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
Raw material	$663,614	$705,610
Work-in-process	12,471	12,592
Finished goods	562,786	530,665
Total	$1,238,871	$1,248,867

Property and equipment consists of the following:

	June 30,	December 31,
	2026	2025
Land and improvements	$38,149	$31,937
Buildings and improvements	485,033	444,171
Machinery and equipment	402,737	374,791
Dies and tools	67,248	63,666
Vehicles	20,674	19,743
Office & information technology equipment and internal use software	279,936	252,425
Leasehold improvements	10,094	10,670
Construction in progress	75,425	86,116
Gross property and equipment	1,379,296	1,283,519
Accumulated depreciation	(516,718)	(469,914)
Total	$862,578	$813,605

Total property and equipment includes finance leases of $81,961 and $83,963 as of June 30, 2026, and December 31, 2025, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accrued selling expenses	$93,593	$118,962
Current contract liabilities	181,721	153,745
Accrued legal & professional fees (1)	38,210	248,445
Current operating lease liabilities	11,328	15,731
Accrued contingent consideration	105,858	11,175
Accrued other	17,060	43,329
Total	$447,770	$591,387

(1) The decrease primarily relates to a $206,500 payment made by the Company and its insurance carriers to satisfy a legal obligation. Refer to Zawaski, et. al. v. Generac Power Systems, Inc., et. al. in Note 16 “Commitments and Contingencies,” for more information.

9.   Goodwill

As described in Note 7, "Segment Reporting," effective March 31, 2026, the Company reorganized its reportable segments into Residential and C&I.  As a result, the composition of the Company's reporting units changed. The Company reassigned goodwill to the affected reporting units using a relative fair value allocation approach.

The Company concluded that the change in reporting unit composition represented a triggering event and performed an interim quantitative goodwill impairment test for the reporting units affected by the reorganization. The impairment test compared the carrying value of each affected reporting unit, including goodwill, with its estimated fair value. As a result of this test, the Company recorded $1,523 of goodwill impairment for one reporting unit within the Residential segment in the first quarter of 2026.  For the remaining affected reporting units, the Company concluded that estimated fair value exceeded carrying value and no additional impairment was recognized.

The carrying value of goodwill by reportable segment is summarized below:

	Residential	Commercial & Industrial	Total
Balance as of December 31, 2025	$855,118	$611,976	$1,467,094
Acquisitions of businesses	-	208,598	208,598
Disposition of businesses	-	(15,943)	(15,943)
Impairment charge	(1,523)	-	(1,523)
Foreign currency translation rate changes	(29)	(6,446)	(6,475)
Balance as of June 30, 2026	$853,566	$798,185	$1,651,751

10.   Product Warranty Obligations

The Company accounts for standard product warranty obligations as assurance warranties and records a liability at the time of sale of the related product based on historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The following is a tabular reconciliation of the Company’s standard product warranty liability accounted for as an assurance warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$128,354	$110,717	$131,922	$110,987
Payments	(20,454)	(18,868)	(44,430)	(39,755)
Provision for warranty issued	20,286	25,826	39,315	43,944
Changes in estimates for pre-existing warranties	2,582	2,269	3,832	4,768
Warranty reserve assumed in acquisition	82	-	211	-
Balance at end of period	$130,850	$119,944	$130,850	$119,944

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$226,631	$194,403	$219,404	$186,922
Deferred revenue contracts issued	16,253	16,915	33,075	32,733
Amortization of deferred revenue contracts	(9,960)	(8,668)	(19,555)	(17,005)
Balance at end of period	$232,924	$202,650	$232,924	$202,650

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  June 30, 2026 is as follows:

Remainder of 2026	$21,376
2027	43,980
2028	42,922
2029	36,437
2030	28,940
After 2030	59,269
Total	$232,924

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
Product warranty liability
Current portion - accrued product warranty	$43,473	$44,716
Long-term portion - other long-term liabilities	87,377	87,206
Total	$130,850	$131,922

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$42,586	$38,958
Long-term portion - deferred revenue	190,338	180,446
Total	$232,924	$219,404

11.   Contract Balances

Customer contracts may give rise to timing differences between revenue recognition, billings, and cash collections, resulting in the recognition of billed accounts receivable, unbilled receivables (contract assets), or deferred revenue (contract liabilities) within the condensed consolidated balance sheets.

Contract assets primarily consist of unbilled receivables associated with contracts accounted for under the cost-to-cost method of revenue recognition, where revenue recognized based on costs incurred exceeds amounts billed to customers. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.  The balance of contract assets was $78,730 and $8,867 as of June 30, 2026, and December 31, 2025, respectively.

Contract liabilities primarily consist of customer deposits that exceed revenue recognized. Contract liabilities are included in other accrued liabilities (for the portion expected to be recognized within twelve months) or long-term deferred revenue (for the portion not expected to be recognized within twelve months) in the condensed consolidated balance sheets, until revenue is recognized.  The balance of contract liabilities, excluding the extended warranty deferred revenue balance disclosed in Note 10, was $117,918 and $151,257 as of June 30, 2026, and December 31, 2025, respectively.  During the six months ended June 30, 2026, the Company recognized revenue of $90,360 related to amounts included in the December 31, 2025 contract liability balance.

As of June 30, 2026, the aggregate amount of revenue that the Company expects to recognize on remaining performance obligations (excluding extended warranty) was approximately $143,000, of which approximately 80% is expected to be recognized as revenue over the next two years. We have applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original term of one year or less.

12.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $48,318 and $50,618, respectively. As of June 30, 2026, the weighted-average interest rate on the short-term borrowings was 6.15%.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
Revolving Facility	$-	$-
Tranche A Term Loan Facility	700,000	700,000
Term Loan B Facility	491,250	493,750
Original issue discount and deferred financing costs	(5,142)	(5,673)
Finance lease obligations	90,365	90,915
Other	4,537	3,456
Total	1,281,010	1,282,448
Less: current portion of debt	21,277	12,729
Less: current portion of finance lease obligations	10,775	9,463
Total long-term borrowings and finance lease obligations	$1,248,958	$1,260,256

As of June 30, 2026, there were $4,437 of unamortized deferred financing costs associated with the New Revolving Facility (as defined below) included in operating lease and other assets in the condensed consolidated balance sheets, and $5,142 of unamortized original issue discount and deferred financing costs linked to the New Tranche A Term Loan Facility and Term Loan B Facility (as defined collectively below) included in long-term borrowings and finance lease obligations in the condensed consolidated balance sheets.

The New Tranche A Term Loan Facility and New Revolving Facility mature on July 1, 2030.  The New Tranche A Term Loan Facility is repayable in quarterly installments commencing  October 1, 2026, with a balloon payment due at maturity. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due at maturity. Maturities of the Company's New Tranche A Term Loan Facility, Term Loan B Facility, and New Revolving Facility outstanding on June 30, 2026, before considering original issue discount and deferred financing costs, were as follows:

	Tranche A Term Loan Facility	Term Loan B Facility	Revolving Facility	Total
2026	$4,375	$2,500	$-	$6,875
2027	21,875	5,000	-	26,875
2028	35,000	5,000	-	40,000
2029	43,750	5,000	-	48,750
2030	595,000	5,000	-	600,000
2031	-	468,750	-	468,750
Total	$700,000	$491,250	$-	$1,191,250

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility and, together with the Original Term Loan B Facility, the Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B of $4,236 and expensed $625 of fees paid to creditors as a loss on refinancing of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 5.37% combined rate as of June 30, 2026.

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the New Term Loan B Facility credit agreement) if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2026, the Company’s net secured leverage ratio was 1.15 to 1.00, and the Company was in compliance with all covenants under the facility. There are no financial maintenance covenants on the New Term Loan B Facility.

The Company's original Tranche A Term Loan Facility provided an aggregate principal amount of $750,000 (Original Tranche A Term Loan Facility), along with a $1,250,000 revolving facility (Original Revolving Facility), with all LIBOR provisions replaced with SOFR provisions. The Original Tranche A Term Loan Facility and the Original Revolving Facility bore interest at a rate based on adjusted SOFR plus an applicable margin between 1.25% and 1.75%, depending on the Company's total leverage ratio and subject to a SOFR floor of 0.0%.

On  July 1, 2025, the Company amended the Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to  July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700,000 (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1,000,000 (New Revolving Facility) (collectively the New Credit Agreements), and redefined the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreement), resulting in an interest rate reduction of 0.10%. Except for redefining the Term Benchmark, interest rates for the New Credit Agreements remain unchanged from the original credit agreements. As of June 30, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 4.87%. In accordance with ASC 470-50, the Company capitalized $5,275 of debt issuance costs related to this transaction. Additionally, the Company wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $443 and expensed $782 of third-party fees as a loss on refinancing of debt.

Both the New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2026, the Company’s total leverage ratio was 1.20 to 1.00, and the Company's interest coverage ratio was 15.72 to 1.00. The Company was also in compliance with all other covenants of the New Credit Agreements as of June 30, 2026.

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

As of June 30, 2026, there were no amounts outstanding under the New Revolving Facility, leaving $999,250 of unused capacity, net of outstanding letters of credit.

See Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information on interest rate swaps that are currently outstanding that partially offset the interest expense associated with the above outstanding borrowings.

Also see Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information on finance lease obligations.

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

During the three and six months ended June 30, 2026, there were no share repurchases under the program. During the three and six months ended June 30, 2025, the Company repurchased 392,521 and 1,109,206 shares of common stock for $50,463 and $147,917, respectively. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested "in the money" restricted stock and the exercise of outstanding "in the money" stock options, as well as the satisfaction of certain acquisition contingent consideration conditions as of the end of the period. Refer to Note 4, “Redeemable Noncontrolling Interests,” of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to Generac Holdings Inc.	$143,244	$74,016	$216,497	$117,856
Net income attributable to common shareholders	$143,244	$74,016	$216,497	$117,856

Denominator
Weighted average shares, basic	58,822,634	58,496,998	58,615,919	58,771,818
Dilutive effect of stock compensation awards (1)	812,813	520,825	820,460	614,089
Weighted average shares, diluted	59,635,447	59,017,823	59,436,379	59,385,907

Net income attributable to common shareholders per share
Basic	$2.44	$1.27	$3.69	$2.01
Diluted	$2.40	$1.25	$3.64	$1.98

(1) Excludes approximately 124,000 and 123,000 stock options and restricted stock awards for the three and six months ended June 30, 2026, respectively, and 779,000 and 428,000 stock options and restricted stock awards for the three and six months ended June 30, 2025, respectively, because they would be anti-dilutive.

15. Income Taxes

The effective income tax rates for the six months ended June 30, 2026 and 2025 were 24.6% and 20.0%, respectively. The increase in effective tax rate was primarily related to a non-recurring favorable discrete item in the prior year period related to a business disposition that did not repeat in the current year period.

16. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase Generac products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of June 30, 2026, and December 31, 2025, was $179,174 and $149,737, respectively.

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

On December 1, 2022, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the Eastern District of Wisconsin. The court subsequently consolidated a later filed action and appointed a lead plaintiff. The lead plaintiff filed a consolidated complaint alleging violation of federal securities law related to disclosures of certain matters (the Oakland County Lawsuit). On February 7, 2025, the court granted the Company’s motion to dismiss and found that plaintiffs failed to adequately plead a securities fraud claim. Plaintiffs filed an amended complaint on March 10, 2025. On April 30, 2026, the court granted the Company’s motion to dismiss the amended complaint with prejudice, again finding that plaintiffs failed to adequately plead a securities fraud claim, and directed the entry of final judgment in favor of the Company. Plaintiffs have appealed the judgment of dismissal, and the Company intends to vigorously defend the judgment.

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

On October 28, 2022, Generac Power received a grand jury subpoena from the U.S. Attorney for the Eastern District of Michigan and, as a result, the Company became aware of an enforcement investigation by the U.S. DOJ. The subpoena requests similar documents and information provided by the Company to the U.S. EPA and the CARB in response to civil document requests related to the Company’s compliance with emissions regulations for approximately 1,850 (not in thousands) portable generators produced by the Company in 2019 and 2020 and sold in 2020. On October 3, 2025, the Company received notice from the EPA that it would seek to void certain emissions certifications for 2020, affecting approximately 4,850 (not in thousands) additional portable generators as the Company previously disclosed in Note 18, “Commitments and Contingencies,” to its 2024 Annual Report on Form 10-K. The Company is cooperating with the DOJ, EPA and CARB regarding these topics, making various voluntary self-disclosures to the EPA since 2024, and responding to other ancillary requests for information, including a request for additional information the Company received from the EPA on May 12, 2026.

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Technologies, ULC. (ecobee) in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. At a first trial in October 5, 2023, the jury invalidated one of Ollnova’s patents and found ecobee infringed at least one of the claims of the asserted patents. On March 1, 2024, the trial court entered judgment against ecobee for $11,500, plus prejudgment and post-judgment interest. In 2023, the Company recorded a reserve of $12,669 related to this matter. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment and post-judgement interest and continued to accrue for post-judgment interest thereafter. ecobee appealed the trial court’s judgment and on June 4, 2026, the Court of Appeals for the Federal Circuit vacated the judgment and ordered a new trial, which the trial court scheduled for July 10, 2026. Subsequently, the parties resolved their dispute pursuant to a confidential settlement agreement without an admission of liability, infringement, or any wrongdoing. In the second quarter of 2026, the Company reduced the reserve established for the original verdict and interest to the amount of the settlement.

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

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida (Case No. 24-cv-02412). Plaintiffs amended their original complaint to include additional plaintiffs and theories of liability. Plaintiffs alleged certain defects exist in home standby generators manufactured or sold to consumers from 2020-2024. Plaintiffs asserted breaches of warranty, tort-based, and statutory claims relating to the sale and performance of home standby generators. The court dismissed (1) all claims against the Company and (2) all non-Florida residents’ claims against Generac Power for lack of personal jurisdiction, and limited the Florida plaintiffs’ claims against Generac Power to claims for breach of express warranty.  The Company disputes the allegations and intends to vigorously defend against the remaining claims in the Amended Complaint, including that the case should not proceed as a class action.

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

Factors that could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements include:

●	frequency and duration of power outages impacting demand for our products;
●	fluctuations in cost, availability, and quality of raw materials, key components and labor required to manufacture our products;
●	our dependence on a small number of contract manufacturers and component suppliers, including single-source suppliers;
●	changes and volatility with respect to the trade policies of various countries, which may result in new or increased tariffs, trade restrictions, or other unfavorable trade actions;
●	our ability to protect our intellectual property rights or successfully defend against third party infringement claims;
●	changes in durable goods spending by consumers and businesses or other global macroeconomic conditions, impacting demand for our products;
●	changes in governmental policies, particularly with respect to tax incentives, tax credits, or grant programs, which could: (i) affect the demand for certain of our products; or (ii) result in a withdrawal or reduction of grants previously awarded to the Company;
●	increase in product and other liability claims, warranty costs, recalls, or other claims;
●	significant legal proceedings, claims, fines, penalties, tax assessments, lawsuits or government investigations;
●	our ability to consummate our share repurchase programs;
●	our failure or inability to adapt to, or comply with, current or future changes in applicable laws, regulations, and product standards;
●	our ability to develop and enhance products and gain customer acceptance, including our offerings that serve the data center and energy technology markets;
●	uncertainty regarding the growth of the data center market;
●	increase in contract risk related to terms with certain data center customers, including cancellation rights, delivery requirements, and potential liability exposure tied to our performance obligations or other claimed damages;
●	our ability to accurately forecast demand for our products and effectively manage inventory levels relative to such forecast;
●	our ability to remain competitive;
●	our dependence on our dealer and distribution network;
●	market reaction to changes in selling prices or mix of products;
●	loss of our key management and employees;
●	disruptions from labor disputes or organized labor activities;
●	our ability to attract and retain employees;
●	disruptions in our manufacturing operations;
●	the possibility that the expected synergies, efficiencies and cost savings of our acquisitions, divestitures, restructurings, or realignments will not be realized, or will not be realized within the expected time period;
●	risks related to sourcing components in foreign countries;
●	compliance with environmental, health and safety laws and regulations;
●	scrutiny regarding our sustainability practices;
●	government regulation of our products;
●	failures or security breaches of our networks, information technology systems, or connected products;
●	risks due to instability caused by geopolitical conflicts;
●	our ability to make payments on our indebtedness;
●	terms of our credit facilities that may restrict our operations;
●	our potential need for additional capital to finance our growth or refinancing our existing credit facilities;
●	risks of impairment of the value of our goodwill and other indefinite-lived assets;
●	volatility of our stock price; and
●	potential tax liabilities.

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

We have a long history of providing power generation products across a variety of applications, and we maintain one of the leading positions in the North American market for power equipment with an expanding presence internationally. We believe we have one of the widest ranges of products in the power generation marketplace, including residential, commercial, and industrial standby generators, as well as portable and mobile generators used in a variety of applications. The recent introduction of our large-megawatt diesel generator line-up has substantially increased our served addressable market, allowing us to participate in the supply-constrained data center market which is expected to grow significantly over the coming years due to the mass adoption of artificial intelligence. Over the last few years, we have also been focused on building out ecosystems of energy technology products, solutions, and services for homes and businesses, allowing us to fully integrate our product portfolios together into common platforms and enabling end users to better manage their energy resilience and costs. We have also been leveraging our leading position in the growing market for natural gas fueled generators, which we believe represents a cleaner fuel compared to diesel, to develop solutions for applications beyond standby power, allowing us to participate in multipurpose microgrid projects for C&I customers. As the traditional centralized utility model evolves over time, we believe that a more decarbonized, digitized, and decentralized grid infrastructure will develop, and our energy technology solutions are uniquely and strategically positioned to participate in this next-generation grid.

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

Other Business Drivers

Impact of residential investment cycle. The market for our residential products is affected by the residential investment cycle and overall consumer confidence and sentiment. When homeowners are confident of their household income, the value of their home and overall net worth, they are more likely to invest in their home. These trends can have an impact on demand for residential generators, solar and energy storage systems, and energy management devices. Trends in affordability, interest rates and the new housing market, highlighted by residential housing starts, can also impact demand for these products. Demand for outdoor power equipment is also impacted by several of these factors, as well as weather patterns. The existence of renewable energy mandates, investment tax credits, and other subsidies can also have an impact on the demand for solar and energy storage systems. The OBBBA that was enacted in the United States in July 2025 accelerated the phase out of certain investment tax credits, resulting in a negative impact to the residential solar & storage market thereafter.

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

Effect of commodity, currency, component price fluctuations, and resource availability. Industry-wide price fluctuations of key commodities, such as steel, copper and aluminum, along with other components we use in our products, as well as changes in labor costs required to produce our products, can have a material impact on our results of operations. In recent years, we have increased our use of advanced electronic components and battery cells that can fluctuate in terms of pricing and availability. Our international operations, along with our existing global supply chain, expose us to fluctuations in foreign currency exchange rates and regulatory tariffs that can also have a material impact on our results of operations.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the IEEPA and allowing for the recovery of IEEPA tariff amounts previously paid.  During the three and six months ended June 30, 2026, we received tariff refunds totaling approximately $61 million.  Additionally, we established a tariff refund receivable of approximately $28 million, for which we have deemed receipt probable of occurring. Approximately $71 million of this tariff recovery reduced our second quarter 2026 cost of goods sold with the remainder reflected in inventory.

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

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the six months ended June 30, 2026 and 2025 were 24.6% and 20.0%, respectively. The increase in effective tax rate was primarily related to a non-recurring favorable discrete item in the prior year period related to a business disposition that did not repeat in the current year period.

On July 4, 2025, the United States signed the OBBBA into law. This legislation makes permanent several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed. We continue to expect cash tax savings from the bonus depreciation and domestic research and development expensing.   These changes did not have a material impact on our effective income tax rate for the six months ended June 30, 2026 or the estimated annual effective income tax rate for 2026 as the changes relate to temporary differences in basis.

In January 2026, the Organization for Economic Cooperation and Development (OECD) released a new package of administrative guidance that effectively deems the United States tax system as compliant with Pillar Two, which is expected to eliminate additional top-up taxes across our global operations. This updated guidance package does not exempt us from Qualified Domestic Minimum Top-Up Taxes in foreign jurisdictions. As a result, we expect our cash taxes paid to remain subject to local minimum tax regimes where applicable. There was no impact to our financial results during the quarter as a result of this guidance, and we do not expect the rules to have a material impact on our effective income tax rate for the year. We continue to monitor OECD and foreign jurisdictions developments and will update our future tax provisions accordingly.

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net sales	$1,173,510	$1,061,169	$112,341	10.6%
Costs of goods sold	651,699	644,420	7,279	1.1%
Gross profit	521,811	416,749	105,062	25.2%
Operating expenses:
Selling and service	141,627	139,495	2,132	1.5%
Research and development	65,781	60,354	5,427	9.0%
General and administrative	73,155	79,430	(6,275)	-7.9%
Amortization of intangible assets	30,815	25,681	5,134	20.0%
Total operating expenses	311,378	304,960	6,418	2.1%
Income from operations	210,433	111,789	98,644	88.2%
Total other expense, net	(20,727)	(21,937)	1,210	5.5%
Income before provision for income taxes	189,706	89,852	99,854	111.1%
Provision for income taxes	46,696	15,422	31,274	202.8%
Net income	143,010	74,430	68,580	92.1%
Net (loss) income attributable to noncontrolling interests	(234)	414	(648)	-156.5%
Net income attributable to Generac Holdings Inc.	$143,244	$74,016	$69,228	93.5%

Segment Results of Operations

On March 25, 2026, we announced our plan to reorganize our two reportable segments to better align the organization and our reporting with our enterprise strategy, effective March 31, 2026 (the Reorganization).  Prior to the Reorganization, our reportable segments were Domestic and International.  As a result of the Reorganization, our new reportable segments are Residential and C&I. The Residential segment consists of the former Domestic segment, excluding the domestic C&I operations.  The C&I segment consists of the operations of the former International segment with the addition of the domestic C&I operations.

Segment financial information for the prior periods has been recast to conform to the current presentation.

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change
Residential	$617,022	$630,594	$(13,572)	-2.2%
Commercial & Industrial	556,488	430,575	125,913	29.2%
Total net sales	$1,173,510	$1,061,169	$112,341	10.6%

	Total Sales by Reportable Segment
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$617,022	$4,241	$621,263	$630,594	$4,124	$634,718
Commercial & Industrial	556,488	2	556,490	430,575	-	430,575
Intercompany eliminations	-	(4,243)	(4,243)	-	(4,124)	(4,124)
Total net sales	$1,173,510	$-	$1,173,510	$1,061,169	$-	$1,061,169

	Adjusted EBITDA
	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Residential	$215,389	$146,424	$68,965	47.1%
Commercial & Industrial	81,484	53,342	28,142	52.8%
Corporate and eliminations	(6,149)	(12,137)	5,988	NM
Total Adjusted EBITDA	$290,724	$187,629	$103,095	54.9%

Net sales.   Commercial & Industrial segment total sales increased approximately 29% to $556.5 million from $430.6 million in the prior year quarter, including an approximate 6% net favorable impact to sales growth from the combination of acquisitions, divestitures, and foreign currency. The core total sales growth for the segment was primarily driven by ramping revenue from products sold into the global data center market. In addition, increased shipments to rental and telecom channel customers were more than offset by a decrease in shipments to the domestic industrial distributor channel.

Residential segment total sales decreased approximately 2% to $621.3 million as compared to $634.7 million in the prior year quarter. This modest sales decrease was primarily driven by lower energy storage system and portable generator shipments compared to the prior year, mostly offset by growth in home standby generator sales.

Overall, net contribution from non-annualized acquisitions & divestitures for the second quarter of 2026 was $16.6 million, primarily in the Commercial & Industrial segment.

Gross profit.   Gross profit margin was 44.5% as compared to 39.3% in the prior year second quarter. The increase was primarily driven by tariff refunds which contributed approximately 6% to gross margin growth during the quarter. Additionally, unfavorable sales mix and higher input costs were partially offset by favorable price realization.

Operating Expenses.   Operating expenses increased by $6.4 million, or 2%, as compared to the second quarter of 2025. The increase was primarily driven by increased operating expense investments to support future C&I growth and higher intangible amortization, partially offset by lower legal expenses in the current year.

Other Expense.   The reduction in other expense, net was driven primarily by a gain in the fair value of our investment in warrants and equity securities of Wallbox N.V as well as lower interest expense and higher investment income in the current year quarter, partially offset by the loss related to two immaterial business dispositions.

Provision for income taxes.   Provision for income taxes for the current year quarter was $46.7 million, or an effective tax rate of 24.6%, as compared to $15.4 million, or a 17.2% effective tax rate, for the prior year.  The increase in the effective tax rate was primarily related to a non-recurring favorable discrete item in the prior year period related to a business disposition that did not repeat in the current year.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the second quarter was $143 million, or $2.40 per share, as compared to $74 million, or $1.25 per share, for the same period of 2025.

Adjusted EBITDA.   Adjusted EBITDA for the Commercial & Industrial segment, before deducting for noncontrolling interests, was $81.5 million, or 14.6% of C&I total sales, as compared to $53.3 million, or 12.4% of total sales, in the prior year. This margin increase was primarily driven by an impact from tariff refunds of approximately 2%, as well as the favorable impact of acquisitions/divestitures and improved operating leverage, offset by an unfavorable sales mix shift and strategic operating expense investments to support future growth.

Adjusted EBITDA for the Residential segment was $215.4 million, or 34.7% of Residential segment total sales, as compared to $146.4 million, or 23.1% of Residential sales, in the prior year. This increase was primarily driven by tariff refunds which impacted margins by approximately 9%, as well as favorable sales mix and operational efficiencies resulting in lower operating expenses.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying reconciliation schedules, was $174 million, or $2.91 per share, as compared to $97 million, or $1.65 per share, in the second quarter of 2025. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net sales	$2,232,875	$2,003,290	$229,585	11.5%
Costs of goods sold	1,300,828	1,214,555	86,273	7.1%
Gross profit	932,047	788,735	143,312	18.2%
Operating expenses:
Selling and service	265,251	265,560	(309)	-0.1%
Research and development	128,437	122,402	6,035	4.9%
General and administrative	149,440	154,176	(4,736)	-3.1%
Amortization of intangible assets	61,195	51,170	10,025	19.6%
Total operating expenses	604,323	593,308	11,015	1.9%
Income from operations	327,724	195,427	132,297	67.7%
Total other expense, net	(41,259)	(47,061)	5,802	12.3%
Income before provision for income taxes	286,465	148,366	138,099	93.1%
Provision for income taxes	70,343	29,658	40,685	137.2%
Net income	216,122	118,708	97,414	82.1%
Net (loss) income attributable to noncontrolling interests	(375)	852	(1,227)	-144.0%
Net income attributable to Generac Holdings Inc.	$216,497	$117,856	$98,641	83.7%

Segment Results of Operations

As communicated earlier, we changed our reportable segments effective March 31, 2026. Segment financial information for the prior periods has been recast to conform to the current presentation.

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Six Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change
Residential	$1,166,338	$1,173,709	$(7,371)	-0.6%
Commercial & Industrial	1,066,537	829,581	236,956	28.6%
Total net sales	$2,232,875	$2,003,290	$229,585	11.5%

	Total Sales by Reportable Segment
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$1,166,338	$7,108	$1,173,446	$1,173,709	$9,672	$1,183,381
Commercial & Industrial	1,066,537	51	1,066,588	829,581	-	829,581
Intercompany eliminations	-	(7,159)	(7,159)	-	(9,672)	(9,672)
Total net sales	$2,232,875	$-	$2,232,875	$2,003,290	$-	$2,003,290

	Adjusted EBITDA
	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Residential	$353,974	$258,013	$95,961	37.2%
Commercial & Industrial	148,016	98,688	49,328	50.0%
Corporate and eliminations	(17,785)	(19,526)	1,741	NM
Total Adjusted EBITDA	$484,205	$337,175	$147,030	43.6%

Net sales.   Commercial & Industrial segment total sales increased approximately 29% to $1,067 million from $830 million in the prior year, including an approximate 8% net favorable impact from the combination of acquisitions, divestitures, and foreign currency. The core total sales growth for the segment was primarily driven by ramping revenue from products sold to global data center customers, increased shipments to rental and telecom channel customers, and higher sales of our controls solutions to the global power generation market, partially offset by lower sales to domestic industrial distributor customers.

Residential segment total sales decreased approximately 1% to $1,173 million as compared to $1,183 million in the prior year. This sales decrease was primarily driven by a decline in energy storage system sales, partially offset by higher home standby and portable generator shipments.

Overall, net contribution from non-annualized acquisitions & divestitures for the first half of 2026 was $34.6 million, primarily in the Commercial & Industrial segment.

Gross profit.   Gross profit margin was 41.7% as compared to 39.4% in the prior-year period. The increase was primarily driven by tariff refunds which contributed approximately 3% to gross margin growth during the period. This increase was partially offset by unfavorable sales mix and higher input costs that more than offset favorable price realization.

Operating Expenses.   Operating expenses increased $11.0 million, or 2%, compared to the prior year period. The increase was primarily driven by higher intangible asset amortization and increased operating expense investments to support future C&I growth, partially offset by lower legal expense in the current year period.

Other Expense.   The reduction in other expense, net was driven primarily by a gain in the fair value of our investment in warrants and equity securities of Wallbox N.V as well as lower interest expense and higher investment income, partially offset by the loss related to four immaterial business dispositions during the period.

Provision for income taxes.   Provision for income taxes for the six months ended was $70.3 million, or an effective tax rate of 24.6%, as compared to $29.7 million, or a 20.0% effective tax rate, for the prior-year comparable period. The increase in the effective tax rate was primarily due to a non-recurring favorable discrete item in the prior year period related to a business disposition that did not repeat in the current year period.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the first six months was $216 million, or $3.64 per share, as compared to $118 million, or $1.98 per share, for the same period of 2025.

Adjusted EBITDA.   Adjusted EBITDA for the Commercial & Industrial segment, before deducting for noncontrolling interests, was $148.0 million, or 13.9% of C&I total sales, as compared to $98.7 million, or 11.9% of total sales, in the prior year. This increase was primarily driven by tariff refunds which contributed approximately 1% to gross margin growth, as well as the net accretive impact of acquisitions and divestitures, and improved operating leverage on higher shipment volumes, partially offset by strategic operating expense investments to support future growth.

Adjusted EBITDA for the Residential segment was $354.0 million, or 30.2% of Residential segment total sales, as compared to $258.0 million, or 21.8% of residential sales, in the prior year. This increase was primarily driven by tariff refunds which impacted margins by approximately 5%, as well as favorable sales mix and operational efficiencies resulting in lower operating expenses, and favorable price realization that more than offset higher input costs.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying non-GAAP measures reconciliation schedules, was $279.7 million in the current year first six months as compared to $172.7 million in the prior-year. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

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

On July 1, 2025, we amended our Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700 million (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1 billion (New Revolving Facility) (collectively the New Credit Agreements) and redefining the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreements), resulting in an interest rate reduction of 0.10%. The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026. The New Tranche A Term Loan Facility and the New Revolving Facility bear interest at a rate based on SOFR plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%. As of June 30, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility was 4.87%.

In accordance with ASC 470-50, we capitalized $5.3 million of debt issuance costs related to this refinancing transaction. Additionally, we wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $0.4 million and expensed $0.8 million of third-party fees as a loss on refinancing of debt.

As of June 30, 2026, there was $491.3 million outstanding under the Term Loan B Facility, $700 million outstanding under the New Tranche A Term Loan Facility, and no borrowings on the New Revolving Facility, leaving $999.3 million of unused capacity, net of outstanding letters of credit.

The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of June 30, 2026, the interest rate for the Term Loan B Facility was 5.37%. The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the Term Loan B Facility credit agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of June 30, 2026, our net secured leverage ratio was 1.15 to 1.00, and we were in compliance with all covenants of the facility. There are no financial maintenance covenants on the Term Loan B Facility.

The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of June 30, 2026, our total leverage ratio was 1.20 to 1.00, and our interest coverage ratio was 15.72 to 1.00. We were also in compliance with all other covenants of the New Credit Agreements as of June 30, 2026.

On February 12, 2024, our Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500.0 million of our common stock over a twenty-four-month period. Additionally, on February 9, 2026, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaces the prior share repurchase program, which had approximately $199.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2026, the remaining unused buyback authorization under the current program was $500 million.

During the three and six months ended June 30, 2026, there were no share repurchases under the program. During the three and six months ended June 30, 2025, we repurchased 392,521 and 1,109,206 shares of common stock for $50.5 million and $147.9 million, respectively. We have periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 12, “Credit Agreements,” and Note 13, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 12% and 13% of net sales for the six months ended June 30, 2026 and 2025, respectively. The amount financed by dealers which remained outstanding under this arrangement was $179.2 million and $149.7 million as of June 30, 2026, and December 31, 2025, respectively.

Long-term Liquidity

As of June 30, 2026, we had total liquidity of $1,264.2 million which consists of $264.9 million of cash and cash equivalents and $999.3 million of availability under our New Revolving Facility.

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

Cash Flow

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

The following table summarizes our cash flows by category for the periods presented:

	Six Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net cash provided by operating activities	$240,496	$130,341	$110,155	84.5%
Net cash used in investing activities	(275,843)	(93,308)	(182,535)	-195.6%
Net cash used in financing activities	(40,778)	(101,318)	60,540	59.8%
Effect of foreign exchange rate changes on cash and cash equivalents	(367)	6,539	(6,906)	105.6%
Net decrease in cash and cash equivalents	$(76,492)	$(57,746)	$(18,746)	32.5%

The increase in operating cash flows for the six months ended June 30, 2026 was driven by higher operating earnings, cash receipts from tariff refunds totaling $61 million, and lower cash tax payments in the current year period.  These items were partially offset by a greater use of cash for working capital as compared to the prior year period.

The $275.8 million net cash used in investing activities for the six months ended June 30, 2026 represents cash payments of $87.7 million related to the purchase of property and equipment and $211.8 million for acquisitions of businesses, net of cash acquired. The cash payments for investing activities were partially offset by $23.7 million of proceeds from sale of businesses, net of cash disposed.

The $93.3 million net cash used in investing activities for the six months ended June 30, 2025 included cash payments of $88.7 million related to the purchase of property and equipment, $2.7 million for the purchase of long-term investments, and $2.0 million relating to other investing activities.

The $40.8 million net cash used in financing activities for the six months ended June 30, 2026 included proceeds of $22.7 million from short-term borrowings, $82.5 million from long-term borrowings, and $10.3 million from the exercise of stock options. These cash proceeds were more than offset by $118.7 million of debt repayments ($25.6 million of short-term borrowings and $93.1 million of long-term borrowings and finance lease obligations), $36.7 million for taxes paid related to equity awards, and $1.0 million for payments of deferred acquisition consideration.

The $101.3 million net cash used in financing activities for the six months ended June 30, 2025 represents proceeds of $21.9 million from short-term borrowings, $92.6 million from long-term borrowings, and $1.0 million from the exercise of stock options. These cash proceeds were more than offset by $59.2 million of debt repayments ($30.2 million of short-term borrowings and $29.0 million of long-term borrowings and finance lease obligations), $147.9 million of share repurchases, and $9.4 million for taxes paid related to equity awards.

Contractual Obligations

There have been no material changes to our contractual obligations between the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025, and June 30, 2026, except for the changes in outstanding borrowings and interest rates as discussed in Note 12, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands)	2026	2025	2026	2025

Net income attributable to Generac Holdings Inc.	$143,244	$74,016	$216,497	$117,856
Net (loss) income attributable to noncontrolling interests	(234)	414	(375)	852
Net income	143,010	74,430	216,122	118,708
Interest expense	16,787	18,242	32,163	35,352
Depreciation and amortization	58,410	48,321	114,384	94,462
Provision for income taxes	46,696	15,422	70,343	29,658
Non-cash write-down and other adjustments (a)	2,515	2,155	1,072	2,142
Non-cash share-based compensation expense (b)	14,005	14,752	27,447	26,360
Transaction costs and credit facility fees (c)	1,115	1,004	3,825	1,764
Business optimization and other charges (d)	2,351	3,442	3,504	5,017
Provision for legal, regulatory, and other costs (e)	(951)	4,911	2,255	8,662
Change in fair value of investments (f)	(5,916)	1,524	(4,542)	11,471
Other (g)	12,702	3,426	17,632	3,579
Adjusted EBITDA	290,724	187,629	484,205	337,175
Adjusted EBITDA attributable to noncontrolling interests	(237)	612	(383)	1,244
Adjusted EBITDA attributable to Generac Holdings Inc.	$290,961	$187,017	$484,588	$335,931

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

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$(3,485)	$1,696	$(1,038)	$3,188
Legal expenses, judgements and settlements related to certain class action lawsuits	1,262	2,540	2,288	3,883
Legal expenses related to certain government inquiries and other significant matters	1,272	675	2,134	1,591
Release of warranty provision recorded in 2022 to address clean energy warranty-related matters	-	-	(1,129)	-
Total provision for legal, regulatory and other matters	$(951)	$4,911	$2,255	$8,662

 (f)  Represents non-cash gains and losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

(g)  The current year loss relates primarily to four immaterial business dispositions with two closing in the first quarter and two closing in the second quarter of 2026. The prior year loss relates primarily to one immaterial business disposition that closed in the second quarter of 2025.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars in thousands, except share and per share data)	2026	2025	2026	2025

Net income attributable to Generac Holdings Inc.	$143,244	$74,016	$216,497	$117,856
Net income attributable to noncontrolling interests	(234)	414	(375)	852
Net income	143,010	74,430	216,122	118,708
Amortization of intangible assets	30,815	25,681	61,195	51,170
Amortization of deferred financing costs and original issue discount	546	642	1,081	1,278
Transaction costs and other purchase accounting adjustments (a)	712	345	3,260	452
Loss attributable to business or asset dispositions (c)	13,456	3,905	18,238	4,295
Business optimization and other charges (b)	2,351	3,442	3,504	5,017
Provision for legal, regulatory, and other costs (b)	(951)	4,911	2,255	8,662
Change in fair value of investments (b)	(5,916)	1,524	(4,542)	11,471
Tax effect of add backs	(10,150)	(17,138)	(21,035)	(27,507)
Adjusted net income	173,873	97,742	280,078	173,546
Adjusted net income attributable to noncontrolling interests	(234)	414	(375)	852
Adjusted net income attributable to Generac Holdings Inc.	$173,639	$97,328	$279,703	$172,694

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.91	$1.65	$4.71	$2.91
Weighted average common shares outstanding - diluted:	59,635,447	59,017,823	59,436,379	59,385,907

(a)  Represents transaction costs incurred directly in connection with any investment, as defined in our credit agreement, equity issuance or debt issuance or refinancing, and certain purchase accounting and contingent consideration adjustments.

(b)  See reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc. above.

(c)  The current year loss relates primarily to four immaterial business dispositions with two closing in the first quarter and two closing in the second quarter of 2026. The prior year loss relates primarily to one immaterial business disposition that closed in the second quarter of 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended June 30, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2026, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

04/01/2026 – 04/30/2026	-	$-	-	$500,000,000
05/01/2026 – 05/31/2026	-	-	-	$500,000,000
06/01/2026 – 06/30/2026	3,367	271.15	-	$500,000,000
Total	3,367	$271.15	-

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025. For information on the Company’s stock repurchase plans, refer to Note 13, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

On April 1, 2026, the Company issued 247,321 shares of its common stock to the former owners of Enercon, as partial consideration for the acquisition of all of the outstanding shares of Enercon. In addition, pursuant to the terms of the acquisition agreement, the Company may in the future issue additional shares of its common stock to the former owners of Enercon as contingent deferred consideration for the acquisition. The number of such additional shares that may be issued, if any, is not yet determinable. The shares issued at closing were, and any shares issued as future contingent consideration would be, issued in a private transaction not involving any public offering, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

On May 5, 2026, Kyle Raabe, Executive Vice President & President, Home Power Generation, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense in Rule 10b5-1(c) for the (i) sale of up to 1,939 shares of the Company’s common stock, and (ii) exercise and sale of up to 1,063 stock options, until December 31, 2026.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 4, 2026