Form 10-Q
period 2026-09-30
GENERAC HOLDINGS INC.
filed 2026-11-03
CIK 1474735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 58,988,982 shares of registrant's common stock outstanding.

GENERAC HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Generac Holdings Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$393,671	$341,413
Accounts receivable, less allowance for credit losses of $33,847 and $34,504 at September 30, 2026 and December 31, 2025, respectively	846,036	602,739
Inventories	1,292,713	1,248,867
Prepaid expenses and other current assets	263,674	269,459
Total current assets	2,796,094	2,462,478

Property and equipment, net	874,156	813,605

Customer lists, net	146,147	127,517
Patents and technology, net	304,465	338,308
Other intangible assets, net	3,923	10,011
Tradenames, net	218,747	199,430
Goodwill	1,648,970	1,467,094
Deferred income taxes	6,231	41,949
Operating lease and other assets	139,368	113,287
Total assets	$6,138,101	$5,573,679

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$53,134	$50,618
Accounts payable	629,432	436,583
Accrued wages and employee benefits	82,068	69,850
Accrued product warranty	58,822	44,716
Other accrued liabilities	556,801	591,387
Current portion of long-term borrowings and finance lease obligations	36,744	22,192
Total current liabilities	1,417,001	1,215,346

Long-term borrowings and finance lease obligations	1,243,734	1,260,256
Deferred income taxes	50,426	60,913
Deferred revenue	238,359	232,921
Operating lease and other long-term liabilities	176,360	165,197
Total liabilities	3,125,880	2,934,633

Redeemable non-controlling interest	93	742

Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized, 74,231,735 and 74,050,753 shares issued at September 30, 2026 and December 31, 2025, respectively	742	741
Additional paid-in capital	1,245,109	1,187,419
Treasury stock, at cost, 15,243,377 and 15,373,990 shares at September 30, 2026 and December 31, 2025, respectively	(1,337,451)	(1,358,053)
Excess purchase price over predecessor basis	(202,116)	(202,116)
Retained earnings	3,329,278	3,003,557
Accumulated other comprehensive (loss) income	(23,441)	874
Stockholders’ equity attributable to Generac Holdings Inc.	3,012,121	2,632,422
Noncontrolling interests	7	5,882
Total stockholders' equity	3,012,128	2,638,304
Total liabilities and stockholders’ equity	$6,138,101	$5,573,679

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Comprehensive Income
(U.S. Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$1,294,779	$1,114,353	$3,527,654	$3,117,643
Costs of goods sold	778,738	687,431	2,079,566	1,901,986
Gross profit	516,041	426,922	1,448,088	1,215,657

Operating expenses:
Selling and service	174,874	145,104	440,125	410,664
Research and development	63,832	60,059	192,269	182,461
General and administrative	88,134	93,748	237,574	247,924
Amortization of intangibles	28,618	24,932	89,813	76,102
Total operating expenses	355,458	323,843	959,781	917,151
Income from operations	160,583	103,079	488,307	298,506

Other (expense) income:
Interest expense	(16,378)	(18,461)	(48,541)	(53,813)
Investment income	3,472	1,646	8,716	5,618
Change in fair value of investments	(3,021)	(5,667)	1,521	(17,138)
Loss on refinancing of debt	-	(1,225)	-	(1,225)
Loss attributable to business dispositions	(485)	-	(18,723)	(3,905)
Other, net	(1,024)	(1,034)	(1,668)	(1,339)
Total other expense, net	(17,436)	(24,741)	(58,695)	(71,802)

Income before provision for income taxes	143,147	78,338	429,612	226,704
Provision for income taxes	34,198	11,758	104,541	41,416
Net income	108,949	66,580	325,071	185,288
Net (loss) income attributable to noncontrolling interests	(275)	419	(650)	1,271
Net income attributable to Generac Holdings Inc.	$109,224	$66,161	$325,721	$184,017

Net income attributable to Generac Holdings Inc. per common share - basic:	$1.86	$1.14	$5.55	$3.14
Weighted average common shares outstanding - basic:	58,845,536	58,263,218	58,695,971	58,604,097

Net income attributable to Generac Holdings Inc. per common share - diluted:	$1.83	$1.12	$5.48	$3.10
Weighted average common shares outstanding - diluted:	59,562,737	59,122,849	59,487,353	59,314,618

Comprehensive income attributable to Generac Holdings Inc.	$103,340	$60,765	$301,406	$267,125

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Stockholders' Equity
(U.S. Dollars in Thousands, Except Share Data)
(Unaudited)

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at July 1, 2026	74,234,629	$742	$1,211,335	(15,228,990)	$(1,334,835)	$(202,116)	$3,220,054	$(17,557)	$2,877,623	$5	$2,877,628
Unrealized loss on interest rate swaps, net of tax benefit of $831								(2,526)	(2,526)		(2,526)
Foreign currency translation adjustment								(3,358)	(3,358)	2	(3,356)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	(3,058)	–	220						220		220
Payment of acquisition contingent consideration	164	–	64						64		64
Net share settlement of restricted stock awards				(14,387)	(2,616)				(2,616)		(2,616)
Share-based compensation			13,042						13,042		13,042
Customer Warrants			20,448						20,448		20,448
Net income							109,224		109,224		109,224

Balance at September 30, 2026	74,231,735	$742	$1,245,109	(15,243,377)	$(1,337,451)	$(202,116)	$3,329,278	$(23,441)	$3,012,121	$7	$3,012,128

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interests	Total
Balance at July 1, 2025	74,023,750	$740	$1,161,153	(15,351,876)	$(1,354,218)	$(202,116)	$2,961,859	$3,105	$2,570,523	$4,668	$2,575,191
Unrealized loss on interest rate swaps, net of tax benefit of $929								(2,824)	(2,824)		(2,824)
Foreign currency translation adjustment								(2,572)	(2,572)	14	(2,558)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	26,887	1	2,204						2,205		2,205
Net share settlement of restricted stock awards				(13,528)	(2,496)				(2,496)		(2,496)
Share-based compensation			12,751						12,751		12,751
Net income							66,161		66,161	468	66,629

Balance at September 30, 2025	74,050,637	$741	$1,176,108	(15,365,404)	$(1,356,714)	$(202,116)	$3,028,020	$(2,291)	$2,643,748	$5,150	$2,648,898

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2026	74,050,753	$741	$1,187,419	(15,373,990)	$(1,358,053)	$(202,116)	$3,003,557	$874	$2,632,422	$5,882	$2,638,304
Unrealized loss on interest rate swaps, net of tax benefit of $2,052								(6,234)	(6,234)		(6,234)
Foreign currency translation adjustment								(18,081)	(18,081)	155	(17,926)
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	170,818	1	(4,588)	(8,417)	–				(4,587)		(4,587)
Payment of acquisition contingent consideration	10,164	–	3,981						3,981		3,981
Net share settlement of restricted stock awards				(108,291)	(24,183)				(24,183)		(24,183)
Disposal of business with non-controlling interest			(2,640)						(2,640)	(6,030)	(8,670)
Treasury stock issued for business combination				247,321	44,785				44,785		44,785
Share-based compensation			40,489						40,489		40,489
Customer Warrants			20,448						20,448		20,448
Net income							325,721		325,721		325,721

Balance at September 30, 2026	74,231,735	$742	$1,245,109	(15,243,377)	$(1,337,451)	$(202,116)	$3,329,278	$(23,441)	$3,012,121	$7	$3,012,128

	Generac Holdings Inc.
						Excess Purchase Price		Accumulated
			Additional			Over		Other	Total
	Common Stock		Paid-In	Treasury Stock		Predecessor	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Basis	Earnings	Income (Loss)	Equity	Interest	Total
Balance at January 1, 2025	73,785,631	$738	$1,133,756	(14,173,697)	$(1,196,997)	$(202,116)	$2,844,296	$(85,399)	$2,494,278	$3,165	$2,497,443
Unrealized loss on interest rate swaps, net of tax benefit of $3,364								(10,227)	(10,227)		(10,227)
Foreign currency translation adjustment								93,335	93,335	665	94,000
Common stock issued under equity incentive plans, net of forfeitures and shares withheld for employee taxes and strike price	265,006	3	3,241						3,244		3,244
Net share settlement of restricted stock awards				(82,501)	(11,800)				(11,800)		(11,800)
Stock repurchases				(1,109,206)	(147,917)				(147,917)		(147,917)
Share-based compensation			39,111						39,111		39,111
Cash dividends paid to noncontrolling interest of subsidiary							(293)		(293)		(293)
Net income							184,017		184,017	1,320	185,337

Balance at September 30, 2025	74,050,637	$741	$1,176,108	(15,365,404)	$(1,356,714)	$(202,116)	$3,028,020	$(2,291)	$2,643,748	$5,150	$2,648,898

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$325,071	$185,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	81,858	67,571
Amortization of intangible assets	89,813	76,102
Amortization of deferred financing costs and original issue discount	1,636	1,835
Change in fair value of investments	(1,521)	17,138
Loss on refinancing of debt	-	1,225
Deferred income tax expense	25,012	32,416
Share-based compensation expense	40,489	39,111
Loss on disposal of assets	351	553
Loss attributable to business dispositions	18,723	3,905
Other noncash charges	3,394	2,445
Excess tax benefits from equity awards	(3,139)	(476)
Net changes in operating assets and liabilities:
Accounts receivable	(241,681)	(31,989)
Inventories	(40,249)	(273,053)
Other assets	(114,953)	(53,138)
Accounts payable	192,138	143,645
Accrued wages and employee benefits	11,695	(15,064)
Other accrued liabilities	22,848	51,205
Net cash provided by operating activities	411,485	248,719

Investing activities
Proceeds from sale of property and equipment	31	35
Purchase of long-term investments	(425)	(3,035)
Proceeds from sale of long-term investment	2,598	-
Expenditures for property and equipment	(126,937)	(110,534)
Acquisition of businesses, net of cash acquired	(211,723)	-
Proceeds (payments) from sale of businesses, net of cash disposed	23,654	(1,999)
Net cash used in investing activities	(312,802)	(115,533)

Financing activities
Proceeds from short-term borrowings	33,913	30,860
Proceeds from long-term borrowings	84,387	134,715
Repayments of short-term borrowings	(31,998)	(47,290)
Repayments of long-term borrowings and finance lease obligations	(99,243)	(75,742)
Stock repurchases	-	(147,917)
Payment of debt issuance costs	-	(5,275)
Payment of contingent acquisition consideration	(2,700)	(2,700)
Payment of deferred acquisition consideration	(958)	-
Contributions received from noncontrolling interest in subsidiary	-	979
Cash dividends paid to noncontrolling interest of subsidiary	-	(293)
Taxes paid related to equity awards	(39,395)	(12,864)
Proceeds from the exercise of stock options	10,544	4,233
Net cash used in financing activities	(45,450)	(121,294)

Effect of foreign exchange rate changes on cash and cash equivalents	(975)	6,840

Net increase in cash and cash equivalents	52,258	18,732
Cash and cash equivalents at beginning of period	341,413	281,277
Cash and cash equivalents at end of period	$393,671	$300,009

See notes to condensed consolidated financial statements.

Generac Holdings Inc.
Notes to Condensed Consolidated Financial Statements

(U.S. Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1.   Description of Business and Basis of Presentation

Founded in 1959, Generac Holdings Inc. (the Company) is a leading global designer and manufacturer of a wide range of energy technology solutions. The Company provides power generation equipment, energy storage systems, energy management controls & solutions, and other power products and services serving the residential, commercial, data center, telecom, rental, and industrial markets. Generac’s power products and solutions are available globally through a broad network of independent dealers, distributors, retailers, e-commerce partners, wholesalers, and equipment rental companies, as well as sold direct to certain end user customers.

Over the years, the Company has executed a number of acquisitions that support its strategic plan (refer to Item 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the Company's “Powering a Smarter World” strategic plan). A summary of acquisitions affecting the reporting periods presented in this Form 10-Q include:

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

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operation, and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

During the three and nine months ended September 30, 2026, the Company received Phase I IEEPA tariff refunds totaling approximately $29,700 and $91,100, respectively.  Approximately $9,500 and $80,600 of the tariff recovery was recorded as a reduction of cost of goods sold in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026, respectively. Approximately $10,500 of the tariff recovery remains in inventory as of September 30, 2026. As of September 30, 2026, all expected Phase I IEEPA tariff refunds have been received.

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

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the definition of a performance condition to include conditions based on a customer's purchases, eliminates the forfeiture policy election for such awards, and clarifies that the variable consideration constraint does not apply to share-based consideration payable to a customer. The Company early adopted the standard in the third quarter of 2026 on a modified retrospective basis, and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard is intended to provide investors with more detailed disclosures around specific types of expenses. The new disclosures require additional quantitative and qualitative information for certain expenses contained within the consolidated statements of comprehensive income to be presented in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated standard.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2026, that are of significance or potential significance to the Company's consolidated financial statements or disclosures.

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

The combined preliminary purchase price for these closed acquisitions is $346,317, net of cash acquired and inclusive of holdbacks and estimated contingent consideration, of which $44,785 was funded through the issuance of treasury stock and the remainder in cash.  The Company recorded its preliminary purchase price allocation for these acquisitions based on its estimates of the fair value of the acquired assets and assumed liabilities. Purchase accounting for Allmand will be finalized prior to March 31, 2027, while purchase accounting for Enercon and Wolter will be finalized prior to June 30, 2027. There were no material changes to the preliminary purchase price allocation for Allmand, Enercon, or Wolter as of September 30, 2026. All of these acquisitions are included within the Commercial & Industrial segment.

The accompanying condensed consolidated financial statements include the results of Allmand, Enercon, and Wolter from their dates of acquisition through September 30, 2026. Pro forma and other financial information are not presented as the effects of these acquisitions are not material to the Company's results of operations or financial position.

Summary Purchase Price Allocations

The fair values assigned to certain assets acquired and liabilities assumed for all acquisitions completed during the nine months ending September 30, 2026 are shown below. No material acquisitions were completed in 2025.

Acquisitions
Accounts receivable	$20,408
Inventories	31,654
Prepaid expenses and other current assets	560
Property and equipment	18,051
Intangible assets	88,900
Goodwill	205,990
Total assets acquired	365,563

Accounts payable	13,153
Accrued wages and employee benefits	2,418
Other accrued liabilities	1,827
Accrued product warranty	211
Current portion of long-term borrowings and finance lease obligations	356
Operating lease and other long-term liabilities	1,281
Net assets acquired	$346,317

Fiscal 2026 and 2025 Dispositions

On June 1, 2026, the Company completed one immaterial business disposition within the Commercial & Industrial segment and one immaterial business disposition within the Residential segment, resulting in a combined loss of $13,896.

On January 2, 2026, the Company completed two immaterial business dispositions within the Commercial & Industrial segment, resulting in a combined loss of $4,763.

On May 31, 2025, the Company completed one immaterial business disposition within the Residential segment (prior to the segment reorganization, the Domestic segment), resulting in a loss of $3,905. Refer to Note 7, "Segment Reporting," for further information regarding the segment reorganization.

3.   Redeemable Noncontrolling Interest

The Company entered into a joint venture with E.A. Juffali & Brothers (Juffali) on August 7, 2025, based in Bahrain, aiming to expand its footprint in the Middle East region. The joint venture, operating under the name Generac Juffali Generators WLL, will function as a distinct legal entity with ownership interests divided between the Company and Juffali at 51% and 49%, respectively. As the Company holds a controlling financial interest in the joint venture's operating entity, it will consolidate the entity. During the third quarter of 2025, Juffali funded 49% of the total capital contributed to the new legal entity. The issuance date fair value of the 49% noncontrolling interest was $979 and was recorded in the condensed consolidated balance sheets as a redeemable noncontrolling interest. This classification is based on Juffali’s right to require redemption of its interest in Generac Juffali Generators under specific triggering circumstances outlined in the joint venture agreement. The redeemable noncontrolling interest is initially recognized at its issuance date fair value and is adjusted each reporting period to reflect the noncontrolling interests’ share of comprehensive income. If the redeemable noncontrolling interest becomes currently redeemable or is probable of becoming currently redeemable, it is then adjusted to the greater of the redemption value or the carrying value, with any redemption value adjustments being recorded directly to retained earnings in the consolidated balance sheets. Refer to Note 15 "Earnings Per Share" for further information regarding how redemption value adjustments are reflected in earnings per share calculations.

The following table presents the changes in the redeemable noncontrolling interest for Generac Jufalli Generators:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$367	$-	$742	$-
Contribution received from noncontrolling interest holder	-	979	-	979
Net loss	(275)	(49)	(650)	(49)
Foreign currency translation	1	-	1	-
Balance at end of period	$93	$930	$93	$930

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

Additionally, the Company maintains interest rate swap agreements and invests in stock warrants described in more detail below.

Interest Rate Swaps

In March 2020, the Company entered into three interest rate swap agreements, which were still outstanding as of September 30, 2026. In July 2025, in conjunction with the amendments to the Company’s credit agreements discussed further in Note 13, “Credit Agreements”, the Company modified its interest rate swaps to match the underlying debt and reconfirmed hedge effectiveness. The Company formally documented all relationships between interest rate hedging instruments and the related hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. These interest rate swap agreements qualify as cash flow hedges and therefore, the effective portions of their gains or losses are reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The amount of after-tax unrealized losses recognized in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 were $2,526 and $6,234, respectively, and for the three and nine months ended September 30, 2025 were $2,824 and $10,227, respectively. The cash flows of the swaps are recognized as adjustments to interest expense each period. The ineffective portions of the derivatives’ changes in fair value, if any, are immediately recognized in earnings.

Stock Warrants

During the fourth quarter of 2023, the Company entered into a $30,000 agreement with Wallbox N.V. (Wallbox) to purchase 5% of its Class A common stock and acquire related stock warrants, the latter of which provide the right to acquire incremental Class A common stock outstanding of Wallbox upon exercise at a fixed price with anti-dilution protections for a period of time. During the third quarter of 2024 and the first, second, and fourth quarters of 2025, the Company received additional warrants under the anti-dilution protection rights in connection with additional rounds of funding performed by Wallbox. In accordance with U.S. GAAP, the Company is required to adjust the carrying value of these warrants to market value on a quarterly basis. Gains and losses attributable to the Wallbox stock warrants are recognized in other expense, net, in the condensed consolidated statements of comprehensive income.

The gain (loss) attributable to the Wallbox stock warrants was $(1,032) and $295 for the three and nine months ended September 30, 2026, respectively, and $(1,910) and $(6,482) for the three and nine months ended September 30, 2025, respectively.

Fair Value

The following table presents the fair value of all the Company’s interest rate swaps and Wallbox stock warrants.

	September 30, 2026	December 31, 2025
Interest rate swaps	$2,986	$11,272
Stock warrants	2,376	2,080

The fair values of the interest rate swaps and stock warrants are included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025. Excluding the impact of credit risk, the fair value of the interest rate swaps as of September 30, 2026, and December 31, 2025, is an asset of $3,095 and $11,604, respectively, which represents the estimated amount the Company would receive to exit all of the agreements on those dates.

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

The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, short-term borrowings, and revolving facility (Revolving Facility) borrowings), excluding Term Loan borrowings, approximates the fair value of these instruments based on their short-term nature. The fair value of the New Tranche A Term Loan Facility borrowing, which has a net carrying value of $697,299, was $686,000 (Level 2) as of September 30, 2026. The fair value of the Term Loan B Facility borrowing, which has a net carrying value of $487,835, was $490,613 (Level 2) as of September 30, 2026. These Term Loan fair values were calculated based on independent valuations which contain inputs and significant value drivers that are observable.

For the fair value of the derivatives measured on a recurring basis, refer to the fair value table in Note 4, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The fair values of the Company's interest rate swaps and commodity and foreign currency derivative contracts are classified as Level 2. The valuation techniques used to measure the fair value of these derivative contracts, all of which have counterparties with high credit ratings, were based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the derivative contracts discussed above considers the Company’s credit risk in accordance with ASC 820-10.

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

Equity Securities

Equity securities primarily consist of Wallbox Class A common stock (Wallbox Shares) as discussed in Note 4 "Derivative Instruments and Hedging Activities." During the third quarter of 2024, the Company invested an incremental $35,000 in additional Wallbox Shares. The Wallbox Shares are classified as Level 1 in the fair value hierarchy and are recognized at fair value using the closing price of Wallbox common stock quoted on the New York Stock Exchange (NYSE) on the last trading day of the quarter. The Wallbox Shares are included in operating lease and other assets in the condensed consolidated balance sheets. The fair value of the Wallbox Shares was $5,276 and $4,457 as of September 30, 2026, and December 31, 2025, respectively. Gains and losses attributable to the Wallbox Shares are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The gain (loss) recognized on the Wallbox Shares was $(2,000) and $819 for the three and nine months ended September 30, 2026, respectively, and $(3,676) and $(10,560) for the three and nine months ended September 30, 2025, respectively.

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

The combined fair value of contingent consideration for the Chilicon Power LLC (Chilicon), Ageto, and Enercon acquisitions as of September 30, 2026 and for the Chilicon, Ageto, and PR Industrial S.r.l. (Pramac) acquisitions as of December 31, 2025, was $120,107 and $32,872, respectively. The contingent consideration period for Pramac ended as of December 31, 2025. The contingent consideration for Chilicon extends through December 31, 2028, and is paid annually based on incremental earnings and upon achievement of certain milestones. The contingent consideration for Ageto can be earned in equal increments with two thirds of the contingent consideration earned as of August 1, 2026, and the remaining one third capable of being earned on August 1, 2027. The contingent consideration for Enercon extends through April 1, 2027, and is earned based on the achievement of specified target EBITDA levels during the earnout period, with 35% payable in restricted shares and the remainder in cash. The current portion of contingent consideration totals $105,873 and is reported in other accrued liabilities, and the non-current portion totals $14,234 and is reported in operating lease and other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the activity for contingent consideration:

Beginning balance, January 1, 2026	$32,872
Additional contingent consideration (1)	91,551
Payments of contingent consideration (2)	(6,681)
Present value interest accretion	2,365
Ending balance, September 30, 2026	$120,107

(1) Represents $91,551 of contingent consideration for the Enercon acquisition, which closed on April 1, 2026.

(2) Represents payments of $3,981 in shares for the Chilicon acquisition and $2,700 in cash for the Ageto acquisition. The payment of common stock for the Chilicon acquisition is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

6.   Accumulated Other Comprehensive Income (Loss)

The following table presents a disclosure of changes in Accumulated Other Comprehensive Income (Loss) during the three and nine months ended September 30, 2026 and 2025, net of tax:

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2026	$(21,753)		$4,196		$(17,557)
Other comprehensive income (loss)	(3,358)	(1)	(2,526)	(2)	(5,884)
Ending Balance – September 30, 2026	$(25,111)		$1,670		$(23,441)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – July 1, 2025	$(10,259)		$13,364		$3,105
Other comprehensive income (loss)	(2,572)	(3)	(2,824)	(4)	(5,396)
Ending Balance – September 30, 2025	$(12,831)		$10,540		$(2,291)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2026	$(7,030)		$7,904		$874
Other comprehensive income (loss)	(18,081)	(5)	(6,234)	(6)	(24,315)
Ending Balance – September 30, 2026	$(25,111)		$1,670		$(23,441)

	Foreign Currency Translation Adjustments		Unrealized Gain (Loss) on Cash Flow Hedges		Total
Beginning Balance – January 1, 2025	$(106,166)		$20,767		$(85,399)
Other comprehensive income (loss)	93,335	(7)	(10,227)	(8)	83,108
Ending Balance – September 30, 2025	$(12,831)		$10,540		$(2,291)

(1)	Represents an unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2026, particularly the Euro.
(2)	Represents unrealized losses of $3,357 on the interest rate swaps, net of tax effect of $831, for the three months ended September 30, 2026.
(3)	Represents an unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2025, particularly the British Pound.
(4)	Represents unrealized losses of $3,753 on the interest rate swaps, net of tax effect of $929, for the three months ended September 30, 2025.
(5)	Represents an unfavorable impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2026, particularly the Euro and British Pound.
(6)	Represents unrealized losses of $8,286 on the interest rate swaps, net of tax effect of $2,052, for the nine months ended September 30, 2026.
(7)	Represents a favorable impact from the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2025, particularly the Euro and British Pound.
(8)	Represents unrealized losses of $13,591 on the interest rate swaps, net of tax effect of $3,364, for the nine months ended September 30, 2025.

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

The C&I segment consists of the domestic Commercial & Industrial operations with the addition of the operations of the former International segment. Commercial & Industrial products consist of larger output stationary generators used in C&I applications, with power outputs up to 3,250kW. Also included in C&I products are mobile generators, light towers, C&I battery energy storage systems, mobile heaters, mobile pumps, and  related controls for power generation equipment. These products are sold globally through industrial distributors and dealers, Engineering, Procurement, and Construction (EPC) companies, equipment rental companies, and equipment distributors. C&I segment revenue consists of product sales to the Company's distribution partners, who in turn sell or rent the product to the end customer, sometimes including installation and maintenance services. The C&I segment revenue also includes sales of products and services related to aftermarket service parts and product accessories sold to the Company's distribution partners, grid services subscription revenue, as well as certain installation and maintenance service revenue. In some cases, C&I products are sold directly to the end customer. C&I segment revenues are recorded at either a point in time when control of the product is transferred to the customer, or if the performance obligation is satisfied over time, then revenue is recognized using a method that reflects the performance under the contract. Other service revenue is recognized when the services are performed.

Segment financial information for the periods prior to the Reorganization has been recast to conform to the current presentation.

The composition of total and net sales between Residential and Commercial & Industrial reportable segments is as follows:

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$742,655	$1,443	$744,098	$681,972	$2,985	$684,957
Commercial & Industrial	552,124	865	552,989	432,381	51	432,432
Intercompany eliminations	-	(2,308)	(2,308)	-	(3,036)	(3,036)
Total net sales	$1,294,779	$-	$1,294,779	$1,114,353	$-	$1,114,353

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$1,908,993	$8,551	$1,917,544	$1,855,681	$12,657	$1,868,338
Commercial & Industrial	1,618,661	916	1,619,577	1,261,962	51	1,262,013
Intercompany eliminations	-	(9,467)	(9,467)	-	(12,708)	(12,708)
Total net sales	$3,527,654	$-	$3,527,654	$3,117,643	$-	$3,117,643

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

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total
External net sales	$742,655	$552,124	$-	$1,294,779	$681,972	$432,381	$-	$1,114,353
Intersegment sales	1,443	865	-	2,308	2,985	51	-	3,036
Total sales	744,098	552,989	-	1,297,087	684,957	432,432	-	1,117,389
Elimination of intersegment sales			(2,308)	(2,308)			(3,036)	(3,036)
Costs of goods sold	378,937	402,109	-	781,046	368,633	321,834	-	690,467
Elimination of intersegment cost of goods sold			(2,308)	(2,308)			(3,036)	(3,036)
Operating expenses	222,182	113,253	20,023	355,458	207,794	97,229	18,820	323,843
Other segment items (1)	(57,813)	(31,665)	(6,156)	(95,634)	(51,646)	(30,398)	(8,092)	(90,136)
Adjusted EBITDA by reportable segment	$200,792	$69,292	$(13,867)	$256,217	$160,176	$43,767	$(10,728)	$193,215
Interest expense				(16,378)				(18,461)
Depreciation and amortization				(57,287)				(49,211)
Non-cash write-down and other adjustments (2)				761				(2,831)
Non-cash share-based compensation expense (3)				(13,042)				(12,751)
Transaction costs and credit facility fees (4)				(2,649)				(827)
Business optimization and other charges (5)				(599)				(368)
Provision for legal, regulatory, and other costs (6)				(20,169)				(23,208)
Change in fair value of investments (7)				(3,021)				(5,667)
Loss on refinancing of debt (8)				-				(1,225)
Other (9)				(686)				(328)
Income before provision for income taxes				$143,147				$78,338

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total	Residential	Commercial & Industrial	Corporate & Eliminations (*)	Total
External net sales	$1,908,993	$1,618,661	$-	$3,527,654	$1,855,681	$1,261,962	$-	$3,117,643
Intersegment sales	8,551	916	-	9,467	12,657	51	-	12,708
Total sales	1,917,544	1,619,577	-	3,537,121	1,868,338	1,262,013	-	3,130,351
Elimination of intersegment sales			(9,467)	(9,467)			(12,708)	(12,708)
Costs of goods sold	919,584	1,169,449	-	2,089,033	993,648	921,046	-	1,914,694
Elimination of intersegment cost of goods sold			(9,467)	(9,467)			(12,708)	(12,708)
Operating expenses	586,725	330,604	42,452	959,781	591,012	276,828	49,311	917,151
Other segment items (1)	(143,531)	(97,784)	(10,800)	(252,115)	(134,511)	(78,316)	(19,057)	(231,884)
Adjusted EBITDA by reportable segment	$554,766	$217,308	$(31,652)	$740,422	$418,189	$142,455	$(30,254)	$530,390
Interest expense				(48,541)				(53,813)
Depreciation and amortization				(171,671)				(143,673)
Non-cash write-down and other adjustments (2)				(311)				(4,973)
Non-cash share-based compensation expense (3)				(40,489)				(39,111)
Transaction costs and credit facility fees (4)				(6,474)				(2,591)
Business optimization and other charges (5)				(4,103)				(5,385)
Provision for legal, regulatory, and other costs (6)				(22,424)				(31,870)
Change in fair value of investments (7)				1,521				(17,138)
Loss on refinancing of debt (8)				-				(1,225)
Other (9)				(18,318)				(3,907)
Income before provision for income taxes				$429,612				$226,704

(*)	The 'Corporate & Eliminations' column includes general corporate overhead, centrally managed costs not allocated to the reportable segments, and the elimination of intersegment revenues and cost of goods sold. These centrally managed costs primarily relate to certain legal, accounting, human resources, and technology functions, as well as other costs related to the Corporate headquarters.

(1)	Other segment items primarily represent depreciation and amortization and the following items defined below: Non-cash write-down and other adjustments; Non-cash shared-based compensation expense; Transaction costs and credit facility fees; Business optimization and other charges; and Provision for legal, regulatory, and other costs.
(2)	Includes gains (losses) on dispositions of assets other than in the ordinary course of business, gains (losses) on sales of certain investments, unrealized mark-to-market adjustments on commodity contracts, certain foreign currency related adjustments, and certain purchase accounting and contingent consideration adjustments.
(3)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.
(4)	Represents transaction costs incurred directly in connection with any investment, as defined in the Company's credit agreement, equity issuance or debt issuance or refinancing, together with certain fees relating to the Company's senior secured credit facilities, such as administrative agent fees and credit facility commitment fees under the Company's amended credit agreement.
(5)	Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.
(6)	Represents the following significant litigation, regulatory, and other matters that are not indicative of the Company's ongoing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$(2,313)	$(2,736)	$(1,275)	$(5,923)
Legal expenses, judgements and settlements related to certain class action lawsuits	(1,665)	(17,759)	(3,953)	(21,643)
Legal expenses related to certain government inquiries and other significant matters	(1,898)	(2,713)	(4,032)	(4,304)
Clean energy warranty related matters	(14,293)	-	(13,164)	-
Total provision for legal, regulatory and other matters	$(20,169)	$(23,208)	$(22,424)	$(31,870)

(7)	Represents non-cash gains (losses) primarily from changes in the fair value of the Company's investment in Wallbox warrants and equity securities.
(8)	Represents third party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Tranche A Term Loan Facility and Revolving Debt Facility.
(9)	The current year loss relates primarily to four immaterial business dispositions with two closing in the first quarter and two closing in the second quarter of 2026. The prior year loss relates primarily to one immaterial business disposition that closed in the second quarter of 2025.

The following tables summarize additional financial information by reportable segment:

	Assets by Reportable Segment
	September 30, 2026	December 31, 2025
Residential	$2,930,859	$3,144,332
Commercial & Industrial	3,154,769	2,367,764
Corporate	52,473	61,583
Total	$6,138,101	$5,573,679

	Depreciation and Amortization by Reportable Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential	$31,743	$29,648	$95,090	$87,797
Commercial & Industrial	25,311	19,227	75,689	54,836
Corporate	233	336	892	1,040
Total	$57,287	$49,211	$171,671	$143,673

	Capital Expenditures by Reportable Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential	$10,304	$13,891	$33,553	$57,422
Commercial & Industrial	28,310	7,106	90,180	49,186
Corporate	636	884	3,204	3,926
Total	$39,250	$21,881	$126,937	$110,534

The Company’s sales in the U.S. represented approximately 79% and 80% of total sales for the three months ended September 30, 2026 and 2025, respectively, and approximately 78% and 79% for the nine months ended September 30, 2026 and 2025, respectively. Approximately 78% and 74% of the Company's identifiable long-lived assets were located in the U.S. as of September 30, 2026 and December 31, 2025, respectively.

8.   Balance Sheet Details

Inventories consist of the following:

	September 30,	December 31,
	2026	2025
Raw material	$765,460	$705,610
Work-in-process	14,499	12,592
Finished goods	512,754	530,665
Total	$1,292,713	$1,248,867

Property and equipment consists of the following:

	September 30,	December 31,
	2026	2025
Land and improvements	$42,217	$31,937
Buildings and improvements	499,631	444,171
Machinery and equipment	411,928	374,791
Dies and tools	69,161	63,666
Vehicles	20,532	19,743
Office, information technology equipment, and internal use software	292,653	252,425
Leasehold improvements	10,189	10,670
Construction in progress	70,747	86,116
Gross property and equipment	1,417,058	1,283,519
Accumulated depreciation	(542,902)	(469,914)
Total	$874,156	$813,605

Total property and equipment includes finance leases of $81,846 and $83,963 as of September 30, 2026, and December 31, 2025, respectively, primarily consisting of buildings and improvements. Amortization of finance lease right of use assets is recorded within depreciation expense in the condensed consolidated statements of comprehensive income. The initial measurement of new finance lease right of use assets is accounted for as a non-cash item in the condensed consolidated statements of cash flows.

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Accrued selling expenses	$111,008	$118,962
Current contract liabilities	193,438	153,745
Accrued legal & professional fees (1)	30,644	248,445
Current operating lease liabilities	11,497	15,731
Accrued contingent consideration (2)	105,873	11,175
Accrued other	104,341	43,329
Total	$556,801	$591,387

(1) The decrease primarily relates to a $206,500 payment made by the Company and its insurance carriers to satisfy a legal settlement obligation. Refer to Zawaski, et. al. v. Generac Power Systems, Inc., et. al. in Note 17 “Commitments and Contingencies,” for more information.

(2) The increase primarily relates to the contingent consideration for the Enercon acquisition. Refer to Note 5 "Fair Value Measurements," for more information.

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

The carrying value of goodwill by reportable segment is summarized below:

	Residential	Commercial & Industrial	Total
Balance as of December 31, 2025	$855,118	$611,976	$1,467,094
Acquisitions of businesses	-	205,990	205,990
Disposition of businesses	-	(15,943)	(15,943)
Impairment charge	(1,523)	-	(1,523)
Foreign currency translation rate changes	(22)	(6,626)	(6,648)
Balance as of September 30, 2026	$853,573	$795,397	$1,648,970

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$130,850	$119,944	$131,922	$110,987
Payments	(29,153)	(23,934)	(73,583)	(63,689)
Provision for warranty issued	22,798	28,147	62,113	72,091
Changes in estimates for pre-existing warranties (1)	20,185	1,144	24,017	5,912
Warranty reserve assumed in acquisition	-	-	211	-
Balance at end of period	$144,680	$125,301	$144,680	$125,301

(1) Includes a specific warranty provision recorded during the third quarter of 2026 in the amount of $14,293 to address certain clean energy product related matters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$232,924	$202,650	$219,404	$186,922
Deferred revenue contracts issued	18,450	17,567	51,525	50,299
Amortization of deferred revenue contracts	(10,407)	(8,787)	(29,962)	(25,791)
Balance at end of period	$240,967	$211,430	$240,967	$211,430

The timing of recognition of the Company’s deferred revenue balance related to extended warranties as of  September 30, 2026 is as follows:

Remainder of 2026	$11,096
2027	45,163
2028	45,221
2029	39,305
2030	31,799
After 2030	68,383
Total	$240,967

Standard product warranty obligations and extended warranty related deferred revenues are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
Product warranty liability
Current portion - accrued product warranty	$58,822	$44,716
Long-term portion - other long-term liabilities	85,858	87,206
Total	$144,680	$131,922

Deferred revenue related to extended warranties
Current portion - other accrued liabilities	$44,062	$38,958
Long-term portion - deferred revenue	196,905	180,446
Total	$240,967	$219,404

11.   Contract Balances

Customer contracts may give rise to timing differences between revenue recognition, billings, and cash collections, resulting in the recognition of billed accounts receivable, unbilled receivables (contract assets), or deferred revenue (contract liabilities) within the condensed consolidated balance sheets.

Contract assets primarily consist of unbilled receivables associated with contracts accounted for under the cost-to-cost method of revenue recognition, where revenue recognized based on costs incurred exceeds amounts billed to customers. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The balance of contract assets was $40,930 and $8,867 as of September 30, 2026, and December 31, 2025, respectively.

Contract liabilities primarily consist of customer deposits that exceed revenue recognized. Contract liabilities are included in other accrued liabilities (for the portion expected to be recognized within twelve months) or long-term deferred revenue (for the portion not expected to be recognized within twelve months) in the condensed consolidated balance sheets, until revenue is recognized. The balance of contract liabilities, excluding the extended warranty deferred revenue balance disclosed in Note 10, was $183,618 and $151,257 as of September 30, 2026, and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company recognized revenue of $100,281 related to amounts included in the December 31, 2025 contract liability balance.

As of September 30, 2026, the aggregate amount of revenue that the Company expects to recognize on remaining performance obligations (excluding extended warranty) was approximately $330,000, of which approximately 92% is expected to be recognized as revenue over the next two years. We have applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original term of one year or less.

12.   Customer Warrant

On September 16, 2026, the Company issued a warrant (the Warrant) to a wholly-owned subsidiary of Amazon.com, Inc. (Amazon) to acquire up to 1,693,745 shares of the Company's common stock (Warrant Shares) at an exercise price of $200.9266 per share.  The Warrant allows for cashless exercise and expires September 16, 2033.

Upon issuance of the Warrant, 307,954 of the Warrant Shares vested. The remainder of the Warrant Shares are subject to vesting in multiple tranches over the seven year term of the Warrant based on aggregate gross payments up to $8,000,000, net of certain offsets, received by the Company from Amazon, related to backup power generators for Amazon data centers.  The exercise price and the number of Warrant Shares are subject to antidilution adjustments.

Using the Black Scholes option pricing model, the grant date fair value of the Warrant was determined to be $66.40 per share, for a total fair value of $112,463.  The Company will recognize the grant-date fair value of the Warrant as a reduction of revenue from Amazon as control of the related goods or services are transferred over the term of the Warrant.

The grant date fair value of the Warrant was calculated as of the issuance date using the following assumptions:

Expected dividend yield	-
Risk-free interest rate	4.93%
Expected volatility	30.0%
Expected term	7 years

As of September 30, 2026, the Company had recorded $3,357 and $17,091 in prepaid expenses and other current assets and operating lease and other assets, respectively, representing the aggregate fair value of the Warrant Shares vested at issuance, with the offset recorded to additional paid-in capital.

13.   Credit Agreements

Short-term borrowings included in the condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, consisted of borrowings by the Company’s foreign subsidiaries on local lines of credit totaling $53,134 and $50,618, respectively. As of September 30, 2026, the weighted-average interest rate on the short-term borrowings was 6.06%.

Long-term borrowings are included in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
Revolving Facility	$-	$-
Tranche A Term Loan Facility	700,000	700,000
Term Loan B Facility	490,000	493,750
Original issue discount and deferred financing costs	(4,866)	(5,673)
Finance lease obligations	90,955	90,915
Other	4,389	3,456
Total	1,280,478	1,282,448
Less: current portion of debt	25,536	12,729
Less: current portion of finance lease obligations	11,208	9,463
Total long-term borrowings and finance lease obligations	$1,243,734	$1,260,256

As of September 30, 2026, there were $4,158 of unamortized deferred financing costs associated with the New Revolving Facility (as defined below) included in operating lease and other assets in the condensed consolidated balance sheets, and $4,866 of unamortized original issue discount and deferred financing costs linked to the New Tranche A Term Loan Facility and Term Loan B Facility (as defined collectively below) included in long-term borrowings and finance lease obligations in the condensed consolidated balance sheets.

The New Tranche A Term Loan Facility and New Revolving Facility mature on July 1, 2030.  The New Tranche A Term Loan Facility is repayable in quarterly installments commencing  October 1, 2026, with a balloon payment due at maturity. The Term Loan B Facility matures on July 3, 2031, and is repayable in quarterly installments which commenced September 2024, with a balloon payment due at maturity. Maturities of the Company's New Tranche A Term Loan Facility, Term Loan B Facility, and New Revolving Facility as of September 30, 2026, before considering original issue discount and deferred financing costs, were as follows:

	Tranche A Term Loan Facility	Term Loan B Facility	Revolving Facility	Total
2026	$4,375	$1,250	$-	$5,625
2027	21,875	5,000	-	26,875
2028	35,000	5,000	-	40,000
2029	43,750	5,000	-	48,750
2030	595,000	5,000	-	600,000
2031	-	468,750	-	468,750
Total	$700,000	$490,000	$-	$1,190,000

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

In July 2024, the Company extinguished the $530,000 balance then outstanding under the Original Term Loan B Facility and replaced it with a new $500,000 Tranche B Term Loan Facility maturing on July 3, 2031 (New Term Loan B Facility and, together with the Original Term Loan B Facility, the Term Loan B Facility). The New Term Loan B Facility continues to include a $300,000 uncommitted incremental term loan on that facility. In accordance with ASC 470-50, the Company capitalized $2,991 of debt issuance costs related to this transaction. Additionally, the Company wrote-off the unamortized deferred financing costs related to the Original Term Loan B Facility of $4,236 and expensed $625 of fees paid to creditors as a loss on refinancing of debt. The New Term Loan B Facility bears interest at the SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%, resulting in a 5.43% combined rate as of  September 30, 2026.

The New Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the New Term Loan B Facility credit agreement) if the Company’s net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2026, the Company’s net secured leverage ratio was 0.99 to 1.00, and the Company was in compliance with all covenants under the facility. There are no financial maintenance covenants on the New Term Loan B Facility.

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

On  July 1, 2025, the Company amended the Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to  July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700,000 (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1,000,000 (New Revolving Facility) (collectively the New Credit Agreements), and redefined the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreement), resulting in an interest rate reduction of 0.10%. Except for redefining the Term Benchmark, interest rates for the New Credit Agreements remain unchanged from the original credit agreements. As of September 30, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility is 4.93%. In accordance with ASC 470-50, the Company capitalized $5,275 of debt issuance costs related to this transaction. Additionally, the Company wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $443 and expensed $782 of third-party fees as a loss on refinancing of debt.

Both the New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require the Company to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2026, the Company’s total leverage ratio was 1.05 to 1.00, and the Company's interest coverage ratio was 17.93 to 1.00. The Company was also in compliance with all other covenants of the New Credit Agreements as of September 30, 2026.

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

As of September 30, 2026, there were no amounts outstanding under the New Revolving Facility, leaving $994,144 of unused capacity, net of outstanding letters of credit.

See Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information on interest rate swaps that are currently outstanding that partially offset the interest expense associated with the above outstanding borrowings.

Also see Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, for further information on finance lease obligations.

14.   Stock Repurchase Program

On February 12, 2024, the Company's Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500,000 of the Company's common stock over a 24-month period. Additionally, on February 9, 2026, the Company’s Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500,000 of the Company’s common stock over the following 24 months. The new program replaced the prior share repurchase program, which had $199,340 remaining available for repurchase when the new program was approved. Pursuant to the approved program, the Company may repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of the Company's credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

During the three and nine months ended September 30, 2026, there were no share repurchases under the program. During the three months ended September 30, 2025, there were no share repurchases under the program. During the nine months ended September 30, 2025, the Company repurchased 1,109,206 shares of common stock for $147,917. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

15. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period, exclusive of restricted shares. Except where the result would be anti-dilutive, diluted earnings per share is calculated by assuming the vesting of unvested "in the money" restricted stock and the exercise of outstanding "in the money" stock options, and common stock warrants, as well as the satisfaction of certain acquisition contingent consideration conditions as of the end of the period. Refer to Note 3, “Redeemable Noncontrolling Interests,” in this Form 10-Q for further information regarding the accounting for redeemable noncontrolling interests within earnings per share.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income attributable to Generac Holdings Inc.	$109,224	$66,161	$325,721	$184,017
Net income attributable to common shareholders	$109,224	$66,161	$325,721	$184,017

Denominator
Weighted average shares, basic	58,845,536	58,263,218	58,695,971	58,604,097
Dilutive effect of stock compensation awards (1)	715,644	859,631	790,592	710,521
Dilutive effect of customer warrant	440	-	147	-
Dilutive effect of contingently issued shares	1,117	-	643	-
Weighted average shares, diluted	59,562,737	59,122,849	59,487,353	59,314,618

Net income attributable to common shareholders per share
Basic	$1.86	$1.14	$5.55	$3.14
Diluted	$1.83	$1.12	$5.48	$3.10

(1) Excludes approximately 141,000 and 129,000 stock options and restricted stock awards for the three and nine months ended September 30, 2026, respectively, and 177,000 and 316,000 stock options and restricted stock awards for the three and nine months ended September 30, 2025, respectively, because they would be anti-dilutive.

16. Income Taxes

The effective income tax rates for the nine months ended September 30, 2026 and 2025 were 24.3% and 18.3%, respectively. The increase in effective tax rate was primarily related to certain favorable discrete items in the prior year period that did not repeat in the current year period.

17. Commitments and Contingencies

The Company has an arrangement with a finance company to provide floor plan financing for certain dealers. The Company receives payment from the finance company after shipment of product to the dealer. The Company participates in the cost of dealer financing up to certain limits and has agreed to repurchase new or unused Generac products repossessed by the finance company, but does not indemnify the finance company for any credit losses they incur. The amount financed by dealers which remained outstanding under this arrangement as of September 30, 2026, and December 31, 2025, was $181,744 and $149,737, respectively.

On August 1, 2022, Power Home Solar, LLC d/b/a Pink Energy (PHS) filed a lawsuit in the Western District of Virginia against Generac Power Systems, Inc., a wholly owned subsidiary of the Company (Generac Power). The complaint alleges breaches of warranty, product liability, and other causes of action against Generac Power relating to the sale and performance of certain clean energy equipment and seeks to recover damages, including consequential damages, that PHS allegedly incurred.  The Company disputes the allegations in the complaint, including that PHS can seek consequential damages or amounts greater than the $25,000 liability cap set forth in the agreement between the parties. Generac Power moved to dismiss the complaint and compel arbitration consistent with the parties’ agreement. PHS later filed a Chapter 7 bankruptcy petition in the Western District of North Carolina that identified Generac Power as one of its outstanding creditors. The parties agreed to toll PHS’s deadline to respond to the motion to dismiss and all other pretrial deadlines to allow the bankruptcy trustee to evaluate the complaint. The Trustee decided to pursue PHS’s claims against Generac in arbitration. Generac Power intends to vigorously defend against the claims and contends that PHS cannot recover certain damages on behalf of its customers upon final approval of the settlement in the Multidistrict Litigation described below to the extent the claims relate to the performance of a certain solar system component. The arbitration hearing date has been rescheduled from June 2027 to December 2027.

On October 28, 2022, Daniel Haak filed a putative consumer class action lawsuit against Generac Power in the Middle District of Florida. The complaint alleges breaches of warranty, tort-based, and unjust enrichment claims against Generac Power relating to the sale and performance of certain clean energy products, and seeks to recover damages, including consequential damages, that the plaintiff and putative class allegedly incurred. Additional putative class actions were filed by consumers raising similar claims and allegations in other district court cases. These putative class actions have been consolidated into a Multidistrict Litigation, In re: Generac Solar Power Systems Marketing, Sales Practices and Products Liability Litigation currently pending in the Eastern District of Wisconsin, Case No. 23-md-3078. Generac Power and plaintiffs participated in a mediation through which the parties agreed to certain monetary and non-monetary terms to resolve the matter on a classwide basis. On October 21, 2026, the Court granted final approval of the classwide settlement. In the third quarter of 2025, Generac Power recorded a reserve for the contemplated $15,000 settlement fund. Generac Power does not concede liability or any charges of wrongdoing in connection with the proposed settlement.

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

On March 8, 2022, Ollnova Technologies Limited, a non-practicing entity, filed a patent infringement lawsuit against ecobee Technologies, ULC. (ecobee) in the United States District Court for the Eastern District of Texas (Case No. 22-cv-00072-JRG). Ollnova claimed that ecobee infringes on four of its patents. At a first trial in October 5, 2023, the jury invalidated one of Ollnova’s patents and found ecobee infringed at least one of the claims of the asserted patents. On March 1, 2024, the trial court entered judgment against ecobee for $11,500, plus prejudgment and post-judgment interest. In 2023, the Company recorded a reserve of $12,669 related to this matter. In the first quarter of 2024, the Company recorded an additional reserve of $1,826 for estimated prejudgment and post-judgement interest and continued to accrue for post-judgment interest thereafter. ecobee appealed the trial court’s judgment and on June 4, 2026, the Court of Appeals for the Federal Circuit vacated the judgment and ordered a new trial, which the trial court scheduled for July 10, 2026. Subsequently, the parties resolved their dispute pursuant to a confidential settlement agreement without an admission of liability, infringement, or any wrongdoing. In the second quarter of 2026, the Company reduced the reserve established for the original verdict and interest to the amount of the settlement, which was paid in the third quarter of 2026.

On December 5, 2023, seven plaintiffs filed a product liability lawsuit in the Philadelphia County Court of Common Pleas against Generac Power, other Generac affiliates, and unrelated entities for damages sustained in an accident involving a GP15000E portable generator that occurred on October 4, 2023 (Zawaski, et al. v. Generac Power Systems, Inc., et al.). Plaintiffs pursued claims against Generac Power for negligence, strict liability, and loss of consortium, seeking compensatory and punitive damages. On January 26, 2026, the Company, together with other co-defendants, agreed to enter a settlement in principle to resolve all asserted claims, while denying any wrongdoing, to eliminate the uncertainty, burden, and expense of protracted litigation. The Company agreed to pay $104,500 in addition to the Company’s excess insurance for the applicable policy year. As of  December 31, 2025, the Company has reflected a reserve for $206,500 within other accrued liabilities and an insurance receivable for $102,000 in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company and its insurance carriers satisfied the payment obligation on April 1, 2026.

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

On October 18, 2024, two individuals filed a putative consumer class action lawsuit against Generac Power and the Company in the Middle District of Florida (Case No. 24-cv-02412). Plaintiffs amended their original complaint to include additional plaintiffs and theories of liability. Plaintiffs alleged certain defects exist in home standby generators manufactured or sold to consumers from 2020-2024. Plaintiffs asserted breaches of warranty, tort-based, and statutory claims relating to the sale and performance of home standby generators. The court dismissed (1) all claims against the Company and (2) all non-Florida residents’ claims against Generac Power for lack of personal jurisdiction, and limited the Florida plaintiffs’ claims against Generac Power to claims for breach of express warranty. On October 21, 2026, the court denied class certification. The Company disputes the allegations and intends to vigorously defend against the individual claims in the Amended Complaint and any appeal of class certification denial.

On September 25, 2026, five individuals filed a putative consumer class action lawsuit against Generac Power in the Eastern District of Wisconsin (Case No. 26-cv-01767). The complaint alleges a common design defect in home standby generators sold from 2019 through 2024. Plaintiffs assert breaches of warranty, tort-based, and statutory claims relating to the sale and performance of these units. Four of the named plaintiffs in this action were previous plaintiffs whose claims were dismissed for lack of personal jurisdiction in the Middle District of Florida action described immediately above. The Company disputes the allegations and intends to vigorously defend against the claims in the complaint, including that the case should not proceed as a class action.

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

18. Subsequent Events

On November 2, 2026, the Company completed the acquisition of New Way Power Proprietary Limited (New Way), a supplier of back-up power solutions, located in Johannesburg, South Africa. Due to the close proximity of the acquisition date and the Company's filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2026, the initial accounting for the business combination is not yet complete and is pending identification and measurement of the assets acquired and liabilities assumed. Accordingly, the information required by ASC 805, Business Combinations will be disclosed in the Company's subsequent Form 10-K.

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

Overview

Founded in 1959, Generac is a leading global designer, manufacturer, and provider of a wide range of energy technology solutions. Generac provides power generation equipment, energy storage systems, energy management controls & solutions, and other power products and services serving the residential, commercial, data center, telecom, rental, and industrial markets. The Company’s broad portfolio of energy technology offerings for homes and businesses enables its mission to Power a Smarter World and lead the evolution to more resilient, efficient, and innovative energy solutions.

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

Substantial capital investments in new data centers and accelerating adoption of artificial intelligence. As a result of the development of artificial intelligence and the expected benefits of this technology, there is significant capital investment being made to build out data center infrastructure, which is expected to further accelerate adoption of artificial intelligence capabilities. Backup power solutions are a necessary part of this substantial investment in data centers. Given the significant power requirements and the mission-critical nature of these data centers, demand for large backup power generators is expected to grow at a dramatic rate for the foreseeable future. Due to all of these factors, the market for large-megawatt backup generators has become significantly supply-constrained. This presents a very large incremental opportunity for our recently introduced large-megawatt diesel generator offering. As we continue to ramp our capacity and capabilities for large megawatt generators, we believe that we are well positioned to take share in this market over time given (i) our long-standing historical focus on backup power generation, (ii) our global presence in markets around the world, (iii) our ability to provide customized product solutions via our extensive sales, engineering, and project management resources, and (iv) our aftermarket support through a combination of direct service teams and our global service network provided by our industrial distributor partners. Given the scale and mission-critical nature of these applications, this level of support is necessary to capture market share and serve these customers. Additionally, we believe these large data center power loads will contribute to the growing supply/demand imbalance across the broader electrical grid, resulting in continued power quality issues and increased demand for backup power solutions for all homes and businesses. Finally, we believe the significant growth in data center power consumption will cause higher power prices, driving growth in the market for solar, storage, and intelligent energy management solutions.

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

Natural gas generators, a continuing growth opportunity. We believe natural gas will continue to be an important and cleaner transition fuel of the future, compared to diesel, as the world continues to shift towards lower emission power generation sources. Demand for natural gas back-up generators continues to represent an increasing portion of many C&I end markets, as the benefits of natural gas power generation are very compelling relative to traditional diesel fueled generators for certain end users. We also continue to explore and expand our capabilities within new gaseous back-up generator market opportunities, including distributed generation, demand response, microgrids, and overall use as a Distributed Energy Resource (DER) in areas where grid stability is needed. Many of these applications are made possible by our natural gas generators having the capability to participate in available grid services programs, helping to offset the purchase price of the equipment over the product’s lifespan. Expanding our natural gas product offering into larger power nodes is another way that we are increasing the addressable market for natural gas back-up generators. As a leader in natural gas back-up power generation, we believe we are well positioned to capitalize on this strategic growth theme.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA) and allowing for the recovery of IEEPA tariff amounts previously paid. During the three and nine months ended September 30, 2026, the Company received Phase I IEEPA tariff refunds totaling approximately $29.7 million and $91.1 million, respectively.  Approximately $9.5 million and $80.6 million of the tariff recovery was recorded as a reduction of cost of goods sold in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026, respectively.  As of September 30, 2026, all expected Phase I IEEPA tariff refunds have been received, and approximately $10.5 million of the tariff recovery remains in inventory.

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

Factors Influencing Interest Expense

Interest expense can be impacted by a variety of factors, including market fluctuations in SOFR, interest rate election periods, interest rate swap agreements, repayments or borrowings of indebtedness, and amendments to our credit agreements. Refer to Note 13, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information. The year-over-year decrease in interest expense in the current period was primarily driven by lower borrowings and lower interest rates compared to the prior year period.

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

Factors Influencing Provision for Income Taxes and Cash Income Taxes Paid

The effective income tax rates for the nine months ended September 30, 2026 and 2025 were 24.3% and 18.3%, respectively. The increase in effective tax rate was primarily related to certain favorable discrete items in the prior year period that did not repeat in the current year period.

On July 4, 2025, the United States signed the OBBBA into law. This legislation makes permanent several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the immediate expensing of domestic research and development costs. Under ASC 740, “Income Taxes,” the effects of changes in tax laws are reflected in the Company’s financial statements in the quarter in which the legislation was passed. We continue to expect significant cash tax savings from the bonus depreciation and domestic research and development expensing. These changes did not have a material impact on our effective income tax rate for the nine months ended September 30, 2026 or the estimated annual effective income tax rate for 2026 as the changes relate to temporary differences in basis.

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

Results of Operations

Three months ended September 30, 2026, compared to the three months ended September 30, 2025

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Three Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net sales	$1,294,779	$1,114,353	$180,426	16.2%
Costs of goods sold	778,738	687,431	91,307	13.3%
Gross profit	516,041	426,922	89,119	20.9%
Operating expenses:
Selling and service	174,874	145,104	29,770	20.5%
Research and development	63,832	60,059	3,773	6.3%
General and administrative	88,134	93,748	(5,614)	-6.0%
Amortization of intangible assets	28,618	24,932	3,686	14.8%
Total operating expenses	355,458	323,843	31,615	9.8%
Income from operations	160,583	103,079	57,504	55.8%
Total other expense, net	(17,436)	(24,741)	7,305	29.5%
Income before provision for income taxes	143,147	78,338	64,809	82.7%
Provision for income taxes	34,198	11,758	22,440	190.8%
Net income	108,949	66,580	42,369	63.6%
Net (loss) income attributable to noncontrolling interests	(275)	419	(694)	-165.6%
Net income attributable to Generac Holdings Inc.	$109,224	$66,161	$43,063	65.1%

Segment Results of Operations

On March 25, 2026, we announced our plan to reorganize our two reportable segments to better align the organization and our reporting with our enterprise strategy, effective March 31, 2026 (the Reorganization).  Prior to the Reorganization, our reportable segments were Domestic and International.  As a result of the Reorganization, our new reportable segments are Residential and C&I. The Residential segment consists of the former Domestic segment, excluding the domestic C&I operations.  The C&I segment consists of the domestic C&I operations with the addition of the operations of the former International segment.

Segment financial information for the prior periods has been recast to conform to the current presentation.

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Three Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change
Residential	$742,655	$681,972	$60,683	8.9%
Commercial & Industrial	552,124	432,381	119,743	27.7%
Total net sales	$1,294,779	$1,114,353	$180,426	16.2%

	Total Sales by Reportable Segment
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$742,655	$1,443	$744,098	$681,972	$2,985	$684,957
Commercial & Industrial	552,124	865	552,989	432,381	51	432,432
Intercompany eliminations	-	(2,308)	(2,308)	-	(3,036)	(3,036)
Total net sales	$1,294,779	$-	$1,294,779	$1,114,353	$-	$1,114,353

	Adjusted EBITDA
	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Residential	$200,792	$160,176	$40,616	25.4%
Commercial & Industrial	69,292	43,767	25,525	58.3%
Corporate and eliminations	(13,867)	(10,728)	(3,139)	NM
Total Adjusted EBITDA	$256,217	$193,215	$63,002	32.6%

Net sales.   Commercial & Industrial segment total sales increased approximately 28% to $553.0 million from $432.4 million in the prior year quarter, including an approximate 4% net favorable impact to sales growth from the combination of acquisitions, divestitures, and foreign currency. The total sales growth for the segment was primarily driven by ramping revenue from products sold into the global data center market. In addition, broad-based regional growth internationally was offset by lower shipments to the domestic industrial distributor and telecom channels.

Residential segment total sales increased approximately 9% to $744.1 million as compared to $685.0 million in the prior year quarter. This increase was primarily driven by strong sales growth for home standby and portable generators compared to the prior year, partially offset by lower shipments of energy storage systems.

Overall, net contribution from non-annualized acquisitions & divestitures for the third quarter of 2026 was $12.8 million, primarily in the Commercial & Industrial segment.

Gross profit.   Gross profit margin was 39.9% as compared to 38.3% in the prior year third quarter. The increase was primarily driven by favorable price/cost impacts in the current year quarter, including lower tariff costs, partially offset by unfavorable sales mix.

Operating Expenses.   Operating expenses increased by $31.6 million, or 10%, as compared to the third quarter of 2025. The increase was primarily driven by increased operating expense investments to support future C&I growth, as well as higher marketing spend to drive awareness for our products and additional incentive compensation and intangible amortization expense, partially offset by lower operating expense investment in energy technology solutions.

Other Expense.   The reduction in other expense, net was driven primarily by lower interest expense, higher investment income, and a smaller loss from the change in fair value of our investment in warrants and equity securities of Wallbox N.V., as well as the absence of a loss on refinancing of debt that was recorded in the prior year quarter.

Provision for income taxes.   Provision for income taxes for the current year quarter was $34.2 million, or an effective tax rate of 23.9%, as compared to $11.8 million, or a 15.0% effective tax rate, for the prior year. The increase in effective tax rate was primarily related to certain favorable discrete items in the prior year period that did not repeat in the current year period.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the third quarter was $109.2 million, or $1.83 per share, as compared to $66.2 million, or $1.12 per share, for the same period of 2025.

Adjusted EBITDA.   Adjusted EBITDA for the Commercial & Industrial segment, before deducting for noncontrolling interests, was $69.3 million, or 12.5% of C&I total sales, as compared to $43.8 million, or 10.1% of total sales, in the prior year. This margin increase was primarily driven by operating leverage on higher shipments and the net favorable impact of acquisitions/divestitures.

Adjusted EBITDA for the Residential segment was $200.8 million, or 27.0% of Residential segment total sales, as compared to $160.2 million, or 23.4% of Residential sales, in the prior year. This margin increase was primarily driven by favorable price/cost impacts, operating leverage given higher shipment volumes, and lower operating expense investment in energy technology solutions.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying non-GAAP measures reconciliation schedules, was $151.1 million, or $2.54 per share, as compared to $108.4 million, or $1.83 per share, in the third quarter of 2025. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

See “Non-GAAP Measures” for a discussion of how we calculate Adjusted EBITDA and Adjusted Net Income and the limitations on their usefulness.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net sales	$3,527,654	$3,117,643	$410,011	13.2%
Costs of goods sold	2,079,566	1,901,986	177,580	9.3%
Gross profit	1,448,088	1,215,657	232,431	19.1%
Operating expenses:
Selling and service	440,125	410,664	29,461	7.2%
Research and development	192,269	182,461	9,808	5.4%
General and administrative	237,574	247,924	(10,350)	-4.2%
Amortization of intangible assets	89,813	76,102	13,711	18.0%
Total operating expenses	959,781	917,151	42,630	4.6%
Income from operations	488,307	298,506	189,801	63.6%
Total other expense, net	(58,695)	(71,802)	13,107	18.3%
Income before provision for income taxes	429,612	226,704	202,908	89.5%
Provision for income taxes	104,541	41,416	63,125	152.4%
Net income	325,071	185,288	139,783	75.4%
Net (loss) income attributable to noncontrolling interests	(650)	1,271	(1,921)	-151.1%
Net income attributable to Generac Holdings Inc.	$325,721	$184,017	$141,704	77.0%

Segment Results of Operations

As communicated earlier, we changed our reportable segments effective March 31, 2026. Segment financial information for the prior periods has been recast to conform to the current presentation.

The following tables set forth our reportable segment information for the periods indicated:

	Net Sales
	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change
Residential	$1,908,993	$1,855,681	$53,312	2.9%
Commercial & Industrial	1,618,661	1,261,962	356,699	28.3%
Total net sales	$3,527,654	$3,117,643	$410,011	13.2%

	Total Sales by Reportable Segment
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	External Net Sales	Intersegment Sales	Total Sales	External Net Sales	Intersegment Sales	Total Sales
Residential	$1,908,993	$8,551	$1,917,544	$1,855,681	$12,657	$1,868,338
Commercial & Industrial	1,618,661	916	1,619,577	1,261,962	51	1,262,013
Intercompany eliminations	-	(9,467)	(9,467)	-	(12,708)	(12,708)
Total net sales	$3,527,654	$-	$3,527,654	$3,117,643	$-	$3,117,643

	Adjusted EBITDA
	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Residential	$554,766	$418,189	$136,577	32.7%
Commercial & Industrial	217,308	142,455	74,853	52.5%
Corporate and eliminations	(31,652)	(30,254)	(1,398)	NM
Total Adjusted EBITDA	$740,422	$530,390	$210,032	39.6%

Net sales.   Commercial & Industrial segment total sales increased approximately 28% to $1,619.6 million from $1,262.0 million in the prior year, including an approximate 6% net favorable impact from the combination of acquisitions, divestitures, and foreign currency. The total sales growth for the segment was primarily driven by ramping revenue from products sold to global data center customers, increased shipments to rental channel customers, and higher sales of our controls solutions to the global power generation market, partially offset by lower sales to domestic industrial distributor customers.

Residential segment total sales increased approximately 3% to $1,917.5 million as compared to $1,868.3 million in the prior year. This sales increase was primarily driven by higher home standby and portable generator shipments, partially offset by a decline in energy storage system sales.

Overall, net contribution from non-annualized acquisitions & divestitures for the first nine months of 2026 was $46.7 million, primarily in the Commercial & Industrial segment.

Gross profit.   Gross profit margin was 41.0% as compared to 39.0% in the prior year period. The increase was primarily driven by tariff refunds, which contributed approximately 2% to gross margin growth during the period, as well as lower tariff rates and favorable price/cost impacts. This increase was partially offset by unfavorable sales mix and higher input costs.

Operating Expenses.   Operating expenses increased $42.6 million, or 5%, compared to the prior year period. The increase was primarily driven by increased operating expense investments to support future C&I growth, higher intangible asset amortization, higher marketing spend, and increased incentive compensation expense, partially offset by lower legal expense in the current year period.

Other Expense.   The reduction in other expense, net was driven primarily by an increase in the fair value of our investment in warrants and equity securities of Wallbox N.V. as well as lower interest expense and higher investment income, partially offset by the loss related to four immaterial business dispositions during the period.

Provision for income taxes.   Provision for income taxes for the nine months ended was $104.5 million, or an effective tax rate of 24.3%, as compared to $41.4 million, or a 18.3% effective tax rate, for the prior-year comparable period. The increase in effective tax rate was primarily related to certain favorable discrete items in the prior year period that did not repeat in the current year period.

Net income attributable to Generac Holdings Inc.   Net income attributable to the Company during the first nine months was $325.7 million, or $5.48 per share, as compared to $184.0 million, or $3.10 per share, for the same period of 2025.

Adjusted EBITDA.   Adjusted EBITDA for the Commercial & Industrial segment, before deducting for noncontrolling interests, was $217.3 million, or 13.4% of C&I total sales, as compared to $142.5 million, or 11.3% of total sales, in the prior year. This increase was primarily driven by tariff refunds as well as the net accretive impact of acquisitions and divestitures and improved operating leverage on higher shipment volumes, partially offset by strategic operating expense investments to support future growth.

Adjusted EBITDA for the Residential segment was $554.8 million, or 28.9% of Residential segment total sales, as compared to $418.2 million, or 22.4% of Residential sales, in the prior year. This increase was primarily driven by tariff refunds as well as favorable price/cost impacts, favorable sales mix, and operational efficiencies resulting in lower operating expenses.

Adjusted Net Income.   Adjusted net income attributable to the Company, as defined in the accompanying non-GAAP measures reconciliation schedules, was $431.5 million in the current year first nine months as compared to $281.1 million in the prior year. This increase was primarily driven by higher net income in the current period as outlined above together with changes in certain add-back items.

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

On July 1, 2025, we amended our Original Tranche A Term Loan Facility and Original Revolving Facility (Prior Amended Credit Agreement), extending the maturity of both to July 1, 2030, revising the Original Tranche A Term Loan Facility outstanding principal balance to $700 million (New Tranche A Term Loan Facility), reducing the Original Revolving Facility borrowing capacity to $1 billion (New Revolving Facility) (collectively the New Credit Agreements) and redefining the Term Benchmark (as defined in the Prior Amended Credit Agreement) to replace the Adjusted Term SOFR Rate (as defined in the Prior Amended Credit Agreement) with the Term SOFR Rate (as defined in the New Credit Agreements), resulting in an interest rate reduction of 0.10%. The New Tranche A Term Loan Facility is repayable in increasing quarterly installments over time, equal to 0.625% to 2.50% of the original principal amount, beginning on October 1, 2026. The New Tranche A Term Loan Facility and the New Revolving Facility bear interest at a rate based on SOFR plus an applicable margin between 1.25% and 1.75%, both based on our total leverage ratio and subject to a SOFR floor of 0.0%. As of September 30, 2026, the interest rate for the New Tranche A Term Loan Facility and the New Revolving Facility was 4.93%.

In accordance with ASC 470-50, we capitalized $5.3 million of debt issuance costs related to this refinancing transaction. Additionally, we wrote-off certain unamortized deferred financing costs related to the Original Revolving Facility of $0.4 million and expensed $0.8 million of third-party fees as a loss on refinancing of debt.

As of September 30, 2026, there was $490.0 million outstanding under the Term Loan B Facility, $700.0 million outstanding under the New Tranche A Term Loan Facility, and no borrowings on the New Revolving Facility, leaving $994.1 million of unused capacity, net of outstanding letters of credit.

The Term Loan B Facility bears interest at the adjusted SOFR rate plus an applicable margin of 1.75%, subject to a SOFR floor of 0.0%. As of September 30, 2026, the interest rate for the Term Loan B Facility was 5.43%. The Term Loan B Facility does not require an Excess Cash Flow payment (as defined in the Term Loan B Facility credit agreement) if our net secured leverage ratio is maintained below 3.75 to 1.00. As of September 30, 2026, our net secured leverage ratio was 0.99 to 1.00, and we were in compliance with all covenants of the facility. There are no financial maintenance covenants on the Term Loan B Facility.

The New Tranche A Term Loan Facility and the New Revolving Facility contain certain financial covenants that require us to maintain a total leverage ratio below 3.75 to 1.00, as well as an interest coverage ratio above 3.00 to 1.00. As of September 30, 2026, our total leverage ratio was 1.05 to 1.00, and our interest coverage ratio was 17.93 to 1.00. We were also in compliance with all other covenants of the New Credit Agreements as of September 30, 2026.

On February 12, 2024, our Board of Directors approved a stock repurchase program that allowed for the repurchase of up to $500.0 million of our common stock over a twenty-four-month period. Additionally, on February 9, 2026, our Board of Directors approved a new stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock over the next twenty-four months. The new program replaced the prior share repurchase program, which had approximately $199.3 million remaining available for repurchase when the new program was approved. Pursuant to the approved program, we may repurchase our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. The repurchases may be executed using a combination of Rule 10b5-1 trading plans, open market purchases, privately negotiated agreements, or other transactions. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and in compliance with the terms of our credit agreements. The repurchases may be funded with cash on hand, available borrowings, or proceeds from potential debt or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2026, the remaining unused buyback authorization under the current program was $500 million.

During the three and nine months ended September 30, 2026, there were no share repurchases under the program. During the three months ended September 30, 2025, there were no share repurchases under the program. During the nine months ended September 30, 2025, the Company repurchased 1,109,206 shares of common stock for $147.9 million. The Company has periodically reissued shares out of Treasury stock, including for acquisition contingent consideration payments.

See Note 13, “Credit Agreements,” and Note 14, "Stock Repurchase Program," to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on our credit agreements and stock repurchase programs.

We have an arrangement with a finance company to provide floor plan financing for qualifying dealers. This arrangement provides liquidity for our dealers by financing dealer purchases of Generac products with credit availability from the finance company. We receive payment from the finance company after shipment of product to the dealer, and our dealers are given a longer period of time to pay the finance company. If our dealers do not pay the finance company, we may be required to repurchase the applicable inventory held by the dealer. We do not indemnify the finance company for any credit losses they may incur. Total dealer purchases financed under this arrangement accounted for approximately 12% of net sales for both the nine months ended September 30, 2026 and 2025. The amount financed by dealers which remained outstanding under this arrangement was $181.7 million and $149.7 million as of September 30, 2026, and December 31, 2025, respectively.

Long-term Liquidity

As of September 30, 2026, we had total liquidity of $1,387.8 million which consists of $393.7 million of cash and cash equivalents and $994.1 million of availability under our New Revolving Facility.

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

Cash Flow

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

The following table summarizes our cash flows by category for the periods presented:

	Nine Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	$ Change	% Change

Net cash provided by operating activities	$411,485	$248,719	$162,766	65.4%
Net cash used in investing activities	(312,802)	(115,533)	(197,269)	-170.7%
Net cash used in financing activities	(45,450)	(121,294)	75,844	62.5%
Effect of foreign exchange rate changes on cash and cash equivalents	(975)	6,840	(7,815)	-114.3%
Net increase in cash and cash equivalents	$52,258	$18,732	$33,526	179.0%

The increase in operating cash flows for the nine months ended September 30, 2026 was driven by higher operating earnings, coupled with a larger decrease in working capital in the current year as compared to the prior year, and cash receipts from tariff refunds totaling approximately $91.1 million.

The $312.8 million net cash used in investing activities for the nine months ended September 30, 2026 represents cash payments of $126.9 million related to the purchase of property and equipment, $211.7 million for acquisitions of businesses, net of cash acquired, and $0.4 million of other investing activities. The cash payments for investing activities were partially offset by $23.7 million of proceeds from sale of businesses, net of cash disposed and $2.6 million of proceeds from the sale of a long-term investment.

The $115.5 million net cash used in investing activities for the nine months ended September 30, 2025 primarily represents cash payments of $110.5 million related to the purchase of property and equipment, $3.0 million for the purchase of long-term investments, and $2.0 million related to other investing activities.

The $45.5 million net cash used in financing activities for the nine months ended September 30, 2026 included proceeds of $33.9 million from short-term borrowings, $84.4 million from long-term borrowings, and $10.5 million from the exercise of stock options. These cash proceeds were more than offset by $131.2 million of debt repayments ($32.0 million of short-term borrowings and $99.2 million of long-term borrowings and finance lease obligations), $39.4 million for taxes paid related to equity awards, $1.0 million for payments of deferred acquisition consideration, and $2.7 million payment of contingent acquisition consideration.

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

Contractual Obligations

There have been no material changes to our contractual obligations between the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025, and September 30, 2026, except for the changes in outstanding borrowings and interest rates as discussed in Note 13, “Credit Agreements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table presents a reconciliation of net income to Adjusted EBITDA attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands)	2026	2025	2026	2025

Net income attributable to Generac Holdings Inc.	$109,224	$66,161	$325,721	$184,017
Net (loss) income attributable to noncontrolling interests	(275)	419	(650)	1,271
Net income	108,949	66,580	325,071	185,288
Interest expense	16,378	18,461	48,541	53,813
Depreciation and amortization	57,287	49,211	171,671	143,673
Provision for income taxes	34,198	11,758	104,541	41,416
Non-cash write-down and other adjustments (a)	(761)	2,831	311	4,973
Non-cash share-based compensation expense (b)	13,042	12,751	40,489	39,111
Transaction costs and credit facility fees (c)	2,649	827	6,474	2,591
Business optimization and other charges (d)	599	368	4,103	5,385
Provision for legal, regulatory, and other costs (e)	20,169	23,208	22,424	31,870
Change in fair value of investments (f)	3,021	5,667	(1,521)	17,138
Loss on refinancing of debt (g)	-	1,225	-	1,225
Other (h)	686	328	18,318	3,907
Adjusted EBITDA	256,217	193,215	740,422	530,390
Adjusted EBITDA attributable to noncontrolling interests	(267)	655	(650)	1,899
Adjusted EBITDA attributable to Generac Holdings Inc.	$256,484	$192,560	$741,072	$528,491

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

(d)  Represents severance and other restructuring charges related to the consolidation of certain operating facilities and organizational functions.

(e)  Represents the following significant litigation, regulatory, and other matters that are not indicative of our ongoing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Legal expenses, judgements and settlements related to certain patent lawsuits	$2,313	$2,736	$1,275	$5,923
Legal expenses, judgements and settlements related to certain class action lawsuits	1,665	17,759	3,953	21,643
Legal expenses related to certain government inquiries and other significant matters	1,898	2,713	4,032	4,304
Clean energy warranty related matters	14,293	-	13,164	-
Total provision for legal, regulatory and other matters	$20,169	$23,208	$22,424	$31,870

 (f)  Represents non-cash gains and losses primarily from changes in the fair value of the Company's investment in Wallbox N.V. warrants and equity securities.

 (g)  Represents third party costs and the write-off of certain deferred financing costs in connection with the refinancing of the Tranche A Term Loan Facility and Revolving Debt Facility.

(h)  The current year loss relates primarily to four immaterial business dispositions with two closing in the first quarter and two closing in the second quarter of 2026. The prior year loss relates primarily to one immaterial business disposition that closed in the second quarter of 2025.

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

Similar to Adjusted EBITDA, Adjusted Net Income does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Adjusted Net Income does not reflect any cash requirements for such replacements; and
•	other companies may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income to Adjusted Net Income attributable to Generac Holdings Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share and per share data)	2026	2025	2026	2025

Net income attributable to Generac Holdings Inc.	$109,224	$66,161	$325,721	$184,017
Net income attributable to noncontrolling interests	(275)	419	(650)	1,271
Net income	108,949	66,580	325,071	185,288
Amortization of intangible assets	28,618	24,932	89,813	76,102
Amortization of deferred financing costs and original issue discount	555	557	1,636	1,835
Transaction costs and other purchase accounting adjustments (a)	2,172	204	5,432	656
Loss attributable to business or asset dispositions (c)	485	-	18,723	4,295
Business optimization and other charges (b)	599	368	4,103	5,385
Provision for legal, regulatory, and other costs (b)	20,169	23,208	22,424	31,870
Change in fair value of investments (b)	3,021	5,667	(1,521)	17,138
Loss on refinancing of debt (b)	-	1,225	-	1,225
Tax effect of add backs	(13,766)	(13,900)	(34,801)	(41,407)
Adjusted net income	150,802	108,841	430,880	282,387
Adjusted net income (loss) attributable to noncontrolling interests	(275)	419	(650)	1,271
Adjusted net income attributable to Generac Holdings Inc.	$151,077	$108,422	$431,530	$281,116

Adjusted net income per common share attributable to Generac Holdings Inc. - diluted:	$2.54	$1.83	$7.25	$4.74
Weighted average common shares outstanding - diluted:	59,562,737	59,122,849	59,487,353	59,314,618

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the three months ended September 30, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 17, "Commitments and Contingencies," to the condensed consolidated financial statements for further information on the Company's legal proceedings.

Item 1A.       Risk Factors

There have been no material changes in our risk factors since the February 18, 2026, filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended September 30, 2026, which consisted of the withholding of shares upon the vesting of restricted stock awards to pay related withholding taxes on behalf of the recipient:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

07/01/2026 – 07/31/2026	92	$276.30	-	$500,000,000
08/01/2026 – 08/31/2026	-	-	-	$500,000,000
09/01/2026 – 09/30/2026	14,295	$181.22	-	$500,000,000
Total	14,387	$181.83	-

For equity compensation plan information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025. For information on the Company’s stock repurchase plans, refer to Note 14, “Stock Repurchase Program,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

Exhibits Number	Description
4.1+	Warrant to Purchase Common Stock, dated as of September 16, 2026, by and between Generac Holdings Inc. and Amazon.com NV Investment Holdings LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2026).

10.1+	Transaction Agreement, dated as of September 16, 2026, by and between Generac Holdings Inc. and Amazon.com, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted as inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Certain portions of this document have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to promptly furnish to the SEC an unredacted copy of the document upon request of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generac Holdings Inc.

By:	/s/ York A. Ragen
York A. Ragen
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 3, 2026